Form 10-K
period 2009-12-31
FORTINET INC
filed 2010-03-05
CIK 1262039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34511

FORTINET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0560389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Kifer Road Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)

(408) 235-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	The NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Select Market on November 18, 2009. As of December 31, 2009, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $586.7 million based on the number of shares held by non-affiliates as of December 31, 2009 and based on the last reported sale price of the registrants’ common stock on December 31, 2009. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2010, there were 67,288,022 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET INC

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

Part 1

ITEM 1.	Business

Overview

We have pioneered an innovative, high performance network security solution to the fundamental problems of an increasingly bandwidth-intensive network environment and a more sophisticated information technology (“IT”) threat landscape. We are a leading provider of network security appliances and the market leader in Unified Threat Management (“UTM”). Through our products and subscription services, we provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. Our flagship UTM solution consists of our FortiGate appliance products that provide a broad array of security and networking functions, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam, and WAN acceleration. Our FortiGate appliances, from the FortiGate-50 for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all of our security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our antivirus, intrusion prevention, Web filtering and antispam functionality based on intelligence gathered by our dedicated FortiGuard Labs team. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate UTM solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with a family of FortiManager appliances, which enable end-customers to manage the system configuration and security functions of multiple FortiGate appliances from a centralized console, as well as FortiAnalyzer appliances, which enable collection, analysis and archiving of content and log data generated by our products. We also offer other appliances and software that provide additional protection, such as: (i) FortiMail, a family of multi-featured, high performance messaging security appliances, (ii) FortiDB, a family of appliances that provide centrally managed database-specific security, (iii) FortiClient, a software product that provides endpoint security for desktops, laptops and mobile devices and that is primarily used in conjunction with our FortiGate appliances, (iv) FortiWeb, an appliance that provides security for Web-based applications, and (v) FortiScan, an appliance designed to provide endpoint vulnerability assessment and remediation.

As of December 31, 2009, we had shipped over 500,000 appliances to more than 5,000 channel partners and 75,000 end-customers worldwide, including a majority of the 2009 Fortune Global 100.

We were incorporated in Delaware in November 2000. Our principle executive office is located at 1090 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary FortiASIC, hardware architecture, FortiOS operating system and associated security and networking functions combine to form a platform that integrates security features and enables our products to perform sophisticated security processing for networks with high throughput requirements.

FortiASIC

Our FortiASIC family of ASICs is comprised of the FortiASIC content processor, or CP, line and the FortiASIC network processor, or NP, line. These custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating the computational intensive tasks such as firewall policy enforcement or IPS anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC release. We are able to implement additional new computationally intensive security tasks in later generations of ASICs thereby providing further acceleration capabilities. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in most of our high-end and some of our mid-range FortiGate appliances, delivering further accelerated firewall and VPN performance.

•

FortiASIC CP. Our sixth generation FortiASIC CP implements several techniques in hardware to assist in computationally intensive tasks, such as protocol parsing and encryption/decryption processing associated with VPN. In addition, the FortiASIC CP implements other techniques, such as shared memory integration, to reduce the overhead associated with processing data in multiple locations. The FortiASIC CP is a critical component that accelerates processing of sophisticated content inspection tasks executed by the FortiOS.

•

FortiASIC NP. Our second generation FortiASIC NP is an in-line processor that is designed to accelerate some of the common tasks associated with the processing of network traffic, especially in the context of network security. In particular, the FortiASIC NP is capable of accelerating several computationally intensive security tasks such as firewall policy enforcement, encryption and decryption of VPN traffic and traffic shaping, to enable increased network security protection while minimizing any impact to network bandwidth and throughput. The FortiASIC NP is also flexible in its ability to handle a variety of network traffic types and is agnostic to packet size and other attributes that are different among various network deployments.

Custom Hardware Architecture

Our custom hardware architecture provides the foundation for all FortiGate platforms, combining the integration of FortiASICs with general purpose processors, high-performance network interfaces and custom expansion capabilities. By developing a custom hardware architecture, we are able to incorporate our ASICs within the system to optimize their ability to process traffic for network and security functions.

FortiOS

FortiOS provides the foundation for the operation of all FortiGate appliances, from the core kernel functions to the security processing feature sets. FortiOS provides multiple layers of security including a hardened kernel layer providing protection for the FortiGate system, a network security layer providing security for end-customers’ network infrastructures, and application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs as well as providing system management functions such as command-line and graphical user interfaces. We make available updates to the FortiOS through our FortiCare support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. The FortiOS implements a suite of commonly used routing protocols as well as address translation technologies allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Our technology permits seamless integration into existing network infrastructures with minimal disruption. Additional features include Virtual Domain, or VDOM, capabilities and traffic queuing and shaping enabling administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like PCI DSS. FortiOS’s packet classification, queue disciplines, policy enforcement, congestion management, and other traffic optimization functionality are designed to help control network traffic in order to optimize performance.

Security and Networking Functions

Our FortiOS incorporates the following seven core security and networking technologies:

•

Firewall. Our firewall technology delivers high performance network and application firewalling, including the ability to enforce policies based on the application behavior. Our technology identifies traffic patterns and links them to the use of specific applications, such as instant messaging and peer-to-peer applications, permitting application access control. By coupling application intelligence with firewall technology, the FortiGate platform is able to deliver real-time security with integrated application content level inspection, thereby simplifying security deployments.

•

Virtual Private Network. Our advanced VPN technology provides secure communications between multiple networks and hosts, through both secure socket layer, or SSL, and IPsec VPN technologies, leveraging our custom FortiASIC to provide hardware acceleration for high-performance communications and data privacy. Benefits include the ability to enforce complete content inspection and multi-threat security as part of VPN communications, including antivirus, Intrusion Prevention System, or IPS, and Web filtering. Additional features include traffic optimization providing prioritization for traffic across VPNs.

•

Antivirus. Our antivirus technology provides protection against malware, including viruses, spyware and trojans. Our FortiGuard security subscription services provide updates to signatures to maintain a high level of accuracy and detection capabilities in our products.

•

Intrusion Prevention System. Our IPS technology provides protection against current and emerging network level threats. In addition to signature-based detection, we perform anomaly-based detection whereby our system alerts users to traffic that fits a specific attack behavior profile. This behavior is then analyzed by our FortiGuard Labs team to identify threats as they emerge and generate new signatures that will be incorporated into our FortiGuard services.

•

Web Filtering. Our Web filtering automation technology works in concert with our research team to collect, analyze and categorize websites to provide real-time protection through website ratings and categorization.

Our Web filtering technology is a pro-active defense feature that identifies known locations of malware and blocks access to these malicious sources. In addition, the technology enables administrators to enforce policies based on website content categories, ensuring users are not accessing content that is inappropriate for their work environment. The technology restricts access to denied categories based on the policy by comparing each Web address request to a Fortinet hosted database.

•

Antispam. We employ a variety of antispam techniques to detect and block spam. These techniques include a hosted service performing algorithmic validations of messages against known spam messages, sophisticated reputation service designed to evaluate and track valid email sources and destinations, intelligent image scanning to evaluate the validity of images and dynamic heuristic rules to allow messages to be evaluated based on content within each message. These techniques can be combined to identify and block spam with high accuracy catch-rates and to minimize false positives. We test all filter, rule and definition updates against a large test database of messages to safeguard against inadvertent filtering of legitimate messages.

•

WAN Acceleration. Our storage-enabled and storage-ready FortiGate appliances provide the ability to accelerate network traffic across the wide area network by implementing a combination of application content caching and protocol optimization techniques. Combined with our VPN technologies, end-customers can take advantage of low-cost public network infrastructures to extend their network reach while experiencing high-performance for their network traffic with comprehensive privacy and security.

In addition to the seven core security and networking functions mentioned above, we also incorporate additional technologies within FortiGate appliances that differentiate our UTM solution, including:

•

Application Control. Our application control technology provides the ability to define granular network-based application policies giving end-customers additional control over application access. By designing and implementing a dynamic application behavior detection engine, FortiGate appliances can detect unique applications regardless of the underlying protocol. Many applications have migrated to Web-based interfaces, enabling opportunities to carry additional malicious threats. By identifying the application based on the characteristics of the traffic and behavior, policies can be set to control which Web applications are allowed or denied thereby reducing the opportunity for both known and new potentially malicious applications to penetrate the infrastructure.

•

Data Leakage Prevention (DLP). Our DLP technology provides the ability to define rules based on corporate policies, and consequently detect and prevent confidential data from being distributed outside of the corporate network. By leveraging the inspection capabilities within FortiOS, these DLP policies are able to identify and stop the transmission of confidential data within various application content. Additional capabilities include the identification of the source where known confidential data is being originated from, thereby allowing administrative action to take place. Traffic that has been identified based on these corporate policies can be archived for further analysis.

•

Traffic optimization. Our traffic optimization technology combines quality of service techniques with traffic shaping to provide better service to selected network traffic based on customer policies without causing interruptions to other traffic.

•

SSL inspection. Our SSL inspection technology provides the ability to decrypt SSL application content for processing by the FortiOS. The ability to inspect encrypted SSL content enables our customers to ensure protection from malware that would be otherwise hidden from traditional security products, and enforce the full complement of security and networking features available within FortiOS.

Products

Our core product offerings consist of our FortiGate UTM appliance family, along with our FortiManager central management appliance and FortiAnalyzer central logging and reporting appliance, both of which are typically purchased to complement a FortiGate deployment.

FortiGate

Our flagship FortiGate appliances offer a set of security and networking functions, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration. All FortiGate appliances are based on our proprietary operating system, FortiOS, and substantially all FortiGate models include our proprietary FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate appliances can be centrally managed through both embedded Web-based and command line interfaces, as well as through FortiManager which provides a central management architecture for thousands of FortiGate appliances.

By combining multiple network security functions in our purpose-built security platform, the FortiGate provides high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. Through FortiGuard security subscription services, our products enable end-customers to add security functionality as required by their evolving business needs and the changing threat landscape. By purchasing FortiGuard security subscription services, end-customers obtain coverage and access to regular updates for antivirus, IPS, Web filtering and antispam functions for their FortiGate appliances. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, and service providers.

Each FortiGate appliance runs our FortiOS operating system, and substantially all include our FortiASIC CP. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models.

The FortiGate-30 through -100 series models are designed for perimeter protection for small- to mid-sized businesses and remote offices and as customer premises equipment for service providers. Optional wireless LAN, or WLAN, integration is available for the FortiGate-50, -60 and -80 models, marketed as FortiWiFi, delivering additional network access and security for wireless environments.

The FortiGate-200 through -800 series models are designed for perimeter deployment in mid-sized to large enterprise networks. These products offer increased capacity and scalability designed to provide high network performance while delivering the same broad security suite as all FortiGate models. Additionally, the FortiGate-310 and -620 models provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements, as well as permitting us the opportunity to produce new modules to sell into existing end-customer deployments.

The FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks. Additionally, most of these products provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements, as well as permitting us the opportunity to produce new modules to sell into existing end-customer deployments. Products within the FortiGate-3000 and -5000 series leverage Advanced Mezzanine Card, or AMC, industry standards for hardware modularization to support the advanced networking requirements of large enterprises and service providers, including high-speed networking, WAN connectivity, and network attached storage connectivity. The FortiGate-5000 series is also compatible with the Advanced Telecommunications Computing Architecture, or ATCA, standard, resulting in a flexible hardware platform for system modularity. This modularization gives end-customers the ability to deploy an initial FortiGate configuration with room to grow as their network security needs evolve. The inclusion of network load balancing and advanced switching functionality provides additional flexibility in how end-customers utilize the FortiGate modules within the FortiGate chassis. In addition, our FortiGate-5000 series ATCA blades can be utilized in other third-party vendors’ industry standard ATCA chassis, allowing FortiGates to be deployed into a much wider range of network solutions. Our FortiGate-5000 series appliances offer modular, chassis-based architecture based on the ATCA and AMC industry standards. We brand a subset of our FortiGate-3000 and -5000 series products as FortiCarrier to reflect products specifically targeting a subset of service providers. These products add incremental security, networking and management functionality often utilized in service provider deployments.

FortiGate System Virtualization (VDOM)

In addition to providing network and content level security, FortiOS also offers system virtualization capabilities—the ability to “divide” a security appliance into multiple separately provisioned and managed instances. This capability is currently deployed in substantially all of our FortiGate products as our virtual domain, or VDOM, feature, where administrators have the ability to segment a single FortiGate appliance platform into multiple FortiGate instances. Network security system virtualization, using our VDOM feature, provides isolation between each virtual system, giving administrators flexibility in configuration and traffic management capabilities for each virtual instance. For example, for a service provider that is delivering managed security services to multiple customers, each customer of the service provider may require a tailored set of security services that suits their specific network requirements. To accomplish this, the service provider could use our FortiGate virtualization feature to partition one FortiGate blade or appliance into hundreds of instances, customizing each instance for each customer. This ensures that each of their customers’ networks is separate and private with unique routing, management and policy enforcement. By implementing virtualization, each customer of a security service provider has the ability to refine its requirements to meet its specific goals. The virtualization of our FortiGate functionality lowers capital and operational expenditures for enterprises and service providers and simplifies administration and management.

Fortinet Management and Analysis Appliances

The table below presents the capabilities of our FortiManager and FortiAnalyzer appliances, which are typically sold in conjunction with a large FortiGate deployment:

Product	Feature Highlights	FortiGuard Services Available
FortiManager (Centralized management appliance)	•Configuration management •FortiOS upgrade management •Caching of FortiGuard updates	•Not applicable

FortiAnalyzer (Centralized reporting and analysis appliance)	•Network event correlation •Content archiving	•Vulnerability management services

FortiManager

Our FortiManager appliances provide a central management solution for our FortiGate appliances, including the wide variety of network and security features offered within FortiOS. One FortiManager appliance is capable of effectively managing thousands of FortiGate units, and also provides central management for FortiClient software. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer

Our FortiAnalyzer appliances are network logging, analyzing, and reporting appliances that securely aggregate content and log data from our FortiGate and other products as well as third-party devices to enable network logging, analysis and reporting. Additional functions such as vulnerability assessments and traffic analysis provide additional value for customers seeking to control and monitor their network infrastructure and security policies. A full range of content and log data, including traffic, event, virus, attack, Web content, and email data may be archived, filtered and mined for compliance or historical analysis purposes. The appliance comes with a suite of standard reports as well as the ability to customize reports.

Additional Fortinet Solutions

We also offer other appliances and software that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, Web-based traffic and databases, and employees’ computers or handheld devices.

Product	Feature Highlights	FortiGuard Services Available
FortiMail (Email antispam and security appliance)	•Inbound and outbound email spam protection •Email antivirus protection •Email content archiving	•Antispam •Antivirus

FortiDB (Database security appliance)	•Database vulnerability assessment •Activity monitoring and auditing for database transactions •Database discovery	•Database policy updates

FortiClient (Endpoint security software)	•Antivirus •Antispam •Personal firewall •IPsec VPN •Web content filtering •Data loss prevention •WAN acceleration	•Antivirus •Antispam •Web filtering

FortiWeb (Web application firewall appliance)	•XML IPS and validation •SSL acceleration •Server load balancing	•Not applicable

FortiScan (Endpoint vulnerability management appliance)	•Vulnerability assessment and remediation •Patch management •Network device inventory (hardware, OS and applications)	•Vulnerability management services

FortiMail

Our FortiMail appliances provide protection against threats conveyed by messaging applications, including blended threats such as a coordinated, single attack comprised of spam, viruses and worms. These systems offer flexibility to support a variety of existing deployments with minimal change to existing infrastructure. The FortiMail systems utilize a customized operating system designed to inspect and clean both inbound and outbound email traffic. FortiMail detects security threats through sophisticated antispam, antivirus and anti-malware engines. Additional functionality designed to eliminate deployment barriers and increase system value includes email routing, system virtualization, and archiving.

FortiDB

Our FortiDB appliance provides a comprehensive solution for database security assessment, identifying potential vulnerabilities that otherwise could be exploited by attackers. This solution is able to discover databases within a network infrastructure allowing administrators to confirm known databases and identify potentially harmful unknown or unauthorized databases. The ability to evaluate and report on database software and database server vulnerabilities provides the database administrator with a comprehensive list of security concerns and recommended actions to remediate them ensuring a security-hardened database environment.

FortiClient

Our FortiClient product is an endpoint software solution designed to be used in connection with our FortiGate appliances to provide security features for enterprise computers and mobile devices. The feature set includes personal firewall, IPsec VPN, antivirus, Web filtering, WAN acceleration, DLP and antispam. FortiClient is supported by FortiGuard security subscription services to help ensure endpoints are protected on a real-time basis against current and emerging threats. FortiClient software is available for Microsoft Windows XP, Microsoft Vista, Microsoft Windows Mobile and Symbian operating systems.

FortiWeb

Our FortiWeb appliance provides Web application firewalls and networking features designed to protect, balance, and accelerate Web applications. The FortiWeb is designed for medium and large enterprises, cloud service providers and consumer Internet and e-commerce companies, and can significantly reduce the deployment time and complexities of introducing Web applications. The FortiWeb applies our industry leading threat research to protect Web application servers, improving the security of confidential information and aiding in legislative and PCI DSS compliance. FortiWeb goes beyond traditional Web application firewalls to provide XML security enforcement, application acceleration, and server load balancing.

FortiScan

Our FortiScan appliance provides endpoint vulnerability management, inventory (asset and software) industry compliance evaluation, patch management and remediation, auditing and reporting. These tasks are important for enterprises to assess and ensure the defensive capabilities of their endpoints. The ability to provide agent-less and agent-based vulnerability assessment allows for flexibility in deployment with minimal impact on endpoint configurations. Additionally, administrators are able to remediate vulnerabilities found within endpoints from a central location without user participation simplifying security and compliance initiatives.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Using automated processes, our FortiGuard Labs team, comprised of over 100 professionals, identifies emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers through our FortiGuard global distribution network. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically for a one-year term, to obtain coverage and access to regular updates for antivirus, intrusion prevention, Web filtering and antispam functions for our FortiGate appliances, antivirus, Web filtering and antispam functions for our FortiClient software, antivirus and antispam functions for our FortiMail appliances. We provide FortiGuard services 24 hours a day, seven days a week.

•

Antivirus. Through our FortiGuard Antivirus service, we provide updates for several of our network appliance products and endpoint software with the latest antivirus defenses against evolving threats. We add or update a large number of antivirus signatures each week to help protect against evolving malware threats, such as viruses, spyware, and worms. In addition to antivirus signatures, our products utilize “anomaly-based detection” techniques through which detection occurs by recognizing data patterns that do not conform to what is considered a typical signature to defend against an additional set of unknown threats.

•

Intrusion Prevention System. Through our FortiGuard IPS service, we provide end-customers with the latest defenses against suspicious network activity. We also offer end-customers the ability to define their own detection profiles and signatures for use with their FortiGate products.

•

Web Filtering. Through our FortiGuard Web Filtering service, we deliver updates to the hosted Web filtering database to regulate Web activities, allowing end-customers to meet human resources and corporate internet usage policies and educational compliance requirements and help block access to harmful or non-productive websites. Our researchers use a combination of automation tools and targeted research analysis to gather and review website URLs and to rate and categorize URLs into categories on a real-time basis.

•

Antispam. The FortiGuard antispam service is the delivery mechanism for antispam signature updates for FortiGate, FortiMail and FortiClient products. We updated our antispam databases based on real-time data collected from decoy email addresses and add a large number of new antispam signatures weekly to augment our current database of antispam signatures.

•

Database Policies for FortiDB. Through our FortiGuard FortiDB database service, we deliver updates to policies utilized by our FortiDB appliance. These updates typically consist of changes to our many FortiDB policies that cover known exploits, configuration weaknesses, OS issues, operational risks, and data access privileges. FortiDB uses the policies to generate actionable reports so that organizations can ensure databases conform to corporate standard configurations, implement tests for custom applications, or conduct penetration testing of databases.

•

Vulnerability Management. Through our FortiGuard Vulnerability and Compliance Management, or FortiGuard-VCM, service, we deliver vulnerability database updates for our FortiAnalyzer and FortiScan products. These updates help organizations minimize the risk of vulnerabilities by enabling our FortiScan products to quickly discover vulnerabilities, measure the potential risk of these vulnerabilities, and then provide the information necessary to mitigate these risks.

FortiCare Technical Support Services

Our FortiCare services are our technical support services for the software, firmware and hardware in our products. In addition to our standard support service offering, we offer a premium service that offers faster response times and dedicated support oriented towards major accounts.

For our standard technical support offering for our products, channel partners often provide first level support to the end-customer, especially for small and mid-sized end-customers, and we typically provide second and third level support to our end-customers. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We provide technical support to partners and end-customers 24 hours a day, seven days a week through regional technical support managers located worldwide. Our service representatives work with our end-customers to qualify and characterize the issue at hand, and to efficiently route the FortiCare case to the appropriate specialized customer service engineer. In addition to post sales support activities, our support organization places emphasis on service readiness by coordinating with our product management team to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release.

Training Services

We offer training services to our end-customers and channel partners, through our training department and authorized training partners. These services are designed to help educate end-customers and partners regarding implementation, use and functionality, and maintenance and support of our products. We have also implemented a training certification program to ensure an understanding of our products and services. As of December 31, 2009, more than 13,000 individuals have participated in our training programs.

Professional Services

We offer professional services to end-customers primarily for large implementations where expert technical resources are required. Our professional services consultants help in the design of deployments of our products and work closely with end-customer engineers, managers and other project team members to implement our products according to design, utilizing network analysis tools, attack simulation software and scripts.

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises and service providers—and across a variety of industries including telecommunications, government, financial services, retail, education, technology, healthcare and manufacturing. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. As of December 31, 2009, we had shipped over 500,000 appliances to more than 5,000 channel partners and 75,000 end-customers worldwide, including a majority of the 2009 Fortune Global 100.

During fiscal 2009, 2008, and 2007, one channel partner, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., accounted for approximately 12% of total revenue.

Our end-customers deploy our products to provide security for a wide variety of network environments. Our network deployment scenarios include protection for core infrastructures, remote / branch offices, data centers, switching infrastructures, perimeter deployments and endpoints.

The following examples illustrate typical deployment scenarios for our FortiGate and related appliances:

Large Enterprise Deployment

The following diagram represents a large enterprise data center deployment using our FortiGate products. The FortiGate appliance is deployed in the data center to provide security segmentation within the company’s enterprise networks. In this scenario, our products enable the segmentation of the network into three parts: (i) the Web server segment that connects corporate Web servers to public Internet users; (ii) the email server segment that connects internal corporate email servers providing access to enterprise end-users; and (iii) the LAN, providing network access to enterprise end-users. The FortiGate appliance allows administrators the ability to deploy a tailored set of features within each network segment. In this scenario, the customer has deployed firewall, antivirus, and IPS for the Web server segment, firewall, antispam and antivirus for the email server segment and firewall, DLP, application control, Web filtering, IPS and antivirus for the LAN segment. End- customer deployments may vary with the number and diversity of features deployed.

Distributed Enterprise Deployment

The following diagram represents a distributed enterprise deployment comprised of a main corporate office and multiple remote locations using our FortiGate products. The FortiGate appliances are deployed in both the remote offices and the corporate office locations to provide secure remote access between locations using IPsec VPN. Additionally, the remote locations utilize multiple security technologies including firewall, antivirus, antispam, IPS and Web filtering. The addition of WAN acceleration provides additional benefits by improving network performance between the remote locations and the main corporate office. In this example, the distributed enterprise implementation consists of high-end FortiGate deployments at the corporate headquarters and entry-level FortiGate deployments at other remote locations which complete the VPN connectivity and WAN acceleration across the distributed enterprise and provide core network firewall, antivirus and IPS protection for all locations.

Service Provider Deployment

The following diagram represents a service provider hosted security offering using our FortiGate products. The high-end FortiGate appliance is deployed in the service provider’s data center to deliver security for customers subscribing to the service provider’s internet services. A typical deployment is implemented with our VDOM technology, which enables service providers the ability to utilize the FortiGate’s security virtualization capabilities across hundreds of customers leveraging a single appliance while simulating multiple appliances. In this scenario, the service provider is able to deliver tailored security offerings based on the customer’s specific requirements. Customer A is subscribing to firewall, antispam, antivirus and Web filtering. Customer B is subscribing to antispam, firewall and antivirus. Customer C is subscribing to application control, WAN optimization and Web filtering. This deployment enables additional revenue opportunities for the service provider without additional equipment purchases.

Sales and Marketing

We primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. As of December 31, 2009, our distribution channel program had approximately 5,000 channel partners worldwide. We work with many of the world’s leading technology distributors, including Arrow Electronics, Inc., Ingram Micro Inc. and Tech Data Corporation.

We support our channel partners with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales team often helps drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work alongside our channel partners and directly engage with end-customers to address their unique security and deployment requirements. Our sales cycle for an initial end-customer purchase typically ranges from three to six months but can be longer especially for large enterprises, service providers and government customers. To support our broadly dispersed global channel and end-customer base, we have sales offices in over 30 countries around the world.

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We execute this strategy by leveraging a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, product marketing, channel marketing and sales support programs. We focus our resources on programs, tools and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro Star International, Ltd., Creation Technologies, Inc. and a number of additional Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our headquarters in Sunnyvale, California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We use one third-party logistics provider that accounted for a material portion of our shipments in fiscal 2008 and in fiscal 2009. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, while allowing us to focus resources on our core competencies. Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday (using UMC’s foundry) and K-Micro (using TSMC’s foundry) manufacture our ASICs on a purchase order basis. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for the fabrication of our ASICs could be increased on short notice.

The components included in our products are sourced from various suppliers by us or more frequently by our contract manufacturers. Some of the components important to our business, including central processing units from Intel, AMD, RMI and VIA and network chips from Broadcom, Marvell and Intel, are available from a limited or sole source of supply.

We have no long-term contracts related to the manufacturing of our ASICs or other components that guarantee any capacity or pricing terms.

Research and Development

We focus our research and development efforts on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, needed by our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and sales and marketing.

As of December 31, 2009, our research and development organization had headcount of 412 people predominantly in Canada, China, and the United States. Our research and development expense in fiscal 2009 was $42.2 million, in fiscal 2008 was $37.0 million and in fiscal 2007 was $27.6 million.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2009, we had 35 issued U.S. patents, 5 issued Chinese patents, 96 patent applications pending for examination in the United States and 26 patent applications pending for examination in China, 19 of which are related to U.S. applications. We purchased most of our issued U.S. patents and many of our pending U.S. patent applications from other entities. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the networking industry have extensive patent portfolios. From time-to-time, third parties, including certain of these leading companies, have asserted and may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers, distributors and certain resellers against claims that our products infringe the intellectual property of third parties.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include the following:

•	product performance, features, effectiveness, interoperability and reliability;

•	technological expertise;

•	price of products and services and total cost of ownership;

•	brand recognition;

•	customer service and support;

•	sales and distribution capabilities;

•	compliance with industry standards and certifications;

•	size and financial stability of operations; and

•	breadth of product line.

Our competitors include networking companies such as Cisco Systems, Inc., and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee, Inc., and SonicWALL, Inc., and other point solution security vendors.

We believe we compete favorably based on our products’ performance, reliability and breadth, and our ability to add and integrate new networking and security features and based on our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionality.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. In addition, our larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to adversely impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Employees

As of December 31, 2009, our total headcount was 1,223 people including payrolled contractors. We had 412 in research and development, 417 in sales and marketing, 249 in services and support, 40 in manufacturing operations, and 105 in a general and administrative capacity. As of December 31, 2009, our headcount was 288 people in the United States, 386 in Canada, 79 in France, 216 in China and 254 in other countries.

None of our U.S. employees is represented by a labor union with respect to his or her employment with us; however, our employees in France, Spain and Italy are represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Facilities

Our corporate headquarters are located at 1090 Kifer Road, Sunnyvale, California in an office consisting of approximately 107,000 square feet. The lease for this office expires in September 2013. We sublease approximately 23,000 square feet of this space pursuant to a sublease that expires in December 2011.

In addition to our headquarters, we lease approximately 14,000 square feet of data center space and a total of approximately 65,000 square feet of office space in several buildings in Burnaby, Canada under various leases that expire between January 2012 and July 2015, approximately 16,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2014, approximately 15,500 square feet of office space in Sophia, France under a lease that expires in December 2013, and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2011. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

Available Information

Our web site is located at www.fortinet.com, and our investor relations web site is located at http://investor.fortinet.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file.

ITEM 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Our quarterly operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and services, and the timing of channel partner and end-customer orders;

•	the timing of shipments, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting cycles and purchasing practices of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

•

the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and by the extent to which we bring on new distributors;

•	the accuracy and timing of point of sale reporting by our sell-through distributors, which impacts our ability to recognize revenue;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	changes in the growth rate of the network security or UTM markets;

•

the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end-customers;

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in customer renewal rates for our services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both domestically and in our foreign markets;

•	future accounting pronouncements or changes in our accounting policies; and

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than U.S. dollars.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly operating results. This variability and unpredictability could result in our failing to meet our revenue or operating results expectations or those of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Reliance on a concentration of shipments at the end of the quarter could cause our revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, historically we have received a substantial portion of a quarter’s sales orders and generated a substantial portion of a quarter’s revenue during the last two weeks or last days of the quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our or our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory properly in a way to meet demand, or our inability to release new products on schedule, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We have a history of losses and may not maintain profitability, and our revenue growth may not continue.

We have incurred net losses in most fiscal years since our inception, including net losses of $21.8 million in fiscal 2007, $5.3 million in fiscal 2006, $14.2 million in fiscal 2005 and $59.0 million in fiscal 2004. As a result, we had an accumulated deficit of $60.0 million at December 31, 2009. Although we were profitable in fiscal 2008 and fiscal 2009, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from subscription and support services which may decline, and, because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue accounted for 55.2% of our total revenue for fiscal 2009, 49.7% of our total revenue for fiscal 2008, and 47.7% of our total revenue for fiscal 2007. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Management of our inventory is further complicated by the significant number of different products that we sell and the fact that we sell models that must meet regulatory requirements, such as the European Union’s Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or the EU RoHS.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. For example, in the third and fourth quarters of fiscal 2007 we had excess inventory, resulting in significant inventory write-offs. Alternatively, insufficient inventory levels, which we experienced in the fourth quarter of fiscal 2009 may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and, if we fail to optimize our channel partner model going forward, our operating results will be harmed.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed.

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During fiscal 2007, 2008 and 2009, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., was our most significant channel partner, accounting for 12% of our total revenue in each of the periods. Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to manage existing sales channels, our business will be seriously harmed.

If we are not successful in continuing to execute our strategy to increase our sales to larger end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government entities. Sales to enterprises, service providers and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•

increased competition from larger competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. and Juniper Networks, Inc., that traditionally target enterprises, service providers and government entities and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support service contracts, including stricter support response times, and increased penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer who elects not to purchase our products and services.

Large enterprises, service providers and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and government entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, enterprise, service providers and government entities typically have longer implementation cycles; require greater product functionality and scalability and a broader range of services, including design services; demand that vendors take on a larger share of risks; sometimes require acceptance provisions that can lead to a delay in revenue recognition; and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

The average sales prices of our products may decrease, which may reduce our gross profits.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, discounts we offer, a change in our mix of products, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. Furthermore, we anticipate that the average sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

Defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. For example, one of our high-end product models has been experiencing a defect in limited deployments. Defects or vulnerabilities may impede or block network traffic or cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard subscription updates or our FortiGate appliances could result in a failure of our FortiGuard services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of a growing customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which will harm our reputation; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have a high volume business that has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities and accounting for income taxes.

We offer retroactive price protection to certain of our major distributors, and if we fail to balance their inventory with end-customer demand for our products, our allowance for price protection may be inadequate, which could adversely affect our results of operations.

We provide certain of our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, certain distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of December 31, 2009, we estimated that approximately $1.6 million of our products in our distributors’ inventory were subject to price protection. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of our major distributors’ inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. We have experienced turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. A large portion of our employee base is substantially vested in significant stock option grants, and the ability to exercise those options and sell their stock may result in a larger than normal turn-over rate. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer, Michael Xie, our Co-founder, Vice President of Engineering and Chief Technical Officer, and Ken Goldman, our Vice President and Chief Financial Officer, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order will be deferred and recognized over future periods. A delay in the recognition of revenue for a significant portion of our sales in a particular quarter may adversely affect our results of operations.

In the course of our selling efforts, we typically enter into arrangements that require us to deliver a combination of products and services. We refer to each individual product or service as an “element” of the overall arrangement. These arrangements typically require us to deliver particular elements in a future period. As we discuss further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Revenue Recognition”, if we are unable to determine the fair value of any undelivered elements, we are required by generally accepted accounting principles, or GAAP, to defer revenue from the entire arrangement rather than just the undelivered elements. If we are required to defer revenue from the entire arrangement for a significant portion of our product sales, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, adversely affecting our results of operations and resulting in a decline in our stock price.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. We believe the current global economic downturn may have adversely affected our total revenue in fiscal 2009. Continued weak global economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth.

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We outsource the manufacturing of our security appliance products to a variety of contract manufacturing partners and original design manufacturing partners.

Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would severely affect sales of our product lines manufactured by that manufacturing partner.

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and Taiwan Semiconductor Manufacturing Corporation, or TSMC. Faraday (using UMC’s foundry) and K-Micro (using TSMC’s foundry) manufacture our ASICs on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from either Faraday or K-Micro or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the EU RoHS and other similar laws. See “If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected” for information on the effects of the failure to comply with these laws.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have faced component shortages in the past. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel Corporation, Advanced Micro Devices, Inc., RMI Corporation and VIA Technologies, Inc. and network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced increasing lead times for the purchase of components incorporated into our products. Our reliance on a limited number of suppliers involves several additional risks, including:

•	a potential inability to obtain an adequate supply of required parts or components when required;

•	financial or other difficulties faced by our suppliers;

•	infringement or misappropriation of our intellectual property;

•	price increases;

•	failure of a component to meet environmental or other regulatory requirements;

•	failure to meet delivery obligations in a timely fashion; and

•	failure in component quality.

The occurrence of any of these would be disruptive to us and could seriously harm our business. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our distributors, resellers and end-customers. This could harm our relationships with our channel partners and end-customers and could cause delays in shipment of our products and adversely affect our results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, a majority of our operating expenses were incurred outside the United States, are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have begun to hedge currency exposures relating to certain balance sheet accounts, we do not currently hedge currency exposures relating to operating expenses incurred outside of the United States, but we may do so in the future. If our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

We generate a majority of revenue from sales to distributors, resellers and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We market and sell our products throughout the world and have established sales offices in many parts of the world. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and

•	other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	the potential for political unrest, terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

Product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change from time to time. Failure to comply with these regulations could result in adverse affects to our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception, because we incorporate encryption technology into our products. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations, U.S. economic sanctions and other laws we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming, and may result in the delay or loss of sales opportunities.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and in reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the European Union, or EU, RoHS and the EU Waste Electrical and Electronic Equipment (WEEE) Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to incur more of these costs in the future. With respect to the EU RoHS, we and our competitors rely on an exemption for lead in network infrastructure equipment. It is possible this exemption will be revoked in the near future. If revoked, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The EU has also adopted the WEEE Directive, which requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Although currently our EU International channel partners are responsible for the requirements of this directive as the importer of record in most of the European countries in which we sell our products, changes in interpretation of the regulations may cause us to incur costs or have additional regulatory requirements in the future to meet in order to comply with this directive, or with any similar laws adopted in other jurisdictions.

Our failure to comply with these and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through our distribution channel. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and, any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

False detection of viruses or security breaches or false identification of spam or spyware could adversely affect our business.

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our antispam and antispyware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent antispam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

If our internal network system is compromised by computer hackers, public perception of our products and services will be harmed.

We will not succeed unless the marketplace is confident that we provide effective network security protection. Because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third-party of our internal network, if an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our products and services. In addition, such a security breach could impair our ability to operate our business, including our ability to provide subscription and support services to our end-customers. If this happens, our revenue could decline and our business could suffer.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many enterprise, service provider and government entity end-customers require higher levels of support than smaller end-customers. If we fail to meet the requirements of the larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with larger end-customers. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by:

•	our earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or

•

changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement attribute prescribed in Accounting Standards Codification (ASC) 740-10 (formerly referred to as Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN 48)). In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

Although we released our entire valuation allowance in the year ended December 31, 2009, we may in the future be required to establish a new valuation allowance. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. In addition, any acquisitions we are able to complete may not be accretive to earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in write-offs that could be substantial. For example, as discussed further in Notes 5 and 6 to our consolidated financial statements, in the past we have written off certain assets in connection with our purchases of assets from certain companies. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property will significantly divert management time and resources.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. For example, one of our high-end product models has been experiencing a defect in limited deployments. Product errors have affected the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Industry

The network security market is rapidly evolving and the complex technology incorporated in our products makes them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, our competitive position and prospects will be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time consuming research and development processes. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. For example, in the first quarter of fiscal 2009, we released a new model within our FortiGate product line and, after its initial release, we detected errors in the product that required us to redesign certain aspects of the product which delayed the availability of the product for one quarter and delayed our recognition of revenue from large orders that included such product until the following quarter when the product became available. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing and releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

Our URL database for our Web filtering service may fail to keep pace with the rapid growth of URLs and may not categorize websites in accordance with our end-customers’ expectations.

The success of our Web filtering service depends on the breadth and accuracy of our URL database. Although our URL database currently catalogs millions of unique URLs, it contains only a portion of the URLs for all of the websites that are available on the Internet. In addition, the total number of URLs and software applications is growing rapidly, and we expect this rapid growth to continue in the future. Accordingly, we must identify and categorize content for our security risk categories at an extremely rapid rate. Our database and technologies may not be able to keep pace with the growth in the number of websites, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our Web filtering function. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, financial condition and results of operations.

In addition, our Web filtering service may not be successful in accurately categorizing Internet and application content to meet our end-customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our end-customers may not agree with our determinations that particular URLs should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place material that is objectionable or that presents a security risk in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in such material not being blocked from the network. Conversely, we may miscategorize websites such that access is denied to websites containing information that is important or valuable to our customers. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter websites according to our end-customers’ and channel partners’ expectations will impair the growth of our business.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new products and enhanced versions of our existing products to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	easing of regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

If our new products or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product or enhancement.

Unless we develop better market awareness of our company and our products, our revenue may not continue to grow.

We are a relatively new entrant in the network security market and we believe that we have not yet established sufficient market awareness of our participation in that market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government entities markets. If our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

Demand for Unified Threat Management products may be limited by market perception that UTM products are inferior to network security solutions from multiple vendors.

Sales of most of our products depend on increased demand for UTM products. If the UTM market fails to grow as we anticipate, our business will be seriously harmed. Target customers may view UTM “all-in-one” solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that UTM products provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, UTM solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of the UTM product may place the entire network at risk. In addition, the market perception that UTM solutions may be suitable only for small and medium sized businesses because UTM lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider, and government entity end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with the UTM market in general, demand for UTM products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further a successful and publicized targeted attack against us or another well known UTM vendor exposing a “single point of failure” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc. and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee, Inc., and SonicWALL, Inc., and other point solution security vendors.

Many of our existing and potential competitors enjoy substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with distribution partners and end-customers;

•	access to larger customer bases;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	substantially greater financial, technical and other resources.

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper’s acquisition of NetScreen Technologies, Inc., McAfee’s acquisition of Secure Computing Corporation and Check Point’s acquisition of Nokia’s security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment such as Cisco Systems, Inc. and Juniper Networks, Inc. offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Risks Related to Intellectual Property

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our products without compensating us.

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We purchased most of our issued U.S. patents and many of our pending U.S. patent applications from other entities. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time-to-time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License (GPL), the GNU Lesser Public License (LGPL), the BSD License, the Apache License and others. From time-to-time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties to continue offering our products, to make generally available, in source code form, our proprietary code, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

Claims by others that we infringe their proprietary technology could harm our business.

Patent and other intellectual property disputes are common in the network security industry. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners whom we typically indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant time, effort and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages (including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights), royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we have ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. Because this dispute is at an early stage, it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

In January 2009, we filed a complaint against Palo Alto Networks, Inc. in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. On September 4, 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC, or ESR, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. On August 3, 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. In September 2009, Deep Nines, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging that at least certain of our products infringe certain of their patents. Deep Nines has not yet served us with its complaint, and the deadline for service has been extended by the Court until March 8, 2010. If we are unsuccessful in defending against any of Palo Alto Networks’, ESR’s or Deep Nines’ claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

We rely on the availability of third-party licenses.

Many of our products include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek new licenses for existing or new products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products from those of our competitors.

Risks Related to Ownership of our Common Stock

As a public company, we are subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Sarbanes-Oxley Act of 2002, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. We expect these and other similar rules and regulations to substantially increase our legal and financial compliance costs. In addition there are proposed corporate governance laws and regulations under consideration that may further increase compliance costs if established as law. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, for the fiscal year ending December 31, 2010, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We are in the very early stages of the process of evaluating and documenting processes in order to comply with this requirement. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. We have in the past identified material weaknesses and significant deficiencies in our internal control over financial reporting, and, although we believe we have remediated the material weaknesses, certain significant deficiencies remain, and we cannot assure you that there will not be material weaknesses and additional significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The trading price of our common stock is likely to be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

Approximately 52,680,972 shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in May 2010. This is in addition to stock options that will be vested in May 2010 and eligible for exercise and sale at the expiration of the lock-up agreements. If stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the expiration of the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock and we may be required to accept terms that restrict our ability to incur additional indebtedness, and take other actions that would otherwise be in the interests of the stockholders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our business, financial condition and results of operations.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 1, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 41.4% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of a substantial majority of all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

Our corporate headquarters are located at 1090 Kifer Road, Sunnyvale, California in an office consisting of approximately 107,000 square feet. The lease for this office expires in September 2013. We sublease approximately 23,000 square feet of this space pursuant to a sublease that expires in December 2011.

In addition to our headquarters, we lease approximately 14,000 square feet of data center space and a total of approximately 65,000 square feet of office space in several buildings in Burnaby, Canada under various leases that expire between January 2012 and July 2015, approximately 16,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2014, approximately 15,500 square feet of office space in Sophia, France under a lease that expires in December 2013, and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2011. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California, alleging, among other claims, patent infringement. On September 4, 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC, or ESR, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. On August 3, 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. In September 2009, Deep Nines, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging that at least certain of our products infringe certain of their patents. Deep Nines has not yet served us with its complaint, and the deadline for service has been extended by the Court until March 8, 2010.

In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we have ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California.

In addition to the above matters, we are subject to other litigation in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. If we do not prevail in any of these legal matters, our operating results may be materially affected. At this time, we are unable to estimate the financial impact these actions will likely have on the company.

ITEM 4.	Reserved

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The NASDAQ Global Select Market under the symbol “FTNT” since it began trading on November 18, 2009. Our initial public offering was priced at $12.50 per share on November 17, 2009. The following table sets forth, for the time period indicated, the high and low closing sales price of our common stock as reported on The NASDAQ Global Select Market.

	High	Low
Fourth Quarter 2009 (from November 18, 2009)	$18.36	$16.55

Holders of Record

As of March 1, 2010, there were 506 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Fortinet under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from November 18, 2009 through December 31, 2009, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Fortinet, Inc., The NASDAQ Composite Index and

The NASDAQ Computer Index

*	$100 invested on 11/18/09 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

1. From December 29, 2008 through December 31, 2009, we granted to our employees and consultants options to purchase an aggregate of 4,203,426 shares of our common stock under our Amended and Restated 2000 Stock Plan, 2008 Stock Plan, and 2009 Incentive Stock Plan at exercise prices ranging from $7.47 to $12.50 per share for an aggregate purchase price of $33.6 million.

2. From December 29, 2008 through December 31, 2009, we sold and issued to our employees and consultants an aggregate of 1,349,910 shares of our common stock pursuant to option exercises under our Amended and Restated 2000 Stock Plan, 2008 Stock Plan, and 2009 Incentive Stock Plan at exercise prices ranging from $0.05 to $7.47 per share for an aggregate purchase price of $2.6 million.

The issuance of the above securities were deemed to be exempt from registration under the Securities Act with respect to items 1 and 2 above in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

On November 17, 2009, our registration statement (No. 333-161190) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 14,375,000 shares of common stock, at a price of $12.50 per share. Included in the above amount is the underwriter’s overallotment of 1,875,000 shares of common stock, which were sold in the week following the initial public offering. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding automatically converted into 37,476,035 shares of common stock. The offering, which closed on November 24, 2009, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.

As a result of the offering, we received net proceeds of approximately $87.4 million, which is comprised of gross proceeds from shares we issued in the initial public offering of $95.7 million plus an administrative fee reimbursement of $1.7 million, offset by underwriting discounts and commissions of $6.7 million and total offering costs of $3.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We anticipate that we will use the net proceeds from the initial public offering for working capital and other general corporate purposes, which may include sales and marketing expenditures, general and administrative expenditures, developing new products and funding capital expenditures. We also may use a portion of the net proceeds to acquire businesses, products, services or technologies we believe to be complementary. However, we do not have agreements or commitments for any specific acquisitions at this time. We will have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in money market funds and investment grade debt securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	Selected Financial Data

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

We made the decision in the first quarter of 2009 to change our financial reporting periods from a fiscal to calendar basis. This change was implemented in the third quarter of 2009 upon completion of required system changes. Accordingly, commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our third quarter of fiscal 2009 ended on September 30, 2009, and our fiscal year 2009 ended December 31, 2009. This transition had the effect of increasing the number of days in our twelve months ended December 31, 2009 by four days. In 2005, we adopted a fiscal year that ends on the Sunday closest to December 31 of each year. Our 2005, 2006, 2007 and 2008 fiscal years ended on January 1, 2006, December 31, 2006, December 30, 2007 and December 28, 2008, respectively. Prior to the third quarter of fiscal 2009, our interim fiscal quarters ended on the Sunday closest to March 31, June 30 and September 30 of each year.

The consolidated statements of operations data for the fiscal years 2009, 2008 and 2007, and consolidated balance sheets data as of fiscal year end 2009 and 2008, were derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal year 2006 and 2005, and consolidated balance sheet data as of fiscal year end 2007, 2006 and 2005, were derived from our audited consolidated financial statements which are not included in this Annual Report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue
Product	$98,686	$94,587	$70,131	$59,469	$32,943
Services	139,172	105,292	74,152	39,590	25,469
Ratable product and services	14,257	11,912	11,083	24,407	21,403

Total revenue	252,115	211,791	155,366	123,466	79,815

Cost of revenue
Product(2)	42,166	41,397	35,948	24,166	14,159
Services(2)	22,265	19,441	15,941	9,496	6,625
Ratable product and services	5,544	4,634	4,763	7,302	6,760

Total cost of revenue	69,975	65,472	56,652	40,964	27,544

Gross profit
Product	56,520	53,190	34,183	35,303	18,784
Services	116,907	85,851	58,211	30,094	18,844
Ratable product and services	8,713	7,278	6,320	17,105	14,643

Total gross profit	182,140	146,319	98,714	82,502	52,271

Operating expenses
Research and development(2)	42,195	37,035	27,588	21,446	17,398
Sales and marketing(2)	96,291	87,717	72,159	54,056	40,761
General and administrative(2)	18,320	16,640	20,544	12,997	13,481
Patent dispute recovery(3)	—	—	—	—	(5,000)

Total operating expenses	156,806	141,392	120,291	88,499	66,640

Operating income (loss)	25,334	4,927	(21,577)	(5,997)	(14,369)

Interest income	1,981	2,614	3,507	2,376	1,610
Other income (expense), net	198	1,710	(1,991)	(503)	(465)

Income (loss) before income taxes	27,513	9,251	(20,061)	(4,124)	(13,224)

Provision for (benefit from) income taxes	(32,666)	1,888	1,781	1,220	939

Net income (loss)	$60,179	$7,363	$(21,842)	$(5,334)	$(14,163)

Net income (loss) per share(4):
Basic	$1.93	$0.02	$(1.13)	$(0.28)	$(0.79)

Diluted	$0.78	$0.02	$(1.13)	$(0.28)	$(0.79)

Weighted-average shares outstanding:
Basic	26,334	20,017	19,276	18,861	18,029

Diluted	65,219	26,642	19,276	18,861	18,029

(1) Our fiscal years ended on December 31, 2009, December 28, 2008, December 30, 2007, December 31, 2006 and January 1, 2006. (2) Includes stock-based compensation expense as follows:

	Fiscal Year
	2009	2008	2007	2006	2005
	(in thousands)
Cost of product revenue	$102	$67	$553	$99	$—
Cost of services revenue	658	400	416	52	—
Research and development	1,963	1,049	1,452	135	4
Sales and marketing	3,020	2,512	3,928	354	115
General and administrative	1,718	1,271	2,983	414	113

Total stock-based compensation	$7,461	$5,299	$9,332	$1,054	$232

(3)	The Company made a settlement offer to Trend Micro Incorporated of $20 million in 2004; however, a Settlement Agreement was reached in 2005, in which the Company agreed to pay a one-time amount of $15 million resulting in the patent dispute recovery of $5 million. Refer to “Item 3—Legal Proceedings” for further details of the Trend Micro litigation.
(4)	Amounts related to 2008 have been corrected. See Note 7 to Consolidated Financial Statements.

	As of Fiscal Year End
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$260,314	$124,190	$90,161	$64,041	$60,926
Working capital	161,652	38,193	12,862	12,399	8,069
Total assets	387,213	199,105	145,192	109,311	102,383
Deferred revenue, current and long-term	201,930	171,617	131,255	93,376	74,504
Convertible preferred stock	—	94,368	94,368	94,368	94,368
Common stock including treasury stock and additional paid-in capital	201,340	20,854	13,438	4,087	1,937
Total stockholders’ equity (deficit)	142,452	(5,229)	(18,925)	(7,217)	(4,023)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that our service revenues may become a larger portion of our total revenue and may increase as we renew existing services contracts and expand our customer base;

•	regarding the percentage of our revenue attributable to ratable product and services revenue;

•	regarding our royalty payments to Trend Micro;

•	regarding trends in our costs of revenues and gross margins;

•	regarding increases in our operating expenses;

•	regarding our investment in our support infrastructure; and

•	regarding the hiring of new employees;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We are a leading provider of network security appliances and the market leader in UTM network security solutions. We provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of December 31, 2009, we had shipped over 500,000 appliances to more than 5,000 channel partners and 75,000 end-customers worldwide, including a majority of the 2009 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30 designed for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers. Sales of FortiGate products have generally been balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one third of FortiGate sales for each of the last three fiscal years. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web-based traffic and databases, and employee computers or handheld devices.

In November 2009, we completed our initial public offering, whereby 14,375,000 shares of common stock were sold to the public at a price of $12.50 per share. We sold 7,656,683 shares of our common stock and received $87.4 million in net proceeds, and the selling shareholders sold 6,718,317 shares of our common stock.

Our total revenue increased from $155.4 million in fiscal 2007 to $252.1 million in fiscal 2009. We achieved profitability in the third quarter of fiscal 2008 and have remained profitable each quarter since. Our total deferred revenue increased by $30.3 million from $171.6 million at December 28, 2008 to $201.9 at December 31, 2009. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended fiscal 2009 with $260.3 million in cash, cash equivalents and short-term investments and have had positive cash flow from operations every fiscal year since 2005.

Our Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front but defer revenue for the sale of new and renewal subscription and support services contracts and recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services, as that is the date on which the services can first be used by the customer. As a result, our sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations. Services revenue provides a source of recurring revenue for us, representing 55.2% of total revenue for fiscal 2009 and 49.7% of total revenue for fiscal 2008, and is important to our future revenue and profitability.

We are a global, geographically diversified business, with more than 60% of our total revenue generated outside of the Americas region since fiscal 2006. For fiscal 2009, 37% of our total revenue was generated from the Americas, 38% from EMEA, and 25% from APAC. We sell globally in U.S. dollars, while our international expenses are denominated in local currencies.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue, gross margin, and the components of operating income and margin below under “—Components of Operating Results,” and we discuss our cash, cash equivalents and short-term investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the table.

	Fiscal Year or as of Fiscal Year End
	2009 (2)	2008	2007
	(dollars in thousands)
Revenue	$252,115	$211,791	$155,366
Gross margin	72.2%	69.1%	63.5%

Operating income (loss) (1)	$25,334	$4,927	$(21,577)
Operating margin	10.0%	2.3%	(13.9)%

Total deferred revenue	$201,930	$171,617	$131,255
Increase in total deferred revenue	30,313	40,362	37,879
Cash, cash equivalents and short-term investments	260,314	124,190	90,161
Cash flow from operations	61,971	37,686	27,669

(1) Includes:
Stock-based compensation expense:	$7,461	$5,299	$9,332
Non-cash asset acquisition related write-offs:	$2,387	$—	$—

The non-cash asset acquisition related write-offs are expenses for intangible assets that have no future value.

(2)	We made the decision in the first quarter of 2009 to change our financial reporting periods from a fiscal to calendar year basis. This change was implemented in the third quarter of 2009 upon completion of required system changes. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our third quarter of fiscal 2009 ended on September 30, 2009, and our fiscal 2009 ended on December 31, 2009. The impact of the reporting period change had the effect of increasing the number of days in the 12 month period ended December 31, 2009 by four days. This change in period end had the effect of increasing services revenue by approximately $1.6 million. Although a significant volume of shipments occurs during the final few days of each of our quarterly reporting periods, including during the year ended December 31, 2009, management believes that the four days added to the year ended December 31, 2009 from the effect of such conversion to a calendar year end did not materially impact our product revenue, as we manage our year-end sales cycle based on our financial reporting period end.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We also assess the increase in our deferred revenue balance plus revenue we recognized in a particular period as a measure of our sales activity for that period.

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $62.0 million in fiscal 2009, $37.7 million in fiscal 2008, $27.7 million in fiscal 2007 and $3.4 million in each of fiscal 2006 and 2005.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and operating margin, and non-GAAP operating expenses. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our consolidated statements of operations, excluding the impact of non-cash stock-based compensation and the non-cash asset acquisition related write-offs described below. Non-GAAP income from operations is operating income, as reported on our consolidated statements of operations, excluding the impact of non-cash stock-based compensation and the non-cash asset acquisition related write-offs described below. The non-cash asset acquisition related write-offs that we exclude from these non-GAAP financial measures are expenses for intangible assets that have no future value, but these expenses do not include amortization related to the intangible assets that provide an ongoing benefit to our recurring operations. Non-GAAP operating margin is defined as non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of non-cash stock-based compensation expense.

We believe that these non-GAAP financial measures are appropriate to enhance an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in these non-GAAP financial measures. Furthermore, we use many of these measures to establish budgets and operational goals for managing our business and evaluating our performance. We believe that the expenses that we exclude in these non-GAAP financial measures are not reflective of these underlying business trends or useful measures for determining our operational performance and overall business strategy. By excluding these expenses, we believe that our management and investors can better compare our recurring core business operating results over multiple periods.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude some costs, namely, non-cash stock-based compensation, that are recurring. Non-cash stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business and is an important part of our employees’ compensation that impacts their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin and certain operating expenses as reported on our consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and certain non-GAAP operating expenses for fiscal 2009, 2008 and 2007, respectively. Further presentation of quarterly non-GAAP gross margin is included in the “Quarterly Results of Operations” section below.

	Fiscal Year
	2009		2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)

Total revenue	$252,115		$211,791		$155,366

GAAP gross profit and margin	$182,140	72.2%	$146,319	69.1%	$98,714	63.5%
Stock-based compensation expense	760	0.3	467	0.2	969	0.6
Acquisition-related write-offs	2,387	0.9	—	—	—	—

Non-GAAP gross profit and margin	$185,287	73.4%	$146,786	69.3%	$99,683	64.1%

GAAP income from operations and margin	$25,334	10.0%	$4,927	2.3%	$(21,577)	(13.9)%
Stock-based compensation expense:
Cost of revenue	$760	0.3%	$467	0.2%	$969	0.6%
Research and development	1,963	0.8	1,049	0.5	1,452	0.9
Sales and marketing	3,020	1.2	2,512	1.2	3,928	2.5
General and administrative	1,718	0.7	1,271	0.6	2,983	1.9

Total stock-based compensation	7,461	3.0	5,299	2.5	9,332	5.9
Asset acquisition-related write-offs	2,387	0.9	—	—	—	—

Non-GAAP income from operations and margin	$35,182	13.9%	$10,226	4.8%	$(12,245)	(8.0)%

	Fiscal Year
	2009		2008		2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Operating Expenses:
Research and development expenses
GAAP research and development expenses	$42,195	16.7%	$37,035	17.5%	$27,588	17.8%
Stock-based compensation	1,963	0.8	1,049	0.5	1,452	0.9

Non-GAAP research and development expenses	$40,232	15.9%	$35,986	17.0%	$26,136	16.9%

Sales and marketing expenses
GAAP sales and marketing expenses	$96,291	38.2%	$87,717	41.4%	$72,159	46.4%
Stock-based compensation	3,020	1.2	2,512	1.2	3,928	2.5

Non-GAAP sales and marketing expenses	$93,271	37.0%	$85,205	40.2%	$68,231	43.9%

General and administrative expenses
GAAP general and administrative expenses	$18,320	7.3%	$16,640	7.9%	$20,544	13.2%
Stock-based compensation	1,718	0.7	1,271	0.6	2,983	1.9

Non-GAAP general and administrative expenses	$16,602	6.6%	$15,369	7.3%	$17,561	11.3%

Total operating expenses
GAAP operating expenses	$156,806	62.2%	$141,392	66.8%	$120,291	77.4%
Stock-based compensation	6,701	2.7	4,832	2.3	8,363	5.4

Non-GAAP operating expenses	$150,105	59.5%	$136,560	64.5%	$111,928	72.0%

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. We recognize our revenue in accordance with the guidance in ASC 985-605-25 (formerly referred to as Statement of Position, or SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) which is discussed in further detail in “—Critical Accounting Policies and Estimates—Revenue Recognition” below. According to ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue is comprised of the following:

•

Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiMail, FortiDB, FortiWeb and FortiScan appliances, and our FortiClient and virtual domain, or VDOM, software. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor and, for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at comparable levels or decline modestly, as services revenue becomes a larger portion of our business as we renew existing services contracts and expand our customer base.

•

Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration. We also generate a small portion of our revenue from professional services and training services and we recognize this revenue upon completion of the project. As a percentage of total revenue, we expect our services revenue may remain at comparable levels or increase as we renew existing services contracts and expand our customer base.

•

Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be segregated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the life of the service performance period. See “—Critical Accounting Policies and Estimates—Revenue Recognition.” In fiscal 2008 and fiscal 2009, ratable product and service revenue represented approximately six percent of total revenue and we do not expect this percentage to change significantly in the near future.

Cost of revenue

Our total cost of revenue is comprised of the following:

•

Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 3—Legal Proceedings.” For fiscal 2008 and fiscal 2009, this royalty represented approximately 1% of total revenue and, if such payments are made in accordance with the terms of the 2006 settlement agreement with Trend Micro, we would not expect this percentage to increase substantially in the foreseeable future. In the fourth quarter of fiscal 2009, we incurred a non-cash charge of approximately $1.7 million, related to certain warrants issued in connection with acquisitions of technology assets. See Note 6 to the consolidated financial statements.

•

Cost of services revenue. Cost of services revenue is primarily comprised of cash-based personnel costs associated with our FortiGuard Labs team and our technical support, professional services and training teams, as well as depreciation, supplies, data center, data communications, facility-related costs and stock-based compensation costs. We expect our cost of services revenue will increase as we continue to invest in subscription and support services to meet the needs of our growing customer base.

•	Cost of ratable product and services revenue. Cost of ratable product and services revenue is comprised primarily of deferred product costs and services-related costs.

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term may decline modestly or be relatively flat compared to that achieved in fiscal 2009 as we do not anticipate in the near term any significant change in the factors positively influencing gross margin.

Services revenue has increased as a percentage of total revenue since inception and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. Our services gross margins have been increasing, but we do not expect these margins to increase substantially in the future as we continue to invest in our support infrastructure.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of cash-based personnel costs such as salaries, benefits, bonuses and, with regard to the sales and marketing expense, sales commissions. They also include non-cash stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

•

Research and development. Research and development expense consists primarily of cash-based personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment, facility-related expenses and stock-based compensation expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred, except for capital equipment which is depreciated over time. Our development teams are primarily located in Canada, China, and California. We expect our spending for research and development to increase in absolute dollars but intend for research and development expenses to remain comparable to recent periods as a percentage of total revenue.

•

Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs. Additional sales and marketing expenses include stock-based compensation, promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to add new customers and increase penetration within our existing customer base. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense.

•

General and administrative. General and administrative expenses consist of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including the costs associated with SEC reporting, Sarbanes-Oxley Act compliance and insurance.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in money-market funds and other short-term, investment-grade investments.

Other income (expense), net. Other income (expense), net consists primarily of foreign exchange gains and losses. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of the associated entity.

Provision for (benefit from) income taxes. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

Our effective tax rates differ from the statutory rate primarily due to the provision or release of the valuation allowance on our net deferred tax assets, state taxes, foreign taxes, research and development tax credits and nondeductible compensation. For periods going forward, given we have fully reversed our net deferred tax asset valuation allowance as discussed below, we expect that our effective tax rate will approximate the U.S. federal statutory tax rates plus the impact of state taxes.

As of December 31, 2009, we had $3.5 million of federal and $33.4 million of state net operating loss carry-forwards available to reduce future taxable income. These net operating loss carry-forwards begin to expire in 2021 and 2012 for federal and state tax purposes, respectively. Our ability to use our net operating loss carry-forwards to offset any future taxable income could be subject to limitations attributable to equity transactions that would result in a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. In addition, the State of California has suspended the ability of companies to utilize net operating losses to offset 2008 and 2009 state taxable income.

At December 31, 2009, we had a total deferred tax asset of approximately $41.3 million, primarily comprised of deferred revenue, non-deductible reserves and accruals and net operating loss carryforward. During the fourth quarter of 2009 we concluded that it was more likely than not that we would be able to realize the benefit of these deferred tax assets in the future. Consequently, we recognized a $44.2 million benefit in the fourth quarter of 2009 primarily from the release of substantially all of the net deferred tax asset valuation allowance. This reversal resulted in recognition of an income tax benefit totaling $37.8 million for fiscal 2009. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement of the periods that the adjustment is determined to be required.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our forecasted operating plans. Should the actual amounts differ from our estimates, the amount of our income tax provision could be materially impacted.

We have $3.4 million in unrecognized tax benefits, which would impact the effective tax rate if recognized. Our policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 1 to the financial statements included in this 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASC 985-605 and all related interpretations. See “—Recent Accounting Pronouncements” for a discussion of new revenue recognition standards that we will be required to adopt by fiscal 2011. We are still assessing the impact of the new standards and have not reflected in this 10-K any impact such standards may have on our consolidated financial statements.

No revenue can be recognized until all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Delivery occurs when we fulfill an order and title and risk of loss has been transferred or upon delivery of the service contract registration code.

•

The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. In the event payment terms differ from our standard business practices, the fees are deemed to be not fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

•

Collectability is probable. We assess collectability based primarily on creditworthiness as determined by credit checks and analysis, as well as payment history. Payment terms generally range from 30 to 90 days from invoice date.

For arrangements which include customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no rights of return and end-customers upon shipment of the appliance, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of return. We recognize product revenue on sales made through such distributors upon sale by the distributor to the end-customer, at which time rights of return generally lapse. Substantially all of our products have been sold in combination with subscription or support services. Subscription services provide access to our antivirus, intrusion prevention, Web filtering, and antispam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

We commence our subscription and support services on the date the customer registers the appliance. The customer is then entitled to service for the stated contractual period beginning on the registration date.

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist, typically for subscription and support services, revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

We offer certain sales incentives to channel partners. Additionally, in limited circumstances we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. We reduce revenue for estimates of sales returns and allowances. We estimate and record reserves for these sales incentives and sales returns based on our historical experience. In each accounting period, we must make judgments and estimates of sales incentives and potential future sales returns related to current period revenue. These estimates affect our net revenue line item on our consolidated statement of operations and affect our net accounts receivable, deferred revenue or accrued liabilities line items on our consolidated balance sheet. Historically, there have been no significant adjustments to these estimates related to prior periods.

At December 31, 2009, our allowance for sales returns was $5.0 million compared to $2.7 million at December 28, 2008. If our allowance for sales returns was to increase by 10%, or $0.5 million, our net revenue would decrease by $0.5 million for the year ended December 31, 2009.

Stock-Based Compensation

Our stock-based compensation expense is as follows:

	Fiscal Year
	2009	2008	2007
	(in thousands)
Cost of product revenue	$102	$67	$553
Cost of services revenue	658	400	416
Research and development	1,963	1,049	1,452
Sales and marketing	3,020	2,512	3,928
General and administrative	1,718	1,271	2,983

Total stock-based compensation	$7,461	$5,299	$9,332

Employees. Prior to January 2, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with ASC 718 (formerly referred to as Accounting Principles Board (APB) Opinion No. 25 and Statement of Financial Accounting Standards (SFAS No. 44). Effective January 2, 2006, we adopted ASC 718 (SFAS 123R). For stock option grants made subsequent to January 2, 2006, we have accounted for such stock-based awards to employees in accordance with ASC 718 (SFAS 123R), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model.

We adopted ASC 718 (SFAS 123R) using the prospective method, in which non-public entities that previously applied ASC 718 (SFAS 123R) using the minimum value method, whether for financial statement recognition or pro forma disclosure purposes, would continue to account for unvested stock options outstanding at the date of adoption of ASC 718 (SFAS 123R) in the same manner as they had been accounted for prior to the adoption of ASC 718 (SFAS 123R). We will continue to apply ASC 718 (APB 25) in future periods to stock options issued and outstanding at January 2, 2006.

For all employee stock options, we recognize expense over the requisite service period using the straight-line method.

There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

As of the end of fiscal years 2009, 2008 and 2007, there was approximately $17.5 million, $13.6 million and $4.1 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted-average period of 2.61, 2.77 and 1.47 years, respectively.

For fiscal years 2009, 2008 and 2007, we calculated the fair value of options granted to employees using the Black-Scholes pricing model with the following assumptions:

	Fiscal Year
	2009	2008	2007 (1)
Volatility	43 - 52%	44 - 47%	49%
Expected term, in years	4.5 - 4.6	4.5 - 4.6	6.1
Dividend yield	—	—	—
Risk-free interest rate	1.3 - 2.3%	2.3 - 3.3%	4.9%

(1)	There was only one grant date in fiscal 2007.

Non-employees. During the years ended December 31, 2009 and December 28, 2008, we issued to non-employees in exchange for services, options to purchase 13,000 and 29,000 shares of common stock, respectively, at a range of exercise prices from $7.47 to $11.00 per share. No options were granted to non-employees in exchange for services during the year ended December 30, 2007. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force (EITF) Issue No. 96-18), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Year
	2009	2008	2007
Volatility	43 - 52%	44 - 51%	49 - 56%
Expected term, in years	5.2 - 7.5	6.0 - 8.5	6.0 - 9.0
Dividend yield	—	—	—
Risk-free interest rate	1.3 - 2.3%	2.3 - 3.6%	4.3 - 4.9%

Valuation of Inventory

Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability. During fiscal 2007, we wrote-off $6.3 million of excess inventory, of which $6.0 million was written-off in the second half of fiscal 2007.

Warranty Liabilities

We generally provide a one-year warranty on hardware products and a 90-day warranty on software. A provision for estimated future costs related to warranty activities is charged to cost of product revenue based upon historical product failure rates and historical costs incurred in correcting product failures. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

Accounting for Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

On January 1, 2007, we adopted ASC 740-10 (FIN 48), which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740-10 requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2009 we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we released all of the valuation allowance on our net deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year(1)
	2009(2)	2008	2007
	(in thousands)
Consolidated Statement of Operations Data:
Revenue
Product	$98,686	$94,587	$70,131
Services	139,172	105,292	74,152
Ratable product and services	14,257	11,912	11,083

Total revenue	252,115	211,791	155,366

Cost of revenue
Product	42,166	41,397	35,948
Services	22,265	19,441	15,941
Ratable product and services	5,544	4,634	4,763

Total cost of revenues	69,975	65,472	56,652

Gross profit
Product	56,520	53,190	34,183
Services	116,907	85,851	58,211
Ratable product and services	8,713	7,278	6,320

Total gross profit	182,140	146,319	98,714

Operating expenses
Research and development	42,195	37,035	27,588
Sales and marketing	96,291	87,717	72,159
General and administrative	18,320	16,640	20,544

Total operating expenses	156,806	141,392	120,291

Operating income (loss)	25,334	4,927	(21,577)

Interest income	1,981	2,614	3,507
Other income (expense), net	198	1,710	(1,991)

Income (loss) before income taxes	27,513	9,251	(20,061)

Provision for (benefit from) income taxes	(32,666)	1,888	1,781

Net income (loss)	$60,179	$7,363	$(21,842)

(1)	Our fiscal years ended on December 31, 2009, December 28, 2008 and December 30, 2007.
(2)	We made the decision in the first quarter of 2009 to change our financial reporting periods from a fiscal to calendar basis. This change was implemented in the third quarter of 2009 upon completion of required system changes. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. This change in period end had the effect of increasing the number of days in fiscal 2009 by four days.

	Fiscal Year
	2009	2008	2007
	(as % of revenue)
Revenue
Product	39.1%	44.7%	45.1%
Services	55.2	49.7	47.7
Ratable product and services	5.7	5.6	7.2

Total revenue	100.0%	100.0%	100.0%

Total cost of revenue	27.8%	30.9%	36.5%

Total gross profit	72.2%	69.1%	63.5%

Operating expenses
Research and development	16.7%	17.5%	17.8%
Sales and marketing	38.2	41.4	46.4
General and administrative	7.3	7.9	13.2

Total operating expenses	62.2%	66.8%	77.4%

Operating income (loss)	10.0%	2.3%	(13.9)%

Interest income	0.8%	1.3%	2.3%
Other income (expense), net	0.1	0.8	(1.3)

Income (loss) before provision for income taxes	10.9%	4.4%	(12.9)%
Provision for (benefit from) income taxes	(13.0)	0.9	1.2

Net income (loss)	23.9%	3.5%	(14.1)%

Fiscal Years 2009 and 2008

Revenue

	Fiscal Year
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenue
Product	$98,686	39.1%	$94,587	44.7%	$4,099	4.3%
Services	139,172	55.2	105,292	49.7	33,880	32.2
Ratable product and services	14,257	5.7	11,912	5.6	2,345	19.7

Total revenue	$252,115	100.0%	$211,791	100.0%	$40,324	19.0%

Revenue by Geography
Americas	$92,621	36.7%	$75,367	35.6%	$17,254	22.9%
EMEA	95,886	38.1	79,755	37.7	16,131	20.2
APAC	63,608	25.2	56,669	26.7	6,939	12.2

Total revenue	$252,115	100.0%	$211,791	100.0%	$40,324	19.0%

Total revenue increased $40.3 million, or 19.0%, in fiscal 2009 compared to fiscal 2008, primarily due to growth in services revenue. The Americas and EMEA regions contributed the largest portion of this growth. Product revenue increased $4.1 million, or 4.3%, compared to fiscal 2008. The increase in product revenue was primarily driven by higher product sales volume, predominantly in the Americas region, as we expanded our distributor base to include those that focus on high volume sales of entry-level products. While there were no material price changes between the periods, the shift in product mix towards our entry-level products had the effect of decreasing our average sales price. Services revenue increased $33.9 million, or 32.2%, in fiscal 2009 compared to fiscal 2008 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The increase in services revenue also reflects additional services revenue amortization of approximately $1.6 million due to our reporting period transition discussed above. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, due to a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably over the performance period.

Cost of revenue and gross margin

	Fiscal Year
	2009	2008	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Product	$42,166	$41,397	$769	1.9%
Services	22,265	19,441	2,824	14.5
Ratable product and services	5,544	4,634	910	19.6

Total cost of revenue	$69,975	$65,472	$4,503	6.9%

Gross margin
Product	57.3%	56.2%	1.1%
Services	84.0	81.5	2.5
Ratable product and services	61.1	61.1	—
Total gross margin	72.2	69.1	3.1

Total gross margin increased 3.1 percentage points in fiscal 2009 primarily due to improved product and service margins and a higher mix of services revenue in fiscal 2009 compared to fiscal 2008. Product gross margin increased 1.1 percentage points in fiscal 2009 compared to fiscal 2008 primarily due to lower warranty-related return costs which resulted in a savings of $3.2 million, partially offset by $2.4 million of asset acquisition related write-offs. The 2.5 percentage point increase in services gross margin was primarily due to growth in services revenue resulting from a larger customer base to leverage our support cost structure. Services cost increased by $2.8 million primarily due to $2.0 million of higher cash-based personnel costs related to headcount increases in our professional services and training teams and an increase of $0.3 million in stock-based compensation. Ratable product and services gross margin was unchanged in the period.

Operating Expenses

	Fiscal Year				$ Change	% Change
	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Operating expenses
Research and development	$42,195	16.7%	$37,035	17.5%	$5,160	13.9%
Sales and marketing	96,291	38.2	87,717	41.4	8,574	9.8
General and administrative	18,320	7.3	16,640	7.9	1,680	10.1

Total operating expenses	$156,806	62.2%	$141,392	66.8%	$15,414	10.9%

Research and development expense

Research and development expense increased $5.2 million, or 13.9%, in fiscal 2009 compared to fiscal 2008 primarily due to an increase of $3.7 million in cash-based personnel costs as a result of increased headcount to support continued enhancements of our products. We also had an increase of $0.9 million in stock-based compensation expense, an increase of $0.2 million in depreciation expense and $0.2 million in supplies and other expenses.

Sales and marketing expense

Sales and marketing expense increased $8.6 million, or 9.8%, in fiscal 2009 compared to fiscal 2008 primarily due to increased cash-based personnel costs of $5.4 million based on increased headcount primarily in the U.S., a $1.3 million increase in promotional and other marketing-related expenses, a $0.5 million increase in rent and occupancy-related expenses, a $0.4 million increase in travel, higher depreciation costs of $0.4 million, and a $0.5 million increase in stock-based compensation expense. As a percentage of revenue, sales and marketing expenses decreased 3.2 percentage points.

General and administrative expense

In fiscal 2009, general and administrative expense increased $1.7 million, or 10.1%, compared to fiscal 2008. The increase was primarily due to a $0.9 million increase in external legal services, a $0.5 million increase in accounting-related services, a $0.5 million increase in rent and occupancy-related expenses and a $0.4 million increase in stock-based compensation. These increases were partially offset by a $0.5 million decrease in computer related supplies and a $0.2 million decrease in travel expenses.

Interest income and other income (expense), net

	Fiscal Year
	2009	2008	$ Change	% Change
	(dollars in thousands)
Interest income	$1,981	$2,614	$(633)	(24.2)%
Other income (expense), net	198	1,710	(1,512)	(88.4)

The $0.6 million decrease in interest income in fiscal 2009 compared to fiscal 2008 was due to lower interest rates earned, despite higher balances of cash, cash equivalents and short-term investments. The change in other income (expense), net for fiscal 2009 was the result of a stronger U.S. dollar compared to the Euro, British Pound and the Canadian dollar in 2008 when compared to 2009.

Provision for income taxes

	Fiscal Year		$ Change	% Change
	2009	2008
	(dollars in thousands)
Provision for income taxes	$(32,666)	$1,888	$(34,554)	*
Effective tax rate	(118.7)%	20.4%		*

*	not meaningful

The effective tax rate was negative 118.7% for fiscal 2009, compared with an effective tax rate of 20.4% for fiscal 2008. The provision for income taxes for fiscal 2009 is comprised primarily of federal, state and foreign income taxes as well as the release of the valuation allowance. The decrease in the provision for income taxes for fiscal 2009 compared to fiscal 2008 was attributable to the release of the valuation allowance against our net deferred tax assets. We generated pretax income in fiscal 2009 and 2008. As a result of this positive earnings trend and projected future taxable income, we reversed approximately $44.2 million of deferred tax asset valuation allowance; having determined that it was more likely than not that our deferred tax assets would be realized. This reversal resulted in recognition of an income tax benefit totaling $37.8 million. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings. Furthermore, we continue to evaluate our net deferred tax asset position, in regards to the likelihood of realization of our deferred tax assets.

Fiscal Years 2008 and 2007

Revenue

	Fiscal Year				$ Change	% Change
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue
Product	$94,587	44.7%	$70,131	45.1%	$24,456	34.9%
Services	105,292	49.7	74,152	47.7	31,140	42.0
Ratable product and services	11,912	5.6	11,083	7.2	829	7.5

Total revenue	$211,791	100.0%	$155,366	100.0%	$56,425	36.3%

Revenue by Geography
Americas	$75,367	35.6%	$55,461	35.7%	$19,906	35.9%
EMEA	79,755	37.7	54,722	35.2	25,033	45.7
APAC	56,669	26.7	45,183	29.1	11,486	25.4

Total revenue	$211,791	100.0%	$155,366	100.0%	$56,425	36.3%

Total revenue increased $56.4 million, or 36.3%, in fiscal 2008 compared to fiscal 2007, primarily as a result of growth in sales in the EMEA and Americas regions. Product revenue increased $24.5 million, or 34.9%, in fiscal 2008 compared to fiscal 2007, largely driven by increased sales of our higher-end products, consisting of our FortiGate-1000 to 5000 series, to large enterprises and service providers. While there were no material price changes between the periods, the shift in product mix towards our higher-end products had the effect of increasing our average sales price. In addition we experienced modest overall growth in sales volume. Services revenue increased $31.1 million, or 42.0%, due to an increase in our installed customer base. The modest growth in ratable product and services revenue was due to the incremental amortization of new ratable product and services sales.

Cost of revenue and gross margin

	Fiscal Year		$ Change	% Change
	2008	2007
	(dollars in thousands)
Cost of revenue
Product	$41,397	$35,948	$5,449	15.2%
Services	19,441	15,941	3,500	22.0
Ratable product and services	4,634	4,763	(129)	(2.7)

Total cost of revenue	$65,472	$56,652	$8,820	15.6%

Gross margin
Product	56.2%	48.7%	7.5%
Services	81.5	78.5	3.0
Ratable product and services	61.1	57.0	4.1
Total gross margin	69.1	63.5	5.6

Total gross margin increased 5.6 percentage points in fiscal 2008 primarily due to improving product margins based on enhanced inventory management and a higher mix of services revenue. The 7.5 percentage point increase in product gross margin in fiscal 2008 was primarily due to a $6.3 million excess inventory write-off taken in fiscal 2007 which reduced product gross margin by approximately 9.0 percentage points in fiscal 2007. The 3.0 percentage point increase in services gross margin in fiscal 2008 was primarily due to higher revenue and a larger customer base which enabled us to leverage our support cost structure. Services cost increased $3.5 million in fiscal 2008 primarily due to an increase of $2.5 million in cash-based personnel costs resulting from increased headcount in our threat research centers and in our technical support centers in both the EMEA and Americas regions. Additional costs included a $0.4 million increase in stock-based compensation expense and $0.5 million of higher facility-related expenses to support the additional staffing requirements. Ratable gross margin increased in accordance with the respective product and services gross margin increases.

Operating expenses

	Fiscal Year				$ Change	% Change
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Operating expenses
Research and development	$37,035	17.5%	$27,588	17.8%	$9,447	34.2%
Sales and marketing	87,717	41.4	72,159	46.4	15,558	21.6
General and administrative	16,640	7.9	20,544	13.2	(3,904)	(19.0)

Total operating expenses	$141,392	66.8%	$120,291	77.4%	$21,101	17.5%

The increase in stock-based compensation expense in fiscal 2007 was primarily due to the remeasurement of the vested portion of certain option grants associated with extending the exercise period for employees that had terminated their employment with us. See “—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

Research and development expense

Research and development expense increased $9.4 million, or 34.2%, in fiscal 2008 compared to fiscal 2007, primarily due to an increase of $8.1 million in cash-based personnel costs as a result of increased headcount, an increase of $0.7 million in higher external test and certification costs and an increase of $0.7 million for rent and occupancy-related expenses. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense.

Sales and marketing expense

Sales and marketing expense increased $15.6 million, or 21.6%, in fiscal 2008 compared to fiscal 2007, primarily due to increased cash-based personnel costs of $12.2 million resulting from increased headcount in an effort to help drive our overall revenue growth. In fiscal 2008 we also had $2.5 million in additional promotional and other marketing-related expenses, $1.3 million of incremental rent and occupancy-related expenses and $0.5 million from increased travel expenses. These increases were partially offset by a $1.4 million decrease in stock-based compensation expense. As a result, sales and marketing expense as a percent of revenue decreased 5.0 percentage points in fiscal 2008.

General and administrative expense

The $3.9 million decrease in general and administrative expense was primarily due to $3.6 million in lower external accounting and legal services expenses in fiscal 2008 as compared to fiscal 2007 when we made investments in the automation of our financial processes. Cash-based personnel costs increased $1.2 million as we incurred the full year costs from increased headcount in fiscal 2007 to support our growth and bad debt expense of $0.2 million, offset by a decrease in stock-based compensation expense of $1.7 million. As a result, general and administrative expense as a percent of revenue decreased 5.3 percentage points in fiscal 2008.

Interest income and other income (expense), net

	Fiscal Year		$ Change	% Change
	2008	2007
	(dollars in thousands)
Interest income	$2,614	$3,507	$(893)	(25.5)%
Other income (expense), net	1,710	(1,991)	3,701	*

*	not meaningful

The $0.9 million decrease in interest income in fiscal 2008 was due to lower interest rates earned, despite higher balances of cash, cash equivalents and short-term investments. The gain in fiscal 2008 in other income (expense), net was the result of an increase in foreign exchange gains primarily due to the strengthening of the U.S. dollar against the Euro, British Pound and the Canadian dollar. The loss in fiscal 2007 was primarily due to the weakening of the U.S. dollar against the same three currencies.

Provision for income taxes

	Fiscal Year		$ Change	% Change
	2008	2007
	(dollars in thousands)
Provision for income taxes	$1,888	$1,781	$107	6.0%
Effective tax rate	20.4%	(8.9)%		*

*	not meaningful

The effective tax rate was 20.4% for fiscal 2008, compared with an effective tax rate of negative 8.9% for fiscal 2007. The provision for income taxes for fiscal 2008 is comprised primarily of foreign income taxes and state taxes. We incurred tax expense despite a consolidated loss before income taxes for fiscal 2007 primarily due to foreign income taxes paid based on profits realized by our foreign subsidiaries. The increase in the provision for income taxes for fiscal 2008 compared to fiscal 2007 was attributable to an increase in state income taxes due to improved results in fiscal 2008, offset by a reduction in foreign income tax expense driven by the realization of certain foreign tax credits.

Quarterly Results of Operations

The following table set forth unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Mar 30, 2008	Jun 29, 2008	Sept 28, 2008	Dec 28, 2008	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009(1)	Dec 31, 2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue
Product	$20,691	$24,088	$23,616	$26,192	$19,326	$24,451	$25,550	$29,359
Services	22,312	25,455	27,627	29,898	31,573	33,473	36,712	37,414
Ratable product and services	2,761	3,004	3,171	2,976	3,295	3,421	3,602	3,939

Total revenue	45,764	52,547	54,414	59,066	54,194	61,345	65,864	70,712

Cost of revenue
Product(2)	9,474	10,317	9,629	11,977	8,305	10,316	10,428	13,117
Services(2)	4,597	5,170	4,984	4,690	5,048	5,357	5,550	6,310
Ratable product and services	1,067	1,153	1,227	1,187	1,301	1,306	1,455	1,482

Total cost of revenue	15,138	16,640	15,840	17,854	14,654	16,979	17,433	20,909

Total gross profit	30,626	35,907	38,574	41,212	39,540	44,366	48,431	49,803

Operating expenses
Research and development(2)	8,780	9,449	9,957	8,849	9,876	10,534	10,797	10,988
Sales and marketing(2)	21,556	22,910	21,434	21,817	21,763	24,341	23,468	26,719
General and administrative(2)	3,953	4,451	3,963	4,273	4,672	4,516	4,490	4,642

Total operating expenses	34,289	36,810	35,354	34,939	36,311	39,391	38,755	42,349

Operating income (loss)	(3,663)	(903)	3,220	6,273	3,229	4,975	9,676	7,454
Interest income	735	542	595	742	714	535	428	304
Other income (expense), net	(903)	199	875	1,539	494	(282)	(64)	50

Income (loss) before income taxes	(3,831)	(162)	4,690	8,554	4,437	5,228	10,040	7,808
Provision / (benefit) for income taxes	338	756	183	611	663	652	2,151	(36,132)

Net income (loss)	$(4,169)	$(918)	$4,507	$7,943	$3,774	$4,576	$7,889	$43,940

Net income (loss) per share attributable to common stockholders(3)
Basic	$(0.22)	$(0.05)	$0.05	$0.11	$(0.07)	$—	$0.11	$1.02

Diluted	$(0.22)	$(0.05)	$0.04	$0.10	$(0.07)	$—	$0.10	$0.62

(1)    Our transition to a calendar year and quarters beginning in the third quarter of fiscal 2009 had the effect of increasing the number of days in fiscal 2009 by four days relative to fiscal 2008.

(2)    Includes stock-based compensation expense and asset acquisition-related write-offs as follows:

	Three Months Ended
	Mar 30, 2008	Jun 29, 2008	Sept 28, 2008	Dec 28, 2008	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009
	(in thousands)
Cost of product revenue	$9	$18	$19	$21	$24	$27	$25	$26
Cost of services revenue	79	93	111	117	124	172	169	193
Research and development	162	266	299	322	378	498	516	571
Sales and marketing	559	661	647	645	644	692	767	917
General and administrative	253	322	357	339	380	404	459	475

Total stock-based compensation	1,062	1,360	1,433	1,444	1,550	1,793	1,936	2,182
Asset acquisition related write-offs	—	—	—	—	—	631	93	1,663

Total stock based compensation and asset acquisition related write-offs	$1,062	$1,360	$1,433	$1,444	$1,550	$2,424	$2,029	$3,845

(3)	See Note 7 to the Consolidated Financial Statements.

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect seasonality in the sale of our products, subscriptions and services. In general, a pattern of increased customer buying at year-end has positively impacted sales activity in the fourth quarter, which can make it difficult to achieve sequential growth in the first quarter. Our product revenue in the third quarter has also been negatively affected by reduced economic activity in the summer months, particularly in Europe. Similarly, our gross margins and operating income have been affected by these historical trends because expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue has increased sequentially during seven of the last eight quarters. Although a significant volume of shipments occurs towards the end of each of our quarterly reporting periods, including during the quarter ended December 31, 2009, management believes that the transition from a fiscal quarter ending on the Sunday closest to the calendar quarter end to a calendar quarter end basis (which transition added three days to the quarter ended September 30, 2009), did not materially impact our product revenue as we manage our quarter end sales cycle based on our financial reporting period end. We believe the declines in the third quarter of fiscal 2008 and in Europe in the third quarter of fiscal 2009 are based on seasonality as discussed above. Product revenue in each of the first two quarters of fiscal 2009 was essentially flat compared to the same periods in fiscal 2008, which we believe was due in part to adverse global economic conditions. Additionally, product revenue was lower in the first quarter of fiscal 2009 due to a delay in the availability of a new product which delayed revenue recognition on orders until the second quarter of fiscal 2009. Services revenue has generally increased sequentially each quarter, as new support and subscription contracts have been entered into, and existing customers have renewed their contracts. In the fourth quarter of fiscal 2009, product revenue increased 12% compared to the same period in the prior year, due to increased product sales in all three regions and, in particular, increased sales to enterprise and service provider customers. Services revenue in the fourth quarter of 2009 increased by 25% compared to the fourth quarter of fiscal 2008, due to recognition of revenue from our growing deferred revenue balance as our subscription and support services were sold to a larger customer base. In the fourth quarter of fiscal 2009, we also benefited from an additional day of amortization of approximately $0.4 million due to the change in our reporting period discussed above.

	Three Months Ended
	Mar 30, 2008	Jun 29, 2008	Sept 28, 2008	Dec 28, 2008	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009
Consolidated Statements of Operations Data:
Revenue
Product	$20,691	$24,088	$23,616	$26,192	$19,326	$24,451	$25,550	$29,359
Services	22,312	25,455	27,627	29,898	31,573	33,473	36,712	37,414
Ratable product and services	2,761	3,004	3,171	2,976	3,295	3,421	3,602	3,939

Total revenue	$45,764	$52,547	$54,414	$59,066	$54,194	$61,345	$65,864	$70,712

As a percentage of revenue:
Revenue
Product	45.2%	45.8%	43.4%	44.3%	35.7%	39.9%	38.8%	41.5%
Services	48.8	48.4	50.8	50.6	58.3	54.6	55.7	52.9
Ratable product and services	6.0	5.8	5.8	5.1	6.0	5.5	5.5	5.6

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Gross Margin Trend

Gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services, types of products sold and the average selling prices of our products. Product gross margins in the fourth quarter of fiscal 2008 decreased due to higher discounts and a $0.5 million write-off for excess and obsolete inventory that we incurred in that period. Product gross margins in the fourth quarter of fiscal 2009 also decreased due to asset acquisition related costs of $1.7 million. Services gross margins have increased or remained relatively flat from the first quarter of fiscal 2008 through the third quarter of fiscal 2009 due to higher revenue and a larger customer base over which to spread related costs. In the fourth quarter of fiscal 2009, services gross margin decreased due to an increase in headcount as we continue to invest in support personnel.

	Three Months Ended
	Mar 30, 2008	June 29, 2008	Sept 28, 2008	Dec 28, 2008	Mar 29, 2009	June 28, 2009	Sept 30, 2009	Dec 31, 2009
Gross Margin by Component of Revenue:
Gross margin
Product	54.2%	57.2%	59.2%	54.3%	57.0%	57.8%	59.2%	55.3%
Services	79.4	79.7	82.0	84.3	84.0	84.0	84.9	83.1
Ratable product and services	61.4	61.6	61.3	60.1	60.5	61.8	59.6	62.4
Total gross margin	66.9	68.3	70.9	69.8	73.0	72.3	73.5	70.4

	Three Months Ended
	Mar 30, 2008	June 29, 2008	Sept 28, 2008	Dec 28, 2008	Mar 29, 2009	June 28, 2009	Sept 30, 2009	Dec 31, 2009
Reconciliation of GAAP to non-GAAP gross margin:
GAAP Gross margin	66.9%	68.3%	70.9%	69.8%	73.0%	72.3%	73.5%	70.4%
Stock-based compensation	0.2	0.2	0.2	0.2	0.3	0.3	0.3	0.3
Asset acquisition-related write-offs	—	—	—	—	—	1.0	0.1	2.4

Non-GAAP gross margin	67.1%	68.5%	71.1%	70.0%	73.3%	73.6%	73.9%	73.1%

Liquidity and Capital Resources

	As of Fiscal Year End
	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$212,458	$56,571	$71,411
Short-term investments	47,856	67,619	18,750
Working capital	161,652	38,193	12,862

	Fiscal Year
	2009	2008	2007
	(in thousands)
Cash provided by operating activities	$61,971	$37,686	$27,669
Cash provided by (used in) investing activities	13,757	(53,706)	(2,328)
Cash provided by financing activities	78,049	2,117	19
Effect of exchange rates on cash and cash equivalents	2,110	(937)	460

Net increase (decrease) in cash and cash equivalents	$155,887	$(14,840)	$25,820

Prior to our initial public offering in November 2009, we had financed our operations primarily through private sales of equity securities and, more recently, cash generated from operations. In November 2009, we completed our initial public offering and raised net proceeds of $87.4 million. At December 31, 2009, our cash, cash equivalents, and short-term investments of $260.3 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

In fiscal 2009, operating activities provided $62.0 million in cash as a result of net income of $60.2 million, decreased by non-cash items such as the tax benefit from the release of our valuation allowance of $30.2 million, excess tax benefit from employee stock option plans of $1.6 million; increased by stock-based compensation amounts of $7.5 million, depreciation and amortization amounts of $5.9 million, write-off of intangible assets of $2.4 million, and amortization of investment premiums of $0.8 million. Changes in operating assets and liabilities provided $16.9 million in cash. Sources of cash totaled $38.7 million and were related to a $30.3 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, a $3.0 million increase in accounts payable due to timing of payments, a $2.8 million increase in accrued liabilities and accrued payroll and compensation primarily related to increased headcount, and a $2.6 million increase in taxes payable. Uses of cash totaled $21.8 million and were related to a $9.6 million increase in deferred tax assets, a $8.5 million increase in accounts receivable due to the overall growth of our business, a $1.1 million increase in deferred cost of revenue related to the increase in ratable products and services deferred revenue, a $2.0 million increase in inventory, and a $0.6 million increase in prepaid expenses and other assets.

In fiscal 2008, operating activities provided $37.7 million in cash as a result of net income of $7.4 million, increased by non-cash items such as depreciation and amortization amounts of $4.2 million and stock-based compensation amounts of $5.3 million. Changes in operating assets and liabilities provided $20.8 million in cash. Sources of cash totaled $45.6 million and were related to a $40.4 million increase in deferred revenue which was attributable to increased sales of our subscription and support services and a $4.3 million increase in accrued liabilities and accrued payroll and compensation primarily related to increased headcount. Uses of cash totaled $24.8 million and were related to an $18.4 million increase in accounts receivable due to the overall growth of our business and a 13 day increase (from 57 to 70 days) in days sales outstanding due to slower customer payments, a $1.2 million increase in deferred cost of revenue related to the increase in ratable products and services deferred revenue and a $1.9 million and $2.1 million decrease in accounts payable and income tax payable, respectively, related to the timing of payments.

In fiscal 2007, operating activities provided $27.7 million in cash as a result of a net loss of $21.8 million, offset by non-cash items such as depreciation and amortization amounts of $4.2 million and stock-based compensation amounts of $9.3 million. Changes in operating assets and liabilities provided $36.0 million in cash. Sources of cash totaled $48.2 million and were related to a $37.9 million increase in deferred revenue which was attributable to increased sales of our subscription and support services, an $8.6 million increase in accrued liabilities and accrued payroll and compensation primarily related to increased headcount, and $0.9 million and $0.5 million increases in accounts payable and income taxes payable, respectively. Uses of cash totaled $12.2 million and were related to a $6.6 million increase in inventory which relates to the growth of our business, a $2.3 million increase in accounts receivable due to the overall growth of our business offset by a 13 day decrease (from 70 to 57 days) in days sales outstanding driven primarily by improved collections experience, a $1.8 million increase in deferred cost of revenue which relates to the increase in ratable products and services deferred revenue, and a $1.2 million increase in prepaid expenses and other current assets.

Investing Activities

Our investing activities consisted primarily of purchases and sales of short-term investments associated with our investment balances and capital expenditures. The $13.8 million of cash provided by investing activities during fiscal 2009 was due primarily to net maturities of short-term investments of $18.9 million. Additionally, we used cash of $4.6 million for capital expenditures and $0.5 million for the purchase of certain technology assets.

The $53.7 million of cash used in investing activities in fiscal 2008 was due primarily to $48.8 million in net purchases of short-term investments. Additionally, we used cash of $2.8 million for capital expenditures, $1.0 million for the purchase of assets from IPLocks and $1.0 million for the purchase of certain other technology assets.

The $2.3 million of cash used in investing activities in fiscal 2007 related to capital expenditures of $2.0 million and $0.3 million in net purchases of short-term investments.

Financing Activities

Our financing activities in fiscal 2009 resulted in net cash provided of $78.0 million as a result of receiving proceeds of $88.3 million, net of issuance costs paid of $2.4 million, from the sale of common stock in connection with our initial public offering in November 2009. In addition, we received proceeds of $4.0 million from the exercise of warrants and stock options to purchase our common stock and had an in excess tax benefit from employee stock option plans of $1.6 million, all partially offset by $15.8 million related to the repurchase of our preferred and common stock in the first half of fiscal 2009. Our financing activities in fiscal 2008 related to proceeds of $2.1 million, as a result of exercises of stock options to purchase our common stock. We had no material financing activities in 2007.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases(1)	$18,422	$6,220	$10,850	$1,352	$—
Purchase commitments(2)	11,797	11,797	—	—	—
Royalty commitments(3)	7,000	3,000	3,000	1,000	—

Total(4)	$37,219	$21,017	$13,850	$2,352	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.
(2)	Consists of minimum purchase commitments with independent contract manufacturers.
(3)	Consists of minimum royalties claimed by Trend Micro to be owed, which are subject to dispute. See “Item 3—Legal Proceedings.”
(4)	No amounts related to ASC 740-10 (FIN 48) are included. As of December 31, 2009, we had approximately $3.4 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2009, 2008 and 2007, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2009, 2008 and 2007 would have resulted in a decrease in our interest income of approximately $0.2 million, $0.3 million and $0.4 million, respectively. As of December 31, 2009, our cash, cash equivalents and short-term investments were in money market funds, commercial paper, corporate debt securities and U.S. government debt securities.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. We recognized other income (expense), net of $0.2 million in fiscal 2009 due to foreign currency transaction gains.

We recently began to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in foreign currency rates on certain balance sheet accounts. We do not use these contracts for speculative or trading purposes. These contracts typically have maturities between one and two months, and we record gains and losses from these instruments in other income (expense), net.

Inflation Risk

Our monetary assets, consisting primarily of cash, cash equivalents and short-term investments, are not affected significantly by inflation because they are short-term. We believe the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. The rate of inflation, however, affects our cost of revenue and expenses, such as those for employee compensation, which may not be readily recoverable in the price of products and services offered by us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fortinet, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California

March 5, 2010

FORTINET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 28, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$212,458	$56,571
Short-term investments	47,856	67,619
Accounts receivable, net of allowance for doubtful accounts of $367 and $318 at December 31, 2009 and December 28, 2008, respectively	54,551	46,043
Inventory	10,649	11,419
Deferred tax asset	9,652	69
Prepaid expenses and other current assets	3,100	3,270
Deferred cost of revenues	3,951	3,470

Total current assets	342,217	188,461

PROPERTY AND EQUIPMENT—Net	6,387	3,425

DEFERRED COST OF REVENUES	5,743	5,161

DEFERRED TAX ASSET—Non-current	31,671	—

OTHER ASSETS	1,195	2,058

TOTAL ASSETS	$387,213	$199,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,987	$7,004
Accrued liabilities	15,050	12,128
Accrued payroll and compensation	13,991	12,839
Deferred revenue—current	140,537	118,297

Total current liabilities	180,565	150,268

DEFERRED REVENUE—Non-current	61,393	53,320
OTHER NON-CURRENT LIABILITIES	2,803	746

Total liabilities	244,761	204,334

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $0.001 par value — 40,500 shares authorized; 0 and 40,480 shares issued and outstanding at December 31, 2009 and December 28, 2008, respectively; liquidation preference of $0 and $95,400 at December 31, 2009 and December 28, 2008 , respectively	—	94,368
Common stock, $0.001 par value — 300,000 and 82,000 shares authorized; 67,517 and 20,720 shares issued and 66,813 and 20,720 shares outstanding at December 31, 2009 and December 28, 2008, respectively	67	21
Additional paid-in-capital	204,268	20,833
Treasury stock	(2,995)	—
Accumulated other comprehensive income (loss)	1,084	(300)
Accumulated deficit	(59,972)	(120,151)

Total stockholders’ equity (deficit)	142,452	(5,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$387,213	$199,105

See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
REVENUE:
Product	$98,686	$94,587	$70,131
Services	139,172	105,292	74,152
Ratable product and services	14,257	11,912	11,083

Total revenue	252,115	211,791	155,366

COST OF REVENUE:
Product	42,166	41,397	35,948
Services	22,265	19,441	15,941
Ratable product and services	5,544	4,634	4,763

Total cost of revenue	69,975	65,472	56,652

GROSS PROFIT:
Product	56,520	53,190	34,183
Services	116,907	85,851	58,211
Ratable product and services	8,713	7,278	6,320

Total gross profit	182,140	146,319	98,714

OPERATING EXPENSES:
Research and development	42,195	37,035	27,588
Sales and marketing	96,291	87,717	72,159
General and administrative	18,320	16,640	20,544

Total operating expenses	156,806	141,392	120,291

OPERATING INCOME (LOSS)	25,334	4,927	(21,577)

INTEREST INCOME	1,981	2,614	3,507

OTHER INCOME (EXPENSE)—Net	198	1,710	(1,991)

INCOME (LOSS) BEFORE INCOME TAXES	27,513	9,251	(20,061)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(32,666)	1,888	1,781

NET INCOME (LOSS)	$60,179	$7,363	$(21,842)

Net income (loss) per share attributable to common stockholders (Note 7):
Basic	$1.93	$0.02	$(1.13)

Diluted	$0.78	$0.02	$(1.13)

Weighted-average shares outstanding:
Basic	26,334	20,017	19,276

Diluted	65,219	26,642	19,276

See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 and DECEMBER 30, 2007

(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE—December 31, 2006	40,480	$94,368	19,258	$20	—	$—	$4,067	$—	$(105,672)	$(7,217)
Exercise of stock options	—	—	19	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	—	—	9,332	—	—	9,332
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	783	—	783	$783
Net loss	—	—	—	—	—	—	—	—	(21,842)	(21,842)	(21,842)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(21,059)

BALANCE—December 30, 2007	40,480	94,368	19,277	20	—	—	13,418	783	(127,514)	(18,925)
Exercise of stock options	—	—	1,443	1	—	—	2,116	—	—	2,117
Stock-based compensation	—	—	—	—	—	—	5,299	—	—	5,299
Net unrealized gain on investments—net of taxes	—	—	—	—	—	—	—	65	—	65	$65
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	(1,148)	—	(1,148)	(1,148)
Net income	—	—	—	—	—	—	—	—	7,363	7,363	7,363

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$6,280

BALANCE—December 28, 2008	40,480	94,368	20,720	21	—	—	20,833	(300)	(120,151)	(5,229)
Repurchase of convertible preferred shares	(3,004)	(3,183)	—	—	—	—	(9,585)	—	—	(12,768)
Repurchase of common shares	—	—	—	—	(704)	(2,995)	—	—	—	(2,995)
Convertible preferred shares converted to common shares in connection with initial public offering	(37,476)	(91,185)	37,476	37	—	—	91,148	—	—	—
Proceeds from initial public offering, net of issuance costs	—	—	7,657	8	—	—	87,380	—	—	87,388
Exercise of warrants	—	—	150	—	—	—	1,875	—	—	1,875
Exercise of stock options	—	—	1,414	1	—	—	2,695	—	—	2,696
Proceeds from issuance of common stock	—	—	100	—	—	—	162	—	—	162
Warrants issued	—	—	—	—	—		725	—	—	725
Stock-based compensation	—	—	—	—	—	—	7,461	—	—	7,461
Excess tax benefit from employee stock option plans	—	—	—	—	—	—	1,574	—	—	1,574
Net unrealized gain on investments—net of taxes	—	—	—	—	—	—	—	(33)	—	(33)	$(33)
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	1,417	—	1,417	1,417
Net income	—	—	—	—	—	—	—	—	60,179	60,179	60,179

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$61,563

BALANCE—December 31, 2009	—	$—	67,517	$67	(704)	$(2,995)	$204,268	$1,084	$(59,972)	$142,452

See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$60,179	$7,363	$(21,842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,935	4,234	4,153
Write-off of intangible assets	2,387	—	—
Amortization of investment premiums	836	41	—
Stock-based compensation	7,461	5,299	9,332
Excess tax benefit from employee stock option plans	(1,574)	—	—
Income tax benefit from release of valuation allowance	(30,211)	—	—
Changes in operating assets and liabilities:
Accounts receivable—net	(8,508)	(18,350)	(2,268)
Inventory	(2,012)	(189)	(6,597)
Deferred tax assets	(9,578)	205	(286)
Prepaid expenses and other current assets	(190)	(214)	(1,226)
Deferred cost of revenues	(1,063)	(1,231)	(1,800)
Other assets	(419)	(80)	272
Accounts payable	3,046	(1,864)	970
Accrued liabilities	2,157	(780)	5,788
Accrued payroll and compensation	630	5,030	2,846
Deferred revenue	30,313	40,363	37,875
Income taxes payable	2,582	(2,141)	452

Net cash provided by operating activities	61,971	37,686	27,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,589)	(2,798)	(2,028)
Purchase of short-term investments	(137,231)	(80,588)	(30,050)
Maturities and sales of short-term investments	156,126	31,742	29,750
Payments made in connection with asset acquisition, net	(549)	(2,000)	—
Other	—	(62)	—

Net cash provided by (used in) investing activities	13,757	(53,706)	(2,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	3,978	2,117	19
Proceeds from initial public offering, net of offering costs	88,260	—	—
Repurchase of convertible preferred shares	(12,768)	—	—
Repurchase of common shares	(2,995)	—	—
Excess tax benefit from employee stock option plans	1,574	—	—

Net cash provided by financing activities	78,049	2,117	19

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,110	(937)	460

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,887	(14,840)	25,820

CASH AND CASH EQUIVALENTS—Beginning of period	56,571	71,411	45,591

CASH AND CASH EQUIVALENTS—End of period	$212,458	$56,571	$71,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,746	$3,615	$1,227

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of property and equipment not yet paid	$849	$67	$23

Accrued offering costs not yet paid	$872	$—	$—

See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in October 2000 and is a leading provider of network security appliances and Unified Threat Management (UTM) network security solutions to enterprises, service providers and government entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, antivirus, intrusion prevention, web filtering, antispam and WAN acceleration.

Initial Public Offering—In November 2009, we completed our initial public offering, whereby 14,375,000 million shares of common stock were sold to the public at a price of $12.50 per share. We sold 7,656,683 shares of common stock and selling shareholders sold 6,718,317 common shares. We received $87.4 million in net proceeds, comprising of gross proceeds from shares issued by us in the initial public offering of $95.7 million plus an administrative fee reimbursement of $1.7 million, offset by underwriting discount of $6.7 million and total offering costs of $3.3 million. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding automatically converted into 37,476,035 shares of common stock.

Basis of Presentation and Preparation—The consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany transactions and balances have been eliminated in consolidation. Beginning 2005 fiscal year, we adopted a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our 2009 fiscal year ends on December 31, 2009.

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation. We reclassified $3.5 million of long-term deferred cost of revenue to short-term deferred cost of revenue in the December 31, 2008 Consolidated Balance Sheet. The reclassification resulted from a change in accounting presentation such that deferred cost of revenue associated with short-term deferred revenue is classified as short-term and deferred cost of revenue associated with long-term deferred revenue is classified as long-term. There have been no changes in our revenue recognition policies or practices associated with this change in classification.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory write-offs, reserve for warranty costs, valuation of deferred tax assets, and tangible and intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, seasonality, the timing of new product introductions, price and sales competition and our ability to adapt to changing market conditions and dynamics, changes in the expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, failure of our channel partners to perform, the quality of our products and services, general economic conditions, challenges in doing business outside of the United States of America, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors (Note 9), product obsolescence, and our ability to attract and retain qualified employees.

We rely on sole suppliers and independent contract manufacturers for certain of our components and one third-party logistics company for certain distribution of our products. The inability of any of these parties to fulfill our supply and logistics requirements could negatively impact our future operating results.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. We maintain our cash and cash equivalents in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

At December 31, 2009 and December 28, 2008, one distributor customer accounted for 15% and 18%, respectively, of net accounts receivable.

During the years ended December 31, 2009, December 28, 2008 and December 30, 2007, one distributor customer accounted for 12% of total net revenues for each fiscal year.

Fair Value of Financial Instruments—Accounting Standards Codification (ASC) 825 (formerly referred to as Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payable.

Comprehensive Income (Loss)—ASC 220 (formerly referred to as FASB Statement No. 130, Reporting Comprehensive Income), establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) includes certain changes in equity from non-owner sources that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses are included in comprehensive income (loss). Comprehensive income (loss) has been reflected in the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains and (losses) of $0.1 million, $1.4 million and $(2.0) million, are included in other income (expense), net for the years ended December 31, 2009, December 28, 2008 and December 30, 2007, respectively.

Cash, Cash Equivalents and Short-Term Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of cash on-hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

The Company classifies all of its investments as available-for-sale at the time of purchase since it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheet as short-term investments. Investments with original maturities greater than 90 days that mature less than one year from the consolidated balance sheet date are classified as short-term investments.

Short-term investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Inventory—Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs, which could have an adverse impact on our gross margins and profitability.

Deferred Cost of Revenues—Deferred cost of revenues represent the unamortized cost of products associated with ratable products and services revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenue associated with short-term deferred revenue is classified as short-term and deferred cost of revenue associated with long-term deferred revenue is classified as long-term.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to three years. Evaluation units are transferred from inventory at cost and are amortized over one year from the date of transfer. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term.

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue.

Income Taxes—We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, based solely on its technical merits as of the reporting date, we establish a valuation allowance. We consider many factors when evaluating and

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Advertising Expense—Advertising costs are expensed when incurred and is included in operating expenses in the accompanying consolidated statements of operations. Our advertising expenses were not significant for any periods presented.

Stock-Based Compensation—Effective January 2, 2006, we adopted ASC 718 (formerly referred to as SFAS 123R). For our stock option grants made subsequent to January 2, 2006, we have accounted for such stock-based awards to employees in accordance with ASC 718, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.

Research and Development Costs—Research and development costs are expensed as incurred.

Software Development Costs—The costs to develop software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Revenue Recognition—We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASC 985-605 (formerly referred to as Statement of Position 97-2 (SOP 97-2) Software Revenue Recognition), and all related interpretations.

No revenue can be recognized until all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Delivery occurs when we fulfill an order and title and risk of loss has been transferred or upon delivery of the service contract registration code.

•

The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. In the event payment terms differ from our standard business practices, the fees are deemed to be not fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

•

Collectability is probable. We assess collectability based primarily on creditworthiness as determined by credit checks and analysis, as well as payment history. Payment terms generally range from 30 to 90 days from invoice date.

For arrangements which include customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no right of return and end-customers upon shipment of the appliance, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of returns. We recognize product revenue on sales made through such distributors upon sale by the distributor to the end-customer, at which time the rights of return lapse. Substantially all of our products have been sold in combination with services which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and internet access to technical support personnel, and hardware support.

We commence our subscription and support services on the date the customer registers the appliance. The customer is then entitled to service for the stated contractual period beginning on the registration date.

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist, it is typically due to a lack of VSOE on the subscription and support services for that specific arrangement, revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

We offer certain sales incentives to channel partners. We reduce revenue for estimates of sales returns and allowances. Additionally, in limited circumstances we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on historical experience.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and allowances. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns and allowances, we analyze historical experience of actual rebates and returns as well as current product return information.

Warranties—We generally provide a one-year warranty on hardware products and a 90-day warranty on software. A provision for estimated future costs related to warranty activities is recorded as a component of cost of product revenues when the product revenues are recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results.

Accrued warranty activities are summarized as follows (in thousands):

	Fiscal Year Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Accrued warranty balance—beginning of the period	$2,882	$1,744	$1,187
Warranty costs incurred	(1,502)	(1,030)	(1,158)
Provision for warranty	1,169	2,252	1,524
Adjustments to previous estimates	(292)	(84)	191

Accrued warranty balance—end of the period	$2,257	$2,882	$1,744

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Recent Accounting Pronouncements

In September 2009, the EITF reached a consensus on ASC 605-25 (formerly referred to as EITF 08-1, Revenue Arrangements with Multiple Deliverables). ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•	The delivered items have value to the customer on a standalone basis

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

The Issue eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables. The hierarchy establishes that the method for determining estimated selling price should be chosen in the following order of priority:

•	VSOE of the selling price;

•	Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

•	Best estimate of the selling price.

In September 2009, the EITF reached a consensus on ASC 985-605 (formerly referred to as EITF 09-3, Certain Revenue Arrangements That Include Software Elements). Arrangements to sell joint hardware and software products where the software and non-software components function together to deliver the product’s essential functionality will no longer be scoped into software accounting rules, but will be subject to non-software multiple element accounting guidance (ASC 605-25). ASC 985-605 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted. We are currently evaluating the impact of adopting ASC 985-605 and ASC 605-25 on our consolidated financial statements.

In April 2009, the FASB issued ASC 320-10 (formerly referred to as FASB Staff Position (FSP) FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10 establishes a new method for recognizing and reporting other-than-temporary impairment of debt securities and also contains additional disclosure requirements for both debt and equity securities. ASC 320-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10 (formerly referred to as FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. ASC 820-10 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805 (formerly referred to as SFAS No. 141 (Revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted ASC 805 for the fiscal year beginning January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements at the time of adoption.

In December 2007, the FASB issued ASC 810 (formerly referred to as SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ASC 810, this statement amends ASC 260, so that earnings per share data will continue to be calculated the same way those data were calculated before this statement was issued. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on our consolidated financial statements at the time of adoption.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our short-term investments in available-for-sale securities (in thousands):

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	$2,000	$—	$(2)	$1,998
Corporate debt securities	41,840	35	—	41,875
Commercial paper	3,983	—	—	3,983

Total available-for-sale securities	$47,823	$35	$(2)	$47,856

	December 28, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	$19,961	$89	$—	$20,050
Corporate debt securities	26,304	—	(70)	26,234
Commercial paper	21,282	53	—	21,335

Total available-for-sale securities	$67,547	$142	$(70)	$67,619

The contractual maturities of our short-term investments are as follows (in thousands):

	December 31, 2009	December 28, 2008
Due within one year	$47,856	$65,604
Due after one year	—	2,015

Total	$47,856	$67,619

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity (deficit) and in total comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income in our consolidated statements of operations.

Realized gains (losses) from the sale of available-for-sale securities were not significant in any period presented.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Fair Value Accounting—We adopted ASC 820 (formerly referred to as FASB Statement No. 157, Fair Value Measurement) effective January 1, 2008. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets as of December 31, 2009 and December 28, 2008 using the ASC 820 input categories:

	December 31, 2009			December 28, 2008
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Total cash, cash equivalents and available-for-sale investments:
U.S. government and agency securities	$1,998	$—	$1,998	$20,050	$—	$20,050
Corporate debt securities	41,875	41,875	—	40,070	39,262	808
Commercial paper	3,983	—	3,983	29,803	—	29,803
Money market funds	179,444	179,444	—	16,825	16,825	—

Cash equivalents and available-for-sale investments	227,300	$221,319	$5,981	106,748	$56,087	$50,661

Cash	33,014			17,442

Total cash, cash equivalents and available-for-sale investments	$260,314			$124,190

Reported as:
Cash and cash equivalents	$212,458			$56,571
Short-term investments	47,856			67,619

Total cash, cash equivalents and available-for-sale investments	$260,314			$124,190

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of December 31, 2009 and December 28, 2008.

3. INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2009	December 28, 2008
Raw materials	$1,904	$1,135
Finished goods	8,745	10,284

Inventory	$10,649	$11,419

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following (in thousands):

	December 31, 2009	December 28, 2008
Evaluation units	$8,449	$9,282
Computer equipment and software	8,827	6,407
Furniture and fixtures	1,191	975
Leasehold improvements and tooling	4,134	1,661

Total property and equipment	22,601	18,325
Less: accumulated depreciation and amortization	(16,214)	(14,900)

Property and equipment—net	$6,387	$3,425

Depreciation expense was $5.0 million, $4.3 million and $4.1 million in 2009, 2008 and 2007, respectively.

5. ACQUISITIONS

On June 10, 2008, we completed the acquisition of certain technology assets of IPLocks, Inc. (IPLocks), a privately-held company that provides database security and compliance solutions, for a cash payment of $1.0 million. The total purchase of the transaction was allocated to IPLocks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased net tangible assets of approximately $153,000 and purchased identifiable intangible assets of approximately $847,000. Identifiable intangible assets consist of purchased software and technology. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are amortized on a straight-line basis over three years. In the third quarter of 2009, we performed an impairment analysis and determined that the purchased technology assets were impaired. As a result, we wrote off the remaining net book value of $444,000 associated with these assets. The write-off is included in cost of product revenue in our consolidated statements of operations for fiscal 2009.

6. INTANGIBLE ASSETS

On July 7, 2009, we acquired certain technology and fixed assets for $0.9 million in cash. We allocated $428,000 to tangible assets and $472,000 to purchased technology assets. The purchased technology assets were being amortized on a straight-line basis over the estimated life of the technology. In the fourth quarter of 2009, we performed an impairment analysis and determined that the purchased technology assets were impaired. As a result, we wrote off the remaining net book value of $185,000 associated with these assets. The write-off is included in cost of product revenue in our consolidated statements of operations for fiscal 2009.

On October 23, 2008, we acquired certain technology assets for a warrant to purchase 120,000 shares of our common stock at an exercise price of $7.47 per share. The warrant expires on October 23, 2011, and was only exercisable subsequent to the closing of an initial public offering of securities by us. Upon the completion of our initial public offering in November 2009, we recognized the fair value of this warrant as consideration for the purchase of the acquired technology. We allocated the entire purchase price of $723,000 to the purchased technology assets. In the fourth quarter of fiscal 2009, we performed an impairment analysis and determined that the purchased technology assets were impaired. As a result, we wrote off the net book value of $723,000 associated with these assets. The write-off is included in cost of product revenue in our consolidated statements of operations for fiscal 2009. The warrant remained outstanding as of December 31, 2009.

On September 22, 2008, we acquired certain technology and fixed assets for a cash payment of $1.0 million and the issuance of a warrant to purchase 150,000 shares of our common stock at an exercise price of $7.47 per share. The warrant expires on September 22, 2011 and was only exercisable subsequent to the closing of an initial public offering of securities by us. We allocated $119,000 to the tangible assets and $881,000 to the purchased technology assets. The purchased technology assets were being amortized on a straight-line basis over the estimated life of three years. In the second quarter of 2009, we performed an impairment analysis and determined that the purchased technology assets were impaired. As a result, we wrote off the remaining net book value of $280,000 associated with these assets, net of escrow reimbursement received of $351,000. The write-off is included in cost of product revenue in our consolidated statements of operation for fiscal 2009. Upon the completion of our initial public offering in November 2009, we recognized the fair value of this warrant of $755,000 as additional expense in cost of product revenue. The warrant was exercised in connection with our initial public offering.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

As a result of amortization recognized and write-offs recorded, we did not have any intangible assets as of December 31, 2009. The following table presents the detail of our purchased intangible assets with definite lives included in other assets as of December 28, 2008 (in thousands):

	December 28, 2008
	Gross	Accumulated Amortization	Net
Purchased intangibles	$1,728	$322	$1,406

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

7. INCOME (LOSS) PER SHARE

Net income per share information for the year ended December 31, 2009 gives effect to the repurchase of convertible preferred shares (Note 10). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred shareholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of earnings per share. As a result, the premium paid is subtracted from net income attributable to common stockholders in determining earnings per share. Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted-average number of common shares outstanding, including the dilutive effects of convertible preferred stock on an if-converted basis plus the dilutive effects of stock options.

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the convertible preferred shares are considered to be participating securities. Under the two-class method of computing earnings per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options.

Subsequent to the issuance of our consolidated financial statements for the year ended December 28, 2008, we identified an error, which we believe is immaterial, related to incorrectly computing our fiscal 2008 basic and diluted net income per share by using the if-converted method rather than the two-class method. Accordingly, corrections have been made herein to the previously reported net income per share amounts for fiscal 2008. Basic and diluted net income per share amounts for fiscal 2008 were previously reported as $0.37 and $0.11, respectively. Using the two-class method, our basic and diluted net income per share amounts for fiscal 2008 are $0.02 and $0.02, respectively, a decrease in the per share amounts previously reported by $.35 and $.09, respectively. The correction in the 2008 net income per share calculation did not impact the total net income previously reported.

A similar correction will be made in the future filing of our Form 10-Q for the quarter ending September 30, 2010, to reflect a decrease in our basic and diluted EPS for the nine months ended September 30, 2009 from $0.34 and $0.11, respectively, previously reported in our prospectus as part of our initial public offering to $0.04 and $0.04, respectively, as corrected.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows:

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Numerator:
Net income (loss)	$60,179	$7,363	$(21,842)
Premium paid on repurchase of convertible preferred shares	(9,266)	—	—
Income allocated to participating securities	—	(6,910)	—

Net income (loss) attributable to common stockholders-basic	$50,913	$453	$(21,842)
Undistributed earnings reallocated to common stock	—	90	—

Net income (loss) attributable to common stockholders-diluted	$50,913	$543	$(21,842)

Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	26,334	20,017	19,276

Diluted shares:
Weighted-average common shares outstanding-basic	26,334	20,017	19,276
Effect of potentially dilutive securities:
Employee stock options	5,871	6,613	—
Warrants to purchase common stock	19	12	—
Convertible preferred stock	32,995	—	—

Weighted-average shares used to compute diluted net income (loss) per share	65,219	26,642	19,276

Net income (loss) per share attributable to common stockholders:
Basic	$1.93	$0.02	$(1.13)

Diluted	$0.78	$0.02	$(1.13)

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends.

The following outstanding options and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Options to purchase common stock	4,584	5,010	12,413
Convertible preferred stock (as-converted basis)	—	—	40,480

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

8. DEFERRED REVENUES

Deferred revenues consisted of the following (in thousands):

	December 31, 2009	December 28, 2008
Product	$4,141	$2,731
Services	168,314	140,407
Ratable products and services	29,475	28,479

Total deferred revenues	$201,930	$171,617

Reported As:
Short-term	$140,537	$118,297
Long-term	61,393	53,320

Total deferred revenues	$201,930	$171,617

9. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through the year 2014. Rent expense was $6.1 million, $4.9 million and $2.9 million for the years ended December 31, 2009, December 28, 2008 and December 30, 2007, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro in January 2006 (see Litigation section below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of December 31, 2009 are as follows (in thousands):

	Rental Payment	Royalty
Fiscal Years:
2010	$6,220	$3,000
2011	4,957	1,000
2012	3,414	1,000
2013	2,479	1,000
2014	872	500
Thereafter	480	500

Total	$18,422	$7,000

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2009, we had $11.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Litigation—In May 2004, Trend Micro Incorporated (“Trend”) filed a complaint against us alleging patent infringement. On January 26, 2006, we entered into a Settlement and Patent License Agreement with Trend Micro pursuant to which Trend agreed to grant us a nonexclusive worldwide license to the Trend patents at issue. Pursuant to the Settlement and License Agreement, we paid a one-time amount of $15.0 million in March 2006 and the Settlement and License Agreement included subsequent royalties based on the greater of minimum royalty amounts and a percentage of certain of our revenue through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. On August 6, 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain specified royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the prior dismissal without prejudice, and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. On September 4, 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC, or ESR, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. On August 3, 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. In September 2009, Deep Nines, Inc. filed, but did not serve us with, a complaint against us in the United States District Court for the Eastern District of Texas alleging that our products infringe certain of their patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. The Deep Nines case has not yet been served, and the deadline for service has been extended by the Court until March 8, 2010.

In addition to the above matters, we are subject to other litigation in the course of business. Although no assurance may be given, we believe that we are not presently a party to any litigation the outcome of which will individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

10. STOCKHOLDERS’ EQUITY

Common Shares Reserved for Issuance—At December 31, 2009, we had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	26,255
Warrants to purchase common stock	141

Total	26,396

Warrants—In conjunction with an agreement to purchase certain technology assets (Note 6), we issued a warrant to purchase 120,000 shares of our common stock at an exercise price of $7.47 per share. The warrant expires on October 23, 2011.

Convertible Preferred Stock—In connection with the initial public offering, our authorized and outstanding convertible preferred stock was converted into common stock as of December 31, 2009. Authorized and outstanding convertible preferred stock was as follows as of December 28, 2008 (in thousands):

	Authorized Shares	Outstanding Shares	Amount
Series A	4,000	4,000	$900
Series B	5,000	5,000	2,794
Series C	6,000	6,000	8,689
Series D	15,000	15,000	28,663
Series E	10,500	10,480	53,322

Total	40,500	40,480	$94,368

Stock Repurchase—During the first six months of fiscal 2009, our Board of Directors approved a stock repurchase authorization. This repurchase authorization allowed us to repurchase up to $20.0 million of our convertible preferred and common stock at $4.25 per share through June 17, 2009. This repurchase authorization expressly excluded our board members and senior management. During the first six months of fiscal 2009, we repurchased 704,632 shares of common stock and 3,004,165 shares of convertible preferred stock for a total consideration of $15.7 million.

11. STOCK PLANS

2000 Stock Plan—During 2000, we adopted the 2000 Stock Option Plan (the Plan), which includes both incentive and non-statutory stock options. Under the Plan, we may grant options to purchase up to 21,500,000 shares of common stock to employees, directors and other service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years.

2008 Stock Plan—On January 28, 2008, our Board of Directors approved the 2008 Stock Plan (the 2008 Plan) and French Sub-Plan, which includes both incentive and non-statutory stock options. The maximum aggregate number of shares which may be subject to options and sold under the 2008 Plan and the French Sub-Plan is 5,000,000 shares, plus any shares that, as of the date of stockholder approval of the 2008 Plan, have been reserved but not issued under the 2000 Plan or shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full or that are forfeited to or repurchased by us.

Under the 2008 Plan and the French Sub-Plan, we may grant options to employees, directors and other service providers. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

2009 Equity Incentive Plan—On November 17, 2009, our Board of Directors approved the 2009 Equity Incentive Plan (the 2009 Plan) and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares. The maximum aggregate number of shares that may be issued under the Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Stock Plan and the Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Stock Plan and the Amended and Restated 2000 Stock Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with the 2011 fiscal year, in an amount equal to the lessor of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.

Under the 2009 Plan and the French Sub-Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

Stock-based compensation under ASC 718—Effective January 1, 2006, we adopted ASC 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. We determined weighted-average valuation assumptions as follows:

Valuation method—We estimate the fair value of stock options granted using the Black-Scholes valuation model.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under ASC 718-10 (formerly referred to as Staff Accounting Bulletin 110).

Expected Volatility—The computation of expected volatility for the years ended December 31, 2009, 2008 and 2007 is based on the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data as we did not have a sufficient trading history.

Fair Value of Common Stock—The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our board of directors. Because there has been no public market for our common stock, prior to our initial public offering in November 2009, our board has determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, our sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of our capital stock and trends in the broader network security and computer networking market.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Dividend rate	—	—	—
Risk-free interest rate	1.3-2.3%	2.3-3.3%	4.9%
Expected term in years	4.5-4.6	4.5-4.6	6.1
Volatility	43-52%	44-47%	49%

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Cost of product revenue	$102	$67	$553
Cost of services revenue	658	400	416
Research and development	1,963	1,049	1,452
Sales and marketing	3,020	2,512	3,928
General and administrative	1,718	1,271	2,983

	$7,461	$5,299	$9,332

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in thousands, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2006 (6,198 shares were vested at a weighted-average exercise price of $1.24 per share)	4,073	13,171	$1.62

Granted (weighted-average fair value of $3.62 per share)	(600)	600	7.44
Forfeited	1,172	(1,172)	1.99
Exercised (aggregate intrinsic value of $35)	—	(19)	1.02

Balance—December 30, 2007 (9,111 shares were vested at a weighted-average exercise price of $1.46 per share)	4,645	12,580	1.86

Additional shares authorized	5,000	—
Granted (weighted-average fair value of $2.46 per share)	(7,232)	7,232	7.47
Forfeited	2,635	(2,635)	3.95
Exercised (aggregate intrinsic value of $7,119)	—	(1,444)	1.47

Balance—December 28, 2008 (9,125 shares were vested at a weighted-average exercise price of $2.26 per share)	5,048	15,733	4.12

Additional shares authorized	6,887	—
Granted (weighted-average fair value of $2.86 per share)	(4,203)	4,203	7.99
Forfeited	1,317	(1,317)	6.71
Exercised (aggregate intrinsic value of $10,490)	—	(1,414)	1.91

Balance—December 31, 2009	9,049	17,205

Options vested and expected to vest—December 31, 2009		16,802	$4.99	5.13	$211,427
Options exercisable—December 31, 2009		10,252	$3.32	4.65	$146,143

At December 31, 2009, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $17.5 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.61 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $5.5 million, $3.8 million and $2.5 million for the fiscal years ended December 31, 2009, December 28, 2008 and December 30, 2007, respectively.

In January 2007 we determined that we were required under Section 12(g) of the Securities Exchange Act of 1934 to register our common stock and options to acquire our common stock. Upon such determination, our board of directors suspended all further grants and exercises of options. In addition, in January 2007, our board of directors extended the exercise period of vested stock options for certain terminated employees to April 30, 2008 to ensure compliance with securities laws. This extension was a modification under ASC 718, resulting in incremental expense.

In accordance with ASC 718 and ASC 815-40 (formerly referred to as EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), we classified the options as liability awards at the time of modification as the option exercises would likely require the issuance of registered shares. Accordingly, at the end of each quarter in the year ended December 30, 2007, we determined the fair value of these options utilizing the Black-Scholes valuation model and changes in fair value of the options are included in stock-based compensation. During the year ended December 30, 2007, we recorded $7.6 million of stock-based compensation expense related to the modification.

Effective December 7, 2007, when the SEC amended Section 12(g) of the Securities Exchange Act of 1934, the liability awards were reclassified into equity as we determined that we were no longer required to issue registered shares to settle the awards. As a result of the reclassification, $6.1 million was reclassified from current liabilities to additional paid-in capital.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Additional information regarding options outstanding as of December 31, 2009, is as follows (in thousands except per share amounts):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.05–$0.95	2,775	3.17	$0.64	2,775	$0.64
1.95	2,775	5.24	1.95	2,770	1.95
2.15–7.44	2,381	5.65	3.55	1,933	3.14
7.47	8,350	5.48	7.47	2,769	7.47
7.68	279	6.04	7.68	5	7.68
9.30	267	6.44	9.30	—	—
11.00	278	6.66	11.00	—	—
12.50	100	6.88	12.50	—	—

$0.05–$12.50	17,205	5.14	5.05	10,252	3.32

Non-employees—During the years ended December 31, 2009 and December 28, 2008, we issued to non-employees in exchange for services, options to purchase 13,000 and 29,000 shares of common stock, respectively, at a range of exercise prices from $7.47 to $11.00 per share. No options were granted to non-employees in exchange for services during the year ended December 30, 2007. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Year
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	1.3 – 2.3%	2.3 - 3.6%	4.3 - 4.9%
Expected term, in years	5.2 – 7.5	6.0 -8.5	6.0 - 9.0
Volatility	43 – 52%	44 - 51%	49 - 56%

12. INCOME TAXES

The provision for income taxes for the periods ended is as follows (in thousands):

	December 31, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$4,882	$1,332	$179
State	1,003	589	6
Foreign	1,173	(243)	1,771

Total current	7,058	1,678	1,956

Deferred:
Federal	(35,331)	—	—
State	(3,850)	—	—
Foreign	(543)	210	(175)

Total deferred	(39,724)	210	(175)

Provision for (benefit from) income taxes	$(32,666)	$1,888	$1,781

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	December 31, 2009	December 28, 2008	December 30, 2007
Tax at federal statutory tax rate	$9,629	$3,237	$(7,021)
Stock-based compensation expense	1,311	1,049	1,258
State taxes—net of federal benefit	821	573	(432)
Research and development credit	(356)	(199)	(179)
Foreign income taxed at different rates	(1,064)	(3,047)	620
Other	1,202	721	930
Change in valuation allowance	(44,209)	(446)	6,605

Total provision for income taxes	$(32,666)	$1,888	$1,781

The income tax benefits associated with dispositions from employee stock transactions of $1.3 million for fiscal 2009 were recognized as additional paid-in capital. Amounts prior to fiscal 2009 were not material.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of each of the years ended are presented below (in thousands):

	December 31, 2009	December 28, 2008
Deferred tax assets:
Net operating loss carryforward	$3,144	$18,327
Deferred revenue	21,915	9,276
Nondeductible reserves and accruals	13,262	11,651
Depreciation and amortization	1,412	768
General business credit carryforward	1,574	2,137
Other	16	101

Total deferred tax assets	41,323	42,260
Valuation allowance	—	(42,191)

Net deferred tax assets	$41,323	$69

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2009 we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. As a result, we released all of the valuation allowance on our net deferred tax assets.

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $3.5 million and $33.4 million, respectively. The federal and state net operating loss carryforwards begin to expire in the year 2021 and 2012, respectively. Internal Revenue Code (IRC) §382 imposes significant restrictions on the utilization of net operating loss carryforwards. Our ability to use our net operating loss carryforwards to offset any future taxable income will be subject to limitations attributable to equity transactions that would result in a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As of December 31, 2009, we have tax credit carryforwards available to offset our future federal and state taxes of approximately $0.4 million and $0.6, respectively. The federal tax credits begin to expire in 2021. The state credits carry forward indefinitely.

We have not recorded U.S. income tax on approximately $14.2 million of foreign earnings that are deemed to be permanently reinvested overseas. The unrecognized deferred tax liability is not material.

On January 1, 2007, we adopted the provisions of ASC 740-10. As a result of applying the provisions of ASC 740-10, there were no additional liabilities for material unrecognized tax benefits and no reduction in accumulated deficit as of January 1, 2007, and no additional accrued interest and penalties were recognized as of January 1, 2007. At December 31, 2009, we had $3.4 million of unrecognized tax benefits, of which, if recognized, $3.4 million would affect our effective tax rate. Our policy is to include accrued penalty and interest related to uncertain tax benefits in income tax expense. As of December 31, 2009, accrued interest and penalties were not significant.

The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended
	December 31, 2009	December 28, 2008	December 30, 2007
Balance, beginning of year	$1,952	$1,928	$1,259
Increases for tax provisions related to the current year	440	24	669
Increases for tax provisions related to the prior year	995	—	—

Balance, end of year	$3,387	$1,952	$1,928

As of December 31, 2009 and December 28, 2008, $2.5 million and $746,000 of the amounts reflected above were recorded as a liability and included in other non-current liabilities in our consolidated balance sheet. As of December 31, 2009, income tax payable of $139,000 was included in accrued liabilities.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

As of December 31, 2009, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2004.

13. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the 401(k) Plan) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

14. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009, December 28, 2008 and December 30, 2007, we paid compensation of $166,000, $142,000 and $148,000, respectively, to two employees who are directly related to a former board member.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

On January 31, 2008, we entered into a 23-month non-cancelable facility lease agreement with an entity affiliated with one of our board members. Under the terms of the agreement, in 2008, we paid approximately $284,000 for tenant improvements and $316,000 for a refundable deposit. For the years ended December 31, 2009 and December 28, 2008 we paid $917,000 and $757,000, respectively, for office rent and operating expenses. The lease expired on December 31, 2009.

15. SEGMENT INFORMATION

ASC 280 (formerly referred to as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region (in thousands):

	Years Ended
Revenue	December 31, 2009	December 28, 2008	December 30, 2007
Americas	$92,621	$75,367	$55,461
Europe, Middle East and Africa	95,886	79,755	54,722
Asia Pacific and Japan	63,608	56,669	45,183

Total revenue	$252,115	$211,791	$155,366

	Years Ended
Interest Income	December 31, 2009	December 28, 2008	December 30, 2007
Americas	$1,953	$2,596	$3,486
Europe, Middle East and Africa	27	15	17
Asia Pacific and Japan	1	3	4

Total interest income	$1,981	$2,614	$3,507

Property and Equipment	December 31, 2009	December 30, 2008
Americas	$4,988	$2,387
Europe, Middle East and Africa	504	384
Asia Pacific and Japan	895	654

Total property and equipment—net	$6,387	$3,425

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, DECEMBER 28, 2008 AND DECEMBER 30, 2007

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Fortinet-related activities. Our code of business conduct and ethics is available on our website at www.fortinet.com under “About Us—Investor Relations—Corporate Governance.” We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

ITEM 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements: The information concerning Fortinet’s financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2009, December 28, 2008 and December 30, 2007, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Fortinet, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	December 31, 2009	December 30, 2008	December 28, 2007
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$318	$384	$90
Charged to costs and expenses	161	191	319
Bad debt write-offs	(112)	(257)	(25)

Ending balance	$367	$318	$384

Sales Return Reserve:
Beginning balance	$2,671	$3,995	$3,174
Charged to costs and expenses	3,774	893	1,919
Deductions—reserves utilized	(1,431)	(2,217)	(1,098)

Ending balance	$5,014	$2,671	$3,995

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See Item 15(b) below. We have filed, or incorporated into this 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(b) Exhibits:

The exhibit list in the Index to Exhibits immediately following the signature page of this Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c) Financial Statement Schedules: See Item 15(a), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

FORTINET, INC.

By:	/s/ Ken Goldman
Ken Goldman, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Ken Goldman, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010
Ken Xie

/s/ Ken Goldman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010
Ken Goldman

/s/ Michael Xie	Chief Technical Officer and Director	March 5, 2010
Michael Xie

/s/ George Hara	Director	March 5, 2010
George Hara

/s/ Hong Liang Lu	Director	March 5, 2010
Hong Liang Lu

/s/ Greg Myers	Director	March 5, 2010
Greg Myers

/s/ Christopher B. Paisley	Director	March 5, 2010
Christopher B. Paisley

/s/ John Walecka	Non-Executive Chairman of the Board and Director	March 5, 2010
John Walecka

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

3.2	Amended and Restated Bylaws	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.4†	2009 Equity Incentive Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.5†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.9†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.11†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.12	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

21.1	List of subsidiaries	Registration Statement on Form S-l, as amended (File No. 001-34511)	August 10, 2009

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.