Form 10-Q
period 2010-03-31
FORTINET INC
filed 2010-05-13
CIK 1262039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, there were 67,447,019 shares of the registrant’s common stock outstanding.

FORTINET INC

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

Part I

ITEM 1.	Financial Statements

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174,255	$212,458
Short-term investments	73,905	47,856
Accounts receivable, net of allowance for doubtful accounts of $303 and $367 at March 31, 2010 and December 31, 2009, respectively	51,315	54,551
Inventory	9,867	10,649
Deferred tax asset—Current	9,662	9,652
Prepaid expenses and other current assets	3,591	3,100
Deferred cost of revenues	3,958	3,951

Total current assets	326,553	342,217

PROPERTY AND EQUIPMENT—Net	6,663	6,387
DEFERRED COST OF REVENUES	5,357	5,743
DEFERRED TAX ASSET—Non-current	31,671	31,671
OTHER ASSETS	1,188	1,195
LONG-TERM INVESTMENTS	32,777	—

TOTAL ASSETS	$404,209	$387,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,186	$10,987
Accrued liabilities	14,003	15,050
Accrued payroll and compensation	14,541	13,991
Deferred revenue—Current	145,140	140,537

Total current liabilities	183,870	180,565

DEFERRED REVENUE—Non-current	66,397	61,393
OTHER NON-CURRENT LIABILITIES	2,836	2,803

Total liabilities	253,103	244,761

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 68,082 and 67,517 shares issued and 67,377 and 66,813 shares outstanding at March 31, 2010 and December 31, 2009 respectively	68	67
Additional paid-in-capital	208,596	204,268
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	1,191	1,084
Accumulated deficit	(55,754)	(59,972)

Total stockholders’ equity	151,106	142,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,209	$387,213

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 29, 2009
REVENUE:
Product	$27,110	$19,326
Services	38,625	31,573
Ratable product and services	4,060	3,295

Total revenue	69,795	54,194

COST OF REVENUE:
Product	11,314	8,305
Services	6,468	5,048
Ratable product and services	1,593	1,301

Total cost of revenue	19,375	14,654

GROSS PROFIT:
Product	15,796	11,021
Services	32,157	26,525
Ratable product and services	2,467	1,994

Total gross profit	50,420	39,540

OPERATING EXPENSES:
Research and development	11,934	9,876
Sales and marketing	26,723	21,763
General and administrative	5,059	4,672

Total operating expenses	43,716	36,311

OPERATING INCOME	6,704	3,229

INTEREST INCOME	268	714

OTHER INCOME (EXPENSE)—Net	(250)	494

INCOME BEFORE INCOME TAXES	6,722	4,437

PROVISION FOR INCOME TAXES	2,504	663

NET INCOME	$4,218	$3,774

Net income (loss) per share attributable to common stockholders (Note 5):
Basic	$0.06	$(0.07)

Diluted	$0.06	$(0.07)

Weighted-average shares outstanding:
Basic	67,181	20,960

Diluted	74,878	20,960

See notes to condensed consolidated financial statements

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,218	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,375	1,353
Amortization of investment premiums	1,090	269
Stock-based compensation	2,148	1,550
Excess tax benefit from employee stock option plans	(795)	—
Changes in operating assets and liabilities:
Accounts receivable—Net	3,236	5,478
Inventory	(27)	69
Deferred tax assets	(10)	—
Prepaid expenses and other current assets	(529)	(738)
Deferred cost of revenues	379	(169)
Other assets	3	174
Accounts payable	(505)	341
Accrued liabilities	(576)	(919)
Accrued payroll and compensation	839	(1,313)
Deferred revenue	9,607	5,994
Income taxes payable	1,363	(292)

Net cash provided by operating activities	21,816	15,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(73,903)	(46,393)
Maturities and sales of investments	13,945	33,950
Purchases of property and equipment	(1,014)	(2,625)

Net cash used in investing activities	(60,972)	(15,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	1,386	723
Offering costs paid in connection with Initial Public Offering	(872)	—
Repurchase of convertible preferred shares	—	(6,273)
Repurchase of common shares	—	(1,769)
Excess tax benefit from employee stock option plans	795	—

Net cash provided by (used in) financing activities	1,309	(7,319)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(356)	(240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,203)	(7,056)

CASH AND CASH EQUIVALENTS—Beginning of period	212,458	56,571

CASH AND CASH EQUIVALENTS—End of period	$174,255	$49,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$302	$1,289

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$572	$249

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and March 29, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and March 29, 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited condensed consolidated financial statements which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three months ended and as of March 31, 2010 and March 29, 2009 have been prepared on the same basis as the audited condensed consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim period presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Until the second quarter of fiscal 2009, we had a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our first quarter of fiscal 2009 ended on March 29, 2009. The first quarters of 2010 and 2009 comprised of 90 days and 91 days, respectively.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory write-offs, reserve for warranty costs, valuation of deferred tax assets, and tangible and intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, seasonality, the timing of new product introductions, price and sales competition and our ability to adapt to changing market conditions and dynamics, changes in the expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, failure of our channel partners to perform, the quality of our products and services, general economic conditions, challenges in doing business outside of the United States of America, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors (Note 7), product obsolescence, and our ability to attract and retain qualified employees.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We rely on sole suppliers and independent contract manufacturers for certain of our components and one third-party logistics company for distribution of some of our products. The inability of any of these parties to fulfill our supply and logistics requirements could negatively impact our future operating results.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. We maintain our cash and cash equivalents in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

At March 31, 2010 and December 31, 2009, one distributor customer accounted for 11% and 15%, respectively, of net accounts receivable.

During the quarters ended March 31, 2010 and March 29, 2009, one distributor customer accounted for 11% and 12%, respectively, of total net revenues.

Fair Value of Financial Instruments—Accounting Standards Codification (ASC) 825 (formerly referred to as Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the condensed consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payable.

Comprehensive Income—ASC 220 (formerly referred to as FASB Statement No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses are included in comprehensive income. Comprehensive income has been reflected in the condensed consolidated statements of stockholders’ equity and comprehensive income.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains and (losses) of $(0.3) million and $0.5 million, are included in other income (expense), net for the quarter ended March 31, 2010 and March 29, 2009, respectively.

Cash, Cash Equivalents and Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of cash on-hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the condensed consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed more likely than not that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Advertising Expense—Advertising costs are expensed when incurred and are included in operating expenses in the accompanying condensed consolidated statements of operations. Our advertising expenses were not significant for any periods presented.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist, it is typically due to a lack of VSOE on the subscription and support services for that specific arrangement; revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Accrued warranty activities are summarized as follows (in thousands):

	For The 3 Months Ended And As Of March 31, 2010	For The Year Ended And As Of December 31, 2009
Accrued warranty balance—beginning of the period	$2,257	$2,882
Warranty costs incurred	(334)	(1,502)
Provision for warranty	88	1,169
Adjustments to previous estimates	30	(292)

Accrued warranty balance—end of the period	$2,041	$2,257

Recent Accounting Pronouncements

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for us beginning in the first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of 2011. We do not expect the adoption to have a material impact on our financial statements.

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

•	The delivered items have value to the customer on a stand-alone basis

•

If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables. The hierarchy establishes that the method for determining estimated selling price should be chosen in the following order of priority:

•	VSOE of the selling price;

•	Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and

•	Best estimate of the selling price.

In September 2009, the FASB reached a consensus on ASC 985-605 (formerly referred to as EITF 09-3, Certain Revenue Arrangements That Include Software Elements). Arrangements to sell joint hardware and software products where the software and non-software components function together to deliver the product’s essential functionality will no longer be scoped into software accounting rules, but will be subject to non-software multiple element accounting guidance (ASC 605-25). ASC 985-605 and ASC 605-25 provide a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted. We plan to adopt ASC 985-605 and ASC 605-25 in the first quarter of 2011, and are currently evaluating the impact of adoption on our consolidated financial statements.

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	$14,286	$4	$—	$14,290
Corporate debt securities	88,408	—	(13)	88,395
Commercial paper	3,997	—	—	3,997

Total available-for-sale securities	$106,691	$4	$(13)	$106,682

	December 31, 2009
Available-for-sale securities:
U.S. government and agency securities	$2,000	$—	$(2)	$1,998
Corporate debt securities	41,840	35	—	41,875
Commercial paper	3,983	—	—	3,983

Total available-for-sale securities	$47,823	$35	$(2)	$47,856

The contractual maturities of our investments are as follows (in thousands):

	March 31, 2010	December 31, 2009
Due within one year	$73,905	$47,856
Due within one to two years	32,777	—

Total	$106,682	$47,856

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income in our condensed consolidated statements of operations.

Realized gains or losses from the sale of available-for-sale securities were not significant in any period presented.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents the fair value of our financial assets as of March 31, 2010 and December 31, 2009 using the ASC 820 input categories:

	March 31, 2010			December 31, 2009
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Total cash, cash equivalents and available-for-sale securities:
U.S. government and agency securities	$14,290	$—	$14,290	$1,998	$—	$1,998
Corporate debt securities	88,395	88,395	—	41,875	41,875	—
Commercial paper	3,997	—	3,997	3,983	—	3,983
Money market funds	120,056	120,056	—	179,444	179,444	—

Cash equivalents and available-for-sale securities	226,738	$208,451	$18,287	227,300	$221,319	$5,981

Cash	54,199			33,014

Total cash, cash equivalents and available-for-sale securities	$280,937			$260,314

Reported as:
Cash and cash equivalents	$174,255			$212,458
Short-term investments	73,905			47,856
Long-term investments	32,777			—

Total cash, cash equivalents and available-for-sale securities	$280,937			$260,314

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 31, 2010 and December 31, 2009.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$2,401	$1,904
Finished goods	7,466	8,745

Inventory	$9,867	$10,649

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Evaluation units	$9,259	$8,449
Computer equipment and software	9,102	8,827
Furniture and fixtures	1,166	1,191
Leasehold improvements and tooling	3,978	4,134

Total property and equipment	23,505	22,601
Less: accumulated depreciation and amortization	(16,842)	(16,214)

Property and equipment—net	$6,663	$6,387

Depreciation expense was $1.4 million and $1.2 million during the three months ended March 31, 2010 and March 29, 2009, respectively.

5. INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options and warrants.

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the convertible preferred shares are considered to be participating securities. Under the two-class method of computing earnings per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses. Accordingly, in the first quarter of 2009, we did not apply the two-class method. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options.

Net income per share information for the quarter ended March 29, 2009 gives effect to the repurchase of convertible preferred shares (Note 8). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of earnings per share. As a result, the premium paid is subtracted to derive net income attributable to common stockholders in determining earnings per share.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows:

	Three Months Ended
	March 31, 2010	March 29, 2009
Numerator:
Net income	$4,218	$3,774
Premium paid on repurchase of convertible preferred shares	—	(5,231)

Net income (loss) attributable to common stockholders-basic and diluted	$4,218	$(1,457)

Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	67,181	20,960

Diluted shares:
Weighted-average common shares outstanding-basic	67,181	20,960
Effect of potentially dilutive securities:
Employee stock options	7,610	—
Warrants to purchase common stock	87	—

Weighted-average shares used to compute diluted net income (loss) per share	74,878	20,960

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.07)

Diluted	$0.06	$(0.07)

The following outstanding options and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2010	March 29, 2009
Options to purchase common stock	723	8,822
Convertible preferred stock (on an as-converted to common stock basis)	—	39,004

Total	723	47,826

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. DEFERRED REVENUES

Deferred revenues consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Product	$4,679	$4,141
Services	177,553	168,314
Ratable products and services	29,305	29,475

Total deferred revenues	$211,537	$201,930

Reported As:
Short-term	$145,140	$140,537
Long-term	66,397	61,393

Total deferred revenues	$211,537	$201,930

7. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2014. Rent expense was $1.7 million and $1.4 million for the three months ended March 31, 2010 and March 29, 2009, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro in January 2006 (see Litigation section below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of March 31, 2010 are as follows (in thousands):

	Rental Payment	Royalty
Fiscal Years:
2010 (remainder)	$4,977	$3,000
2011	5,626	1,000
2012	3,757	1,000
2013	2,852	1,000
2014	1,352	500
Thereafter	787	500

Total	$19,351	$7,000

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2010, we had $19.1 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation —In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. In January 2006, we settled the lawsuit with Trend Micro. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we have ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. On May 3, 2010, the state court denied Trend Micro’s demurrer in its entirety. On May 12, 2010, the United States District Court for the Northern District of California denied Trend Micro’s motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC (“ESR”) a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. In August 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. In September 2009, Deep Nines, Inc. filed, but did not serve us with, a complaint against us in the United States District Court for the Eastern District of Texas alleging that our products infringe certain of their patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. The Deep Nines case has not yet been served.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporate Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company as discussed in Note 8 immediately below, “Stockholders’ Equity—Stock Repurchase”.

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

8. STOCKHOLDERS’ EQUITY

Common Shares Reserved for Issuance—At March 31, 2010, we had reserved shares of common stock for issuance as follows (in thousands):

Reserved under stock option plans	25,690
Warrants to purchase common stock	141

Total	25,831

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Repurchase—While we were a privately-held company, during the first six months of fiscal 2009, our board of directors approved a stock repurchase authorization. This repurchase authorization allowed us to repurchase up to $20.0 million of our convertible preferred and common stock at $4.25 per share through June 17, 2009. This repurchase authorization expressly excluded our board members and senior management. We repurchased 704,632 shares of common stock and 3,004,165 shares of convertible preferred stock for a total consideration of $15.7 million, out of which 416,177 shares of common stock and 1,476,000 shares of convertible preferred stock were repurchased in the first quarter of 2009 for total consideration of $8.0 million.

9. STOCK PLANS

2000 Stock Plan—During 2000, we adopted the 2000 Stock Option Plan, which was amended and restated in April 2006 and further amended in March 2008 (the “Amended and Restated 2000 Stock Plan”). The Amended and Restated 2000 Stock Plan includes both incentive and non-statutory stock options. Under the Amended and Restated 2000 Stock Plan, we may grant options to purchase up to 21,500,000 shares of common stock to employees, directors and other service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years.

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

2009 Equity Incentive Plan—On November 17, 2009, our board of directors approved the 2009 Equity Incentive Plan (the 2009 Plan) and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Stock Plan and the Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Stock Plan and the Amended and Restated 2000 Stock Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with the 2011 fiscal year, in an amount equal to the lesser of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Expected Volatility—The computation of expected volatility for the periods presented is based on the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data as we did not have sufficient trading history to calculate it directly.

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

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended
	March 31, 2010	March 29, 2009
Dividend rate	—	—
Risk-free interest rate	2.4%	1.3%
Expected term in years	4.6	4.6
Volatility	40.5%	51.8%

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 29, 2009
Cost of product revenue	$24	$24
Cost of services revenue	208	124
Research and development	554	378
Sales and marketing	866	644
General and administrative	496	380

	$2,148	$1,550

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in thousands, except per share amounts):

	Shares Available For Grant	Options Outstanding
		Number Of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2009	9,049	17,205

Granted	(1,306)	1,306	$16.86
Forfeited	190	(190)	8.41
Exercised (aggregate intrinsic value of $8,948)	—	(565)	2.45

Balance—March 31, 2010	7,933	17,756

Options vested and expected to vest—March 31, 2010		17,311	$5.86	5.15	$202,970
Options exercisable—March 31, 2010		10,985	$3.81	4.73	$151,245

At March 31, 2010, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $22.5 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.66 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $3.3 million and $0.8 million for the three months ended March 31, 2010 and March 29, 2009, respectively. The weighted-average fair value of options granted during the first quarter of 2010 was $6.28 per share.

Non-employees—During the quarter ended March 31, 2010, we issued options to purchase 9,400 of common stock, at an exercise price of $16.86 per share, to non-employees in exchange for services. No options were granted to nonemployees in exchange for services during the quarter ended March 29, 2009. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2010	March 29, 2009
Dividend rate	—	—
Risk-free interest rate	2.4%	1.3%
Expected term in years	5.1 - 6.8	6.1 - 7.5
Volatility	40.5%	51.8%

10. INCOME TAXES

The effective tax rate was 37.3% for the three months ended March 31, 2010, compared with an effective tax rate of 14.9% for the three months ended March 29, 2009. The provision for income taxes for March 31, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for March 29, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax and state income taxes, and withholding tax.

As of March 31, 2010 and December 31, 2009, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $3.4 million for both periods. There were no significant changes in the unrecognized tax benefits for this period. The total amount of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2010, interest and penalties related to unrecognized tax benefits were immaterial. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the three months ended March 29, 2009, we paid compensation of $44,000 to two employees who are directly related to a former board member. This individual ceased being a board member as of October 2009.

In February 2008, we entered into a 23-month non-cancelable facility lease agreement with an entity affiliated with one of our board members. Under the terms of the agreement, in 2008, we paid approximately $284,000 for tenant improvements and $316,000 for a refundable deposit. For the quarter ended March 29, 2009 we paid $249,000 for office rent and operating expenses. The lease expired on December 31, 2009.

13. SEGMENT INFORMATION

ASC 280 (formerly referred to as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region (in thousands):

	Three Months Ended
Revenue	March 31, 2010	March 29, 2009
Americas	$23,817	$19,135
Europe, Middle East and Africa (EMEA)	27,074	20,782
Asia Pacific and Japan (APAC)	18,904	14,277

Total revenue	$69,795	$54,194

	Three Months Ended
Interest Income	March 31, 2010	March 29, 2009
Americas	$263	$705
EMEA	4	8
APAC	1	1

Total interest income	$268	$714

Property and Equipment	March 31, 2010	December 31, 2009
Americas	$5,291	$4,988
EMEA	523	504
APAC	849	895

Total property and equipment—net	$6,663	$6,387

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.These statements include, among other things, statements concerning our expectations:

•	regarding the significance of stock compensation as an expense;

•	that our service revenues may become a larger portion of our total revenue and may increase as we renew existing services contracts and expand our customer base;

•	regarding the percentage of our revenue attributable to ratable product and services revenue;

•	regarding our royalty payments to Trend Micro;

•	regarding trends in our costs of revenues, services gross margin and overall gross margin;

•	regarding increases in our operating expenses;

•	regarding our investment in our support infrastructure; and

•	regarding the hiring of new employees;

•	regarding the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	regarding the impact of inflation;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 5, 2010. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We are a leading provider of network security appliances and the market leader in UTM network security solutions. We provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of March 31, 2010, we had shipped over 550,000 appliances to more than 5,000 channel partners and to more than 90,000 end-customers worldwide, including a majority of the 2009 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. On an annual basis for each of the last three fiscal years, sales of FortiGate products have generally been balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. For the first quarter of 2010 the percentage of our FortiGate related billings from the high-end category was 27% versus 21% for the first quarter of 2009, while the mid-range category decreased from 38% to 33% over the same period, and entry-level remained flat. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web-based traffic and databases, and employee computers or handheld devices. During the current quarter, we extended and enhanced our FortiGate, FortiWeb, FortiMail, and FortiManager appliance families, and also introduced a new family of FortiAP secure access point appliances that address the demand for secure mobility in the enterprise.

We are a global, geographically diversified business, with more than 60% of our total revenue generated outside of the Americas region. For the first quarter of 2010, $23.8 million, or 34%, of our total revenue was generated from the Americas, representing an increase of 24% over the first quarter of 2009. EMEA generated $27.1 million, or 39%, of our total revenue during the current quarter, representing an increase of 30% over the same period of the prior year. APAC generated $18.9 million or 27% of our total revenue during the current quarter, representing an increase of 32% compared to the same period of the prior year. We sell globally in U.S. dollars, while our international expenses are denominated in local currencies.

Total revenue was $69.8 million for the first quarter of 2010, an increase of 29% compared to the first quarter of 2009. Product revenue was $27.1 million, an increase of 40% compared to the first quarter of 2009. Services revenue was $38.6 million, an increase of 22% compared to the first quarter of 2009. Services revenue provides a source of recurring revenue for us, representing about 55% and 58% of total revenue for the first quarter of 2010 and 2009, respectively, and is important to our future revenue and profitability. Ratable product and services revenue was $4.1 million, an increase of 23% compared to the first quarter of 2009.

Our Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front but defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer). As a result, our sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $9.6 million from $201.9 million at December 31, 2009 to $211.5 million at March 31, 2010. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the first quarter of 2010 with $280.9 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the table.

	For The Three Months Ended Or As Of
	March 31, 2010	March 29, 2009
	(dollars in thousands)
Revenue	$69,795	$54,194
Gross margin	72.2%	73.0%
Operating income(1)	$6,704	$3,229
Operating margin	9.6%	6.0%
Total deferred revenue	$211,537	$177,611
Increase in total deferred revenue(2)	9,607	5,994
Cash, cash equivalents and investments	280,937	128,916
Cash flow from operations	21,816	15,571
Free cash flow(3)	20,802	12,946
(1) Includes stock-based compensation expense	$2,148	$1,550
(2) The increase in total deferred revenue is the change from the beginning of the period to the end of the period.
(3) Free cash flow is a non-GAAP financial measure, which we define as cash flow from operations minus capital expenditures, as further described below.

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

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $21.8 million in the first quarter of 2010 and $15.6 million in the first quarter of 2009. In the first quarter of 2010, free cash flow (a non-GAAP measure, described in the “Non-GAAP Financial Measures” below) was $20.8 million, compared to $12.9 million in the first quarter of 2009.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and operating margin, non-GAAP operating expenses, non-GAAP net income and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense. Non-GAAP net income is net income plus stock-based compensation expense, less the related tax effects. Free cash flow, an alternative non-GAAP measure of liquidity, is defined as net cash provided by operating activities less capital expenditures.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ compensation that impacts their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our condensed consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for the first fiscal quarters of 2010 and 2009.

	Three Months Ended
	March 31, 2010		March 29, 2009
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Total revenue	$69,795		$54,194

GAAP gross profit and margin	$50,420	72.2%	$39,540	73.0%
Stock-based compensation expense	232	0.4	148	0.2

Non-GAAP gross profit and margin	$50,652	72.6%	$39,688	73.2%

GAAP income from operations and margin	$6,704	9.6%	$3,229	6.0%

Stock-based compensation expense:
Cost of revenue	232	0.3	148	0.2
Research and development	554	0.8	378	0.7
Sales and marketing	866	1.2	644	1.2
General and administrative	496	0.8	380	0.7

Total stock-based compensation	2,148	3.1	1,550	2.8

Non-GAAP income from operations and margin	$8,852	12.7%	$4,779	8.8%

	Three Months Ended
	March 31, 2010		March 29, 2009
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Operating Expenses:
Research and development expenses
GAAP research and development expenses	$11,934	17.1%	$9,876	18.2%
Stock-based compensation	554	0.8	378	0.7

Non-GAAP research and development expenses	$11,380	16.3%	$9,498	17.5%

Sales and marketing expenses
GAAP sales and marketing expenses	$26,723	38.3%	$21,763	40.2%
Stock-based compensation	866	1.2	644	1.2

Non-GAAP sales and marketing expenses	$25,857	37.1%	$21,119	39.0%

General and administrative expenses
GAAP general and administrative expenses	$5,059	7.2%	$4,672	8.6%
Stock-based compensation	496	0.7	380	0.7

Non-GAAP general and administrative expenses	$4,563	6.5%	$4,292	7.9%

Total operating expenses
GAAP operating expenses	$43,716	62.6%	$36,311	67.0%
Stock-based compensation	1,916	2.7	1,402	2.6

Non-GAAP operating expenses	$41,800	59.9%	$34,909	64.4%

	Three Months Ended
	March 31, 2010	March 29, 2009
	(dollars in thousands)
Net Income:
GAAP net income	$4,218	$3,774
Stock-based compensation expense(1)	2,148	1,550
Provision for income taxes(2)	2,504	663

Non-GAAP income before provision for income taxes	$8,870	$5,987
Non-GAAP provision for income taxes(3)	(3,105)	(575)

Non-GAAP net income	$5,765	$5,412

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.
(3)	Non-GAAP provision for income taxes reflects a 35% and 10% non-GAAP effective tax rate in the first quarter of 2010 and 2009, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we plan to use a 35% tax rate for the year, subject to discrete items that may occur in a quarter.

	Three Months Ended
	March 31, 2010	March 29, 2009
	(in thousands)
Cash Flow:
Net cash provided by operation activities	$21,816	$15,571
Less purchases of property and equipment	(1,014)	(2,625)

Free cash flow (Non-GAAP)	$20,802	$12,946

Net cash used in investing activities(*)	$(60,972)	$(15,068)

Net cash provided by (used in) financing activities	$1,309	$(7,319)

(*)	Includes purchases of property and equipment

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. We recognize our revenue in accordance with the guidance in ASC 985-605-25 (formerly referred to as Statement of Position, or SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) which is discussed in further detail in “—Critical Accounting Policies and Estimates—Revenue Recognition” below. According to ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is probable.

Our total revenue is comprised of the following:

•

Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP and FortiScan appliances, and our FortiClient and virtual domain, or VDOM, software. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor and, for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at comparable levels or decline modestly, as services revenue becomes a larger portion of our business as we renew existing services contracts and expand our customer base.

•

Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as service is provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as we renew existing services contracts and expand our customer base.

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

Cost of revenue

Our total cost of revenue is comprised of the following:

•

Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 1—Legal Proceedings.” For fiscal 2008 and fiscal 2009, this royalty represented approximately one percent of total revenue and we do not expect this percentage to increase substantially in the foreseeable future.

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

Services revenue has increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. Our services gross margins have been increasing, but we do not expect these margins to increase, in a meaningful way, in the future as we continue to invest in our support infrastructure.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of cash-based personnel costs such as salaries, benefits, bonuses and, with regard to the sales and marketing expense, sales commissions. They also include non-cash charges, specifically, stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

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

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in money market funds, commercial paper, corporate debt securities and U.S. government debt securities.

Other income (expense),net. Other income (expense), net consists primarily of foreign exchange gains and losses. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of the associated entity.

Provision for income taxes. Our income tax provision is based on our worldwide estimated annualized effective tax rate. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Our effective tax rates differ from the statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, withholding tax, and nondeductible compensation.

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

We believe the accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Results of Operations

Revenue

	Three Months Ended
	March 31, 2010		March 29, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenue
Product	$27,110	38.8%	$19,326	35.7%	$7,784	40.3%
Services	38,625	55.3	31,573	58.3	7,052	22.3
Ratable product and services	4,060	5.9	3,295	6.0	765	23.2

Total revenue	$69,795	100.0%	$54,194	100.0%	$15,601	28.8%

Revenue by Geography
Americas	$23,817	34.1%	$19,135	35.3%	$4,682	24.5%
EMEA	27,074	38.8	20,782	38.3	6,292	30.3
APAC	18,904	27.1	14,277	26.4	4,627	32.4

Total revenue	$69,795	100.0%	$54,194	100.0%	$15,601	28.8%

Total revenue increased $15.6 million, or 28.8%, in the first quarter of 2010 compared to the first quarter of 2009, partly due to growth in product revenue. The APAC and EMEA regions contributed the largest portion of this growth. Product revenue increased $7.8 million, or 40.3%, compared to the first quarter of 2009. The increase in product revenue was primarily driven by higher product sales volume across all regions with a comparable product mix and average sales price. Services revenue increased $7.1 million, or 22.3%, in the first quarter of 2010 compared to the first quarter of 2009 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, due to a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably over the performance period.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2010	March 29, 2009	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Product	$11,314	$8,305	$3,009	36.2%
Services	6,468	5,048	1,420	28.1
Ratable product and services	1,593	1,301	292	22.4

Total cost of revenue	$19,375	$14,654	$4,721	32.2%

Gross margin
Product	58.3%	57.0%	1.3%
Services	83.3	84.0	(0.7)
Ratable product and services	60.8	60.5	0.3
Total gross margin	72.2	73.0	(0.8)

Total gross margin decreased 0.8 percentage points in the first quarter of 2010 primarily due to a higher mix of product revenue compared to the first quarter of 2009. Product gross margin increased 1.3 percentage points in the first quarter of 2010 compared to 2009 primarily due to flat warranty-related return costs combined with higher product revenue. The 0.7 percentage point decrease in services gross margin was primarily due to investments in our support organization. Services cost increased by $1.4 million primarily due to $0.8 million of higher cash-based personnel costs, a significant portion of which related to headcount increases in our Americas support organization. Travel, depreciation, and occupancy-related costs increased a combined $0.4 million and stock-based compensation increased $0.1 million. Ratable product and services gross margin was comparable to the prior period.

Operating Expenses

	Three Months Ended				$ Change	% Change
	March 31, 2010		March 29, 2009
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Operating expenses
Research and development	$11,934	17.1%	$9,876	18.2%	$2,058	20.8%
Sales and marketing	26,723	38.3	21,763	40.2	4,960	22.8
General and administrative	5,059	7.2	4,672	8.6	387	8.3

Total operating expenses	$43,716	62.6%	$36,311	67.0%	$7,405	20.4%

Research and development expense

Research and development expense increased $2.1 million, or 20.8%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase of $1.6 million in cash-based personnel costs as a result of increased headcount to support continued enhancements of our products. We also had an increase of $0.2 million in stock-based compensation expense. An 18% increase in the Canadian dollar exchange rate against the US dollar significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $5.0 million, or 22.8%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increased cash-based personnel costs of $4.1 million based on increased headcount primarily in the U.S., a $0.5 million increase in promotional and other marketing-related expenses and a $0.2 million increase in stock-based compensation expense. As a percentage of revenue, sales and marketing expenses decreased 1.9 percentage points.

General and administrative expense

In the first quarter of 2010, general and administrative expense increased $0.4 million, or 8.3%, compared to the first quarter of 2009. The increase was primarily due to increased cash-based personnel costs of $0.3 million, and a $0.1 million increase in stock-based compensation.

Interest income and other income (expense), net

	Three Months Ended		$ Change	% Change
	March 31, 2010	March 29, 2009
	(dollars in thousands)
Interest income	$268	$714	$(446)	(62.5)%
Other income (expense), net	(250)	494	(744)	(150.6)

The $0.4 million decrease in interest income in the first quarter of 2010 compared to the first quarter of 2009 was due to lower interest rates earned, despite higher balances of cash, cash equivalents and investments. The decrease in other income (expense), net for the first quarter of 2010 when compared to the first quarter of 2009 was the result of a foreign exchange gain in 2009.

Provision for income taxes

	Three Months Ended		$ Change	% Change
	March 31, 2010	March 29, 2009
	(dollars in thousands)
Provision for income taxes	$2,504	$663	$1,841	278%
Effective tax rate	37.3%	14.9%		22.4

The effective tax rate was 37.3% for the quarter ended March 31, 2010, compared with an effective tax rate of 14.9% for the quarter ended March 31, 2009. The provision for income taxes for March 31, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the quarter ended March 31, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax and state income taxes, and withholding tax. The increase in the effective tax rate for the quarter ended March 31, 2010, compared with the same period in the prior year, is attributable to the use of net operating loss carryforwards to reduce our tax rate in 2009, prior to releasing our valuation allowance at the end of fiscal 2009, as well as the fact that the U.S. research and development tax credit expired on December 31, 2009 and has not yet been extended by the U.S. Congress. The valuation allowance was released at the end of fiscal 2009.

Liquidity and Capital Resources

	March 31, 2010	March 29, 2009
	(in thousands)
Cash and cash equivalents	$174,255	$212,458
Investments	106,682	47,856
Working capital	142,683	161,652

	Three Months Ended
	March 31, 2010	March 29, 2009
	(in thousands)
Cash provided by operating activities	$21,816	$15,571
Cash used in investing activities	(60,972)	(15,068)
Cash provided by (used in) financing activities	1,309	(7,319)
Effect of exchange rates on cash and cash equivalents	(356)	(240)

Net decrease in cash and cash equivalents	$(38,203)	$(7,056)

At March 31, 2010, our cash, cash equivalents, and short-term investments of $248.2 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

In the first quarter of 2010, operating activities provided $21.8 million in cash as a result of net income of $4.2 million, reduced by non-cash items such as an excess tax benefit from employee stock option plans of $0.8 million, increased by stock-based compensation amounts of $2.1 million, depreciation and amortization amounts of $1.4 million, and amortization of investment premiums of $1.1 million. Changes in operating assets and liabilities provided $13.8 million in cash. Sources of cash totaled $15.4 million and were related to a $9.6 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, a $0.4 million decrease in deferred cost of revenue, a $3.2 million decrease in accounts receivable, a $0.8 million increase in accrued payroll and compensation primarily related to increased headcount, and a $1.4 million increase in taxes payable. Uses of cash totaled $1.6 million and were related to a $0.5 million increase in prepaid expenses and other assets, and a $1.1 million decrease in accounts payable and accrued liabilities, respectively, related to timing of payments.

In the first quarter of 2009, operating activities provided $15.6 million in cash as a result of net income of $3.8 million, increased by non-cash items such as depreciation and amortization amounts of $1.4 million and stock-based compensation amounts of $1.6 million. Changes in operating assets and liabilities provided $8.6 million in cash. Sources of cash totaled $12.0 million and were related to a $6.0 million increase in deferred revenue which was attributable to increased sales of our subscription and support services, a $5.5 decrease in accounts receivable, and a $0.3 million increase in accounts payable due to timing of payments. Uses of cash totaled $3.4 million and were related to a $2.2 million decrease in accrued liabilities and accrued payroll and compensation, $0.6 million increase in prepaid expenses and other assets, and $0.3 decrease in income tax payable, related to the timing of payments.

Investing Activities

Our investing activities during the first quarter of 2010 consisted primarily of purchases and sales of investments and capital expenditures. The $61.0 million of cash used by investing activities was due primarily to net purchases of investments of $60.0 million. Additionally, we used cash of $1.0 million for capital expenditures.

Our investing activities during the first quarter of 2009 consisted primarily of purchases and sales of investments and capital expenditures. The $15.1 million of cash used by investing activities was due primarily to net purchases of investments of $12.4 million. Additionally, we used cash of $2.6 million for capital expenditures.

Financing Activities

Our financing activities in the first quarter of 2010 resulted in net cash provided of $1.3 million as a result of receiving proceeds of $1.4 million from the exercise of stock options to purchase our common stock and an excess tax benefit from employee stock option plans of $0.8 million, all partially offset by $0.9 million issuance cost paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Our financing activities in the first quarter of 2009 resulted in net cash used of $7.3 million as a result of $8.0 million used to repurchase our preferred and common stock, partially offset by proceeds of $0.7 million, as a result of exercises of stock options to purchase our common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2010:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases(1)	$19,351	$4,977	$12,235	$2,139	$—
Purchase commitments(2)	19,061	19,061	—	—	—
Royalty commitments(3)	7,000	3,000	3,000	1,000	—

Total (4)	$45,412	$27,038	$15,235	$3,139	$—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.
(2)	Consists of minimum purchase commitments with independent contract manufacturers.
(3)	Consists of minimum royalties claimed by Trend Micro to be owed, which are subject to dispute. See “Part II: Item 1—Legal Proceedings.”
(4)	No amounts related to ASC 740-10 (FIN 48) are included. As of March 2010, we had approximately $3.4 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During the first quarter of 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates during the first fiscal quarter of 2010 and 2009 would have resulted in a decrease in our interest income of approximately $27,000 and $71,000, respectively. As of March 31, 2010, our cash, cash equivalents and short- and long- term investments were in money market funds, commercial paper, corporate debt securities and U.S. government debt securities.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British Pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. We recognized other expense, net of $(0.3) million in the first quarter of 2010 due to foreign currency transaction losses.

We use foreign exchange forward contracts to partially mitigate the impact of fluctuations in foreign currency rates on certain balance sheet accounts. We do not use these contracts for speculative or trading purposes. These contracts typically have maturities between one and two months, and we record gains and losses from these instruments in other income (expense), net.

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

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. In January 2006, we settled the lawsuit with Trend Micro. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we have ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. On May 3, 2010, the state court denied Trend Micro’s demurrer in its entirety. On May 12, 2010, the United States District Court for the Northern District of California denied Trend Micro’s motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC, or ESR, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. In August 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. In September 2009, Deep Nines, Inc. filed, but did not serve us with, a complaint against us in the United States District Court for the Eastern District of Texas alleging that our products infringe certain of their patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. The Deep Nines case has not yet been served.

In April 2010, an individual and former stockholder of Fortinet filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporate Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of its stock while we were a privately-held company, as discussed in “Note 8—Stockholders’ Equity” above.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this 10-Q, including our condensed consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Our quarterly operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and services, and the timing of channel partner and end-customer orders;

•

the timing of shipments, which may depend on many factors such as inventory levels and logistics, our ability to ship new products on schedule and accurately forecast inventory requirements, and possible increases in the time for the manufacture of products;

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

•	deferral of orders from end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in customer renewal rates for our services;

•	changes in the length of services contracts sold;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	any disruption in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both domestically and in our foreign markets;

•	future accounting pronouncements or changes in our accounting policies; and

•

increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly operating results, including both financial statement results and other important metrics. This variability and unpredictability could result in our failing to meet our revenue and other expected metrics and our other operating results expectations or those of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

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

We have incurred net losses in most fiscal years since our inception, including net losses of $21.8 million in fiscal 2007, $5.3 million in fiscal 2006, $14.2 million in fiscal 2005 and $59.0 million in fiscal 2004. As a result, we had an accumulated deficit of $55.8 million at March 31, 2010. Although we were profitable in fiscal 2008, fiscal 2009, and the first quarter of fiscal 2010, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from subscription and support services which may decline, and, because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue accounted for 55% and 58% of our total revenue for the first quarters of fiscal 2010 and 2009, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products that we sell and the fact that we sell models that must meet regulatory requirements, such as the European Union’s Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or the EU RoHS.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. For example, in the third and fourth quarters of fiscal 2007 we had excess inventory, resulting in significant inventory write-offs. Alternatively, insufficient inventory levels, may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and, if we fail to optimize our channel partner model going forward, our operating results will be harmed.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any important channel partner may also adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During fiscal 2007, 2008, and 2009, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., was our most significant channel partner, accounting for 12% of our total revenue in each of the periods. During the first quarter of 2010, Alternative Technology, Inc. accounted for 11% of our total revenue. Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to manage existing sales channels, our business will be seriously harmed.

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

We have a high volume business that has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts and inventory and supply chain management. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities, and accounting for income taxes.

We offer retroactive price protection to certain of our major distributors, and if we fail to balance their inventory with end-customer demand for our products, our allowance for price protection may be inadequate, which could adversely affect our results of operations.

We provide certain of our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, certain distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of March 31, 2010, we estimated that approximately $1.8 million of our products in our distributors’ inventory were subject to price protection. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of our major distributors’ inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

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

In the course of our selling efforts, we typically enter into arrangements that require us to deliver a combination of products and services. We refer to each individual product or service as an “element” of the overall arrangement. These arrangements typically require us to deliver particular elements in a future period. As we discuss further in “Note 1—Summary of Significant Accounting Policies—Revenue Recognition”, if we are unable to determine the fair value of any undelivered elements, we are required by generally accepted accounting principles, or GAAP, to defer revenue from the entire arrangement rather than just the undelivered elements. If we are required to defer revenue from the entire arrangement for a significant portion of our product sales, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, adversely affecting our results of operations and resulting in a decline in our stock price.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. We believe the global economic downturn may have adversely affected our total revenue in fiscal 2009. Weak global economic conditions, weak economic conditions in certain geographies, or a reduction in information technology spending regardless of macro-economic conditions, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth.

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

Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•	costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, and economic sanctions;

•	other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

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

Our failure to comply with these and future environmental rules and regulations could result in reduced sales of our products, increased costs, substantial product inventory write-offs, reputational damage, penalties and other sanctions.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by:

•	our earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or

•

changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement attribute prescribed in Accounting Standards Codification (ASC) 740-10 (formerly referred to as Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 (FIN 48)). In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we have ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. On May 3, 2010, the state court denied Trend Micro’s demurrer in its entirety. On May 12, 2010, the United States District Court for the Northern District of California denied Trend Micro’s motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action. Because this dispute is at an early stage, it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

In January 2009, we filed a complaint against Palo Alto Networks, Inc. in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In May 2009, Enhanced Security Research, LLC, or ESR, a non-practicing entity, filed a complaint in the United States District Court for the District of Delaware alleging patent infringement by us and other defendants. In August 2009, ESR filed a substantially similar complaint against us in the same court alleging infringement of the same patents. The Palo Alto Networks and ESR cases are currently at an early stage of the litigation process. In September 2009, Deep Nines, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging that at least certain of our products infringe certain of their patents. If we are unsuccessful in defending against any of Palo Alto Networks’, ESR’s or Deep Nines’ claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

Approximately 53,315,749 shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in May 2010. This is in addition to stock options that will be vested in May 2010 and eligible for exercise and sale at the expiration of the lock-up agreements. If stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the expiration of the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly.

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

As of April 30, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 41.3% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2009, our registration statement (No. 333-161190) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 5,781,683 shares of common stock by us and the associated sale of 6,718,317 shares of common stock by selling stockholders, at a price of $12.50 per share. An additional sale of 1,875,000 shares of common stock by us, which constituted the underwriter’s overallotment option, occurred in the week following the initial public offering. The offering, which closed on November 24, 2009, did not terminate until after the sale of all of the shares registered on the registration statement. We sold 7,656,683 shares of our common stock for an aggregate offering price of $95,708,538 (including the underwriters’ overallotment option), and the selling stockholders sold 6,718,317 shares of common stock for an aggregate offering price of $83,978,963. The managing underwriters were Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.

As a result of the offering, we received net proceeds of approximately $87.4 million, which is comprised of gross proceeds from shares we issued in the initial public offering of $95.7 million plus an administrative fee reimbursement of $1.7 million, offset by underwriting discounts and commissions of $6.7 million and total offering costs of $3.3 million. No payments for such discounts, commissions and costs were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through March 31, 2010, we used all of the net proceeds for working capital purposes.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2010

FORTINET, INC.

By:	/s/ KEN GOLDMAN
Ken Goldman Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference Herein
		Form	Date

10.1	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.