Form 10-Q
period 2010-06-30
FORTINET INC
filed 2010-08-06
CIK 1262039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34511

FORTINET, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0560389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Kifer Road Sunnyvale, California	94086
(Address principal executive offices)	(Zip Code)

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

As of July 30, 2010, there were 71,351,749 shares of the registrant’s common stock outstanding.

FORTINET, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2010

Part I

ITEM 1.	Financial Statements

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,435	$212,458
Short-term investments	135,912	47,856
Accounts receivable, net of allowance for doubtful accounts of $303 and $367 at June 30, 2010 and December 31, 2009, respectively	59,806	54,551
Inventory	12,121	10,649
Deferred tax asset	12,572	9,652
Prepaid expenses and other current assets	4,539	3,100
Deferred cost of revenues	4,022	3,951

Total current assets	345,407	342,217

PROPERTY AND EQUIPMENT—Net	6,737	6,387
DEFERRED COST OF REVENUES	5,896	5,743
DEFERRED TAX ASSET—Non-current	31,671	31,671
LONG-TERM INVESTMENTS	56,613	—
OTHER ASSETS	1,273	1,195

TOTAL ASSETS	$447,597	$387,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,639	$10,987
Accrued liabilities	14,269	15,050
Accrued payroll and compensation	15,943	13,991
Deferred revenue	154,271	140,537

Total current liabilities	197,122	180,565

DEFERRED REVENUE—Non-current	71,250	61,393
OTHER NON-CURRENT LIABILITIES	2,871	2,803

Total liabilities	271,243	244,761

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 71,171 and 67,517 shares issued and 70,466 and 66,813 shares outstanding at June 30, 2010 and December 31, 2009, respectively	71	67
Additional paid-in-capital	227,587	204,268
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	576	1,084
Accumulated deficit	(48,885)	(59,972)

Total stockholders’ equity	176,354	142,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,597	$387,213

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
REVENUE:
Product	$31,037	$24,451	$58,147	$43,777
Services	40,964	33,473	79,589	65,046
Ratable product and services	4,330	3,421	8,390	6,716

Total revenue	76,331	61,345	146,126	115,539

COST OF REVENUE:
Product	11,822	10,316	23,136	18,621
Services	6,818	5,357	13,286	10,405
Ratable product and services	1,525	1,306	3,118	2,607

Total cost of revenue	20,165	16,979	39,540	31,633

GROSS PROFIT:
Product	19,215	14,135	35,011	25,156
Services	34,146	28,116	66,303	54,641
Ratable product and services	2,805	2,115	5,272	4,109

Total gross profit	56,166	44,366	106,586	83,906

OPERATING EXPENSES:
Research and development	12,676	10,534	24,610	20,410
Sales and marketing	27,777	24,341	54,500	46,104
General and administrative	5,933	4,516	10,992	9,188

Total operating expenses	46,386	39,391	90,102	75,702

OPERATING INCOME	9,780	4,975	16,484	8,204

INTEREST INCOME	399	535	667	1,249

OTHER INCOME (EXPENSE)—Net	87	(282)	(163)	212

INCOME BEFORE INCOME TAXES	10,266	5,228	16,988	9,665

PROVISION FOR INCOME TAXES	3,397	652	5,901	1,315

NET INCOME	$6,869	$4,576	$11,087	$8,350

Net income (loss) per share attributable to common stockholders (Note 5):
Basic	$0.10	$—	$0.16	$(0.04)

Diluted	$0.09	$—	$0.15	$(0.04)

Weighted-average shares outstanding:
Basic	68,495	20,574	67,842	20,767

Diluted	75,637	64,032	75,433	20,767

See notes to condensed consolidated financial statements

FORTINET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,087	$8,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,842	2,847
Write-off of intangible assets	—	631
Amortization of investment premiums	2,713	456
Stock-based compensation	4,412	3,343
Excess tax benefit from employee stock option plans	(3,652)	—
Changes in operating assets and liabilities:
Accounts receivable—net	(5,255)	2,500
Inventory	(3,002)	(69)
Deferred tax assets	(2)	—
Prepaid expenses and other current assets	(1,534)	(302)
Deferred cost of revenues	(223)	(394)
Other assets	(66)	138
Accounts payable	2,352	623
Accrued liabilities	283	(298)
Accrued payroll and compensation	2,686	(194)
Deferred revenue	23,592	13,451
Income taxes payable	3,533	(1,189)

Net cash provided by operating activities	39,766	29,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(191,806)	(84,059)
Maturities and sales of investments	44,176	66,688
Purchases of property and equipment	(2,229)	(3,011)

Net cash used in investing activities	(149,859)	(20,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	12,541	996
Offering costs paid in connection with Initial Public Offering	(872)	—
Repurchase of convertible preferred shares	—	(12,768)
Repurchase of common shares	—	(2,995)
Excess tax benefit from employee stock option plans	3,652	—

Net cash provided by (used in) financing activities	15,321	(14,767)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,251)	504

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,023)	(4,752)

CASH AND CASH EQUIVALENTS—Beginning of period	212,458	56,571

CASH AND CASH EQUIVALENTS—End of period	$116,435	$51,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,228	$3,491

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$232	$77

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and Unified Threat Management (UTM) network security solutions to enterprises, service providers and government entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, antivirus, intrusion prevention, web filtering, antispam and WAN acceleration.

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and June 28, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and June 28, 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2010 and June 28, 2009 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim period presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Until the second quarter of fiscal 2009, we had a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our second quarter of fiscal 2009 ended on June 28, 2009. The second quarters of 2010 and 2009 were both comprised of 91 days. The six months ended June 30, 2010 and June 28, 2009 were comprised of 181 days and 182 days, respectively.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three and six months ended June 30, 2010, no single customer accounted for more than 10% of total net revenue. During the three and six months ended June 28, 2009, one distributor customer accounted for 11% and 13%, respectively, of total net revenue.

At June 30, 2010, no single customer accounted for more than 10% of net accounts receivable. At December 31, 2009, one distributor customer accounted for 15% of net accounts receivable.

Fair Value of Financial Instruments—Accounting Standards Codification (ASC) 825 (formerly referred to as Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the condensed consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payable.

Comprehensive Income—ASC 220 (formerly referred to as SFAS No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses are included in comprehensive income in stockholders’ equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction gains (losses) of $0.1 million and $(0.3) million, are included in other income (expense), net for the three months ended June 30, 2010 and June 28, 2009, respectively. Foreign currency transaction gains (losses) of $(0.2) million and $0.2 million, are included in other income (expense), net for the six months ended June 30, 2010 and June 28, 2009, respectively.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Deferred Cost of Revenues—Deferred cost of revenues represent the unamortized cost of products associated with ratable product and services revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenue associated with deferred revenue expected to be recognized within the next twelve months is classified as a current asset and deferred cost of revenue associated with deferred revenue not expected to be recognized within the next twelve months is classified as a non-current asset.

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

Stock-Based Compensation—We apply ASC 718 (formerly referred to as SFAS No. 123R) to our stock option grants, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist (typically due to a lack of VSOE on the subscription and support services for that specific arrangement), revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

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

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and reserves for sales returns and allowances. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the reserves for sales returns and allowances, we analyze historical experience of actual rebates and returns as well as current product return information.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

	For The 6 Months Ended And As Of June 30, 2010	For The Year Ended And As Of December 31, 2009
Accrued warranty balance-beginning of the period	2,257	2,882
Warranty costs incurred	(639)	(1,502)
Provision for warranty	326	1,169
Adjustments to previous estimates	59	(292)

Accrued warranty balance-end of the period	2,003	2,257

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Yen. We use foreign exchange forward contracts to partially mitigate the impact of fluctuations in foreign currency rates on certain balance sheet accounts, and occasionally to hedge future forecasted expenses. We do not use these contracts for speculative or trading purposes. These contracts typically have maturities between one and three months, and we record gains and losses from these instruments in other income (expense), net. Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. We recognized other income (expense), net of $0.1 million and $(0.3) million in the three months ended June 30, 2010 and June 28, 2009, respectively, and $(0.2) million and $0.2 million in the six months ended June 30, 2010 and June 28, 2009, respectively, due to foreign currency transaction gains (losses).

To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted expenses denominated in EUR. Changes in the fair value of forward exchange contracts related to balance sheet accounts are recorded as other income (expense), net in the condensed consolidated statement of operations. The derivative instruments generally have maturities of 90 days. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the EUR, GBP, CAD or Yen could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge operating expenses and balance sheet accounts as of June 30, 2010 was (in 000’s):

	Buy/Sell	Notional
To hedge operating expenses:
Currency
EUR	Buy	2,500

To hedge balance sheet accounts:
Currency
EUR	Buy	8,077
GBP	Buy	3,814
CAD	Buy	1,040

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for us beginning in the first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of 2011. We do not expect the adoption to have a material impact on our financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2009, the Emerging Issues Task Force (EITF) reached a consensus on ASC 605-25 (formerly referred to as (EITF) 08-1, Revenue Arrangements with Multiple Deliverables). ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•	The delivered items have value to the customer on a stand-alone basis.

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

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables. The hierarchy establishes that the method for determining estimated selling price should be chosen in the following order of priority:

•	VSOE of the selling price;

•	Third-party evidence (TPE) of the selling price - prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and

•	Best estimate of the selling price.

In September 2009, the FASB reached a consensus on ASC 985-605 (formerly referred to as EITF 09-3, Certain Revenue Arrangements That Include Software Elements). Arrangements to sell joint hardware and software products where the software and non-software components function together to deliver the product’s essential functionality will no longer be scoped into software accounting rules, but will be subject to non-software multiple element accounting guidance (ASC 605-25). ASC 985-605 and ASC 605-25 provide a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted. We plan to adopt ASC 985-605 and ASC 605-25 in the first quarter of 2011, and are currently evaluating the impact of adoption on our condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities ($ amounts in 000’s):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	52,209	30	—	52,239
Corporate debt securities	129,538	—	(242)	129,296
Commercial paper	10,991	—	(1)	10,990

Total available-for-sale securities	192,738	30	(243)	192,525

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	2,000	—	(2)	1,998
Corporate debt securities	41,840	35	—	41,875
Commercial paper	3,983	—	—	3,983

Total available-for-sale securities	47,823	35	(2)	47,856

The contractual maturities of our investments are as follows ($ amounts in 000’s):

	June 30, 2010	December 31, 2009
Due within one year	135,912	47,856
Due within one to two years	56,613	—

Total	192,525	47,856

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income in our condensed consolidated statements of operations.

The unrealized losses on our available-for-sale investments in market funds, commercial paper, corporate debt securities and U.S. government debt securities were caused by market value declines as a result of the recent economic environment, as well as fluctuations in market interest rates. Because the decline in market value is attributable to changes in market conditions, not credit quality, and because we do not intend to, and are not likely to be required to, sell those investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired at June 30, 2010.

Realized gains or losses from the sale of available-for-sale securities were not significant for any period presented.

Fair Value Accounting—We adopted ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurement) effective January 1, 2008. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the fair value of our financial assets as of June 30, 2010 and December 31, 2009 using the ASC 820 input categories ($ amounts in 000’s):

	June 30, 2010			December 31, 2009
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Total cash, cash equivalents and available-for-sale securities:
U.S. government and agency securities	52,239	—	52,239	1,998	—	1,998
Corporate debt securities	129,296	129,296	—	41,875	41,875	—
Commercial paper	10,990	—	10,990	3,983	—	3,983
Money market funds	73,722	73,722	—	179,444	179,444	—

Cash equivalents and available-for-sale securities	266,247	203,018	63,229	227,300	221,319	5,981

Cash	42,713			33,014

Total cash, cash equivalents and available-for-sale securities	308,960			260,314

Reported as:
Cash and cash equivalents	116,435			212,458
Short-term investments	135,912			47,856
Long-term investments	56,613			—

Total cash, cash equivalents and available-for-sale securities	308,960			260,314

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of June 30, 2010 and December 31, 2009.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	June 30, 2010	December 31, 2009
Raw materials	3,304	1,904
Finished goods	8,817	8,745

Inventory	12,121	10,649

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000’s):

	June 30, 2010	December 31, 2009
Evaluation units	9,887	8,449
Computer equipment and software	8,887	8,827
Furniture and fixtures	1,258	1,191
Leasehold improvements and tooling	4,155	4,134

Total property and equipment	24,187	22,601
Less: accumulated depreciation and amortization	(17,450)	(16,214)

Property and equipment—net	6,737	6,387

Depreciation expense was $1.5 million and $1.2 million during the three months ended June 30, 2010 and June 28, 2009, respectively. Depreciation expense was $2.8 million and $2.4 million during the six months ended June 30, 2010 and June 28, 2009, respectively.

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

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior to and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the convertible preferred shares were considered to be participating securities. Under the two-class method of computing earnings per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current period earnings that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

Net income per share information for the quarter and six months ended June 28, 2009 gives effect to the repurchase of convertible preferred shares (Note 8). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of earnings per share. As a result, the premium paid is subtracted to derive net income attributable to common stockholders in determining earnings per share.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Numerator:
Net income	6,869	4,576	11,087	8,350
Premium paid on repurchase of convertible preferred shares	—	(4,035)	—	(9,266)
Income allocated to participating securities	—	(541)	—	—

Net income (loss) attributable to common stockholders - basic and diluted	6,869	—	11,087	(916)

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	68,495	20,574	67,842	20,767

Diluted shares:
Weighted-average common shares outstanding - basic	68,495	20,574	67,842	20,767
Effect of potentially dilutive securities:
Employee stock options	7,057	5,968	7,505	—
Warrants to purchase common stock	85	14	86	—
Convertible preferred stock	—	37,476	—	—

Weighted-average shares used to compute diluted net income (loss) per share	75,637	64,032	75,433	20,767

Net income (loss) per share attributable to common stockholders:
Basic	0.10	—	0.16	(0.04)

Diluted	0.09	—	0.15	(0.04)

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends.

The following outstanding options, warrants and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Options to purchase common stock	1,394	9,799	1,060	9,299
Convertible preferred stock (on an if-converted to common stock basis)	—	37,476	—	37,476

Total	1,394	47,275	1,060	46,775

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. DEFERRED REVENUES

Deferred revenues consisted of the following ($ amounts in 000’s):

	June 30, 2010	December 31, 2009
Product	5,480	4,141
Services	190,571	168,314
Ratable products and services	29,470	29,475

Total deferred revenues	225,521	201,930

Reported As:
Current	154,271	140,537
Non-current	71,250	61,393

Total deferred revenues	225,521	201,930

7. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $1.8 million and $1.5 million for the three months ended June 30, 2010 and June 28, 2009, respectively, and $3.5 million and $2.9 million for the six months ended June 30, 2010 and June 28, 2009, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro in January 2006 (see Litigation section below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of June 30, 2010 are as follows ($ amounts in 000’s):

	Rental Payment	Royalty (1)
Fiscal Years:
2010 (remainder)	5,242	500
2011	5,634	1,000
2012	4,426	1,000
2013	3,614	1,000
2014	1,775	500
Thereafter	1,451	500

Total	22,142	4,500

(1)	Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” The $500,000 listed in the chart above as the “2010 (remainder)” represent the minimum royalties, pursuant to the settlement and license agreement, for the third and fourth quarters of fiscal 2010. We have accrued $3.0 million as of June 30, 2010 related to amounts under the settlement and license agreement which have not been paid pursuant to the dispute.

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2010, we had $20.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation—The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in “Part II: Item 1 - Legal Proceedings” of this Quarterly Report on Form 10-Q. Although no assurance may be given, we believe that we are not presently a party to any litigation the outcome of which will individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

8. STOCKHOLDERS’ EQUITY

Common Shares Reserved for Issuance—At June 30, 2010, we had reserved shares of common stock for issuance as follows (in 000’s):

Reserved under stock option plans	22,600
Warrants to purchase common stock	141

Total	22,741

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

2008 Stock Plan—On January 28, 2008, our board of directors approved the 2008 Stock Plan (the “2008 Plan”) and French Sub-Plan, which includes both incentive and non-statutory stock options. The maximum aggregate number of shares which may be subject to options and sold under the 2008 Plan and the French Sub-Plan is 5,000,000 shares, plus any shares that, as of the date of stockholder approval of the 2008 Plan, have been reserved but not issued under the 2000 Plan or shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full or that are forfeited to or repurchased by us.

Under the 2008 Plan and the French Sub-Plan, we may grant options to employees, directors and other service providers. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2009 Equity Incentive Plan—On November 17, 2009, our board of directors approved the 2009 Equity Incentive Plan (the “2009 Plan”) and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the Amended and Restated 2000 Stock Plan that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with the 2011 fiscal year, in an amount equal to the lesser of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors.

Under the 2009 Plan and the French Sub-Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years, and options generally vest over four years.

Stock-based compensation under ASC 718—We apply ASC 718 to our stock option grants, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. We determined weighted-average valuation assumptions as follows:

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

Expected Volatility—The computation of expected volatility for the periods presented includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data as we did not have sufficient trading history to calculate it directly.

Fair Value of Common Stock—The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our board of directors. Because there was no public market for our common stock, prior to our initial public offering in November 2009, our board determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, our sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of our capital stock and trends in the broader network security and computer networking market.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Volatility (%)	37.6	50.1	37.6 - 40.5	50.1 - 51.8
Dividend rate (%)	—	—	—	—
Risk-free interest rate (%)	2.3	1.6	2.3 - 2.4	1.3 - 1.6
Expected term in years	4.6	4.6	4.6	4.6

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Cost of product revenue	26	27	50	51
Cost of services revenue	234	172	442	296
Research and development	587	498	1,141	876
Sales and marketing	897	692	1,763	1,336
General and administrative	520	404	1,016	784

	2,264	1,793	4,412	3,343

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000’s, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2009	9,049	17,205	5.05
Granted	(1,521)	1,521	16.90
Forfeited	464	(464)	9.02
Exercised (aggregate intrinsic value of $48,021)	—	(3,654)	3.43

Balance—June 30, 2010	7,992	14,608	6.57

Options vested and expected to vest—June 30, 2010		14,236	6.45	4.97	142,797
Options exercisable—June 30, 2010		8,551	4.13	4.48	105,219

At June 30, 2010, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $21.1 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.53 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $1.7 million and $2.0 million for the three months ended June 30, 2010 and June 28, 2009, respectively. The total fair value of awards vested under our stock plans was $5.0 million and $2.9 million for the six months ended June 30, 2010 and June 28, 2009, respectively. The weighted-average fair value of options granted during the second quarter of 2010 was $5.99 per share, and during the six months ended June 30, 2010 was $6.24 per share.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Non-employees—During the three months ended June 30, 2010 and June 28, 2009, no options were granted to non-employees in exchange for services. During the six months ended June 30, 2010, we issued options to purchase 9,400 shares of common stock, at an exercise price of $16.86 per share, to non-employees in exchange for services. No options were granted to non-employees in exchange for services during the six months ended June 28, 2009. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Volatility (%)	37.6	50.1	37.6 - 40.5	50.1 - 51.8
Dividend rate (%)	—	—	—	—
Risk-free interest rate (%)	2.31	1.59	2.3 - 2.4	1.3 - 1.6
Expected term in years	4.82 - 6.50	3.58 - 7.25	4.82 - 6.75	3.58 - 7.49

10. INCOME TAXES

The effective tax rate was 33.1% for the three months ended June 30, 2010, compared to an effective tax rate of 12.5% for the three months ended June 28, 2009. The effective tax rate was 34.7% for the six months ended June 30, 2010, compared to an effective tax rate of 13.6% for the six months ended June 28, 2009. The provision for income taxes for the quarter and six months ended June 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the quarter and six months ended June 28, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax.

As of June 30, 2010 and December 31, 2009, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $3.4 million for both periods. There were no significant changes in the unrecognized tax benefits for this period. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and six months ended June 30, 2010 and June 28, 2009, interest and penalties related to unrecognized tax benefits were immaterial. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

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

12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the three and six months ended June 28, 2009, we paid compensation of $41,000 and $85,000, respectively, to two employees who are directly related to a former board member. This individual ceased being a board member as of October 2009.

In February 2008, we entered into a 23-month non-cancelable facility lease agreement, determined to be an arms’ length transaction, with an entity affiliated with one of our former board members. Under the terms of the agreement, in 2008, we paid approximately $284,000 for tenant improvements and $316,000 for a refundable deposit. For the three and six months ended June 28, 2009 we paid $249,000 and $499,000, respectively, for office rent and operating expenses. The lease expired on December 31, 2009.

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000’s):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Americas	28,890	22,597	52,707	41,732
Europe, Middle East and Africa (EMEA)	29,482	23,003	56,556	43,785
Asia Pacific and Japan (APAC)	17,959	15,745	36,863	30,022

Total revenue	76,331	61,345	146,126	115,539

	Three Months Ended		Six Months Ended
Interest Income	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Americas	398	522	661	1,227
EMEA	1	14	5	22
APAC	—	(1)	1	—

Total interest income	399	535	667	1,249

Property and Equipment			June 30, 2010	December 31, 2009
Americas			5,361	4,988
EMEA			471	504
APAC			905	895

Total property and equipment—net			6,737	6,387

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the significance of stock compensation as an expense;

•	regarding the proportion of our revenue that consists of our service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	regarding the percentage of our revenue attributable to ratable product and services revenue;

•	regarding our royalty payments to Trend Micro;

•	regarding trends in our costs of revenues, services gross margin and overall gross margin;

•	regarding trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	regarding the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	regarding the impact of inflation and foreign currency exchange rates;

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

Business Overview

We are a leading provider of network security appliances and a market leader in Unified Threat Management (“UTM”) network security solutions. We provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of June 30, 2010, we had shipped over 575,000 appliances to more than 5,000 channel partners and to more than 100,000 end-customers worldwide, including a majority of the 2009 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. On an annual basis for each of the last three fiscal years, sales of FortiGate products have generally been balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with normal variances from quarter to quarter. For example, in the second quarter of 2010 the percentage of our FortiGate related billings from the high-end category was 35% versus 30% in the second quarter of 2009, while the entry-level category decreased from 39% to 35% over the same period, and the mid-range category remained flat. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web-based traffic and databases, and employee computers or handheld devices. During the quarter, we introduced new technology that extended or enhanced our FortiGate, FortiWeb, FortiManager, FortiAnalyzer and FortiScan appliance families.

We are a global, geographically diversified business, with more than 60% of our total revenue generated outside of the Americas region. For the three months ended June 30, 2010, $28.9 million, or 38%, of our total revenue was generated from the Americas, representing an increase of 28% over the same period of the prior year. EMEA generated $29.5 million, or 39%, of our total revenue during the three months ended June 30, 2010, representing an increase of 28% over the same period of the prior year. APAC generated $18.0 million, or 23%, of our total revenue during the three months ended June 30, 2010, representing an increase of 14% compared to the same period of the prior year. We sell globally in U.S. dollars, while our international expenses are denominated in local currencies.

Billings is a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue (further described below), was $90.3 million, an increase of 31% compared to the second quarter of 2009. We saw an increase in the number of deals involving sales that were greater than $100,000 and a substantial increase in the number of deals greater than $500,000 compared to the same quarter in the prior year. We believe that significant factors driving this increase relate to greater visibility, improved branding and transparency from being a public company, which enabled us to further penetrate the enterprise and service provider markets.

Total revenue was $76.3 million for the three months ended June 30, 2010, an increase of 24% compared to the same period in the prior year. Product revenue was $31.0 million, an increase of 27% compared to the three months ended June 28, 2009. A factor in the product revenue growth was the introduction of new products over the past year. Services revenue was $41.0 million, an increase of 22% compared to the three months ended June 28, 2009. Services revenue provides a source of recurring revenue for us, representing 54% and 55% of total revenue for the three months ended June 30, 2010 and June 28, 2009, respectively, and is important to our future revenue and profitability. Ratable product and services revenue was $4.3 million, an increase of 27% compared to the three months ended June 28, 2009.

Our total operating expenses were $46.4 million for the three months ended June 30, 2010, an increase of 18% compared to the same period in the prior year. Specifically, the 24% increase in revenues over the 14% increase in sales and marketing expense from the same period in the prior year demonstrates the leverage that we are achieving from the investment in our sales force during prior quarters. Although we expect to continue to realize efficiency gains in sales and marketing expense, any additional leverage we realize will be at a decreasing rate. We are also seeing efficiencies in our overall headcount as our annualized second quarter of 2010 revenue per employee, defined as quarterly revenue, annualized and divided by average headcount, has reached $241,000, up from $215,000 for the second quarter of 2009.

Our Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front but defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer), although, it could be longer as we are experiencing growth in sales of multi-year support and subscription contracts. As a result, our sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $14.0 million from $211.5 million at March 31, 2010 to $225.5 million at June 30, 2010. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the second quarter of 2010 with $309.0 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	June 30, 2010	June 28, 2009
	($ amounts in 000’s)
Revenue	76,331	61,345
Gross margin	74%	72%
Operating income(1)	9,780	4,975
Operating margin	13%	8%
Total deferred revenue	225,521	185,069
Increase in total deferred revenue	13,984	7,458
Cash, cash equivalents and investments	308,960	136,422
Cash flow from operations	17,950	14,322
Free cash flow(2)	16,735	13,936
(1) Includes:
Stock-based compensation expense	2,264	1,793
Non-cash asset acquisition related write-offs	—	631
(2) Free cash flow is a non-GAAP financial measure, which we define as cash flow from operations minus capital expenditures, as further described below.

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

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services, consistent with our billings for the period. Monitoring cash flow from operations enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $18.0 million in the second quarter of 2010 and $14.3 million in the second quarter of 2009. In the second quarter of 2010, free cash flow (a non-GAAP measure, described in the “Non-GAAP Financial Measures” below) was $16.7 million, compared to $13.9 million in the second quarter of 2009.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and operating margin, non-GAAP operating expenses, non-GAAP net income and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge, and non-cash asset acquisition related write-offs. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and non-cash asset acquisition related write-offs. The non-cash asset acquisition related write-offs that we exclude from GAAP financial measures are expenses for intangible assets that have no future value, but these expenses do not include amortization related to the intangible assets that provide an ongoing benefit to our recurring operations. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense. Non-GAAP net income is net income plus stock-based compensation expense and non-cash asset acquisition related write-offs, less the related tax effects. Free cash flow, an alternative non-GAAP measure of liquidity, is defined as net cash provided by operating activities less capital expenditures.

We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and asset acquisition related write-offs. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ compensation that reflects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our condensed consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for the second fiscal quarters of 2010 and 2009. For the second quarter of 2010, both GAAP and non-GAAP results below include approximately $0.6 million of payroll tax expense resulting from the exercise of employee stock options during the quarter. We did not exclude this amount from our GAAP results. Payroll tax expense associated with stock option exercises during the second quarter of 2009 was immaterial.

	Three Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000’s)
Total revenue	76,331		61,345

GAAP gross profit and margin	56,166	73.6	44,366	72.3
Stock-based compensation expense	260	0.3	199	0.3
Non-cash asset acquisition related write-offs	—	—	631	1.0

Non-GAAP gross profit and margin	56,426	73.9	45,196	73.6

GAAP income from operations and margin	9,780	12.8	4,975	8.1
Stock-based compensation expense:
Cost of revenue	260	0.3	199	0.3
Research and development	587	0.8	498	0.8
Sales and marketing	897	1.2	692	1.1
General and administrative	520	0.7	404	0.7

Total stock-based compensation	2,264	3.0	1,793	2.9
Non-cash asset acquisition related write-offs	—	—	631	1.0

Non-GAAP income from operations and margin	12,044	15.8	7,399	12.0

	Three Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	12,676	16.6	10,534	17.2
Stock-based compensation	587	0.8	498	0.8

Non-GAAP research and development expenses	12,089	15.8	10,036	16.4

Sales and marketing expenses:
GAAP sales and marketing expenses	27,777	36.4	24,341	39.7
Stock-based compensation	897	1.2	692	1.1

Non-GAAP sales and marketing expenses	26,880	35.2	23,649	38.6

General and administrative expenses:
GAAP general and administrative expenses	5,933	7.8	4,516	7.4
Stock-based compensation	520	0.7	404	0.7

Non-GAAP general and administrative expenses	5,413	7.1	4,112	6.7

Total operating expenses:
GAAP operating expenses	46,386	60.8	39,391	64.2
Stock-based compensation	2,004	2.7	1,594	2.6

Non-GAAP operating expenses	44,382	58.1	37,797	61.6

	Three Months Ended
	June 30, 2010	June 28, 2009
	($ amounts in 000’s)
Net Income:
GAAP net income	6,869	4,576
Stock-based compensation expense(1)	2,264	1,793
Non-cash asset acquisition related write-offs(1)	—	631
Provision for income taxes(2)	3,397	652

Non-GAAP income before provision for income taxes	12,530	7,652
Tax effects related to non-GAAP adjustments(3)	(4,386)	(1,002)

Non-GAAP net income	8,144	6,650

Income Per Share:
Non-GAAP net income	8,144	6,650

Non-GAAP net income per share - diluted	0.11	0.10

Shares used in per share calculation - diluted	75,637	64,032

(1)	Stock-based compensation expense and non-cash asset acquisition related write-offs are added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.
(3)	We used a 35% effective tax rate to calculate non-GAAP net income for the second quarter of 2010. We believe the 35% effective tax rate is a reasonable estimate of a long-term normalized tax rate under our global operating structure. Our effective tax rate for the second quarter of 2009 was 13% which reflects only our foreign tax provision as our US operations had net operating losses to offset any taxable income.

	Three Months Ended
	June 30, 2010	June 28, 2009
	($ amounts in 000’s)
Cash Flow:
Net cash provided by operating activities	17,950	14,322
Less purchases of property and equipment	(1,215)	(386)

Free cash flow (Non-GAAP)	16,735	13,936

Net cash used in investing activities(*)	(88,887)	(5,314)

Net cash provided by (used in) financing activities	14,012	(7,448)

(*)	Includes purchases of property and equipment

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. We recognize our revenue in accordance with the guidance in ASC 985-605-25 (formerly referred to as SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) which is discussed in further detail in “Critical Accounting Policies and Estimates - Revenue Recognition” below. According to ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is probable.

Our total revenue is comprised of the following:

•

Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP and FortiScan appliances, and our FortiClient and virtual domain, or VDOM, software. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor and, for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “Quarterly Results of Operations” but generally may remain at comparable levels or decline modestly, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•

Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although, it could be longer as we are experiencing growth in the sales of multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as service is provided. As a percentage of total revenue, although we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts, our services revenue growth rate depends significantly on our billings growth rate, as well as the growth of our customer base.

•

Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be segregated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the life of the service performance period. See “Critical Accounting Policies and Estimates - Revenue Recognition.” In fiscal 2009 and the first six months of fiscal 2010, ratable product and service revenue represented approximately six percent of total revenue and we do not expect this percentage to change significantly in the near future.

Cost of revenue

Our total cost of revenue is comprised of the following:

•

Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 1 - Legal Proceedings.” For fiscal 2008 and fiscal 2009, this royalty represented approximately one percent of total revenue and we do not expect this percentage to increase substantially in the foreseeable future.

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

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. Our services gross margins have increased from the second quarter of fiscal 2007 through the fourth quarter of fiscal 2008 and we have generally maintained services gross margins at those levels in fiscal 2009 and the first two quarters of fiscal 2010. We do not, however, expect these margins to increase, in a meaningful way, in the future as we continue to invest in our support infrastructure.

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

•

Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs. Additional sales and marketing expenses include stock-based compensation, promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to increase our presence in new geographic markets and enterprise verticals, add new customers and increase penetration within our existing customer base. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense.

•

General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, defend our intellectual property, and incur significant additional costs for the compliance requirements of operating as a public company, including the costs associated with SEC reporting, Sarbanes-Oxley Act compliance and insurance.

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

Provision for income taxes. Our income tax provision is based on our worldwide estimated annualized effective tax rate. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Our effective tax rates differ from the statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits (when applicable), withholding tax, and nondeductible compensation.

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

We believe the accounting policies and estimates discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Results of Operations

Three Months Ended June 30, 2010 and June 28, 2009

Revenue

	Three Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000’s)
Revenue:
Product	31,037	40.6	24,451	39.9	6,586	26.9
Services	40,964	53.7	33,473	54.6	7,491	22.4
Ratable product and services	4,330	5.7	3,421	5.5	909	26.6

Total revenue	76,331	100.0	61,345	100.0	14,986	24.4

Revenue by Geography:
Americas	28,890	37.8	22,597	36.9	6,293	27.8
EMEA	29,482	38.8	23,003	37.4	6,479	28.2
APAC	17,959	23.4	15,745	25.7	2,214	14.1

Total revenue	76,331	100.0	61,345	100.0	14,986	24.4

Total revenue increased $15.0 million, or 24.4%, in the second quarter of 2010 as compared to the second quarter of 2009. The Americas and EMEA regions contributed the largest portion of this growth. Product revenue increased $6.6 million, or 26.9%, compared to the second quarter of 2009. The increase in product revenue was primarily driven by higher product sales volume and a greater mix of our high-end products due to increased sales to enterprise and service provider customers. Services revenue increased $7.5 million, or 22.4%, in the second quarter of 2010 compared to the second quarter of 2009 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, due to a decrease in the average contractual term of support contracts related to these arrangements.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	11,822	10,316	1,506	14.6
Services	6,818	5,357	1,461	27.3
Ratable product and services	1,525	1,306	219	16.8

Total cost of revenue	20,165	16,979	3,186	18.8

Gross margin:
Product	61.9%	57.8%	4.1%
Services	83.4	84.0	(0.6)
Ratable product and services	64.8	61.8	3.0
Total gross margin	73.6	72.3	1.3

Total gross margin increased 1.3 percentage points in the second quarter of 2010 primarily due to improved product margins. Product gross margin increased 4.1 percentage points in the second quarter of 2010 compared to 2009 primarily due to flat warranty-related costs and the absence of asset acquisition related write-offs compared to a $0.6 million write-off in the second quarter of 2009. The 0.6 percentage point decrease in services gross margin was primarily due to investments in our Americas support, professional services and FortiGuard global security research organizations. Services cost increased by $1.5 million primarily due to $0.9 million of higher cash-based personnel costs. Travel, depreciation, and occupancy-related costs increased a combined $0.5 million and stock-based compensation increased $0.1 million. Ratable product and services gross margin increased 3.0% due to lower indirect product costs, such as manufacturing overhead and royalty related costs.

Operating Expenses

	Three Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000’s)
Operating expenses:
Research and development	12,676	16.6	10,534	17.2	2,142	20.3
Sales and marketing	27,777	36.4	24,341	39.7	3,436	14.1
General and administrative	5,933	7.8	4,516	7.4	1,417	31.4

Total operating expenses	46,386	60.8	39,391	64.3	6,995	17.8

Research and development expense

Research and development expense increased $2.1 million, or 20.3%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase of $1.6 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Occupancy-related costs increased $0.7 million due to expansion into a new office facility, partially offset by a $0.2 million decrease in expensed computer supplies. An 11% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $3.4 million, or 14.1%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased cash-based personnel costs of $3.3 million based on increased headcount, a $0.3 million increase in travel expense and a $0.2 million increase in stock-based compensation expense. These increases were offset by $0.4 million of lower marketing related expenses as a result of continued focus around expense control. As a percentage of revenue, sales and marketing expenses decreased 3.0 percentage points due to the leverage we are achieving from the investment in our sales force during prior quarters, as evidenced by our revenue growth of 24.4% outpacing our sales and marketing expenses growth of 14.1%.

General and administrative expense

In the second quarter of 2010, general and administrative expense increased $1.4 million, or 31.4%, compared to the second quarter of 2009. The increase was primarily due to a $1.0 million increase in legal expenses to support various patent litigation matters, increased cash-based personnel costs of $0.3 million, and a $0.1 million increase in stock-based compensation.

Interest income and other income (expense), net

	Three Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Interest income	399	535	(136)	(25.4)
Other income (expense), net	87	(282)	369	(130.9)

The $0.1 million decrease in interest income in the second quarter of 2010 compared to the second quarter of 2009 was due to lower interest rates, despite higher balances of cash, cash equivalents and investments. The change in other income (expense), net for the second quarter of 2010 when compared to the second quarter of 2009 was the result of a foreign exchange loss in 2009.

Provision for income taxes

	Three Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Provision for income taxes	3,397	652	2,745	421.0
Effective tax rate (%)	33.1	12.5		*

*	not meaningful

The effective tax rate was 33.1% for the quarter ended June 30, 2010, compared with an effective tax rate of 12.5% for the quarter ended June 28, 2009. The provision for income taxes for June 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the quarter ended June 28, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax. The increase in the effective tax rate for the quarter ended June 30, 2010, compared with the same period in the prior year, is attributable primarily to the use of net operating loss carryforwards to reduce our tax rate in 2009, prior to releasing our valuation allowance at the end of fiscal 2009.

Six Months Ended June 30, 2010 and June 28, 2009

Revenue

	Six Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000’s)
Revenue:
Product	58,147	39.8	43,777	37.9	14,370	32.8
Services	79,589	54.5	65,046	56.3	14,543	22.4
Ratable product and services	8,390	5.7	6,716	5.8	1,674	24.9

Total revenue	146,126	100.0	115,539	100.0	30,587	26.5

Revenue by Geography:
Americas	52,707	36.1	41,732	36.1	10,975	26.3
EMEA	56,556	38.7	43,785	37.9	12,771	29.2
APAC	36,863	25.2	30,022	26.0	6,841	22.8

Total revenue	146,126	100.0	115,539	100.0	30,587	26.5

Total revenue increased $30.6 million, or 26.5%, in the six months ended June 30, 2010 compared to the six months ended June 28, 2009, with all three regions, led by EMEA, contributing to our growth. Product revenue increased $14.4 million, or 32.8%, compared to the six months ended June 28, 2009. The increase in product revenue was primarily driven by higher product sales volume across all regions with a greater mix of our high-end product line. Services revenue increased $14.5 million, or 22.4%, in the six months ended June 30, 2010 compared to the six months ended June 28, 2009 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, due to a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably over the performance period.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	23,136	18,621	4,515	24.2
Services	13,286	10,405	2,881	27.7
Ratable product and services	3,118	2,607	511	19.6

Total cost of revenue	39,540	31,633	7,907	25.0

Gross margin:
Product	60.2%	57.5%	2.7%
Services	83.3	84.0	(0.7)
Ratable product and services	62.8	61.2	1.6
Total gross margin	72.9	72.6	0.3

Total gross margin did not change significantly when comparing the six months ended June 30, 2010 to the six months ended June 28, 2009. Product gross margin increased 2.7 percentage points in the six months ended June 30, 2010 compared to the six months ended June 28, 2009 primarily due to flat warranty-related costs and the absence of asset acquisition related write-offs compared to a $0.6 million write-off in the first six months of 2009. The 0.7 percentage point decrease in services gross margin was primarily due to investments in our Americas support, professional services and FortiGuard global security research organizations. Services cost increased by $2.9 million primarily due to $1.6 million of higher cash-based personnel costs. Travel, depreciation and other expenses increased a combined $0.8 million. In addition, occupancy-related costs increased $0.4 million and stock-based compensation increased $0.1 million. Ratable product and services gross margin increased 1.6% as a result of lower indirect product costs, such as manufacturing overhead.

Operating Expenses

	Six Months Ended
	June 30, 2010		June 28, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000’s)
Operating expenses:
Research and development	24,610	16.8	20,410	17.7	4,200	20.6
Sales and marketing	54,500	37.3	46,104	39.9	8,396	18.2
General and administrative	10,992	7.5	9,188	8.0	1,804	19.6

Total operating expenses	90,102	61.7	75,702	65.5	14,400	19.0

Research and development expense

Research and development expense increased $4.2 million, or 20.6%, in the six months ended June 30, 2010 compared to the six months ended June 28, 2009, primarily due to an increase of $3.2 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products, higher occupancy-related costs of $1.0 million, due to office expansion, and an increase of $0.3 million in stock-based compensation expense. These increases were partially offset by a $0.3 million decrease in expensed computer supplies. A 14% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $8.4 million, or 18.2%, in the six months ended June 30, 2010 compared to the six months ended June 28, 2009 primarily due to increased cash-based personnel costs of $7.4 million based on increased headcount, a $0.6 million increase in travel and a $0.4 million increase in stock-based compensation expense. As a percentage of revenue, sales and marketing expenses decreased 2.6 percentage points due to the leverage we are achieving from the investment in our sales force during prior quarters, as evidenced by our revenue growth of 26.5% exceeding our sales and marketing expenses growth of 18.2%.

General and administrative expense

In the six months ended June 30, 2010, general and administrative expense increased $1.8 million, or 19.6%, compared to the six months ended June 28, 2009. The increase was primarily due to a $1.0 million increase in legal expenses to support various patent litigation matters, increased cash-based personnel costs of $0.6 million, and a $0.2 million increase in stock-based compensation.

Interest income and other income (expense), net

	Six Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Interest income	667	1,249	(582)	(46.6)
Other income (expense), net	(163)	212	(375)	(176.9)

The $0.6 million decrease in interest income in the six months ended June 30, 2010 compared to the six months ended June 28, 2009 was due to lower interest rates, despite higher balances of cash, cash equivalents and investments. The change in other income (expense), net for the six months ended June 30, 2010 when compared to the six months ended June 28, 2009 was the result of a foreign exchange gain in 2009.

Provision for income taxes

	Six Months Ended
	June 30, 2010	June 28, 2009	$ Change	% Change
	($ amounts in 000’s)
Provision for income taxes	5,901	1,315	4,586	348.7
Effective tax rate (%)	34.7	13.6		*

*	not meaningful

The effective tax rate was 34.7% for the six months ended June 30, 2010, compared with an effective tax rate of 13.6% for the six months ended June 28, 2009. The provision for income taxes for the six months ended June 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the six months ended June 28, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax. The increase in the effective tax rate for the six months ended June 30, 2010, compared with the same period in the prior year, is attributable to the use of net operating loss carryforwards to reduce our tax rate in 2009, prior to releasing our valuation allowance at the end of fiscal 2009.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	($ amounts in 000’s)
Cash and cash equivalents	116,435	212,458
Investments	192,525	47,856

Total cash, cash equivalents and investments	308,960	260,314

Working capital	148,285	161,652

	Six Months Ended
	June 30, 2010	June 28, 2009
	($ amounts in 000’s)
Cash provided by operating activities	39,766	29,893
Cash used in investing activities	(149,859)	(20,382)
Cash provided by (used in) financing activities	15,321	(14,767)
Effect of exchange rates on cash and cash equivalents	(1,251)	504

Net decrease in cash and cash equivalents	(96,023)	(4,752)

At June 30, 2010, our cash, cash equivalents and investments of $309.0 million were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Our operating activities during the six months ended June 30, 2010 provided $39.8 million in cash as a result of net income of $11.1 million, increased by non-cash adjustments of $6.3 million and sources of cash of $32.4 million partially offset by uses of cash of $10.0 million. Non-cash adjustments consist of stock-based compensation of $4.4 million, depreciation and amortization of $2.8 million, and amortization of investment premiums of $2.7 million, offset by an excess tax benefit from employee stock option plans of $3.6 million. Sources of cash were related to a $23.6 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $3.5 million increase in income tax payable and $2.6 million in accounts payable and accrued liabilities, related to timing of payments, and a $2.7 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options. Uses of cash were related to a $5.3 million increase in accounts receivable due to a seven day increase (from 64 to 71 days) in our days sales outstanding and the overall growth of our business, $3.0 million increase in inventory primarily to support our third quarter shipments, and $1.7 million increase in prepaid expenses and other assets.

Our operating activities during the six months ended June 28, 2009 provided $29.9 million in cash as a result of net income of $8.4 million, increased by non-cash adjustments of $7.2 million and sources of cash of $16.7 million partially offset by uses of cash of $2.4 million. Non-cash adjustments consist of stock-based compensation of $3.3 million, depreciation and amortization of $2.8 million, asset acquisition related write-offs of $0.6 million, and amortization of investment premiums of $0.5 million. Sources of cash were related to a $13.5 million increase in deferred revenue, which was attributable primarily to increased sales of our subscription and support services, a $2.5 million decrease in accounts receivable due to a six day decrease (from 70 to 64 days) in our days sales outstanding due to improved collections experience, $0.6 million increase in accounts payable, and a $0.1 million decrease in other assets. Uses of cash were related to a $1.2 million decrease in income tax payable because of the timing of tax-related payments, a $0.5 million decrease in accrued liabilities and accrued payroll and compensation, a $0.4 million increase in deferred inventory costs, and a $0.3 million increase in prepaid expenses and other current assets.

Investing Activities

Our investing activities during the six months ended June 30, 2010 and June 28, 2009 consisted primarily of purchases and sales of investments, and to a lesser extent for capital expenditures. The $149.9 million of cash used by investing activities during the six months ended June 30, 2010 was due to net purchases of investments of $147.6 million and $2.2 million for capital expenditures. The $20.4 million of cash used by investing activities during the six months ended June 28, 2009 was due to $17.4 million in net purchases of investments and $3.0 million of cash used for capital expenditures.

Financing Activities

Our financing activities in the six months ended June 30, 2010 resulted in net cash provided of $15.3 million as a result of receiving proceeds of $12.5 million from the exercise of stock options to purchase our common stock, upon the expiration of lock-up agreements six months following our Initial Public Offering, and an excess tax benefit from employee stock option plans of $3.7 million related to option exercises, all partially offset by $0.9 million of issuance costs paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Our financing activities for the six months ended June 28, 2009 resulted in net cash used of $14.8 million, primarily related to the use of $15.8 million for the repurchase of our preferred and common stock, slightly offset by proceeds of $1.0 million from the exercise of stock options to purchase our common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2010:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	($ amounts in 000’s)
Operating leases (1)	22,142	5,242	13,674	3,226	—
Purchase commitments (2)	20,760	20,760	—	—	—
Royalty commitments (3)	4,500	1,000	3,000	500

Total (4)	47,402	27,002	16,674	3,726	—

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.
(2)	Consists of minimum purchase commitments with independent contract manufacturers.
(3)	Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” We have accrued $3.0 million as of June 30, 2010 related to amounts under the settlement and license agreement which have not been paid pursuant to the dispute.
(4)	No amounts related to ASC 740-10 (FIN 48) are included. As of June 30, 2010, we had approximately $3.4 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates during the three months ended June 30, 2010 and June 28, 2009 would have resulted in a decrease in our interest income of approximately $40,000 and $54,000, respectively. A 10% decrease in interest rates during the six months ended June 30, 2010 and June 28, 2009 would have resulted in a decrease in our interest income of approximately $67,000 and $125,000, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the EUR, GBP, CAD, and Yen. We use foreign exchange forward contracts to partially mitigate the impact of fluctuations in foreign currency rates on certain balance sheet accounts, and occasionally to hedge future forecasted expenses. We do not use these contracts for speculative or trading purposes. These contracts typically have maturities between one and three months, and we record gains and losses from these instruments in other income (expense), net. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. We recognized other income (expense), net of $0.1 million and $(0.2) million in the three and six months ended June 30, 2010, respectively, due to foreign currency transaction gains (losses).

To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted expenses denominated in EUR. Currency forward contracts are generally utilized in these hedging activities. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the EUR, GBP, or CAD could adversely impact our operating expenses in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.	Legal Proceedings

In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. In January 2006, we settled the lawsuit with Trend Micro. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state court denied Trend Micro’s demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro’s motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In July 2010, there was a consolidated hearing presenting the parties’ proposed claim constructions and multiple summary judgment motions. At this time the court has not ruled on the claim constructions and summary judgment motions.

In August 2009, Enhanced Security Research, LLC (“ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. A defendant in another case filed a petition for reexamination of one of ESR’s asserted patents with the U.S. Patent and Trademark Office (“PTO”), and, in November 2009, we filed a petition with the PTO for reexamination of the other asserted patent. In December 2009, we filed a motion to stay the court proceedings pending resolution of the reexamination proceedings. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings.

In September 2009, Deep Nines, Inc. filed, but did not serve us with, a complaint against us in the United States District Court for the Eastern District of Texas alleging that our products infringe certain of their patents. In June 2010, prior to service of process, the Deep Nines case was dismissed without prejudice.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations’ Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the very early stages, and we have yet to answer the NPS complaint.

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

We have incurred net losses in most fiscal years since our inception, including net losses of $21.8 million in fiscal 2007, $5.3 million in fiscal 2006, $14.2 million in fiscal 2005 and $59.0 million in fiscal 2004. As a result, we had an accumulated deficit of $48.9 million at June 30, 2010. Although we were profitable in fiscal 2008, fiscal 2009, and the first six months of fiscal 2010, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from subscription and support services which may decline, and, because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue accounted for 54% and 55% of our total revenue for the second quarters of fiscal 2010 and 2009, respectively, and 54% and 56% of our total revenue for the six months ended June 30, 2010 and June 28, 2009, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During fiscal 2007, 2008, and 2009, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., was our most significant channel partner, accounting for 12% of our total revenue in each of the periods. During the three and six months ended June 30, 2010, no single customer accounted for more than 10% of total net revenue. Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to manage existing sales channels, our business will be seriously harmed.

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

We provide certain of our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, certain distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of June 30, 2010, we estimated that approximately $1.8 million of our products in our distributors’ inventory were subject to price protection. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of our major distributors’ inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. We have experienced turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. A large portion of our employee base is substantially vested in significant stock option grants, and the ability to exercise those options and sell their stock may result in a larger than normal turnover rate. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

In the course of our selling efforts, we typically enter into arrangements that require us to deliver a combination of products and services. We refer to each individual product or service as an “element” of the overall arrangement. These arrangements typically require us to deliver particular elements in a future period. As we discuss further in “Note 1 - Summary of Significant Accounting Policies - Revenue Recognition,” if we are unable to determine the fair value of any undelivered elements, we are required by generally accepted accounting principles, or GAAP, to defer revenue from the entire arrangement rather than just the undelivered elements. If we are required to defer revenue from the entire arrangement for a significant portion of our product sales, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, adversely affecting our results of operations and resulting in a decline in our stock price.

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

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, a majority of our operating expenses were incurred outside the United States, are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts and have recently entered into a cashflow hedge relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by:

•	our earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; or

•

changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement attribute prescribed in ASC 740-10 (formerly referred to as SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48)). In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet’s affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010 the state court denied Trend Micro’s demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro’s motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action. At this stage it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging patent infringement. In July 2010, there was a consolidated hearing presenting the parties’ proposed claim constructions and multiple summary judgment motions. At this time the court has not ruled on the claim constructions and summary judgment motions.

In August 2009, Enhanced Security Research, LLC (“ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. A defendant in another case filed a petition for reexamination of one of ESR’s asserted patents with the U.S. Patent and Trademark Office (“PTO”), and, in November 2009, we filed a petition with the PTO for reexamination of the other asserted patent. In December 2009, we filed a motion to stay the court proceedings pending resolution of the reexamination proceedings. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings.

In September 2009, Deep Nines, Inc. filed, but did not serve us with, a complaint against us in the United States District Court for the Eastern District of Texas alleging that our products infringe certain of their patents. In June 2010, prior to service of process, the Deep Nines case was dismissed without prejudice.

In July 2010, Network Protection Sciences, LLC (“NPS”) a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the very early stages and we have yet to answer the NPS complaint.

If we are unsuccessful in defending against any of Palo Alto Networks’, ESR’s or NPS’s claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. We expect these and other similar rules and regulations to substantially increase our legal and financial compliance costs. In addition there are proposed corporate governance laws and regulations under consideration that may further increase compliance costs if established as law. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, for the fiscal year ending December 31, 2010, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We are in the early stages of the process of evaluating and documenting processes in order to comply with this requirement. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. We have in the past identified material weaknesses and significant deficiencies in our internal control over financial reporting, and, although we believe we have remediated the material weaknesses and significant deficiencies, we cannot assure you that there will not be material weaknesses and significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Certain of our outstanding shares of common stock and common stock underlying vested stock options became available for sale by stockholders upon the expiration of lock-up agreements in May 2010. Although the lock-up expired over two months ago, if stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

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

As of July 30, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 30.3% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Not applicable.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010

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