Form 10-Q
period 2010-09-30
FORTINET INC
filed 2010-11-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34511

FORTINET, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0560389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1090 Kifer Road
Sunnyvale, California	94086
(Address principal executive offices)	(Zip Code)

(408) 235-7700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]    No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[x]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No   [x]

As of October 29, 2010, there were 73,697,694 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

Part I

ITEM 1. Financial Statements

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,139	$212,458
Short-term investments	215,151	47,856
Accounts receivable, net of allowance for doubtful accounts of $303 and $367 at September 30, 2010 and December 31, 2009, respectively	59,562	54,551
Inventory—Net	11,284	10,649
Deferred tax asset	9,876	9,652
Prepaid expenses and other current assets	5,705	3,100
Deferred cost of revenues	3,888	3,951
Total current assets	382,605	342,217
PROPERTY AND EQUIPMENT—Net	6,797	6,387
DEFERRED COST OF REVENUES	6,081	5,743
DEFERRED TAX ASSET—Non-current	31,671	31,671
LONG-TERM INVESTMENTS	60,054	—
OTHER ASSETS	1,239	1,195
TOTAL ASSETS	$488,447	$387,213

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,766	$10,987
Accrued liabilities	15,638	15,050
Accrued payroll and compensation	18,398	13,991
Deferred revenue	158,430	140,537
Total current liabilities	202,232	180,565
DEFERRED REVENUE—Non-current	76,820	61,393
OTHER NON-CURRENT LIABILITIES	2,944	2,803
Total liabilities	281,996	244,761
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 73,858 and 67,517 shares issued and 73,154 and 66,813 shares outstanding at September 30, 2010 and December 31, 2009, respectively	74	67
Additional paid-in-capital	242,165	204,268
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	2,075	1,084
Accumulated deficit	(34,868)	(59,972)
Total stockholders' equity	206,451	142,452
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$488,447	$387,213

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUE:
Product	$35,913	$25,550	$94,060	$69,327
Services	44,527	36,712	124,116	101,758
Ratable product and services	4,531	3,602	12,921	10,318
Total revenue	84,971	65,864	231,097	181,403
COST OF REVENUE:
Product	13,263	10,428	36,399	29,049
Services	6,565	5,550	19,851	15,955
Ratable product and services	1,615	1,455	4,733	4,062
Total cost of revenue	21,443	17,433	60,983	49,066
GROSS PROFIT:
Product	22,650	15,122	57,661	40,278
Services	37,962	31,162	104,265	85,803
Ratable product and services	2,916	2,147	8,188	6,256
Total gross profit	63,528	48,431	170,114	132,337
OPERATING EXPENSES:
Research and development	12,389	10,797	36,999	31,207
Sales and marketing	26,987	23,468	81,487	69,572
General and administrative	5,993	4,490	16,985	13,678
Total operating expenses	45,369	38,755	135,471	114,457
OPERATING INCOME	18,159	9,676	34,643	17,880
INTEREST INCOME	514	428	1,181	1,677
OTHER INCOME (EXPENSE)—Net	(402)	(64)	(565)	148
INCOME BEFORE INCOME TAXES	18,271	10,040	35,259	19,705
PROVISION FOR INCOME TAXES	4,254	2,151	10,155	3,466
NET INCOME	$14,017	$7,889	$25,104	$16,239
Net income per share attributable to common stockholders (Note 5):
Basic	$0.20	$0.11	$0.36	$0.04
Diluted	$0.18	$0.10	$0.33	$0.04
Weighted-average shares outstanding:
Basic	71,836	58,288	69,188	58,258
Diluted	77,921	64,167	76,645	64,181

See notes to condensed consolidated financial statements

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,104	$16,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,233	4,322
Write-off of intangible assets	—	1,075
Gain on disposal of fixed assets	14	—
Amortization of investment premiums	4,934	853
Stock-based compensation	6,846	5,279
Excess tax benefit from employee stock option plans	(4,191)	(113)
Changes in operating assets and liabilities:
Accounts receivable—net	(5,011)	1,932
Inventory	(2,815)	(1,552)
Deferred tax assets	(8)	(6)
Prepaid expenses and other current assets	(2,905)	(357)
Deferred cost of revenues	(274)	(926)
Other assets	50	200
Accounts payable	(689)	1,083
Accrued liabilities	1,711	159
Accrued payroll and compensation	4,312	(689)
Deferred revenue	33,321	18,758
Income taxes payable	7,327	(501)
Net cash provided by operating activities	71,959	45,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(311,995)	(118,662)
Maturities and sales of investments	80,097	107,283
Purchases of property and equipment	(2,900)	(4,253)
Payments made in connection with asset acquisition, net	—	(900)
Deposits of restricted cash	(4)	—
Net cash used in investing activities	(234,802)	(16,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	23,892	1,908
Offering costs paid in connection with Initial Public Offering	(872)	—
Repurchase of convertible preferred shares	—	(12,768)
Repurchase of common shares	—	(2,995)
Excess tax benefit from employee stock option plans	4,191	113
Net cash provided by (used in) financing activities	27,211	(13,742)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	313	2,180
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,319)	17,662
CASH AND CASH EQUIVALENTS—Beginning of period	212,458	56,571
CASH AND CASH EQUIVALENTS—End of period	$77,139	$74,233
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,536	$4,522
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$317	$167

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and Unified Threat Management (UTM) network security solutions to enterprises, service providers and government entities worldwide. Fortinet's solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, antivirus, intrusion prevention, web filtering, antispam and WAN acceleration.

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and September 30, 2009 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim period presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Until the second quarter of fiscal 2009, we had a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our third quarter of fiscal 2009 ended on September 30, 2009. The third quarters of 2010 and 2009 were comprised of 92 and 94 days, respectively. The nine months ended September 30, 2010 and September 30, 2009 were comprised of 273 days and 276 days, respectively.

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

We rely on sole suppliers and independent contract manufacturers for certain of our components and one third-party

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

During the three and nine months ended September 30, 2010, no single customer accounted for more than 10% of total net revenue. During the three and nine months ended September 30, 2009, one distributor customer accounted for 11% and 12%, respectively, of total net revenue.

At September 30, 2010, no single customer accounted for more than 10% of net accounts receivable. At December 31, 2009, one distributor customer accounted for 15% of net accounts receivable.

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

Comprehensive Income—ASC 220 (formerly referred to as SFAS No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction losses of $0.4 million and $0.1 million, are included in other income (expense), net for the three months ended September 30, 2010 and September 30, 2009, respectively. Foreign currency transaction gains (losses) of $(0.6) million and $0.1 million, are included in other income (expense), net for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and reserves for sales returns and allowances. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the reserves for sales returns and allowances, we analyze historical experience of actual rebates and returns as well as current product return information.

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

Accrued warranty activities are summarized as follows ($ amounts in 000's):

	For The 9 Months Ended And As Of	For The Year Ended And As Of
	September 30, 2010	December 31, 2009
Accrued warranty balance-beginning of the period	2,257	2,882
Warranty costs incurred	(949)	(1,502)
Provision for warranty	696	1,169
Adjustments to previous estimates	8	(292)
Accrued warranty balance-end of the period	2,012	2,257

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Yen. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted cash outflows denominated in EUR. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the condensed consolidated statement of operations. Gains or losses resulting from settled forward exchange contracts related to future forecasted cash outflows are recorded in operating expenses in the condensed consolidated statement of operations, in the same period the hedged items occurs. Gains or losses resulting from unsettled forward exchange contracts related to future forecasted cash outflows are recorded in other comprehensive income in the condensed consolidated balance sheet.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The notional amount of forward exchange contracts to hedge cash flows associated with operating expenses and balance sheet accounts as of September 30, 2010 was (amounts in 000's):

To hedge operating cash outflows:	Buy/Sell	Notional
Currency
EUR	Buy	3,000

To hedge balance sheet accounts:
Currency
EUR	Buy	3,631
GBP	Buy	964
CAD	Buy	8,529

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for us beginning in the first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of 2011. The adoption of the relevant disclosures related to transfers in and out of Level 1 and Level 2 in the quarter did not have a material impact on our financial statements and we do not expect the additional disclosures that are required beginning in the first quarter of fiscal 2011 to have a material impact on our financial statements.

In September 2009, the Emerging Issues Task Force (EITF) reached a consensus on ASC 605-25 (formerly referred to as EITF 08-1, Revenue Arrangements with Multiple Deliverables). ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables. The hierarchy establishes that the method for determining estimated selling price should be chosen in the following order of priority:

•	VSOE of the selling price;

•	Third-party evidence (TPE) of the selling price - prices of the vendor's or any competitor's largely interchangeable products or services, in standalone sales to similarly situated customers; and

•	Best estimate of the selling price.
In September 2009, the FASB reached a consensus on ASC 985-605 (formerly referred to as EITF 09-3, Certain Revenue Arrangements That Include Software Elements). Arrangements to sell joint hardware and software products where the software and non-software components function together to deliver the product's essential functionality will no longer be scoped into software accounting rules, but will be subject to non-software multiple element accounting guidance (ASC 605-25). ASC 985-605 and ASC 605-25 provide a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted. We plan to adopt ASC 985-605 and ASC 605-25 in the first quarter of 2011, and are currently evaluating the impact of adoption on our condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities ($ amounts in 000's):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	41,266	26	—	41,292
Corporate debt securities	210,593	387	—	210,980
Commercial paper	22,929	4	—	22,933
Total available-for-sale securities	274,788	417	—	275,205

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	2,000	—	(2)	1,998
Corporate debt securities	41,840	35	—	41,875
Commercial paper	3,983	—	—	3,983
Total available-for-sale securities	47,823	35	(2)	47,856

The contractual maturities of our investments are as follows ($ amounts in 000's):

	September 30, 2010	December 31, 2009
Due within one year	215,151	47,856
Due within one to two years	60,054	—
Total	275,205	47,856

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income in our condensed consolidated statements of operations.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the fair value of our financial assets as of September 30, 2010 or December 31, 2009 using the ASC 820 input categories ($ amounts in 000's):

	September 30, 2010			December 31, 2009
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Total cash, cash equivalents and available-for-sale securities:
U.S. government and agency securities	41,292	—	41,292	1,998	—	1,998
Corporate debt securities	210,980	210,980	—	41,875	41,875	—
Commercial paper	22,933	—	22,933	3,983	—	3,983
Money market funds	31,244	31,244	—	179,444	179,444	—
Cash equivalents and available-for-sale securities	306,449	242,224	64,225	227,300	221,319	5,981
Cash	45,895			33,014
Total cash, cash equivalents and available-for-sale securities	352,344			260,314
Reported as:
Cash and cash equivalents	77,139			212,458
Short-term investments	215,151			47,856
Long-term investments	60,054			—
Total cash, cash equivalents and available-for-sale securities	352,344			260,314

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of September 30, 2010 or December 31, 2009.

3. INVENTORY—Net

Inventory—net, consisted of the following ($ amounts in 000's):

	September 30, 2010	December 31, 2009
Raw materials	2,989	1,904
Finished goods	8,295	8,745
Inventory—net	11,284	10,649

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	September 30, 2010	December 31, 2009
Evaluation units	9,949	8,449
Computer equipment and software	9,341	8,827
Furniture and fixtures	1,344	1,191
Leasehold improvements and tooling	4,422	4,134
Total property and equipment	25,056	22,601
Less: accumulated depreciation and amortization	(18,259)	(16,214)
Property and equipment—net	6,797	6,387

Depreciation expense was $1.4 million for both the three months ended September 30, 2010 and September 30, 2009. Depreciation expense was $4.2 million and $3.7 million during the nine months ended September 30, 2010 and September 30, 2009, respectively.

5. INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options and warrants.

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior to and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the convertible preferred shares were considered to be participating securities. Under the two-class method of computing earnings per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current period earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

Subsequent to the issuance of our condensed consolidated financial statements for the nine months ended September 30, 2009, we identified an error related to incorrectly computing our basic and diluted net income per share by using the if-converted method rather than the two class method. In particular, we did not subtract from net income the portion of current period earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the period's earnings been distributed. Accordingly, corrections have been made herein to reflect a decrease in our basic and diluted EPS for the nine months ended September 30, 2009 from $0.34 and $0.11, respectively, previously reported in our prospectus as part of our initial public offering to $0.04 and $0.04, respectively, as corrected. We do not believe this correction is material.

Net income per share information for the three and nine months ended September 30, 2009 gives effect to the repurchase of convertible preferred shares (Note 8). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of earnings per share. As a result, the premium paid is subtracted to derive net income attributable to common stockholders in determining earnings per share.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income	14,017	7,889	25,104	16,239
Premium paid on repurchase of convertible preferred shares	—	—	—	(9,266)
Income allocated to participating securities	—	(1,499)	—	(4,496)
Net income attributable to common stockholders - basic and diluted	14,017	6,390	25,104	2,477

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	71,836	58,288	69,188	58,258

Diluted shares:
Weighted-average common shares outstanding - basic	71,836	58,288	69,188	58,258
Effect of potentially dilutive securities:
Employee stock options	5,992	5,863	7,368	5,907
Warrants to purchase common stock	93	16	89	16
Weighted-average shares used to compute diluted net income per share	77,921	64,167	76,645	64,181
Net income per share attributable to common stockholders:
Basic	0.20	0.11	0.36	0.04
Diluted	0.18	0.10	0.33	0.04

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends.

The following outstanding options and convertible preferred stock were excluded from the computation of diluted net income per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Options to purchase common stock	1,756	3,918	1,295	9,486
Convertible preferred stock (on an if-converted to common stock basis)	—	37,476	—	37,476
Total	1,756	41,394	1,295	46,962

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. DEFERRED REVENUES

Deferred revenues consisted of the following ($ amounts in 000's):

	September 30, 2010	December 31, 2009
Product	6,041	4,141
Services	199,570	168,314
Ratable products and services	29,639	29,475
Total deferred revenues	235,250	201,930
Reported As:
Current	158,430	140,537
Non-current	76,820	61,393
Total deferred revenues	235,250	201,930

7. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $1.7 million and $1.5 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $5.2 million and $4.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro in January 2006 (see "Litigation" below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of September 30, 2010 are as follows ($ amounts in 000's):

	Rental Payment	Royalty (1)
Fiscal Years:
2010 (remainder)	1,893	250
2011	6,615	1,000
2012	4,849	1,000
2013	3,738	1,000
2014	1,792	500
Thereafter	1,449	500
Total	20,336	4,250
-----------
(1) Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute (see "Litigation" below). The $250,000 listed in the chart above as the "2010 (remainder)" represents the minimum royalties, pursuant to the settlement and license agreement, for the fourth quarter of fiscal 2010. We have accrued $3.7 million as of September 30, 2010, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2010, we had $16.3 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Litigation—In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. In January 2006, we settled the lawsuit with Trend Micro. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds. We appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding our affirmative defenses that we have no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging infringement of a patent. In July 2010, there was a consolidated hearing presenting the parties' proposed claim constructions and multiple summary judgment motions. In September 2010, the Court ruled that we did not infringe the Palo Alto Networks patent and granted our summary judgment motion thereby dismissing Palo Alto Networks' counterclaim. In October 2010, the Court granted Palo Alto Networks' summary judgment motion that the accused products of Palo Alto Networks did not infringe one of the four patents asserted by us, while denying Palo Alto Networks' summary judgment motion that the patent was invalid. At this time the Court has not ruled on the remaining claim constructions and summary judgment motions.

In August 2009, Enhanced Security Research, LLC (“ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. A defendant in another case filed a petition for reexamination of one of ESR's asserted patents with the U.S. Patent and Trademark Office (“PTO”), and, in November 2009, we filed a petition with the PTO for reexamination of the other asserted patent. In December 2009, we filed a motion to stay the court proceedings pending resolution of the reexamination proceedings. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County.

In July 2010, Network Protection Sciences, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the very early stages.

In September 2010, Wordcheck Tech, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and numerous other defendants. Currently the case is in the very early stages, and we have yet to answer the complaint.

In addition to the above matters, we are subject to other litigation in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. If we do not prevail in any of these legal matters, our operating results may be materially affected. At this time, we are unable to estimate the financial impact these actions will likely have on us.

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

8. STOCKHOLDERS' EQUITY

Common Shares Reserved for Issuance—At September 30, 2010, we had reserved shares of common stock for issuance as follows (in 000's):

Reserved under stock option plans	19,913
Warrants to purchase common stock	141
Total	20,054

Stock Repurchase—While we were a privately-held company, during the first six months of fiscal 2009, our board of directors approved a stock repurchase authorization. This repurchase authorization allowed us to repurchase up to $20.0 million of our convertible preferred and common stock at $4.25 per share through June 17, 2009. This repurchase authorization expressly excluded our board members and senior management. We repurchased 704,632 shares of common stock and 3,004,165 shares of convertible preferred stock for total consideration of $15.7 million.

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

2008 Stock Plan—On January 28, 2008, our board of directors approved the 2008 Stock Plan (the "2008 Plan") and French Sub-Plan, which includes both incentive and non-statutory stock options. The maximum aggregate number of shares which may be subject to options and sold under the 2008 Plan and the French Sub-Plan is 5,000,000 shares, plus any shares that, as of the date of stockholder approval of the 2008 Plan, have been reserved but not issued under the 2000 Plan or shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full or that are forfeited to or repurchased by us.

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

2009 Equity Incentive Plan—On November 17, 2009, our board of directors approved the 2009 Equity Incentive Plan (the "2009 Plan") and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the Amended and Restated 2000 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the Amended and Restated 2000 Stock Plan that are

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with the 2011 fiscal year, in an amount equal to the lesser of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors.

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

Expected Volatility—The computation of expected volatility for the periods presented includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data and to a lesser extent, our weighted historical volatility following our IPO in November 2009.

Fair Value of Common Stock—The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our board of directors. Because there was no public market for our common stock prior to our initial public offering in November 2009, our board determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, our sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of our capital stock and trends in the broader network security and computer networking market.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Volatility (%)	41.8	44.2	37.6 - 41.8	44.2 - 51.8
Dividend rate (%)	—	—	—	—
Risk-free interest rate (%)	1.6	2.3	1.6 - 2.4	1.3 - 2.3
Expected term in years	4.6	4.6	4.6	4.6

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of product revenue	26	25	76	76
Cost of services revenue	242	169	684	465
Research and development	600	516	1,741	1,392
Sales and marketing	1,017	767	2,780	2,103
General and administrative	549	459	1,565	1,243
	2,434	1,936	6,846	5,279

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2009	9,049	17,205	5.05
Granted	(2,013)	2,013	17.17
Forfeited	653	(653)	9.41
Exercised (aggregate intrinsic value of $88,453)	—	(6,341)	3.77
Balance—September 30, 2010	7,689	12,224	7.48
Options vested and expected to vest—September 30, 2010		11,887	7.36	4.87	209,748
Options exercisable—September 30, 2010		6,518	4.45	4.30	133,957

At September 30, 2010, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $21.3 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.47 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $1.8 million and $1.4 million for the three months ended September 30, 2010 and September 30, 2009, respectively. The total fair value of awards vested under our stock plans was $6.7 million and $4.3 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The weighted-average fair value of options granted during the three and nine months ended September 30, 2010 was $6.63 and $6.34 per share, respectively.

Non-employees—During the three months ended September 30, 2010 and September 30, 2009, no options were granted to non-employees in exchange for services. During the nine months ended September 30, 2010, we issued options to purchase 9,400 shares of common stock, at an exercise price of $16.86 per share, to non-employees in exchange for services. No options were granted to non-employees in exchange for services during the nine months ended September 30, 2009. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Volatility (%)	41.8	44.2	37.6 - 41.8	44.2 - 51.8
Dividend rate (%)	—	—	—	—
Risk-free interest rate (%)	1.6	2.3	1.6 - 2.4	1.3 - 2.3
Expected term in years	4.6 - 6.3	5.6 - 7.0	4.6 - 6.8	5.6 - 7.5

10. INCOME TAXES

The effective tax rate was 23.3% for the three months ended September 30, 2010, compared to an effective tax rate of 21.4% for the three months ended September 30, 2009. The effective tax rate was 28.8% for the nine months ended September 30, 2010, compared to an effective tax rate of 17.6% for the nine months ended September 30, 2009. The provision for income taxes for the three and nine months ended September 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, withholding tax, nondeductible compensation and adjustments related to our intercompany transfer pricing. The provision for income taxes for the three and nine months ended September 30, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax.

As of September 30, 2010 and December 31, 2009, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $10.9 million and $3.4 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2010 and September 30, 2009, interest and penalties related to unrecognized tax benefits were immaterial. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

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

12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2009, we paid compensation of $39,000 and $124,000, respectively, to two employees who are directly related to a former board member. This individual ceased being a board member as of October 2009.

In February 2008, we entered into a 23-month non-cancelable facility lease agreement, determined to be an arms length transaction, with an entity affiliated with one of our former board members. Under the terms of the agreement, in 2008, we paid approximately $284,000 for tenant improvements and $316,000 for a refundable deposit. For the three and nine months ended September 30, 2009 we paid $198,000 and $696,000, respectively, for office rent and operating expenses. The lease expired on December 31, 2009.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Americas	35,396	26,085	88,103	67,817
Europe, Middle East and Africa (EMEA)	28,926	23,454	85,482	67,239
Asia Pacific and Japan (APAC)	20,649	16,325	57,512	46,347
Total revenue	84,971	65,864	231,097	181,403

	Three Months Ended		Nine Months Ended
Interest Income	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Americas	512	423	1,173	1,650
EMEA	1	4	6	26
APAC	1	1	2	1
Total interest income	514	428	1,181	1,677

Property and Equipment	September 30, 2010	December 31, 2009
Americas	5,315	4,988
EMEA	519	504
APAC	963	895
Total property and equipment—net	6,797	6,387

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the continued realization of efficiency gains in sales and marketing expenses;

•	regarding the significance of stock compensation as an expense;

•	regarding the proportion of our revenue that consists of our service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	regarding our royalty payments to Trend Micro;

•	regarding trends in our costs of services revenues, services gross margin and overall gross margin;

•	regarding trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	regarding investments in sales and marketing to position ourselves for future growth;

•	regarding the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	regarding the impact of inflation and foreign currency exchange rates;

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

Business Overview

We are a leading provider of network security appliances and a market leader in Unified Threat Management ("UTM") network security solutions. We provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of September 30, 2010, we had shipped over 600,000 appliances to more than 5,000 channel partners and to more than 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. On an annual basis for each of the last three fiscal years, sales of FortiGate products have generally been balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with normal variances from quarter to quarter. For example, in the third quarter of 2010 the percentage of our FortiGate related billings from the high-end category was 39% versus 29% in the third quarter of 2009, while the entry-level category decreased from 42% to 34% over the same period, and the mid-range category remained relatively flat. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web-based traffic and databases, and employee computers or handheld devices. During the quarter, we introduced new technology that extended or enhanced our FortiGate, FortiAnalyzer, FortiMail, FortiWeb, FortiDB, FortiScan, and FortiSwitch appliances.

We are a global, geographically diversified business, with 58% of our total revenue generated outside of the Americas region. For the third quarter of 2010, $35.4 million, or 42%, of our total revenue was generated from the Americas, representing an increase of 36% over the same period of the prior year. EMEA generated $28.9 million, or 34%, of our total revenue during the third quarter of 2010, representing an increase of 23% over the same period of the prior year. APAC generated $20.6 million, or 24%, of our total revenue during the third quarter of 2010, representing an increase of 26% compared to the same period of the prior year. We sell globally in U.S. dollars, while our international expenses are denominated in local currencies.

Billings, a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue (further described under "Non-GAAP Financial Measures"), was $94.7 million, an increase of 33% compared to the third quarter of 2009. We saw an increase in the number of deals involving sales that were greater than $100,000 and a substantial increase in the number of deals greater than $500,000 compared to the third quarter of 2009. We believe that significant factors driving this increase are increased market share due to continued product innovations, and our increased traction within the high-end enterprise segments, due in part to the investments we have made over the past year to build out our sales organization and sharpen our focus in this area.

Total revenue was $85.0 million for the third quarter of 2010, an increase of 29% compared to the third quarter of 2009. Product revenue was $35.9 million, an increase of 41% compared to the third quarter of 2009. A factor in the product revenue growth was the introduction of new products over the past year. Services revenue was $44.5 million, an increase of 21% compared to the third quarter of 2009. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 52% and 56% of total revenue for the third quarters of 2010 and 2009, respectively. Ratable product and services revenue was $4.5 million, an increase of 26% compared to the third quarter of 2009.

Our total operating expenses were $45.4 million for the third quarter of 2010, an increase of 17% compared to the same period in the prior year. The 29% increase in revenues compared to the 15% increase in sales and marketing expense from the third quarter of 2009 (as discussed under "Results of Operations" below) demonstrates the leverage that we are achieving from the investment in our sales force during the past year. Although we expect to continue to realize efficiency gains in sales and marketing expense, any additional leverage we realize will be at a decreasing rate, as a portion of the savings we realized in the third quarter of 2010 was due to a 12% decrease in the EUR exchange rate from the prior year, which benefited our European sales expenses. We are also seeing efficiencies in our overall headcount as our annualized third quarter of 2010 revenue per employee, defined as quarterly revenue, annualized and divided by average headcount, has reached $263,000, up from $225,000 for the third quarter of 2009. Although headcount increased slightly during the third quarter of 2010 from 1,287 at the end of the second quarter to 1,300, our pace of hiring was slower than originally targeted for the third quarter, as it was a challenge to hire qualified sales and technical staff as quickly as we had anticipated due in part to seasonality, the competitive landscape and the degree of specialized security expertise required.

Our Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front but defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer); although, it could be longer as we are experiencing growth in sales of multi-year support and subscription contracts. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $9.7 million from $225.5 million at June 30, 2010 to $235.3 million at September 30, 2010. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the third quarter of 2010 with $352.3 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Revenue	84,971	65,864
Gross margin	75%	74%
Operating income(1)	18,159	9,676
Operating margin	21%	15%
Total deferred revenue	235,250	190,375
Increase in total deferred revenue	9,729	5,306
Cash, cash equivalents and investments	352,344	152,390
Cash flows from operating activities	32,193	15,863
Free cash flow(2)	31,522	14,621
-----------
(1) Includes:
Stock-based compensation expense	2,434	1,936
Non-cash asset acquisition related write-offs	—	93
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

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services, consistent with our billings for the period. Monitoring cash flow from operations enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $32.2 million in the third quarter of 2010 and $15.9 million in the third quarter of 2009. In the third quarter of 2010, free cash flow (a non-GAAP financial measure, described under “Non-GAAP Financial Measures” below) was $31.5 million, compared to $14.6 million in the third quarter of 2009.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and non-GAAP operating margin, non-GAAP operating expenses, non-GAAP net income and non-GAAP free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge, and for the third quarter of 2009 only, non-cash asset acquisition related write-offs. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and for the third quarter of 2009 only, non-cash asset acquisition related write-offs. The non-cash asset acquisition related write-offs that we exclude from our third quarter of 2009 non-GAAP financial measures are charges for intangible assets that have no future value, but these charges do not include amortization related to the intangible assets that provide an ongoing benefit to our recurring operations. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense. Non-GAAP net income is net income plus stock-based compensation expense and non-cash asset acquisition related write-offs, less the related tax effects. Free cash flow, an alternative non-GAAP measure of liquidity, is defined as net cash provided by operating activities less capital expenditures.

We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in these non-GAAP financial measures. Furthermore, we use many of these measures to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and asset acquisition related write-offs. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' compensation that reflects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our condensed consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for the third fiscal quarters of 2010 and 2009. For the third quarter of 2010, both GAAP and non-GAAP results below include approximately $0.4 million of payroll tax expense resulting from the exercise of employee stock options during the quarter. Payroll tax expense associated with stock option exercises during the third quarter of 2009 was immaterial.

	Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	84,971		65,864

GAAP gross profit and margin	63,528	74.8	48,431	73.5
Stock-based compensation expense	268	0.3	194	0.3
Non-cash asset acquisition related write-offs	—	—	93	0.1
Non-GAAP gross profit and margin	63,796	75.1	48,718	73.9

GAAP income from operations and margin	18,159	21.4	9,676	14.7
Stock-based compensation expense:
Cost of revenue	268	0.3	194	0.3
Research and development	600	0.7	516	0.8
Sales and marketing	1,017	1.2	767	1.2
General and administrative	549	0.6	459	0.7
Total stock-based compensation	2,434	2.8	1,936	3.0
Non-cash asset acquisition related write-offs	—	—	93	0.1
Non-GAAP income from operations and margin	20,593	24.2	11,705	17.8

	Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	12,389	14.6	10,797	16.4
Stock-based compensation	(600)	(0.7)	(516)	(0.8)
Non-GAAP research and development expenses	11,789	13.9	10,281	15.6

Sales and marketing expenses:
GAAP sales and marketing expenses	26,987	31.8	23,468	35.6
Stock-based compensation	(1,017)	(1.2)	(767)	(1.2)
Non-GAAP sales and marketing expenses	25,970	30.6	22,701	34.4

General and administrative expenses:
GAAP general and administrative expenses	5,993	7.1	4,490	6.8
Stock-based compensation	(549)	(0.6)	(459)	(0.7)
Non-GAAP general and administrative expenses	5,444	6.5	4,031	6.1

Total operating expenses:
GAAP operating expenses	45,369	53.4	38,755	58.8
Stock-based compensation	(2,166)	(2.5)	(1,742)	(2.6)
Non-GAAP operating expenses	43,203	50.9	37,013	56.2

	Three Months Ended
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Net Income:
GAAP net income	14,017	7,889
Stock-based compensation expense(1)	2,434	1,936
Non-cash asset acquisition related write-offs(1)	—	93
Provision for income taxes(2)	4,254	2,151
Non-GAAP income before provision for income taxes	20,705	12,069
Tax effects related to non-GAAP adjustments(3)	(7,247)	(2,865)
Non-GAAP net income	13,458	9,204

Non-GAAP net income per share - diluted	0.17	0.14

Shares used in per share calculation - diluted	77,921	64,167
-----------
(1)    Stock-based compensation expense and non-cash asset acquisition related write-offs are added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)    Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.
(3)    We used a 35% effective tax rate in 2010 to calculate non-GAAP net income for the third quarter of 2010. We believe the 35% effective tax rate is a reasonable estimate of an intermediate normalized tax rate under our existing global operating structure. Our effective tax rate for the third quarter of 2009 was 24% which reflects only our foreign tax provision as our US operations had net operating losses to offset any taxable income.

	Three Months Ended
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Billings:
Revenue	84,971	65,864
Increase in deferred revenue	9,729	5,306
Total Billings (Non-GAAP)	94,700	71,170

	Three Months Ended
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	32,193	15,863
Less purchases of property and equipment	(671)	(1,242)
Free cash flow (Non-GAAP)	31,522	14,621
Net cash provided by (used in) investing activities*	(84,943)	3,850
Net cash provided by financing activities	11,890	1,025
-----------
*    Includes purchases of property and equipment

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

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, and FortiBridge appliances, and our FortiClient and virtual domain, or VDOM, software. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor, and for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “Quarterly Results of Operations” but generally may remain at comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although, it could be longer as we are experiencing growth in the sales of multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as service is provided. As a percentage of total revenue, although we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts, our services revenue growth rate depends significantly on our billings growth rate, as well as the growth of our customer base.

•
Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be segregated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the life of the service performance period. See “Critical Accounting Policies and Estimates - Revenue Recognition.” In fiscal 2009 and the first nine months of fiscal 2010, ratable product and service revenue represented approximately five to six percent of total revenue.

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

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term may decline modestly compared to that achieved through the first three quarters of 2010.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. Our services gross margins increased from the second quarter of fiscal 2007 through the fourth quarter of fiscal 2008 and we have generally maintained services gross margins at those levels in fiscal 2009 and the first three quarters of fiscal 2010. We do not, however, expect these margins to increase, in a meaningful way, in the future as we continue to invest in our support infrastructure.

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

Other income (expense), net. Other income (expense), net consists primarily of foreign exchange and related hedging gains and losses. Foreign exchange gains and losses relate to foreign currency exchange re-measurement. The hedging gains and losses are related to our settled balance sheet hedges.

Provision for income taxes. Our income tax provision is based on our worldwide estimated annualized effective tax rate. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Our effective tax rates differ from the statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits (when applicable), withholding tax, nondeductible compensation and adjustments related to our intercompany transfer pricing.

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

We believe the accounting policies and estimates discussed under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Results of Operations

Three Months Ended September 30, 2010 and September 30, 2009

Revenue

	Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	35,913	42.3	25,550	38.8	10,363	40.6
Services	44,527	52.4	36,712	55.7	7,815	21.3
Ratable product and services	4,531	5.3	3,602	5.5	929	25.8
Total revenue	84,971	100.0	65,864	100.0	19,107	29.0

Revenue by Geography:
Americas	35,396	41.7	26,085	39.6	9,311	35.7
EMEA	28,926	34.0	23,454	35.6	5,472	23.3
APAC	20,649	24.3	16,325	24.8	4,324	26.4
Total revenue	84,971	100.0	65,864	100.0	19,107	29.0

Total revenue increased $19.1 million, or 29.0%, in the third quarter of 2010 as compared to the third quarter of 2009. The Americas region contributed the largest portion of this growth with increased sales to enterprise and service provider customers, while the APAC and EMEA regions demonstrated significant year-over-year growth as well. Product revenue increased $10.4 million, or 40.6%, compared to the third quarter of 2009. The increase in product revenue was primarily driven by higher product sales volume and a greater mix of our high-end products due to increased sales to enterprise and service provider customers, exemplified by a 50 percent increase in deals over $100,000. Services revenue increased $7.8 million, or 21.3%, in the third quarter of 2010 compared to the third quarter of 2009 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, as the result of a decrease in the average contractual term of support contracts related to these arrangements.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	13,263	10,428	2,835	27.2
Services	6,565	5,550	1,015	18.3
Ratable product and services	1,615	1,455	160	11.0
Total cost of revenue	21,443	17,433	4,010	23.0

Gross margin (%):
Product	63.1	59.2	3.9
Services	85.3	84.9	0.4
Ratable product and services	64.4	59.6	4.8
Total gross margin	74.8	73.5	1.3

Total gross margin increased 1.3 percentage points in the third quarter of 2010 primarily due to improved product margins. Product gross margin increased 3.9 percentage points in the third quarter of 2010 compared to 2009 primarily due to an increase in the mix of high-end product sales to enterprise and service provider customers. The increased margin was also partly attributed to indirect product costs and warranty-related costs increasing $0.4 million, but representing a lower percentage of product revenue compared to the third quarter of 2009. From time to time, we have experienced sales of previously reserved inventory. During the third quarter of 2010, we experienced a positive impact of 0.7 percentage points due to the sale of fully reserved inventory compared to 1.1 percentage points in the third quarter of 2009. The 0.4 percentage point increase in services gross margin was primarily due to our services business model and increased leverage in our cost structure. Services cost increased by $1.0 million primarily due to $0.7 million of higher cash-based personnel costs. Travel, depreciation, and occupancy-related costs increased a combined $0.3 million. Ratable product and services gross margin increased 4.8 percentage points, relatively in line with product gross margins, as a result of leveraging our indirect product cost structure, such as manufacturing overhead, and lower direct product costs as a percentage of revenue.

Operating Expenses

	Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	12,389	14.6	10,797	16.4	1,592	14.7
Sales and marketing	26,987	31.8	23,468	35.6	3,519	15.0
General and administrative	5,993	7.1	4,490	6.8	1,503	33.5
Total operating expenses	45,369	53.5	38,755	58.8	6,614	17.1

Research and development expense

Research and development expense increased $1.6 million, or 14.7%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase of $0.8 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Occupancy-related costs increased $0.5 million due to expansion into a new office facility and product development expenses increased $0.3 million. A 6% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $3.5 million, or 15.0%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased cash-based personnel costs of $3.5 million based on increased headcount in our sales organization in order to expand our global footprint, a $0.3 million increase in travel expense and a $0.3 million increase in stock-based compensation expense. These increases were offset by $0.6 million of lower marketing related expenses as a result of continued focus around expense control. A 12% decrease in the Euro exchange rate against the US dollar also contributed to the decrease in sales and marketing expense. As a percentage of revenue, sales and marketing expenses decreased 3.9 percentage points due to the leverage we are achieving from the investment in our salesforce during the past year, as evidenced by our revenue growth of 29.0% outpacing our sales and marketing expenses growth of 15.0%. However, we intend to continue to make investments in sales and marketing in the near term to position ourselves for future growth.

General and administrative expense

In the third quarter of 2010, general and administrative expense increased $1.5 million, or 33.5%, compared to the third quarter of 2009. The increase was primarily due to a $1.2 million increase in legal expenses to support various patent litigation matters, increased cash-based personnel costs of $0.2 million, and a $0.1 million increase in stock-based compensation.

Interest income and other income (expense), net

	Three Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Interest income	514	428	86	20.1
Other income (expense), net	(402)	(64)	(338)	528.1

The $0.1 million increase in interest income in the third quarter of 2010 compared to the third quarter of 2009 was due to interest earned on higher invested balances. The change in other income (expense), net for the third quarter of 2010 when compared to the third quarter of 2009 was the result of foreign exchange losses in the third quarter of 2010 due to the weakening of the U.S. dollar against the Australian Dollar, Japanese Yen and Swedish Krona.

Provision for income taxes

	Three Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	4,254	2,151	2,103	97.8
Effective tax rate (%)	23.3	21.4		*
-----------
* not meaningful

The effective tax rate was 23.3% for the quarter ended September 30, 2010, compared with an effective tax rate of 21.4% for the quarter ended September 30, 2009. The provision for income taxes for the quarter ended September 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various of our foreign subsidiaries. The 23.3% tax rate for the third quarter of fiscal 2010 was impacted by a decrease in our year-to-date effective tax rate, from 34.7% at June 30, 2010 to 28.8% at September 30, 2010, due to adjustments in our intercompany transfer pricing discussed above. The current quarter tax rate of 23.3% is a result of taxes provided for in the previous two quarters of 2010 at a 34.7% tax rate versus a revised year-to-date tax rate of 28.8%. The provision for income taxes for the quarter ended September 30, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax. The increase in the effective tax rate for the quarter ended September 30, 2010, compared with the same period in the prior year, is attributable primarily to the use of net operating loss carryforwards to reduce our tax rate in 2009, prior to releasing our valuation allowance at the end of fiscal 2009.

Nine Months Ended September 30, 2010 and September 30, 2009

Revenue

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	94,060	40.7	69,327	38.2	24,733	35.7
Services	124,116	53.7	101,758	56.1	22,358	22.0
Ratable product and services	12,921	5.6	10,318	5.7	2,603	25.2
Total revenue	231,097	100.0	181,403	100.0	49,694	27.4

Revenue by Geography:
Americas	88,103	38.1	67,817	37.4	20,286	29.9
EMEA	85,482	37.0	67,239	37.1	18,243	27.1
APAC	57,512	24.9	46,347	25.5	11,165	24.1
Total revenue	231,097	100.0	181,403	100.0	49,694	27.4

Total revenue increased $49.7 million, or 27.4%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, with all three regions growing over the prior year. Product revenue increased $24.7 million, or 35.7%, compared to the nine months ended September 30, 2009. The increase in product revenue was primarily driven by higher product sales volume across all regions with a greater mix of our high-end product line due to increased sales to enterprise and service provider customers. Services revenue increased $22.4 million, or 0.0%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period over which such revenue was recognized, as the result of a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably over the performance period.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	36,399	29,049	7,350	25.3
Services	19,851	15,955	3,896	24.4
Ratable product and services	4,733	4,062	671	16.5
Total cost of revenue	60,983	49,066	11,917	24.3

Gross margin (%):
Product	61.3	58.1	3.2
Services	84.0	84.3	(0.3)
Ratable product and services	63.4	60.6	2.8
Total gross margin	73.6	74.0	(0.4)

Total gross margin did not change significantly when comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009 as improved product gross margins offset the 2.5 percentage point increase in the product revenue mix, which typically reduces the overall gross margin. Product gross margin increased 3.2 percentage points in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 while the product mix remained consistent. The increased margin was due to relatively flat indirect costs on an increased product revenue base, as higher warranty related costs were offset by lower royalties and the absence of asset acquisition related write-offs compared to a $0.7 million write-off in the first nine months of 2009. From time to time, we have experienced sales of previously reserved inventory. During the nine months ended September 30, 2010, we experienced a positive impact of 0.6 percentage points due to the sale of fully reserved inventory compared to 1.0 percentage point in the same period prior year. Services gross margin was relatively flat as we continued to make investments in our Americas support, professional services and FortiGuard global security research organizations. Services cost increased by $3.9 million primarily due to $2.3 million of higher cash-based personnel costs. Travel, depreciation and other expenses increased a combined $0.8 million. In addition, occupancy-related costs increased $0.6 million and stock-based compensation increased $0.2 million. Ratable product and services gross margin increased 2.8 percentage points, as a result of leverage achieved from our indirect product cost structure, such as manufacturing overhead.

Operating Expenses

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	36,999	16.0	31,207	17.2	5,792	18.6
Sales and marketing	81,487	35.3	69,572	38.4	11,915	17.1
General and administrative	16,985	7.3	13,678	7.5	3,307	24.2
Total operating expenses	135,471	58.6	114,457	63.1	21,014	18.4

Research and development expense

Research and development expense increased $5.8 million, or 18.6%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase of $4.1 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products, higher occupancy-related costs of $1.4 million, due to office expansions in Canada, and an increase of $0.3 million in stock-based compensation expense. A 12% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $11.9 million, or 17.1%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as we continued to increase our sales headcount in order to expand our global footprint. The increase consisted of cash-based personnel costs of $10.9 million based on increased headcount, a $0.8 million increase in travel, a $0.7 million increase in stock-based compensation expense, a $0.2 million increase in depreciation expense, and a $0.1 million increase in occupancy-related costs. These increases were partially offset by a $0.8 million decrease in marketing-related expenses. As a percentage of revenue, sales and marketing expenses decreased 3.1 percentage points due to the leverage we are achieving from the investment in our salesforce during the past year, as evidenced by our revenue growth of 27.4% exceeding our sales and marketing expenses growth of 17.1%.

General and administrative expense

In the nine months ended September 30, 2010, general and administrative expense increased $3.3 million, or 24.2%, compared to the nine months ended September 30, 2009. The increase was primarily due to a $1.6 million increase in legal expenses to support various patent litigation matters and a $0.6 million increase in accounting-related expenses due to being a public company. In addition, cash-based personnel costs increased $0.8 million and stock-based compensation increased $0.3 million.

Interest income and other income (expense), net

	Nine Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Interest income	1,181	1,677	(496)	(29.6)
Other income (expense), net	(565)	148	(713)	(481.8)

The $0.5 million decrease in interest income in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to lower interest rates, despite higher balances of cash, cash equivalents and investments. The change in other income (expense), net for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 was the result of foreign currency losses in 2010 on intercompany balances in unhedged currencies due to unfavorable fluctuations and a foreign exchange gain in 2009. The loss for the nine months ended September 30, 2010 was primarily due to the weakening of the U.S. dollar against the Australian Dollars, Japanese Yen and Malaysian Ringgit.

Provision for income taxes

	Nine Months Ended
	September 30, 2010	September 30, 2009	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	10,155	3,466	6,689	193.0
Effective tax rate (%)	28.8	17.6		*
-----------
* not meaningful

The effective tax rate was 28.8% for the nine months ended September 30, 2010, compared with an effective tax rate of 17.6% for the nine months ended September 30, 2009. The provision for income taxes for the nine months ended September 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, withholding tax and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various of our foreign subsidiaries. The provision for income taxes for the nine months ended September 30, 2009 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax. The increase in the effective tax rate for the nine months ended September 30, 2010, compared with the same period in the prior year, is attributable to the use of net operating loss carryforwards to reduce our tax rate in 2009, prior to releasing our valuation allowance at the end of fiscal 2009. Our year-to-date tax rate for the six months ended June 30, 2010 was 34.7%. The reduction in the fiscal 2010 nine months year-to-date tax rate when compared to the six months year-to-date tax rate relates to adjustments in our intercompany transfer pricing mentioned above.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	($ amounts in 000's)
Cash and cash equivalents	77,139	212,458
Investments	275,205	47,856
Total cash, cash equivalents and investments	352,344	260,314

Working capital	180,373	161,652

	Nine Months Ended
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Cash provided by operating activities	71,959	45,756
Cash used in investing activities	(234,802)	(16,532)
Cash provided by (used in) financing activities	27,211	(13,742)
Effect of exchange rates on cash and cash equivalents	313	2,180
Net increase (decrease) in cash and cash equivalents	(135,319)	17,662

At September 30, 2010, our cash, cash equivalents and investments of $352.3 million were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Nine Months Ended
	September 30, 2010	September 30, 2009
	($ amounts in 000's)
Net income	25,104	16,239
Add back non-cash charges (1)	11,836	11,416
Net income before non-cash charges	36,940	27,655
Increase in deferred revenues	33,321	18,758
Increase (Decrease) in income tax payable and deferred tax assets, net	7,319	(507)
Increase (Decrease) in accrued payroll and compensation	4,312	(689)
Increase in accounts payable and accrued liabilities, net	1,022	1,242
(Increase) Decrease in accounts receivable	(5,011)	1,932
Increase in inventories	(2,815)	(1,552)
Increase in prepaid expenses and other assets, net	(3,129)	(1,083)
Net cash provided by operating activities	71,959	45,756
----------
(1) Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, write-off of intangible assets, gain on disposal of fixed assets, amortization of investment premiums, and excess tax benefit from employee stock option plans.

Operating Activities

Our operating activities during the nine months ended September 30, 2010 provided $72.0 million in cash as a result of net income of $25.1 million, increased by non-cash adjustments of $11.8 million and sources of cash of $46.0 million partially offset by uses of cash of $11.0 million. Non-cash adjustments consist of stock-based compensation of $6.8 million, amortization of investment premiums of $5.0 million, and depreciation and amortization of $4.2 million, offset by an excess tax benefit from employee stock option plans of $4.2 million. Sources of cash were related to a $33.3 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $7.3 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments, a $4.3 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $1.0 million increase in accrued liabilities and accounts payable, related to timing of payments. Uses of cash were related to a $5.0 million increase in accounts receivable due to a three day increase (from 60 to 63 days) in our days sales outstanding and the overall growth of our business, a $2.8 million increase in inventory primarily to support our fourth quarter shipments (supported by the increase in inventory turns from 3.1 as of September 30, 2009 to 3.9 as of September 30, 2010), and a $3.1 million increase in prepaid expenses and other assets.

Our operating activities during the nine months ended September 30, 2009 provided $45.8 million in cash as a result of net income of $16.2 million, increased by non-cash adjustments of $11.4 million and sources of cash of $21.9 million partially offset by uses of cash of $3.9 million. Non-cash adjustments consist of stock-based compensation of $5.2 million, depreciation and amortization of $4.3 million, asset acquisition related write-offs of $1.1 million, and amortization of investment premiums of $0.9 million, offset by an excess tax benefit from employee stock option plans of $0.1 million. Sources of cash were related to a $18.8 million increase in deferred revenue, which was attributable primarily to increased sales of our subscription and support services, a $1.9 million decrease in accounts receivable due to a ten day decrease (from 70 to 60 days) in our days sales outstanding due to improved collections experience, and a $1.2 million increase in accounts payable and accrued liabilities. Uses of cash were related to a $1.6 million increase in inventory, a $1.1 million increase in prepaid expenses and other assets, a $0.7 million decrease in accrued payroll and compensation, and a $0.5 million decrease in income tax payable because of the timing of tax-related payments.

Investing Activities

Our investing activities during the nine months ended September 30, 2010 and September 30, 2009 consisted primarily of purchases and sales of investments, and to a lesser extent for capital expenditures. The $234.8 million of cash used by investing activities during the nine months ended September 30, 2010 was due to net purchases of investments of $231.9 million and $2.9 million used for capital expenditures. The $16.5 million of cash used by investing activities during the nine months ended September 30, 2009 was due to $11.3 million in net purchases of investments, $4.3 million of cash used for capital expenditures and $0.9 million for the purchase of certain technology assets.

Financing Activities

Our financing activities in the nine months ended September 30, 2010 resulted in net cash provided of $27.2 million as a result of receiving proceeds of $23.9 million from the exercise of stock options to purchase our common stock, upon the expiration of lock-up agreements six months following our Initial Public Offering, and an excess tax benefit from employee stock option plans of $4.2 million related to option exercises, all partially offset by $0.9 million of issuance costs paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Our financing activities for the nine months ended September 30, 2009 resulted in net cash used of $13.7 million, primarily related to the use of $15.7 million for the repurchase of our preferred and common stock, slightly offset by proceeds of $1.9 million from the exercise of stock options to purchase our common stock and an excess tax benefit from employee stock option plans of $0.1 million related to option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2010:

	Payments Due By Period
	Total	Remainder of 2010	1-3 Years	4-5 Years	More Than 5 Years
	($ amounts in 000's)
Operating leases (1)	20,336	1,893	15,202	3,241	—
Purchase commitments (2)	16,338	16,338	—	—	—
Royalty commitments (3)	4,250	250	3,000	1,000	—
Total (4)	40,924	18,481	18,202	4,241	—
----------
(1)    Consists of contractual obligations from non-cancelable office space under operating leases.
(2)    Consists of minimum purchase commitments with independent contract manufacturers.
(3)    Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” We have accrued $3.7 million as of September 30, 2010, related to amounts under the settlement and license agreement with

Trend Micro which have not been paid pursuant to the dispute.
(4)    No amounts related to ASC 740-10 (FIN 48) are included. As of September 30, 2010, we had approximately $10.9 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates during the three months ended September 30, 2010 and September 30, 2009 would have resulted in a decrease in our interest income of approximately $51,000 and $43,000, respectively. A 10% decrease in interest rates during the nine months ended September 30, 2010 and September 30, 2009 would have resulted in a decrease in our interest income of approximately $118,000 and $168,000, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Yen. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted cash outflows denominated in EUR. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the condensed consolidated statement of operations. Gains or losses resulting from settled forward exchange contracts related to future forecasted cash outflows are recorded in operating expenses in the condensed consolidated statement of operations, in the same period the hedged items occur. Gains or losses resulting from unsettled forward exchange contracts related to future forecasted cash outflows are recorded in other comprehensive income in the condensed consolidated balance sheet. We recognized other expense, net of $0.4 million and $0.6 million in the three and nine months ended September 30, 2010, respectively, due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the EUR, GBP, CAD, or Yen could adversely impact our operating expenses in the future.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. In January 2006, we settled the lawsuit with Trend Micro. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds. We appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay royalties. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding our affirmative defenses that we have no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action.

In January 2009, we filed a complaint against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In September 2009, Palo Alto Networks filed a counterclaim against us alleging infringement of a patent. In July 2010, there was a consolidated hearing presenting the parties' proposed claim constructions and multiple summary judgment motions. In September 2010, the Court ruled that we did not infringe the Palo Alto Networks patent and granted our summary judgment motion thereby dismissing Palo Alto Networks' counterclaim. In October 2010, the Court granted Palo Alto Networks' summary judgment motion that the accused products of Palo Alto Networks did not infringe one of the four patents asserted by us, while denying Palo Alto Networks' summary judgment motion that the patent was invalid. At this time the Court has not ruled on the remaining claim constructions and summary judgment motions.

In August 2009, Enhanced Security Research, LLC (“ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. A defendant in another case filed a petition for reexamination of one of ESR's asserted patents with the U.S. Patent and Trademark Office (“PTO”), and, in November 2009, we filed a petition with the PTO for reexamination of the other asserted patent. In December 2009, we filed a motion to stay the court proceedings pending resolution of the reexamination proceedings. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County.

In July 2010, Network Protection Sciences, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the very early stages.

In September 2010, Wordcheck Tech, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and numerous other defendants. Currently the case is in the very early stages, and we have yet to answer the complaint.

In addition to the above matters, we are subject to other litigation in the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. If we do not prevail in any of these legal matters, our operating results may be materially affected. At this time, we are unable to estimate the financial impact these actions will likely have on us.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and services;

•	the timing of channel partner and end-customer orders;

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, historically we have received a substantial portion of a quarter's sales orders and generated a substantial portion of a quarter's revenue during the last two weeks or last days of the quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our or our logistics partners' inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory properly in a way to meet demand, our inability to release new products on schedule, failure of any of our systems related to order review and processing, or delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We have a history of losses and may not maintain profitability, and our revenue growth may not continue.

We have incurred net losses in most fiscal years since our inception, including net losses of $21.8 million in fiscal 2007, $5.3 million in fiscal 2006, $14.2 million in fiscal 2005 and $59.0 million in fiscal 2004. As a result, we had an accumulated deficit of $34.9 million at September 30, 2010. Although we were profitable in fiscal 2008, fiscal 2009, and the first nine months of fiscal 2010, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from subscription and support services which may decline, and, because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue accounted for 52.4% and 55.7% of our total revenue for the third quarters of fiscal 2010 and 2009, respectively, and 53.7% and 56.1% of our total revenue for the nine months ended September 30, 2010 and September 30, 2009, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products and models that we sell.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels, may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

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

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors' products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During fiscal 2007, 2008, and 2009, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., was our most significant channel partner, accounting for 12% of our total revenue in each of the periods. During the three and nine months ended September 30, 2010, no single customer accounted for more than 10% of total net revenue. Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to manage existing sales channels, our business will be seriously harmed.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. For example, one of our high-end product models has been experiencing a defect in limited deployments. Defects or vulnerabilities may impede or block network traffic or cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard subscription updates or our FortiGate appliances could result in a failure of our FortiGuard services to effectively update end-customers' FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers' networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of a growing customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers' networks, leaving their networks unprotected against the latest security threats.

An actual or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market's perception of our security products. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

We have a high volume business that has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities, and accounting for income taxes.

We offer retroactive price protection to certain of our major distributors, and if we fail to balance their inventory with end-customer demand for our products, our allowance for price protection may be inadequate, which could adversely affect our results of operations.

We provide certain of our major distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, certain distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. As of September 30, 2010, we estimated that approximately $1.8 million of our products in our distributors' inventory were subject to price protection. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of our major distributors' inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and Taiwan Semiconductor Manufacturing Corporation, or TSMC. Faraday (using UMC's foundry) and K-Micro (using TSMC's foundry) manufacture our ASICs on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from either Faraday or K-Micro or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

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

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, a majority of our operating expenses were incurred outside the United States, and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts and have recently entered into a cashflow hedge relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

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

Certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception, because we incorporate encryption technology into our products. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations, U.S. economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming, and may result in the delay or loss of sales opportunities.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and in reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through our distribution channel. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

False detection of viruses or security breaches or false identification of spam or spyware could adversely affect our business.

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our antispam and antispyware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent antispam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers' systems and cause material system failures. Any such false identification of important files or applications could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

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

Once our products are deployed within our end-customers' networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many enterprise, service provider and government entity end-customers require higher levels of support than smaller end-customers. If we fail to meet the requirements of the larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with larger end-customers.

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

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. For example, one of our high-end product models has been experiencing a defect in limited deployments. Product errors have affected the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers' willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management's time and other resources.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Our URL database for our Web filtering service may fail to keep pace with the rapid growth of URLs and may not categorize websites in accordance with our end-customers' expectations.

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

In addition, our Web filtering service may not be successful in accurately categorizing Internet and application content to meet our end-customers' expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our end-customers may not agree with our determinations that particular URLs should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place material that is objectionable or that presents a security risk in categories that are generally unrestricted by our users' Internet and computer access policies, which could result in such material not being blocked from the network. Conversely, we may miscategorize websites such that access is denied to websites containing information that is important or valuable to our customers. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter websites according to our end-customers' and channel partners' expectations will impair the growth of our business.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new products and enhanced versions of our existing products to incorporate additional features, improved functionality or other enhancements in order to meet our customers' rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc. and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee, Inc., and SonicWALL Inc., and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper's acquisition of NetScreen Technologies, Inc., McAfee's acquisition of Secure Computing Corporation and Check Point's acquisition of Nokia's security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment such as Cisco Systems, Inc. and Juniper Networks, Inc. offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization's existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License (GPL), the GNU Lesser Public License (LGPL), the BSD License, the Apache License and others. From time-to-time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants' intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

Alternatively, we may be required to develop non-infringing technology, which could require significant time, effort and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages (including treble damages if we are found to have willfully infringed such claimant's patents or copyrights), royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet's affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010 the state court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state court action. At this stage it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

In August 2009, Enhanced Security Research, LLC (“ESR”) a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. A defendant in another case filed a petition for reexamination of one of ESR's asserted patents with the U.S. Patent and Trademark Office (“PTO”), and, in November 2009, we filed a petition with the PTO for reexamination of the other asserted patent. In December 2009, we filed a motion to stay the court proceedings pending resolution of the reexamination proceedings. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the very early stages.

In September 2010, Wordcheck Tech, LLC ("Wordcheck"), a non-participating entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and numerous other defendants. Currently the case is in the very early stages, and we have yet to answer the complaint.

If we are unsuccessful in defending against any of ESR's, NPS's or Wordcheck's claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, for the fiscal year ending December 31, 2010, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We are in the process of evaluating and documenting processes in order to comply with this requirement. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. We have in the past identified material weaknesses and significant deficiencies in our internal control over financial reporting, and, although we believe we have remediated the material weaknesses and significant deficiencies, we cannot assure you that there will not be material weaknesses and significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

Certain of our outstanding shares of common stock and common stock underlying vested stock options became available for sale by stockholders upon the expiration of lock-up agreements in May 2010. Although the lock-up expired over five months ago, if stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

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

As of October 29, 2010, our executive officers, directors and their affiliates beneficially owned, in the aggregate,

approximately 25.7% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Date: November 5, 2010

FORTINET, INC.

	By:	/s/ KEN GOLDMAN
Ken Goldman Vice President and Chief Financial Officer		Ken Goldman Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference Herein
Number		Form	Date

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.