Form 10-K
period 2010-12-31
FORTINET INC
filed 2011-02-25
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from              to
Commission file number: 001-34511
______________________________________
 FORTINET, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	77-0560389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Kifer Road Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)
(408) 235-7700
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $590,897,232 (based on the closing price for shares of the registrant's common stock as reported by The NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officers, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2011, there were 75,231,493 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

Part I

ITEM 1.    Business

Overview

We provide network security solutions that are designed to address the fundamental problems of an increasingly bandwidth-intensive network environment and a more sophisticated information technology (“IT”) threat landscape. Through our products and subscription services, we provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. Our flagship Unified Threat Management ("UTM") solution consists of our FortiGate appliance products that provide a broad array of security and networking functions, including firewall, VPN, antivirus, intrusion prevention, application control, Web filtering, antispam, wireless controller, and WAN acceleration. Our FortiGate appliances, from the FortiGate-50 for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all of our security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our antivirus, application control, intrusion prevention, Web filtering and antispam functionality based on intelligence gathered by our dedicated FortiGuard Labs team. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate UTM solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with a family of FortiManager appliances, which enable end-customers to manage the system configuration and security functions of multiple FortiGate appliances from a centralized console, as well as FortiAnalyzer appliances, which enable collection, analysis and archiving of content and log data generated by our products. We also offer other appliances and software that provide additional protection, such as: (i) FortiMail, a family of multi-featured, high performance messaging security appliances, (ii) FortiDB, a family of appliances that provide centrally managed database-specific security, (iii) FortiClient, a software product that provides endpoint security for desktops, laptops and mobile devices and that is primarily used in conjunction with our FortiGate appliances, (iv) FortiWeb, a family of appliances that provide security for Web-based applications, (v) FortiAP, a family of secure wireless access points, (vi) FortiScan, an appliance designed to provide endpoint vulnerability assessment and remediation, (vii) FortiSwitch, a family of Ethernet switches, and (viii) FortiBridge, a family of bypass appliances to help ensure network availability.

In October 2010 we began shipping virtual appliances for the FortiGate and FortiManager product lines. The new virtual appliances help secure network infrastructures with the same functionality as the traditional physical appliances in their respective product lines. They can be used in conjunction with traditional Fortinet appliances (such as FortiGate, FortiManager, and FortiAnalyzer) to help ensure the visibility, management, and protection of physical and virtual environments.

As of December 31, 2010, we had shipped over 675,000 appliances to more than 5,000 channel partners and 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 1090 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary FortiASIC, hardware architecture, FortiOS operating system and associated security and networking functions combine to form a platform that integrates security features and enables our products to perform sophisticated security processing for networks with high throughput requirements.

FortiASIC

Our FortiASIC family of ASICs is comprised of three lines of processors: FortiASIC content processor, or CP, the FortiASIC network processor, or NP, and the FortiASIC system-on-a-chip, or SOC. These custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating the computation-intensive tasks such as firewall policy enforcement or IPS anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC release. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering further accelerated firewall and VPN performance. The FortiASIC SOC is currently included in our entry-level FortiGate-60C and FortiWiFi-60C appliances.

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

Our FortiOS incorporates the following seven core security and networking technologies:

•
Firewall. Our firewall technology delivers high performance network and application firewalling, including the ability to enforce policies based on application behavior and content. Our technology identifies traffic patterns independent of port or protocol used, and links them to the use of specific applications, enabling visibility and control over application behavior (explained in more detail below). By coupling application intelligence with firewall technology, the FortiGate platform is able to deliver real-time security with integrated application content level inspection, thereby simplifying security deployments.

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

•
Vulnerability Management. Our vulnerability management technology enables the FortiGate platform to perform network scans to discover systems on a network, identity vulnerabilities and recommend steps for remediation. The FortiGate devices can store the results of the scans locally, or send the results from multiple FortiGate devices to a central FortiAnalyzer for aggregation and analysis.

•
Wireless Controller. Our wireless controller technology provides the ability to deploy FortiAP wireless access points to create a secure wireless network. FortiAP access points tunnel all wireless traffic to FortiGate or FortiWiFi platforms, enabling end-customers to use a single security platform to manage all wired and wireless network traffic.

Products

Our core product offerings consist of our FortiGate UTM appliance family, along with our FortiManager central management appliance and FortiAnalyzer central logging and reporting appliance, both of which are typically purchased to complement a large FortiGate deployment.

FortiGate

Our flagship FortiGate appliances offer a set of security and networking functions, including firewall, VPN, antivirus, intrusion prevention, application controls, Web filtering, antispam and WAN acceleration. All FortiGate appliances are based on our proprietary operating system, FortiOS, and substantially all FortiGate models include our proprietary FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate appliances can be centrally managed through both embedded Web-based and command line interfaces, as well as through FortiManager which provides a central management architecture for thousands of FortiGate appliances.

By combining multiple network security functions in our purpose-built security platform, the FortiGate provides high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. Through FortiGuard security subscription services, our products enable end-customers to add security functionality as required by their evolving business needs and the changing threat landscape. By purchasing FortiGuard security subscription services, end-customers obtain coverage and access to regular updates for antivirus, application control, IPS, Web filtering and antispam functions for their FortiGate appliances. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, and service providers.

Each FortiGate appliance runs our FortiOS operating system, and substantially all include our FortiASIC CP. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models.

The FortiGate-30 through -100 series models are designed for perimeter protection for small- to mid-sized businesses, remote offices of large distributed organizations and as customer premises equipment for service providers. Optional wireless LAN, or WLAN, integration is available for the FortiGate-50, -60 and -80 models, marketed as FortiWiFi, delivering additional network access and security for wireless environments.

The FortiGate-200 through -800 series models are designed for perimeter deployment in mid-sized to large enterprise networks. These products offer increased capacity and scalability designed to provide high network performance while delivering the same broad security suite as all FortiGate models. Additionally, the FortiGate-310 and -620 models provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements.

The FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks. Additionally, most of these products provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements. Products within the FortiGate-3000 and -5000 series leverage Advanced Mezzanine Card, or AMC, industry standards for hardware modularization to support the advanced networking requirements of large enterprises and service providers, including high-speed networking, WAN connectivity, and network attached storage connectivity. The FortiGate-3950B series also leverages our proprietary Fortinet Mezzanine Card, or FMC, that provides hardware modularity to give end-customers the ability to add additional firewall and/or intrusion prevention performance as their network security needs evolve. The FortiGate-5000 series is also compatible with the Advanced Telecommunications Computing Architecture, or ATCA, standard, resulting in a flexible hardware platform for system modularity. This modularization gives end-customers the ability to deploy an initial FortiGate configuration with room to grow as their network security needs evolve. The inclusion of network load balancing and advanced switching functionality provides additional flexibility in how end-customers utilize the FortiGate modules within the FortiGate chassis. In addition, our FortiGate-5000 series ATCA blades can be utilized in other third-party vendors’ industry standard ATCA chassis, allowing FortiGate platforms to be deployed into a much wider range of network solutions. Our FortiGate-5000 series appliances offer modular, chassis-based architecture based on the ATCA and AMC industry standards. We brand a subset of our FortiGate-3000 and -5000 series products as FortiCarrier to reflect products specifically targeting a subset of service providers. These products add incremental security, networking and management functionality often utilized in service provider deployments.

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

Fortinet Management and Analysis Appliances

Our FortiManager and FortiAnalyzer appliances are typically sold in conjunction with a large FortiGate deployment.

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

FortiAnalyzer

Our FortiAnalyzer appliances are network logging, analyzing, and reporting appliances that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting. Additional functions such as vulnerability assessments and traffic analysis provide additional value for customers seeking to control and monitor their network infrastructure and security policies. A full range of content and log data, including traffic, event, virus, attack, Web content, and email data may be archived, filtered and mined for compliance or historical analysis purposes. The appliance comes with a suite of standard reports as well as the ability to customize reports.

Additional Fortinet Solutions

We also offer other appliances and software that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, Web-based applications and databases, and employees’ computers or mobile devices.

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

FortiWeb

Our FortiWeb appliances provide Web application firewalls and networking features designed to protect, balance, and accelerate Web applications. The FortiWeb is designed for medium and large enterprises, cloud service providers and consumer Internet and e-commerce companies, and can significantly reduce the deployment time and complexities of introducing Web applications. The FortiWeb applies our industry leading threat research to protect Web application servers, improving the security of confidential information and aiding in legislative and PCI DSS compliance. FortiWeb goes beyond traditional Web application firewalls to provide XML security enforcement, application acceleration, and server load balancing.

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

FortiBridge

Our FortiBridge bypass appliances ensure availability of network resources in the event of power loss or failure of Fortinet and third-party devices. This function enables organizations that have already deployed high availability security infrastructure (where a system fails over to either an active or standby unit) to provide additional protection of network connectivity. FortiBridge appliances preserve network availability in the event of a power failure or a device malfunction, bypassing the device altogether with a fail-open solution.

FortiSwitch

Our FortiSwitch Ethernet switches provide Gigabit Ethernet (GbE) switching with 10-Gigabit Ethernet uplinks for large, high-performance network, and power over Ethernet (POE) support for small offices and remote offices that have deployed wireless-enabled devices. These features enable a wide range of network environments to take advantage of Fortinet's high-speed, low latency switching technology.

FortiAP

Our FortiAP wireless access points provide secure WiFi client access. FortiAPs tunnel all wireless traffic to a FortiGate or FortiWiFi via the integrated wireless controller technology in FortiOS. FortiGate or FortiWiFi platforms provide centralized management of multiple FortiAP access points. This product allows organizations to deploy a broad, integrated security solution for all wireless and wired traffic.
Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Using automated processes, our FortiGuard Labs team, comprised of over 100 professionals, identifies emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers through our FortiGuard global distribution network. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically for a one-year term, to obtain coverage and access to regular updates for antivirus, application control, intrusion prevention, Web filtering, and antispam functions for our FortiGate appliances; antivirus, Web filtering and antispam functions for our FortiClient software; antivirus and antispam functions for our FortiMail appliances; vulnerability management for our FortiAnalyzer and FortiScan appliances, database functions for our FortiDB appliance, and web functions for our FortiWeb appliances. We provide FortiGuard services 24 hours a day, seven days a week.

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

Training Services

We offer training services to our end-customers and channel partners, through our training department and authorized training partners. We have also implemented a training certification program to ensure an understanding of our products and services. As of December 31, 2010, more than 20,000 individuals have participated in our training programs.

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

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises and service providers—and across a variety of industries including telecommunications, government, financial services, retail, education, technology, healthcare and manufacturing. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. As of December 31, 2010, we had shipped over 675,000 appliances to more than 5,000 channel partners and 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

During fiscal 2009 and 2008, one channel partner, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., accounted for approximately 12% of total revenue. During fiscal 2010, no single customer accounted for more than 10% of total revenue.

Sales and Marketing

We primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. As of December 31, 2010, our distribution channel program had more than 5,000 channel partners worldwide. We work with many of the world’s leading technology distributors, including Arrow Electronics, Inc., Ingram Micro Inc. and Tech Data Corporation.

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

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro Star International, Ltd., Creation Technologies, Inc. and a number of additional Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our headquarters in Sunnyvale, California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We use one third-party logistics provider that accounted for a material portion of our shipments in fiscal 2009 and in fiscal 2010. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, while allowing us to focus resources on our core competencies. Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday (using UMC’s foundry) and K-Micro (using TSMC’s foundry) manufacture our ASICs on a purchase order basis. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for the fabrication of our ASICs could be increased on short notice.

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

As of December 31, 2010, our research and development organization had headcount of 428 people predominantly in Canada, China, and the United States. Our research and development expense in fiscal 2010 was $49.8 million, in fiscal 2009 was $42.2 million and in fiscal 2008 was $37.0 million.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2010, we had 55 issued U.S. patents, 11 issued Chinese patents, 1 issued Japanese patent, 94 patent applications pending for examination in the United States and 19 patent applications pending for examination in China. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

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

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include the following:

•product performance, features, effectiveness, interoperability and reliability;

•technological expertise;

•price of products and services and total cost of ownership;

•brand recognition;

•customer service and support;

•sales and distribution capabilities;

•compliance with industry standards and certifications;

•size and financial stability of operations; and

•breadth of product line.

Our competitors include networking companies such as Cisco Systems, Inc., and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee Inc. (pending acquisition by Intel, Inc.), and SonicWALL, Inc. (acquired by Thoma Bravo), and other point solution security vendors.

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

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. In addition, our larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Employees

As of December 31, 2010, our total headcount was 1,336 people including payrolled contractors. We had 428 in research and development, 486 in sales and marketing, 283 in services and support, 31 in manufacturing operations, and 108 in a general and administrative capacity. As of December 31, 2010, our headcount was 314 people in the United States, 430 in Canada, 83 in France, 216 in China and 293 in other countries.

None of our U.S. employees are represented by a labor union with respect to his or her employment with us; however, our employees in France, Spain and Italy are represented by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

•
the timing of shipments, which may depend on many factors such as inventory levels and logistics, our ability to ship new products on schedule and accurately forecast inventory requirements, and potential delays in the manufacturing process;

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

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Reliance on a concentration of shipments at the end of the quarter could cause our revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, historically we have received a substantial portion of a quarter's sales orders and generated a substantial portion of a quarter's revenue during the last two weeks or last days of the quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our or our logistics partners' inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We rely significantly on revenue from subscription and support services which may decline, and, because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Services revenue accounts for a significant portion of our revenue, comprising 53.0% of total revenue for fiscal 2010, 55.2% of total revenue for fiscal 2009, and 49.7% of total revenue for fiscal 2008. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels, which we experienced in the fourth quarter of fiscal 2009, may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and, if we fail to optimize our channel partner model going forward, our operating results will be harmed.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may also adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors' products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to manage existing sales channels, our business will be seriously harmed.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government entities. Sales to enterprises, service providers and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from larger competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. (pending acquisition by Intel, Inc.), and Juniper Networks, Inc., that traditionally target enterprises, service providers and government entities and that may already have purchase commitments from those end-customers;

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

The average sales prices of our products may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures,

discounts we offer, a change in our mix of products, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the average sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

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

We have incurred net losses in most fiscal years since our inception, including net losses of $21.8 million in fiscal 2007, $5.3 million in fiscal 2006, $14.2 million in fiscal 2005 and $59.0 million in fiscal 2004. As a result, we had an accumulated deficit of $18.7 million at December 31, 2010. Although we were profitable in fiscal 2008, 2009 and 2010, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities, and accounting for income taxes.

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

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, a majority of our operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts and have recently entered into cashflow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected.

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

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	tax costs related to intercompany realignments;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement take place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles; or

•
changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules, or changes to the United States income tax rate, which would necessitate a revaluation of our deferred tax assets and liabilities.

Significant judgment is required to determine the recognition and measurement attribute prescribed in ASC 740-10 (formerly referred to as Statement of Financial Accounting Standards (SFAS) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48)). In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

Although we released our entire valuation allowance in fiscal 2009, we may in the future be required to establish a new valuation allowance. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

We are currently under audit by the Canada Revenue Agency for fiscal years 2006-2009 associated with our international transactions. The California Franchise Tax Board has notified us of their intent to examine our fiscal 2008 and 2009 California tax returns. The scope of the California Franchise Tax Board examinations is unclear at this time.

If the ultimate determination of income taxes assessed under the current Canadian or California audits or under audits being conducted, or to be conducted, in any of the other tax jurisdictions in which we operate results in an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows and financial condition could be adversely affected.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	failure of our sales force and partners to focus on selling new products;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	easing of regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

If our new products or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product or enhancement.

Unless we continue to develop better market awareness of our company and our products, our revenue may not continue to grow.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc. and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee, Inc. (pending acquisition by Intel, Inc.), and SonicWALL, Inc. (acquired by Thoma Bravo), and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper's acquisition of NetScreen Technologies, Inc., Intel's pending acquisition of McAfee and Check Point's acquisition of Nokia's security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United

States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet's affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state Superior Court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state Superior Court action. In January 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office ("PTO"), the PTO issued an initial office action that Trend Micro's patents at issue were invalid. In January 2011, we filed a motion to stay the Superior Court case pending final resolution at the PTO. Our motion to stay is currently pending. At this stage it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

As discussed in "Item 3-Legal Proceedings," from time to time we are subject to lawsuits claiming patent infringement and there are lawsuits claiming patent infringement currently pending. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2010 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition recently adopted by the FASB, the increased use of fair value measure, the recent proposed change to revenue recognition, lease accounting, financial instrument accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the stockholders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

As of February 17, 2011, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 21.1% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

In addition to our headquarters, we lease approximately 14,000 square feet of data center space and a total of approximately 69,000 square feet of office space in several buildings in Burnaby, Canada under various leases that expire between January 2012 and July 2015, approximately 16,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2014, approximately 19,000 square feet of office space in Sophia, France under a lease that expires in December 2013, and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2011. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Russia, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.     Legal Proceedings

In August 2009, Trend Micro Incorporated (“Trend Micro”) filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. We filed an action in the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In January 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”), the PTO issued an initial office action that the Trend Micro patents allegedly forming the basis for the royalty payments are invalid. In January 2011, we filed a motion to stay the state court case pending final resolution at the PTO. Our motion to stay is currently pending.

In January 2009, we filed a complaint against Palo Alto Networks, Inc. (“PAN”) in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In November 2010, we filed a second complaint against PAN in the United States District Court for the Northern District of California alleging infringement of three additional patents. On January 20, 2011, we entered into a settlement and patent license agreement with PAN pursuant to which we agreed to license certain asserted patents and certain related patents in return for an up-front payment by PAN and ongoing quarterly payments over three years. The parties also agreed upon a three year covenant not to sue for patent related claims.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. There is a related action that was dismissed by the Court, and that dismissal has been appealed by ESR to the Federal Circuit.

In July 2010, Network Protection Sciences, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the early stages.

In September 2010, WordCheck Tech, LLC ("WordCheck"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and numerous other defendants. In January 2011, we entered a settlement and license agreement with WordCheck pursuant to which WordCheck dismissed the litigation against us in return for an immaterial payment by us to WordCheck.

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

ITEM 4.     (Removed and Reserved)

Part II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “FTNT” since our initial public offering on November 18, 2009. Prior to that time, there was no public market of our common stock. The following table sets forth, for the time periods indicated, the high and low closing sales price of our common stock as reported on The NASDAQ Global Select Market.

	High ($)	Low ($)
Fourth Quarter 2010	33.46	24.08
Third Quarter 2010	25.21	16.00
Second Quarter 2010	18.63	15.00
First Quarter 2010	20.11	15.69
Fourth Quarter 2009 (from November 18, 2009)	18.36	16.55

Holders of Record

As of February 17, 2011, there were 131 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of Fortinet under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from November 18, 2009 through December 31, 2010, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

_______________________
* $100 invested on 11/18/09 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

In October 2010, we issued 83,546 shares of our common stock in connection with a net exercise of a warrant to purchase 120,000 shares of our common stock with an exercise price of $7.47 per share.  We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

We made the decision in the first quarter of 2009 to change our financial reporting periods from a fiscal to calendar basis. This change was implemented in the third quarter of 2009 upon completion of required system changes. Accordingly, commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our third quarter of fiscal 2009 ended on September 30, 2009, and our fiscal year 2009 ended on December 31, 2009. This transition had the effect of increasing the number of days in our twelve months ended December 31, 2009 by four days. In 2005, we adopted a fiscal year that ends on the Sunday closest to December 31 of each year. Our 2006, 2007 and 2008 fiscal years ended on December 31, 2006, December 30, 2007 and December 28, 2008, respectively. Prior to the third quarter of fiscal 2009, our interim fiscal quarters ended on the Sunday closest to March 31, June 30 and September 30 of each year.

	Fiscal Year (1)
	2010	2009	2008	2007	2006
	($ amounts in 000's, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product	135,140	98,686	94,587	70,131	59,469
Services	172,046	139,172	105,292	74,152	39,590
Ratable product and services	17,510	14,257	11,912	11,083	24,407
Total revenue	324,696	252,115	211,791	155,366	123,466
Cost of revenue:
Product (2)	51,944	42,166	41,397	35,948	24,166
Services (2)	26,967	22,265	19,441	15,941	9,496
Ratable product and services	6,295	5,544	4,634	4,763	7,302
Total cost of revenue	85,206	69,975	65,472	56,652	40,964
Gross profit
Product	83,196	56,520	53,190	34,183	35,303
Services	145,079	116,907	85,851	58,211	30,094
Ratable product and services	11,215	8,713	7,278	6,320	17,105
Total gross profit	239,490	182,140	146,319	98,714	82,502
Operating expenses:
Research and development (2)	49,801	42,195	37,035	27,588	21,446
Sales and marketing (2)	111,968	96,291	87,717	72,159	54,056
General and administrative (2)	22,380	18,320	16,640	20,544	12,997
Total operating expenses	184,149	156,806	141,392	120,291	88,499
Operating income (loss)	55,341	25,334	4,927	(21,577)	(5,997)
Interest income	1,815	1,981	2,614	3,507	2,376
Other income (expense), net	(815)	198	1,710	(1,991)	(503)
Income (loss) before income taxes	56,341	27,513	9,251	(20,061)	(4,124)
Provision for (benefit from) income taxes	15,096	(32,666)	1,888	1,781	1,220
Net income (loss)	41,245	60,179	7,363	(21,842)	(5,344)
Net income (loss) per share (3) :
Basic	0.59	1.93	0.02	(1.13)	(0.28)
Diluted	0.53	0.78	0.02	(1.13)	(0.28)
Weighted-average shares outstanding:
Basic	70,363	26,334	20,017	19,276	18,861
Diluted	78,203	65,219	26,642	19,276	18,861
________________________

(1)	Our fiscal years ended on December 31, 2010, December 31, 2009, December 28, 2008, December 30, 2007 and December 31, 2006.

(2)	Includes stock-based compensation expense as follows:

	Fiscal Year
	2010	2009	2008	2007	2006
	($ amounts in 000's)
Cost of product revenue	101	102	67	553	99
Cost of services revenue	929	658	400	416	52
Research and development	2,339	1,963	1,049	1,452	135
Sales and marketing	3,810	3,020	2,512	3,928	354
General and administrative	2,136	1,718	1,271	2,983	414
Total stock-based compensation	9,315	7,461	5,299	9,332	1,054

(3)	Amounts related to 2008 have been corrected. See Note 7 to Consolidated Financial Statements.

	As of Fiscal Year End
	2010	2009	2008	2007	2006
	($ amounts in 000's)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	387,460	260,314	124,190	90,161	64,041
Working capital	201,776	161,652	38,193	12,862	12,399
Total assets	545,422	387,213	199,105	145,192	109,311
Convertible preferred stock	—	—	94,368	94,368	94,368
Common stock including treasury stock and additional paid-in capital	249,000	201,340	20,854	13,438	4,087
Total stockholders’ equity (deficit)	232,454	142,452	(5,229)	(18,925)	(7,217)

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	the continued realization of efficiency gains in our sales and marketing organization as well as efficiency gains in our overall headcount measured by revenue per employee;

•	growth in our high-end business and further penetration in certain verticals;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expands our customer base;

•	our royalty payments to Trend Micro;

•	the impact of our product innovation strategy;

•	trends in product revenues, costs of services revenue, service gross margin and overall gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	investments in research and development and sales and marketing staff to address market opportunities and to position ourselves for future growth;

•	the impact of seasonality on our business;

•	the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	the impact of inflation and foreign currency exchange rates;

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of December 31, 2010, we had shipped over 675,000 appliances to more than 5,000 channel partners and to more than 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, application control, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web-based traffic and databases, and employee computers or handheld devices. Sales of these complimentary products have grown in recent quarters, although these products still represent less than 10% of our total revenue. During the fourth quarter of fiscal 2010, we began shipping virtual appliances for our FortiGate and FortiManager product lines, which help secure the end-customer's "cloud-based" network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

Fiscal 2010 was our first full year as a public company, following our initial public offering in November 2009. We believe the greater visibility and brand recognition derived from being a public company, combined with success in selling to the enterprise and service provider customers and new product introductions, served as contributors to the acceleration in our business during fiscal 2010. Sales of FortiGate products have generally been balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with some degree of variability from year to year and between quarters. During fiscal 2010 we executed well against our strategy to grow the high-end segment of our business, consisting of sales to large enterprises, service providers and telecommunications companies. The percentage of our FortiGate related billings from the high-end category increased to 34% in fiscal 2010 from 30% in fiscal 2009, while the entry-level category decreased from 38% to 35%, and the mid-range category remained relatively flat over the same period.

We also believe continued product innovation has strengthened our technology advantage as evidenced by the introduction of several noteworthy new FortiGate appliance models such as the FG-60C, FG-3040B, and FG-3950B. During fiscal 2010 we also made a significant investment in our salesforce to expand our global presence both geographically as well as by industry segment. We believe these factors have allowed us to penetrate into larger enterprise and service provider accounts as evidenced by the increase in the number of deals involving sales greater than $100,000 and a substantial increase in the number of deals greater than $250,000 and $500,000 compared to fiscal 2009.

Continuing to grow our enterprise and high-end business will remain a strategic priority in fiscal 2011, as we continue to focus on further penetrating the financial services, healthcare, federal government and service provider verticals, which tend to purchase our mid-range and high-end products. Though we are a global, geographically diversified business, with 62% of our total revenue generated outside of the Americas region in fiscal 2010, we see opportunities to further expand our geographic presence across all regions. We intend to continue to invest in sales and research and development staff to address these opportunities.

Billings, a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue (further described under "Non-GAAP Financial Measures"), were $375.4 million, an increase of 33% compared to fiscal 2009. Total revenue was $324.7 million for fiscal 2010, an increase of 29% compared to fiscal 2009. Product revenue was $135.1 million, an increase of 37% compared to fiscal 2009, and a greater percentage of total revenue (42% in fiscal 2010, compared to 39% in fiscal 2009). A factor in the product revenue growth was the introduction of new products over the past year, including some non-FortiGate products. Services revenue in fiscal 2010 was $172.0 million, an increase of 24% compared to fiscal 2009. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 53% and 55% of total revenue for fiscal 2010 and 2009, respectively. Ratable product and services revenue in fiscal 2010 was $17.5 million, an increase of 23% compared to fiscal 2009.

For fiscal 2010, $124.0 million, or 38%, of our total revenue was generated from the Americas, representing an increase of 34% from fiscal 2009. Europe, Middle East and Africa ("EMEA") generated $121.6 million, or 38%, of our total revenue during fiscal 2010, representing an increase of 27% from fiscal 2009. Asia Pacific and Japan ("APAC") generated $79.1 million, or 24%, of our total revenue during fiscal 2010, representing an increase of 24% from fiscal 2009.

In fiscal 2010, we experienced increased leverage from our prior investments in our sales and marketing organization, combined with our continued focus on effectively managing related expenses, as evidenced by the fact that sales and marketing expenses increased 16% from fiscal 2009, while our revenue increased 29% from fiscal 2009 (as discussed under "Results of Operations" below). We are also seeing improvements in productivity and efficiencies in our overall headcount as our annualized fiscal 2010 revenue per employee, defined as revenue divided by average headcount, reached $254,000, up from $217,000 for fiscal 2009. Although headcount increased during fiscal 2010 from 1,223 at the end of fiscal 2009 to 1,336, our pace of hiring was slower than originally targeted for fiscal 2010, as it was a challenge to hire qualified sales and technical staff as quickly as we had anticipated due in part to the competitive landscape, the degree of specialized security expertise required, and increased turnover as the business climate improved within our industry.

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

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $50.7 million from $201.9 million at December 31, 2009 to $252.6 million at December 31, 2010. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. We also ended fiscal 2010 with $387.5 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Fiscal Year or as of Fiscal Year End
	2010	2009 (3)	2008
	($ amounts in 000's)
Revenue	324,696	252,115	211,791
Gross margin	73.8%	72.2%	69.1%
Operating income (1)	55,341	25,334	4,927
Operating margin	17.0%	10.0%	2.3%
Total deferred revenue	252,631	201,930	171,617
Increase in total deferred revenue	50,701	30,313	40,362
Cash, cash equivalents and investments	387,460	260,314	124,190
Cash provided by operating activities	103,383	61,971	37,686
Free cash flow (2)	99,607	57,382	34,888
___________________
(1) Includes:
Stock-based compensation expense:	9,315	7,461	5,299
Non-cash asset acquisition related write-offs:	—	2,387	—
The non-cash acquisition related write-offs are expenses for intangible assets that have no future value.

(2) Free cash flow is a non-GAAP financial measure, which we define as cash flow from operations minus capital expenditures, as further described below.

(3) Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis.
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

Cash provided by operating activities. We monitor cash provided by operating activities as a measure of our overall business performance. Our cash provided by operating activities is driven in large part by advance payments for both new and renewal contracts for subscription and support services. Monitoring cash provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash provided by operating activities was $103.4 million in fiscal 2010, $62.0 million in fiscal 2009, and $37.7 million in fiscal 2008. In fiscal 2010, free cash flow (a non-GAAP financial measure, described under "Non-GAAP Financial Measures" below) was $99.6 million, compared to $57.4 million in fiscal 2009 and $34.9 million in fiscal 2008.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and non-GAAP operating margin, non-GAAP operating expenses, non-GAAP net income and non-GAAP free cash flow. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge, and for fiscal 2009 only, non-cash asset acquisition related write-offs. Non-GAAP income from operations is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense and for fiscal 2009 only, non-cash asset acquisition related write-offs. The non-cash asset acquisition related write-offs that we exclude from our fiscal 2009 non-GAAP financial measures are charges for intangible assets that have no future value, but these charges do not include amortization related to the intangible assets that provide an ongoing benefit to our recurring operations. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense. Non-GAAP net income is net income plus stock-based compensation expense and non-cash asset acquisition related write-offs, less the related tax effects. Free cash flow, an alternative non-GAAP measure of liquidity, is defined as net cash provided by operating activities less capital expenditures.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges, namely, stock-based compensation expense. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' compensation that reflects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for fiscal 2010, 2009 and 2008. For fiscal 2010, both GAAP and non-GAAP results below include approximately $1.3 million of payroll tax expense resulting from the exercise of employee stock options during the year. Payroll tax expense associated with stock option exercises during fiscal 2009 and 2008 was immaterial.

	Fiscal Year
	2010		2009		2008
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Total revenue	324,696		252,115		211,791
GAAP gross profit and margin	239,490	73.8	182,140	72.2	146,319	69.1
Stock-based compensation expense	1,030	0.3	760	0.3	467	0.2
Non-cash asset acquisition related write-offs	—	—	2,387	0.9	—	—
Non-GAAP gross profit and margin	240,520	74.1	185,287	73.4	146,786	69.3
GAAP income from operations and margin	55,341	17.0	25,334	10.0	4,927	2.3
Stock-based compensation expense:
Cost of revenue	1,030	0.3	760	0.3	467	0.2
Research and development	2,339	0.9	1,963	0.8	1,049	0.5
Sales and marketing	3,810	1.2	3,020	1.2	2,512	1.2
General and administrative	2,136	0.4	1,718	0.7	1,271	0.6
Total stock-based compensation	9,315	2.8	7,461	3.0	5,299	2.5
Non-cash asset acquisition related write-offs	—	—	2,387	0.9	—	—
Non-GAAP income from operations and margin	64,656	19.8	35,182	13.9	10,226	4.8

	Fiscal Year
	2010		2009		2008
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	49,801	15.3	42,195	16.7	37,035	17.5
Stock-based compensation	(2,339)	(0.9)	(1,963)	(0.8)	(1,049)	(0.5)
Non-GAAP research and development expenses	47,462	14.4	40,232	15.9	35,986	17.0
Sales and marketing expenses:
GAAP sales and marketing expenses	111,968	34.5	96,291	38.2	87,717	41.4
Stock-based compensation	(3,810)	(1.2)	(3,020)	(1.2)	(2,512)	(1.2)
Non-GAAP sales and marketing expenses	108,158	33.3	93,271	37.0	85,205	40.2
General and administrative expenses:
GAAP general and administrative expenses	22,380	6.9	18,320	7.3	16,640	7.9
Stock-based compensation	(2,136)	(0.4)	(1,718)	(0.7)	(1,271)	(0.6)
Non-GAAP general and administrative expenses	20,244	6.5	16,602	6.6	15,369	7.3
Total operating expenses:
GAAP operating expenses	184,149	56.7	156,806	62.2	141,392	66.8
Stock-based compensation	(8,285)	(2.5)	(6,701)	(2.7)	(4,832)	(2.3)
Non-GAAP operating expenses	175,864	54.2	150,105	59.5	136,560	64.5

	Fiscal Year
	2010	2009	2008
	($ and share amounts in 000's, except per share amounts)
Net Income:
GAAP net income	41,245	60,179	7,363
Stock-based compensation expense (1)	9,315	7,461	5,299
Non-cash asset acquisition related write-offs (1)	—	2,387	—
Provision for income taxes (2)	15,096	(32,666)	1,888
Non-GAAP income before provision for income taxes	65,656	37,361	14,550
Tax effects related to non-GAAP adjustments (3)	(21,010)	(6,877)	(2,948)
Non-GAAP net income	44,646	30,484	11,602
Non-GAAP net income per share - diluted	0.57	0.47	0.17
Shares used in per share calculation - diluted	78,203	65,219	67,122
____________________
(1)    Stock-based compensation expense and non-cash asset acquisition related write-offs are added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)    Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes. The provision for fiscal 2009 included a $37.8 million tax benefit from the reversal of our valuation allowance.
(3)    We used a 32% effective tax rate in fiscal 2010 to calculate non-GAAP net income for fiscal 2010. The 32% effective tax rate reflects the exclusion of GAAP based stock option benefits, as well as the reinstated Federal R&D Credit. Our effective tax rate for fiscal 2009 was 18% which reflects only our foreign tax provision as our US operations had net operating losses to offset any taxable income.

	Fiscal Year
	2010	2009	2008
	($ amounts in 000's)
Billings:
Revenue	324,696	252,115	211,791
Increase in deferred revenue	50,701	30,313	40,363
Total billings (Non-GAAP)	375,397	282,428	252,154

	Fiscal Year
	2010	2009	2008
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	103,383	61,971	37,686
Less purchases of property and equipment	(3,776)	(4,589)	(2,798)
Free cash flow (Non-GAAP)	99,607	57,382	34,888
Net cash provided by (used in) investing activities	(283,710)	13,757	(53,706)
Net cash provided by financing activities	34,019	78,049	2,117

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. In fiscal 2010, we recognized our revenue in accordance with the guidance in ASC 985-605-25 (formerly referred to as Statement of Position, or SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) which is discussed in further detail in “—Critical Accounting Policies and Estimates—Revenue Recognition” below. According to ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue is comprised of the following:

•	Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager and, FortiAnalyzer, as well as some of our other products. We generally recognize revenue for products sold to distributors under the “sell-in” method upon shipment to the distributor and, for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at relatively comparable levels.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel, and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration. We also generate a small portion of our revenue from professional services and training services and we recognize this revenue upon completion of the project. As a percentage of total revenue, we expect our services revenue to remain at relatively comparable levels.

•
Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be segregated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the life of the service performance period. See “—Critical Accounting Policies and Estimates—Revenue Recognition.” In fiscal 2009 and 2010, ratable product and service revenue represented approximately 5% to 6% of total revenue.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 3 - Legal Proceedings.” For fiscal 2009 and 2010, this royalty represented approximately 1% of total revenue and we do not expect this percentage to increase substantially in the foreseeable future.

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

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain at comparable levels or decline modestly compared to that achieved in fiscal 2010.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. We have generally maintained consistent services gross margins in fiscal 2009 and fiscal 2010.

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

•
Research and development. Research and development expense consists primarily of cash-based personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment, facility-related expenses and stock-based compensation expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred, except for capital equipment which is depreciated over time. Our development teams are primarily located in Canada, China, and the United States. We expect our spending for research and development to increase in absolute dollars and may increase modestly as a percentage of total revenue compared to fiscal 2010 results.

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs including salary, benefits and commissions. Additional sales and marketing expenses include stock-based compensation, promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to increase our presence in new geographic markets and enterprise verticals, add new customers and increase penetration within our existing customer base. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense.

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, and defend our intellectual property.

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

Provision for income taxes. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to current U.S. income taxes. Our effective tax rates differ from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits (particularly the recently reinstated U.S. Federal Research and Development Tax Credit), withholding taxes, nondeductible compensation and expenses and adjustments related to our intercompany transfer pricing.

The income tax provision for fiscal 2010 was comprised primarily of domestic income taxes, foreign income taxes and withholding taxes. The 2010 effective tax rate was impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries as well as the reinstated U.S. Federal Research and Development Tax Credit. The income tax provision for fiscal 2009 reflected a tax benefit related to the release of the valuation allowance, which resulted in the recognition of deferred tax assets. For periods beginning in 2010, as a result of fully reversing our valuation allowance, we expect that our effective tax rate will approximate the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits (when applicable), withholding tax, nondeductible compensation and adjustments related to intercompany transfer pricing.

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

Revenue Recognition

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASC 985-605 and all related interpretations. See “—Recent Accounting Pronouncements in the notes to the consolidated financial statements” for a discussion of new revenue recognition standards that we will be required to adopt for fiscal 2011. We are still assessing the impact of the new standards and have not reflected in this annual report any impact such standards may have on our consolidated financial statements.

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

For arrangements that include customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no rights of return and end-customers upon shipment of the appliance, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of return. We recognize product revenue on sales made through such distributors upon sale by the distributor to the end-customer, at which time rights of return generally lapse. Substantially all of our products have been sold in combination with subscription or support services. Subscription services provide access to our antivirus, intrusion prevention, Web filtering, and antispam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

We commence our subscription and support services on the date the customer registers the appliance. The customer is then entitled to service for the stated contractual period beginning on the registration date.

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence ("VSOE") of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist, typically for subscription and support services, revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

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

At December 31, 2010, our allowance for sales returns was $2.0 million compared to $5.0 million at December 31, 2009. The decrease was the result of improved efficiency in processing sales incentives through the system at period end. If our allowance for sales returns was to increase by 10%, or $0.2 million, our net revenue would decrease by $0.2 million for fiscal 2010.

Stock-Based Compensation

Employees. We have accounted for stock-based awards to employees in accordance with ASC 718 (SFAS 123R), which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period using the straight-line method. Our option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Non-employees. During fiscal 2010, 2009 and 2008 we issued to non-employees in exchange for services, options to purchase shares of common stock. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force (EITF) Issue No. 96-18), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model.

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

We account for uncertain tax positions in accordance with ASC 740-10 (FIN 48), which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740-10 requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of fiscal 2009 we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we released all of the valuation allowance on our net deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

	Fiscal Year (1)
	2010	2009 (2)	2008
	($ amounts in 000's)
Consolidated Statement of Operations Data:
Revenue
Product	135,140	98,686	94,587
Services	172,046	139,172	105,292
Ratable product and services	17,510	14,257	11,912
Total revenue	324,696	252,115	211,791
Cost of revenue
Product	51,944	42,166	41,397
Services	26,967	22,265	19,441
Ratable product and services	6,295	5,544	4,634
Total cost of revenues	85,206	69,975	65,472
Gross profit
Product	83,196	56,520	53,190
Services	145,079	116,907	85,851
Ratable product and services	11,215	8,713	7,278
Total gross profit	239,490	182,140	146,319
Operating expenses
Research and development	49,801	42,195	37,035
Sales and marketing	111,968	96,291	87,717
General and administrative	22,380	18,320	16,640
Total operating expenses	184,149	156,806	141,392
Operating income	55,341	25,334	4,927
Interest income	1,815	1,981	2,614
Other income (expense), net	(815)	198	1,710
Income before income taxes	56,341	27,513	9,251
Provision for (benefit from) income taxes	15,096	(32,666)	1,888
Net income	41,245	60,179	7,363
____________________

(1)	Our fiscal years ended on December 31, 2010, December 31, 2009 and December 28, 2008.

(2)
Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. This change in period end had the effect of increasing the number of days in fiscal 2009 by four days.

	Fiscal Year
	2010	2009	2008
	(as % of revenue)
Revenue
Product	41.6	39.1	44.7
Services	53.0	55.2	49.7
Ratable product and services	5.4	5.7	5.6
Total revenue	100.0	100.0	100.0
Total cost of revenue	26.2	27.8	30.9
Total gross profit	73.8	72.2	69.1
Operating expenses
Research and development	15.3	16.7	17.5
Sales and marketing	34.6	38.2	41.4
General and administrative	6.9	7.3	7.9
Total operating expenses	56.8	62.2	66.8
Operating income	17.0	10.0	2.3
Interest income	0.7	0.8	1.3
Other income (expense), net	(0.2)	0.1	0.8
Income before provision for income taxes	17.5	10.9	4.4
Provision for (benefit from) income taxes	4.6	(13.0)	0.9
Net income	12.9	23.9	3.5

Fiscal Years 2010 and 2009

Revenue

	Fiscal Year
	2010		2009
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	135,140	41.6	98,686	39.1	36,454	36.9
Services	172,046	53.0	139,172	55.2	32,874	23.6
Ratable product and services	17,510	5.4	14,257	5.7	3,253	22.8
Total revenue	324,696	100.0	252,115	100.0	72,581	28.8
Revenue by Geography:
Americas	123,961	38.2	92,621	36.7	31,340	33.8
EMEA	121,604	37.5	95,886	38.1	25,718	26.8
APAC	79,131	24.3	63,608	25.2	15,523	24.4
Total revenue	324,696	100.0	252,115	100.0	72,581	28.8

Total revenue increased $72.6 million, or 28.8%, in fiscal 2010 compared to fiscal 2009. The Americas region contributed the largest portion of this growth. Product revenue increased $36.5 million, or 36.9%, compared to fiscal 2009. The increase in product revenue was primarily driven by higher product sales volume across all regions. When looking at the mix of product revenue, there was a greater mix of our high-end products due to increased sales to enterprise and service provider customers as evidenced by a 79% increase in the number of $500,000+ deals in fiscal 2010 compared to fiscal 2009. Services revenue increased $32.9 million, or 23.6%, in fiscal 2010 compared to fiscal 2009 due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base and our increased focus on contract renewals. The growth in services revenue tends to lag growth in billings and product revenue due to amortization of revenue over the service period. The growth in ratable product and services revenue was due to a slight decrease in the weighted-average service period as a result of a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably.

Cost of revenue and gross margin

	Fiscal Year
	2010	2009	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	51,944	42,166	9,778	23.2
Services	26,967	22,265	4,702	21.1
Ratable product and services	6,295	5,544	751	13.5
Total cost of revenue	85,206	69,975	15,231	21.8
Gross margin (%):
Product	61.6	57.3	4.3
Services	84.3	84.0	0.3
Ratable product and services	64.0	61.1	2.9
Total gross margin	73.8	72.2	1.6

Total gross margin increased 1.6 percentage points in fiscal 2010 primarily due to improved product margins in fiscal 2010 compared to fiscal 2009. Product gross margin increased 4.3 percentage points in fiscal 2010 compared to fiscal 2009 primarily due to a greater mix of our high-end products and the absence of asset acquisition related write-offs compared to a $2.4 million write-off in fiscal 2009. From time to time, we have experienced sales of previously reserved inventory. During fiscal 2010, we experienced a positive impact of 0.7 percentage points due to the sale of fully reserved inventory compared to a positive impact of 1.1 percentage points in fiscal 2009. Services gross margin was relatively flat as we continued to make investments in our Americas support, professional services and FortiGuard global security research organizations. Services cost increased by $4.7 million primarily due to a $2.9 million increase in cash-based personnel costs related to headcount increases. Travel, depreciation and other expenses increased a combined $0.8 million. In addition, occupancy-related costs increased $0.7 million and stock-based compensation increased $0.3 million. Ratable product and services gross margin increased 2.9 percentage points as a result of leverage achieved from cost reductions with respect to overhead.

Operating Expenses

	Fiscal Year				$ Change	% Change
	2010		2009
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Operating expenses:
Research and development	49,801	15.3	42,195	16.7	7,606	18.0
Sales and marketing	111,968	34.5	96,291	38.2	15,677	16.3
General and administrative	22,380	6.9	18,320	7.3	4,060	22.2
Total operating expenses	184,149	56.7	156,806	62.2	27,343	17.4

Research and development expense

Research and development expense increased $7.6 million, or 18.0%, in fiscal 2010 compared to fiscal 2009 primarily due to an increase of $5.2 million in cash-based personnel costs as a result of increased headcount to support continued enhancements of our products, higher occupancy-related costs of $1.7 million due to a move into a new office facility in Vancouver with significantly increased square footage, plus early termination and moving costs, an increase of $0.4 million in stock-based compensation expense, and an increase of $0.3 million in product development related expenses, such as non-recurring engineering (NRE), testing and certifications. A 10% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expenses.

Sales and marketing expense

Sales and marketing expense increased $15.7 million, or 16.3%, in fiscal 2010 compared to fiscal 2009 as we continued to increase our sales headcount in order to expand our global footprint. The increase consisted of cash-based personnel costs of $14.5 million as a result of increased headcount, a $1.3 million increase in travel as a result of our overall sales growth of 29% and particularly sales growth in the Americas of 34%, a $0.8 million increase in stock-based compensation expense, and a $0.2 million increase in professional services. These increases were partially offset by a $1.1 million decrease in marketing-related expenses. As a percentage of revenue, sales and marketing expenses decreased 3.7 percentage points due to the leverage we are achieving from the investment in our salesforce during the past year, as evidenced by revenue growth of 29% exceeding sales and marketing expenses growth of 16%.

General and administrative expense

In fiscal 2010, general and administrative expense increased $4.1 million, or 22.2%, compared to fiscal 2009. The increase was primarily due to a $1.8 million increase in legal expenses to support various patent litigation matters and a $0.6 million increase in accounting-related expenses due to being a public company. In addition, cash-based personnel costs increased $1.3 million and stock-based compensation expense increased $0.4 million.

Interest income and other income (expense), net

	Fiscal Year
	2010	2009	$ Change	% Change
	($ amounts in 000's)
Interest income	1,815	1,981	(166)	(8.4)
Other income (expense), net	(815)	198	(1,013)	(511.6)

The $0.2 million decrease in interest income in fiscal 2010 compared to fiscal 2009 was due to lower interest rates earned, despite higher balances of cash, cash equivalents and investments. The change in other income (expense), net for fiscal 2010 when compared to fiscal 2009 was the result of foreign exchange losses in fiscal 2010 due to the weakening of the U.S. dollar against the Australian Dollar, Chinese Yuan, and Japanese Yen.

Provision for (benefit from) income taxes

	Fiscal Year		$ Change	% Change
	2010	2009
	($ amounts in 000's)
Provision for (benefit from) income taxes	15,096	(32,666)	47,762	*
Effective tax rate (%)	26.8	(118.7)		*
_________________________
*not meaningful

Our effective tax rate was 26.8% for fiscal 2010, compared with an effective tax rate of negative 118.7% for fiscal 2009. The provision for income taxes for fiscal 2010 is comprised primarily of federal, state and foreign income taxes. The 2010 effective tax rate is impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries, as well as the reinstated U.S. Federal Research and Development Tax Credit. The increase in the provision for income taxes for fiscal 2010 compared to fiscal 2009 reflected the release of the valuation allowance against our net deferred tax assets in fiscal 2009. We generated pretax income in fiscal 2009 and 2008. As a result of this positive earnings trend and projected future taxable income, we reversed approximately $44.2 million of deferred tax asset valuation allowance in fiscal 2009 after having determined that it was more likely than not that our deferred tax assets would be realized. This reversal resulted in recognition of an income tax benefit totaling $37.8 million. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings. Furthermore, we continue to evaluate our net deferred tax asset position, in regards to the likelihood of realization of our deferred tax assets.

Fiscal Years 2009 and 2008

Revenue

	Fiscal Year				$ Change	% Change
	2009		2008
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Revenue:
Product	98,686	39.1	94,587	44.7	4,099	4.3
Services	139,172	55.2	105,292	49.7	33,880	32.2
Ratable product and services	14,257	5.7	11,912	5.6	2,345	19.7
Total revenue	252,115	100.0	211,791	100.0	40,324	19.0
Revenue by Geography:
Americas	92,621	36.7	75,367	35.6	17,254	22.9
EMEA	95,886	38.1	79,755	37.7	16,131	20.2
APAC	63,608	25.2	56,669	26.7	6,939	12.2
Total revenue	252,115	100.0	211,791	100.0	40,324	19.0

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

Cost of revenue and gross margin

	Fiscal Year		$ Change	% Change
	2009	2008
	($ amounts in 000's)
Cost of revenue:
Product	42,166	41,397	769	1.9
Services	22,265	19,441	2,824	14.5
Ratable product and services	5,544	4,634	910	19.6
Total cost of revenue	69,975	65,472	4,503	6.9
Gross margin (%):
Product	57.3	56.2	1.1
Services	84.0	81.5	2.5
Ratable product and services	61.1	61.1	—
Total gross margin	72.2	69.1	3.1

Total gross margin increased 3.1 percentage points in fiscal 2009 primarily due to improved product and service margins and a higher mix of services revenue in fiscal 2009 compared to fiscal 2008. Product gross margin increased 1.1 percentage points in fiscal 2009 compared to fiscal 2008 primarily due to lower warranty-related return costs which resulted in a savings of $3.2 million, partially offset by $2.4 million of asset acquisition related write-offs. The 2.5 percentage point increase in services gross margin was primarily due to growth in services revenue resulting from a larger customer base to leverage our support cost structure. Services cost increased $2.8 million primarily due to $2.0 million of higher cash-based personnel costs related to headcount increases in our professional services and training teams and an increase of $0.3 million in stock-based compensation expense. Ratable product and services gross margin was unchanged in the period.

Operating expenses

	Fiscal Year				$ Change	% Change
	2009		2008
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Operating expenses:
Research and development	42,195	16.7	37,035	17.5	5,160	13.9
Sales and marketing	96,291	38.2	87,717	41.4	8,574	9.8
General and administrative	18,320	7.3	16,640	7.9	1,680	10.1
Total operating expenses	156,806	62.2	141,392	66.8	15,414	10.9

Research and development expense

Research and development expense increased $5.2 million, or 13.9%, in fiscal 2009 compared to fiscal 2008, primarily due to an increase of $3.7 million in cash-based personnel costs as a result of increased headcount to support continued enhancements of our products. We also had an increase of $0.9 million in stock-based compensation expense, an increase of $0.2 million in depreciation expense and $0.2 million in supplies and other expenses.

Sales and marketing expense

Sales and marketing expense increased $8.6 million, or 9.8%, in fiscal 2009 compared to fiscal 2008, primarily due to increased cash-based personnel costs of $5.4 million based on increased headcount primarily in the U.S., a $1.3 million increase in promotional and other marketing-related expenses, a $0.4 million increase in travel, a $0.4 million increase in depreciation costs, and a $0.5 million increase in stock-based compensation expense, offset by a $0.5 million decrease in rent and occupancy-related expenses. As a percentage of revenue, sales and marketing expenses decreased 3.2 percentage points.

General and administrative expense

In fiscal 2009, general and administrative expense increased $1.7 million, or 10.1%, compared to fiscal 2008. The increase was primarily due to a $0.9 million increase in external legal services, a $0.5 million increase in accounting-related services, a $0.5 million increase in rent and occupancy-related expenses and a $0.4 million increase in stock-based compensation expense. These increases were partially offset by a $0.5 million decrease in computer related supplies and a $0.2 million decrease in travel expenses.

Interest income and other income (expense), net

	Fiscal Year		$ Change	% Change
	2009	2008
	($ amounts in 000's)
Interest income	1,981	2,614	(633)	(24.2)
Other income (expense), net	198	1,710	(1,512)	(88.4)

The $0.6 million decrease in interest income in fiscal 2009 compared to fiscal 2008 was due to lower interest rates earned, despite higher balances of cash, cash equivalents and short-term investments. The change in other income (expense), net for fiscal 2009 was the result of a stronger U.S. dollar compared to the Euro, British Pound and the Canadian dollar in 2008 when compared to 2009.

Provision for (benefit from) income taxes

	Fiscal Year		$ Change	% Change
	2009	2008
	($ amounts in 000's)
Provision for (benefit from) income taxes	(32,666)	1,888	(34,554)	*
Effective tax rate (%)	(118.7)	20.4		*
_________________________
*not meaningful

Our effective tax rate was negative 118.7% for fiscal 2009, compared to an effective tax rate of 20.4% for fiscal 2008. The provision for income taxes for fiscal 2009 is comprised primarily of federal, state and foreign income taxes as well as the release of the valuation allowance. The decrease in the provision for income taxes for fiscal 2009 compared to fiscal 2008 was attributable to the release of the valuation allowance against our net deferred tax assets. We generated pretax income in fiscal 2009 and 2008. As a result of this positive earnings trend and projected future taxable income, we reversed approximately $44.2 million of deferred tax asset valuation allowance in fiscal 2009 after having determined that it was more likely than not that our deferred tax assets would be realized. This reversal resulted in recognition of an income tax benefit totaling $37.8 million.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009 (1)	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010
	($ amounts in 000's, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	19,326	24,451	25,550	29,359	27,110	31,037	35,913	41,080
Services	31,573	33,473	36,712	37,414	38,625	40,964	44,527	47,930
Ratable product and services	3,295	3,421	3,602	3,939	4,060	4,330	4,531	4,589
Total revenue	54,194	61,345	65,864	70,712	69,795	76,331	84,971	93,599
Cost of revenue:
Product (2)	8,305	10,316	10,428	13,117	11,314	11,822	13,263	15,545
Services (2)	5,048	5,357	5,550	6,310	6,468	6,818	6,565	7,116
Ratable product and services	1,301	1,306	1,455	1,482	1,593	1,525	1,615	1,562
Total cost of revenue	14,654	16,979	17,433	20,909	19,375	20,165	21,443	24,223
Total gross profit	39,540	44,366	48,431	49,803	50,420	56,166	63,528	69,376
Operating expenses:
Research and development (2)	9,876	10,534	10,797	10,988	11,934	12,676	12,389	12,802
Sales and marketing (2)	21,763	24,341	23,468	26,719	26,723	27,777	26,987	30,481
General and administrative (2)	4,672	4,516	4,490	4,642	5,059	5,933	5,993	5,395
Total operating expenses	36,311	39,391	38,755	42,349	43,716	46,386	45,369	48,678
Operating income	3,229	4,975	9,676	7,454	6,704	9,780	18,159	20,698
Interest income	714	535	428	304	268	399	514	634
Other income (expense), net	494	(282)	(64)	50	(250)	87	(402)	(250)
Income before income taxes	4,437	5,228	10,040	7,808	6,722	10,266	18,271	21,082
Provision for (benefit from) income taxes	663	652	2,151	(36,132)	2,504	3,397	4,254	4,941
Net income	3,774	4,576	7,889	43,940	4,218	6,869	14,017	16,141
Net income (loss) per share attributable to common stockholders (3):
Basic	(0.07)	—	0.11	1.02	0.06	0.10	0.20	0.22
Diluted	(0.07)	—	0.10	0.62	0.06	0.09	0.18	0.20
_____________________________

(1)	Our transition to a calendar year and quarters beginning in the third quarter of fiscal 2009 had the effect of increasing the number of days in fiscal 2009 by four days relative to fiscal 2010.

(2)	Includes stock-based compensation expense and asset acquisition related write-offs as follows:

	Three Months Ended
	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010
	($ amounts in 000's)
Cost of product revenue	24	27	25	26	24	26	26	25
Cost of services revenue	124	172	169	193	208	234	242	245
Research and development	378	498	516	571	554	587	600	598
Sales and marketing	644	692	767	917	866	897	1,017	1,030
General and administrative	380	404	459	475	496	520	549	571
Total stock-based compensation	1,550	1,793	1,936	2,182	2,148	2,264	2,434	2,469
Asset acquisition related write-offs	—	631	93	1,663	—	—	—	—
Total stock based compensation and asset acquisition related write-offs	1,550	2,424	2,029	3,845	2,148	2,264	2,434	2,469

_______________________________________________

(3)	See Note 7 to the Consolidated Financial Statements.

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect seasonality in the sale of our products, subscriptions and services. In general, a pattern of increased customer buying at year-end has positively impacted sales activity in the fourth quarter. In the first quarter we generally experience lower sequential billings and product revenues, which results in lower product revenue. Our product revenue in the third quarter can be negatively affected by reduced economic activity in Europe during the summer months. During fiscal 2010, the growth in the Americas during the third quarter more than offset the slight decline in Europe, but this may not always be the case. Similarly, our gross margins and operating income have been affected by these historical trends because expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past twelve quarters has increased sequentially in every quarter except for the first quarters of fiscal 2010 and fiscal 2009. We believe these declines in the first and third quarters of fiscal 2010 are based on seasonality as discussed above, which particularly impacts our product revenue. Product revenue in all of the quarters of fiscal 2010 was higher as compared to the same periods in fiscal 2009, which we believe was due in part to the investments made in our sales organization and improvements in overall corporate IT spending.

	Three Months Ended
	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010
	($ amounts in 000's)
Consolidated Statements of Operations Data:
Revenue:
Product	19,326	24,451	25,550	29,359	27,110	31,037	35,913	41,080
Services	31,573	33,473	36,712	37,414	38,625	40,964	44,527	47,930
Ratable product and services	3,295	3,421	3,602	3,939	4,060	4,330	4,531	4,589
Total revenue	54,194	61,345	65,864	70,712	69,795	76,331	84,971	93,599
As a percentage of revenue:
Revenue (%):
Product	35.7	39.9	38.8	41.5	38.8	40.7	42.3	43.9
Services	58.3	54.6	55.7	52.9	55.3	53.7	52.4	51.2
Ratable product and services	6.0	5.5	5.5	5.6	5.9	5.6	5.3	4.9
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Quarterly Gross Margin Trend

Gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services, types of products sold and the average selling prices of our products. Product gross margins in the fourth quarter of fiscal 2009 decreased due to asset acquisition related costs of $1.7 million. Services gross margins have increased or remained relatively flat, with minor fluctuations, from the first quarter of fiscal 2009 through the fourth quarter of fiscal 2010 due to higher revenue and a larger customer base over which to spread related costs. We experienced a slight decrease in services gross margins during the fourth quarter of fiscal 2009 and first two quarters of fiscal 2010 due to an increase in headcount as we invested in support personnel.

	Three Months Ended
	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010
Gross Margin by Component of Revenue:
Gross margin (%):
Product	57.0	57.8	59.2	55.3	58.3	61.9	63.1	62.2
Services	84.0	84.0	84.9	83.1	83.3	83.4	85.3	85.2
Ratable product and services	60.5	61.8	59.6	62.4	60.8	64.8	64.4	66.0
Total gross margin	73.0	72.3	73.5	70.4	72.2	73.6	74.8	74.1

	Three Months Ended
	Mar 29, 2009	Jun 28, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010
Reconciliation of GAAP to non-GAAP gross margin:
GAAP Gross margin (%):	73.0	72.3	73.5	70.4	72.2	73.6	74.8	74.1
Stock-based compensation	0.3	0.3	0.3	0.3	0.4	0.3	0.3	0.3
Asset acquisition-related write-offs	—	1.0	0.1	2.4	—	—	—	—
Non-GAAP gross margin	73.3	73.6	73.9	73.1	72.6	73.9	75.1	74.4

Liquidity and Capital Resources

	As of Fiscal Year End
	2010	2009	2008
	($ amounts in 000's)
Cash and cash equivalents	66,859	212,458	56,571
Investments	320,601	47,856	67,619
Total cash, cash equivalents and investments	387,460	260,314	124,190

Working capital	201,776	161,652	38,193

	Fiscal Year
	2010	2009	2008
	($ amounts in 000's)
Cash provided by operating activities	103,383	61,971	37,686
Cash provided by (used in) investing activities	(283,710)	13,757	(53,706)
Cash provided by financing activities	34,019	78,049	2,117
Effect of exchange rates on cash and cash equivalents	709	2,110	(937)
Net increase (decrease) in cash and cash equivalents	(145,599)	155,887	(14,840)

At December 31, 2010, our cash, cash equivalents, and investments of $387.5 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Fiscal Year
	2010	2009	2008
	($ amounts in 000's)
Net income	41,245	60,179	7,363
Adjustments for non-cash charges (1)	16,593	(15,166)	9,574
Net income before non-cash charges	57,838	45,013	16,937
Increase in deferred revenue	50,701	30,313	40,363
Increase (decrease) in income tax payable and deferred tax assets, net	11,739	(6,996)	(1,936)
Increase in accrued payroll and compensation	5,465	630	5,030
Increase (decrease) in accounts payable and accrued liabilities, net	4,800	5,203	(2,644)
Increase in accounts receivable	(17,784)	(8,508)	(18,350)
Increase in inventories	(5,946)	(2,012)	(189)
Increase in prepaid expenses and other assets, net	(3,794)	(609)	(294)
(Increase) decrease in deferred cost of revenues	364	(1,063)	(1,231)
Net cash provided by operating activities	103,383	61,971	37,686
____________________

(1)
Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, write-off of intangible assets, gain on disposal of fixed assets, amortization of investment premiums, excess tax benefit from employee stock option plans, and reversal of the valuation in fiscal 2009.

Operating Activities

In fiscal 2010, operating activities provided $103.4 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $41.2 million, increased by non-cash adjustments of $16.6 million and sources of cash of $73.1 million partially offset by uses of cash of $27.5 million. Non-cash adjustments consist of stock-based compensation expense of $9.3 million, amortization of investment premiums of $7.3 million, and depreciation and amortization of $5.7 million, partially offset by an excess tax benefit from employee stock option plans of $5.7 million. Sources of cash were related to a $50.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, an $11.7 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments (cash paid for taxes was $2.5 million), a $5.5 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $4.8 million increase in accrued liabilities and accounts payable, related to timing of payments, and a $0.4 million decrease in deferred cost of revenues. Uses of cash were related to a $17.8 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining flat (70 days), a $5.9 million increase in inventory primarily to support new product releases in the latter part of the year combined with the overall growth of our business, and a $3.8 million increase in prepaid expenses and other assets. Days sales outstanding is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily sales for the preceding 90 days.
In fiscal 2009, operating activities provided $62.0 million in cash as a result of net income of $60.2 million, decreased by non-cash adjustments of $15.2 million, increased by sources of cash of $36.1 million, and partially offset by uses of cash of $19.2 million. Non-cash adjustments consist of a tax benefit from the release of our valuation allowance of $30.2 million and excess tax benefit from employee stock option plans of $1.6 million, offset by stock-based compensation of $7.5 million, depreciation and amortization of $5.9 million, write-off of intangible assets of $2.4 million, and amortization of investment premiums of $0.8 million. Sources of cash were related to a $30.3 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, a $5.2 million increase in accounts payable and accrued liabilities due to timing of payments, and a $0.6 million increase in accrued payroll and compensation primarily related to increased headcount. Uses of cash were related to an $8.5 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining flat (69 days), a $7.0 million decrease in income tax payable and deferred tax assets, a $2.0 million increase in inventory, a $1.1 million increase in deferred cost of revenues and a $0.6 million increase in prepaid expenses and other assets.
In fiscal 2008, operating activities provided $37.7 million in cash as a result of net income of $7.4 million, increased by non-cash adjustments of $9.6 million, sources of cash of $45.4 million, partially offset by uses of cash of $24.6 million. Non-cash adjustments consist of stock-based compensation expense of $5.3 million and depreciation and amortization costs of $4.3 million. Sources of cash were related to a $40.4 million increase in deferred revenue, which was attributable to increased sales of our subscription and support services, and a $5.0 million increase in accrued payroll and compensation primarily related to increased headcount. Uses of cash were related to a $18.4 million increase in accounts receivable due to the overall growth of our business and a 13 day increase (from 57 to 70 days) in days sales outstanding due to slower customer payments, a $2.6 million decrease in accounts payable and accrued liabilities, related to timing of payments, a $1.9 million decrease in income tax payable and deferred tax assets, a $1.2 million increase in deferred cost of revenues related to the increase in ratable products and services deferred revenue, a $0.3 million increase in prepaid expenses and other assets, and a $0.2 million increase in inventory.

Investing Activities

In fiscal 2010, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $283.7 million of cash used by investing activities was due to net purchases of investments of $280.0 million reflecting primarily the transfer of funds from money market to corporate bonds, agency notes and commercial paper during the period. This was offset by $3.8 million used for capital expenditures.
In fiscal 2009, our investing activities consisted primarily of purchases and sales of investments associated with our investment balances and capital expenditures. The $13.8 million of cash provided by investing activities was due primarily to net maturities of short-term investments of $18.9 million. Additionally, we used cash of $4.6 million for capital expenditures and $0.5 million for the purchase of certain technology assets.
In fiscal 2008, the $53.7 million of cash used in investing activities was due primarily to $48.8 million in net purchases of investments. Additionally, we used cash of $2.8 million for capital expenditures, $1.0 million for the purchase of assets from IPLocks and $1.0 million for the purchase of certain other technology assets.

Financing Activities

In fiscal 2010, our financing activities resulted in net cash provided of $34.0 million as a result of receiving proceeds of $29.1 million from the exercise of stock options and warrants to purchase our common stock and an excess tax benefit from employee stock option plans of $5.8 million related to option exercises, partially offset by $0.9 million of issuance costs paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

In fiscal 2009, our financing activities resulted in net cash provided of $78.0 million as a result of receiving proceeds of $91.5 million, net of issuance costs paid of $3.3 million, from the sale of common stock in connection with our initial public offering in November 2009. In addition, we received proceeds of $4.0 million from the exercise of stock options and warrants to purchase our common stock and had an in excess tax benefit from employee stock option plans of $1.6 million, all partially offset by $15.8 million related to the repurchase of our preferred and common stock in the first half of fiscal 2009.

In fiscal 2008, our financing activities related to proceeds of $2.1 million, as a result of exercises of stock options to purchase our common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	($ amounts in 000's)
Operating leases (1)	20,438	7,493	11,636	1,309	—
Purchase commitments (2)	18,566	18,566	—	—	—
Royalty commitments (3)	4,000	1,000	2,500	500	—
Total (4)	43,004	27,059	14,136	1,809	—
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend and Fortinet, which are subject to dispute. See “Item 3—Legal Proceedings.” We have accrued a total payment including interest of $4.3 million as of December 31, 2010, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

(4)	No amounts related to ASC 740-10 (FIN 48) are included. As of December 31, 2010, we had approximately $11.2 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2010, 2009 and 2008, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2010, 2009 and 2008 would have resulted in a decrease in our interest income of approximately $0.2 million, $0.2 million and $0.3 million, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). To help protect against significant fluctuations in the value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted cash outflows denominated in EUR. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815 Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the consolidated statement of operations. Gains or losses resulting from settled forward exchange contracts related to future forecasted cash outflows are recorded in operating expenses in the consolidated statement of operations, in the same period the hedged items occur. Gains or losses resulting from unsettled forward exchange contracts related to future forecasted cash outflows are recorded in other comprehensive income in the consolidated balance sheet. We recognized an expense of $0.8 million in other income (expense), net in fiscal 2010 due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the EUR, GBP, CAD, or JPY could adversely impact our operating expenses in the future.

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
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
San Jose, California
February 24, 2011

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,859	$212,458
Short-term investments	246,651	47,856
Accounts receivable, net of allowance for doubtful accounts of $303 and $367 at December 31, 2010 and December 31, 2009, respectively	72,336	54,551
Inventory	13,517	10,649
Deferred tax asset	8,158	9,652
Prepaid expenses and other current assets	8,849	3,100
Deferred cost of revenues	3,788	3,951
Total current assets	420,158	342,217
PROPERTY AND EQUIPMENT—Net	7,056	6,387
DEFERRED TAX ASSET—Non-current	37,443	31,671
DEFERRED COST OF REVENUES	5,543	5,743
LONG-TERM INVESTMENTS	73,950	—
OTHER ASSETS	1,272	1,195
TOTAL ASSETS	$545,422	$387,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,761	$10,987
Accrued liabilities	16,303	15,050
Accrued payroll and compensation	19,670	13,991
Deferred revenue	169,648	140,537
Total current liabilities	218,382	180,565
DEFERRED REVENUE—Non-current	82,983	61,393
OTHER NON-CURRENT LIABILITIES	11,603	2,803
Total liabilities	312,968	244,761
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 75,085 and 67,517 shares issued and 74,381 and 66,813 shares outstanding at December 31, 2010 and December 31, 2009, respectively	75	67
Additional paid-in-capital	251,920	204,268
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	2,181	1,084
Accumulated deficit	(18,727)	(59,972)
Total stockholders’ equity	232,454	142,452
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$545,422	$387,213
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008
REVENUE:
Product	$135,140	$98,686	$94,587
Services	172,046	139,172	105,292
Ratable product and services	17,510	14,257	11,912
Total revenue	324,696	252,115	211,791
COST OF REVENUE:
Product	51,944	42,166	41,397
Services	26,967	22,265	19,441
Ratable product and services	6,295	5,544	4,634
Total cost of revenue	85,206	69,975	65,472
GROSS PROFIT:
Product	83,196	56,520	53,190
Services	145,079	116,907	85,851
Ratable product and services	11,215	8,713	7,278
Total gross profit	239,490	182,140	146,319
OPERATING EXPENSES:
Research and development	49,801	42,195	37,035
Sales and marketing	111,968	96,291	87,717
General and administrative	22,380	18,320	16,640
Total operating expenses	184,149	156,806	141,392
OPERATING INCOME	55,341	25,334	4,927
INTEREST INCOME	1,815	1,981	2,614
OTHER INCOME (EXPENSE)—Net	(815)	198	1,710
INCOME BEFORE INCOME TAXES	56,341	27,513	9,251
PROVISION FOR (BENEFIT FROM) INCOME TAXES	15,096	(32,666)	1,888
NET INCOME	$41,245	$60,179	$7,363
Net income per share attributable to common stockholders (Note 7):
Basic	$0.59	$1.93	$0.02
Diluted	$0.53	$0.78	$0.02
Weighted-average shares outstanding:
Basic	70,363	26,334	20,017
Diluted	78,203	65,219	26,642
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008
(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 30, 2007	40,480	$94,368	19,277	$20	—	$—	$13,418	$783	$(127,514)	$(18,925)
Exercise of stock options	—	—	1,443	1	—	—	2,116	—	—	2,117
Stock-based compensation	—	—	—	—	—	—	5,299	—	—	5,299
Net unrealized gain on investments—net of taxes	—	—	—	—	—	—	—	65	—	65	$65
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	(1,148)	—	(1,148)	(1,148)
Net income	—	—	—	—	—	—	—	—	7,363	7,363	7,363
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$6,280
BALANCE—December 28, 2008	40,480	94,368	20,720	21	—	—	20,833	(300)	(120,151)	(5,229)
Repurchase of convertible preferred shares	(3,004)	(3,183)	—	—	—	—	(9,585)	—	—	(12,768)
Repurchase of common shares	—	—	—	—	(704)	(2,995)	—	—	—	(2,995)
Convertible preferred shares converted to common shares in connection with initial public offering	(37,476)	(91,185)	37,476	37	—	—	91,148	—	—	—
Proceeds from initial public offering, net of issuance costs	—	—	7,657	8	—	—	87,380	—	—	87,388
Exercise of warrants	—	—	150	—	—	—	1,875	—	—	1,875
Exercise of stock options	—	—	1,414	1	—	—	2,695	—	—	2,696
Proceeds from issuance of common stock	—	—	100	—	—	—	162	—	—	162
Warrants issued	—	—	—	—	—		725	—	—	725
Stock-based compensation	—	—	—	—	—	—	7,461	—	—	7,461
Excess tax benefit from employee stock option plans	—	—	—	—	—	—	1,574	—	—	1,574
Net unrealized gain on investments—net of taxes	—	—	—	—	—	—	—	(33)	—	(33)	$(33)
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	1,417	—	1,417	1,417
Net income	—	—	—	—	—	—	—	—	60,179	60,179	60,179
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$61,563
BALANCE—December 31, 2009	—	—	67,517	67	(704)	(2,995)	204,268	1,084	(59,972)	142,452
Exercise of stock options and warrants	—	—	7,568	8	—	—	29,102	—	—	29,110
Stock-based compensation	—	—	—	—	—	—	9,315	—	—	9,315
Excess tax benefit from employee stock option plans	—	—	—	—	—	—	9,235	—	—	9,235
Net unrealized gain on investments - net of taxes	—	—	—	—	—	—	—	98	—	98	98
Net unrealized gain on derivatives qualifying as cash flow hedges	—	—	—	—	—	—	—	74	—	74	74
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	925	—	925	925
Net income	—	—	—	—	—	—	—	—	41,245	41,245	41,245
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$42,342
BALANCE—December 31, 2010	—	$—	75,085	$75	(704)	$(2,995)	$251,920	$2,181	$(18,727)	$232,454
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,245	$60,179	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,696	5,935	4,234
Write-off of intangible assets	—	2,387	—
Gain on disposal of fixed assets	14	—	—
Amortization of investment premiums	7,349	836	41
Stock-based compensation	9,315	7,461	5,299
Excess tax benefit from employee stock option plans	(5,781)	(1,574)	—
Income tax benefit from release of valuation allowance	—	(30,211)	—
Changes in operating assets and liabilities:
Accounts receivable—net	(17,784)	(8,508)	(18,350)
Inventory	(5,946)	(2,012)	(189)
Deferred tax assets	(4,278)	(9,578)	205
Prepaid expenses and other current assets	(3,849)	(190)	(214)
Deferred cost of revenues	364	(1,063)	(1,231)
Other assets	55	(419)	(80)
Accounts payable	2,437	3,046	(1,864)
Accrued liabilities	2,363	2,157	(780)
Accrued payroll and compensation	5,465	630	5,030
Deferred revenue	50,701	30,313	40,363
Income taxes payable	16,017	2,582	(2,141)
Net cash provided by operating activities	103,383	61,971	37,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(416,376)	(137,231)	(80,588)
Maturities and sales of investments	136,380	156,126	31,742
Purchase of property and equipment	(3,776)	(4,589)	(2,798)
Payments made in connection with asset acquisition, net	—	(549)	(2,000)
Change in restricted cash	62	—	(62)
Net cash provided by (used in) investing activities	(283,710)	13,757	(53,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	29,110	3,978	2,117
Proceeds from initial public offering	—	91,565	—
Offering costs paid in connection with initial public offering	(872)	(3,305)	—
Repurchase of convertible preferred shares	—	(12,768)	—
Repurchase of common shares	—	(2,995)	—
Excess tax benefit from employee stock option plans	5,781	1,574	—
Net cash provided by financing activities	34,019	78,049	2,117
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	709	2,110	(937)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,599)	155,887	(14,840)
CASH AND CASH EQUIVALENTS—Beginning of period	212,458	56,571	71,411
CASH AND CASH EQUIVALENTS—End of period	$66,859	$212,458	$56,571
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,483	$4,746	$3,615
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$135	$849	$67
Accrued offering costs not yet paid	$—	$872	$—
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and UTM network security solutions to enterprises, service providers and government entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, antivirus, intrusion prevention, web filtering, antispam and WAN acceleration.

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

Basis of Presentation and Preparation—The consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany transactions and balances have been eliminated in consolidation. Beginning 2005 fiscal year, we adopted a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our 2009 fiscal year ended on December 31, 2009. Fiscal 2010 and 2009 were comprised of 365 days and 368 days, respectively.

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

At December 31, 2010, no single distributor customer accounted for more than 10% of net accounts receivable. At

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

December 31, 2009, one distributor customer accounted for 15% of net accounts receivable.

During fiscal 2010, no single distributor customer accounted for more than 10% of total net revenues. During fiscal 2009 and fiscal 2008, one distributor customer accounted for 12% of total net revenues for each fiscal year.

Financial Instruments and Fair Value—We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, accrued compensation, and other current liabilities.

Comprehensive Income (Loss)—ASC 220 (formerly referred to as SFAS No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and unrealized gains and losses on derivatives are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains (losses) of $(0.8) million, $0.1 million and $1.4 million, are included in other income (expense), net for fiscal 2010, 2009 and 2008, respectively.

Cash, Cash Equivalents and Available-for-sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of cash on-hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, and corporate debt securities.

We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations, and include these investments on our balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

For debt securities in an unrealized loss position which are deemed to be other-than-temporary, the difference between the security's then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss.

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

Deferred Cost of Revenues—Deferred cost of revenues represent the unamortized cost of products associated with ratable products and services revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenue associated with short-term deferred revenue is classified as short-

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

term and deferred cost of revenue associated with long-term deferred revenue is classified as long-term.

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
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. In cases where VSOE of fair value of the undelivered elements does not exist (typically due to a lack of VSOE on the subscription and support services for that specific arrangement), revenue for the entire arrangement is recognized ratably over the performance period of the undelivered elements. Revenue related to these arrangements is included in ratable product and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the pricing for those services when sold separately. Revenue for professional services and training is recognized upon completion of the related services.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

Accrued warranty activities are summarized as follows ($ amounts in 000's):

	Fiscal Year
	2010	2009	2008
Accrued warranty balance—beginning of the period	2,257	2,882	1,744
Warranty costs incurred	(1,337)	(1,502)	(1,030)
Provision for warranty for the year	1,069	1,169	2,252
Accruals related to changes in estimates	(111)	(292)	(84)
Accrued warranty balance—end of the period	1,878	2,257	2,882

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the CAD, EUR, GBP, and JPY. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD, and occasionally to hedge future forecasted cash outflows denominated in EUR. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815 Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the consolidated statement of operations. Gains or losses resulting from settled forward exchange contracts related to future forecasted cash outflows are recorded in operating expenses in the consolidated statement of operations, in the same period the hedged item occurs. Gains or losses resulting from unsettled forward exchange contracts related to future forecasted cash outflows are recorded in other comprehensive income in the consolidated balance sheet.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the EUR, GBP, CAD or JPY could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge cash flows associated with operating expenses and balance sheet accounts as of December 31, 2010 was (amounts in 000's):

	Buy/Sell	Notional
To hedge operating cash outflows:
Currency
EUR	Buy	2,900

To hedge balance sheet accounts:
Currency
EUR	Buy	5,012
GBP	Buy	1,074
CAD	Buy	10,272

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued revised guidance on disclosures related to fair value measurements. This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

In September 2009, the FASB reached a consensus on ASC 985-605 (formerly referred to as EITF 09-3, Certain
Revenue Arrangements That Include Software Elements). Arrangements to sell joint hardware and software products where the software and non-software components function together to deliver the product's essential functionality will no longer be scoped into software accounting rules, but will be subject to non-software multiple element accounting guidance (ASC 605-25). ASC 985-605 and ASC 605-25 provide a list of items to consider when determining whether the software and non-software components function together to deliver a product's essential functionality. ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted. We will adopt ASC 985-605 and ASC 605-25 in the first quarter of 2011, and are currently evaluating the impact of adoption on our consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments in available-for-sale securities ($ amounts in 000's):

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. government and agency securities	51,989	—	(46)	51,943
Corporate debt securities	213,237	159	—	213,396
Commercial paper	38,914	5	—	38,919
Municipal bonds	11,069	11	—	11,080
Term deposits	5,263	—	—	5,263
Total available-for-sale securities	320,472	175	(46)	320,601

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. government and agency securities	2,000	—	(2)	1,998
Corporate debt securities	27,279	44	—	27,323
Commercial paper	3,983	—	—	3,983
Municipal bonds	14,561	—	(9)	14,552
Total available-for-sale securities	47,823	44	(11)	47,856

The contractual maturities of our investments are as follows ($ amounts in 000's):

	December 31, 2010	December 31, 2009
Due within one year	246,651	47,856
Due after one year	73,950	—
Total	320,601	47,856

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity (deficit) and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense), net in our consolidated statements of operations.

Realized gains and losses from the sale of available-for-sale securities were not significant in any period presented.

Fair Value Accounting—We apply ASC 820 which establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

The valuation techniques we use to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

We classify investments within Level 1 if quoted prices are available in active markets.

We classify items in Level 2 if the investments are valued using quoted prices for identical assets in markets that are not active, using quoted prices for similar assets in an active market, or using model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The following table presents the fair value of our financial assets as of December 31, 2010 and December 31, 2009 using the ASC 820 input categories:

	December 31, 2010			December 31, 2009
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	51,943	—	51,943	1,998	—	1,998
Corporate debt securities	213,396	—	213,396	27,323	—	27,323
Commercial paper	52,415	—	52,415	3,983	—	3,983
Municipal bonds	11,080	—	11,080	14,552	—	14,552
Term deposits	5,263	5,263	—	—	—	—
Money market funds	7,078	7,078	—	179,444	179,444	—
Foreign currency contracts	74	—	74	—	—	—
Total	341,249	12,341	328,908	227,300	179,444	47,856
Reported as:
Cash equivalents	20,574			179,444
Short-term investments	246,651			47,856
Prepaid expenses and other current assets	74			—
Long-term investments	73,950			—
Total	341,249			227,300

Subsequent to the issuance of the 2009 consolidated financial statements, we determined that $41,875 of securities should be classified as Level 2 investments (rather than Level 1 corporate debt investments as originally classified) as such investments are not actively traded. Accordingly, we have corrected the classification of corporate debt securities from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2009. In addition, we also identified that municipal bonds were previously included within corporate debt securities as of December 31, 2009. We have corrected the presentation by including municipal bonds as a separate category of investments in the fair value table.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of December 31, 2010 and December 31, 2009.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	December 31, 2010	December 31, 2009
Raw materials	2,593	1,904
Finished goods	10,924	8,745
Inventory	13,517	10,649

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

4. PROPERTY AND EQUIPMENT—Net
Property and equipment consisted of the following ($ amounts in 000's):

	December 31, 2010	December 31, 2009
Evaluation units	10,607	8,449
Computer equipment and software	9,561	8,827
Furniture and fixtures	1,087	1,191
Leasehold improvements and tooling	4,548	4,134
Total property and equipment	25,803	22,601
Less: accumulated depreciation and amortization	(18,747)	(16,214)
Property and equipment—net	7,056	6,387

Depreciation expense was $5.7 million, $5.0 million and $4.3 million in 2010, 2009 and 2008, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

On October 23, 2008, we acquired certain technology assets for a warrant to purchase 120,000 shares of our common stock at an exercise price of $7.47 per share. The warrant expires on October 23, 2011, and was only exercisable subsequent to the closing of an initial public offering of securities by us. Upon the completion of our initial public offering in November 2009, we recognized the fair value of this warrant as consideration for the purchase of the acquired technology. We allocated the entire purchase price of $723,000 to the purchased technology assets. In the fourth quarter of fiscal 2009, we performed an impairment analysis and determined that the purchased technology assets were impaired. As a result, we wrote off the net book value of $723,000 associated with these assets. The write-off is included in cost of product revenue in our consolidated statements of operations for fiscal 2009. The warrant remained outstanding as of December 31, 2009. The warrant was exercised during the fourth quarter of 2010.

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

7. INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effects of convertible preferred stock on an if-converted basis plus the dilutive effects of stock options.

Net income per share information for fiscal 2009 gives effect to the repurchase of convertible preferred shares (Note 10). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of earnings per share. As a result, the premium paid is subtracted from net income attributable to common stockholders in determining earnings per share.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the convertible preferred shares are considered to be participating securities. Under the two-class method of computing earnings per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows ($ and share amounts in 000's, except per share amounts):

	Fiscal Year
	2010	2009	2008
Numerator:
Net income	41,245	60,179	7,363
Premium paid on repurchase of convertible preferred shares	—	(9,266)	—
Income allocated to participating securities	—	—	(6,910)
Net income attributable to common stockholders-basic	41,245	50,913	453
Undistributed earnings reallocated to common stock	—	—	90
Net income attributable to common stockholders-diluted	41,245	50,913	543

Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	70,363	26,334	20,017
Diluted shares:
Weighted-average common shares outstanding-basic	70,363	26,334	20,017
Effect of potentially dilutive securities:
Employee stock options	7,762	5,871	6,613
Warrants to purchase common stock	78	19	12
Convertible preferred stock	—	32,995	—
Weighted-average shares used to compute diluted net income per share	78,203	65,219	26,642
Net income per share attributable to common stockholders:
Basic	0.59	1.93	0.02
Diluted	0.53	0.78	0.02

Net income has been allocated to the common and preferred stock based on their respective rights to share in dividends.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

The following outstanding options were excluded from the computation of diluted net income per common share applicable to common stockholders for the periods presented, as their effect would have been antidilutive (in 000's):

	Fiscal Year
	2010	2009	2008
Options to purchase common stock	1,503	4,584	5,010

8. DEFERRED REVENUES

Deferred revenues consisted of the following ($ amounts in 000's):

	December 31, 2010	December 31, 2009
Product	4,466	4,141
Services	219,022	168,314
Ratable products and services	29,143	29,475
Total deferred revenues	252,631	201,930
Reported As:
Short-term	169,648	140,537
Long-term	82,983	61,393
Total deferred revenues	252,631	201,930

9. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through the year 2015. Rent expense was $7.0 million, $6.1 million and $4.9 million for fiscal 2010, 2009 and 2008, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro in January 2006 (see "Litigation" below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of December 31, 2010 are as follows ($ amounts in 000's):

	Rental Payment	Royalty (1)
Fiscal Years:
2011	7,493	1,000
2012	5,337	1,000
2013	4,031	1,000
2014	2,268	500
2015	1,309	500
Total	20,438	4,000

(1) Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute (see "Litigation" below). The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. We have accrued a total payment including interest of $4.3 million as of December 31, 2010, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

our independent contract manufacturers which may not be cancelable. As of December 31, 2010, we had $18.6 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation—In August 2009, Trend Micro Incorporated (“Trend Micro”) filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties,. We filed an action in the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In January 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”), the PTO issued an initial office action that the Trend Micro patents allegedly forming the basis for the royalty payments are invalid. In January 2011, we filed a motion to stay the state court case pending final resolution at the PTO. Our motion to stay is currently pending. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

In January 2009, we filed a complaint against Palo Alto Networks, Inc. (“PAN”) in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In November 2010, we filed a second complaint against PAN in the United States District Court for the Northern District of California alleging infringement of three additional patents. On January 20, 2011, we entered into a settlement and patent license agreement with PAN pursuant to which we agreed to license certain asserted patents and certain related patents in return for an up-front payment by PAN and ongoing quarterly payments over three years. The parties also agreed upon a three year covenant not to sue for patent related claims.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. There is a related action that was dismissed by the Court, and that dismissal has been appealed by ESR to the Federal Circuit. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

In July 2010, Network Protection Sciences, LLC, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the early stages. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

In September 2010, WordCheck Tech, LLC ("WordCheck"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and numerous other defendants. In January 2011, we entered a settlement and license agreement with WordCheck pursuant to which WordCheck dismissed the litigation against us in return for an immaterial payment by us to WordCheck.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

10. STOCKHOLDERS’ EQUITY

Common Shares Reserved for Issuance—At December 31, 2010, we had reserved shares of common stock for issuance as follows (in 000's):

Reserved under stock option plans	18,790

Warrants—In conjunction with an agreement to purchase certain technology assets (Note 6), we issued a warrant to purchase 120,000 shares of our common stock at an exercise price of $7.47 per share. The warrant was exercised during the fourth quarter of 2010.

Convertible Preferred Stock—In connection with the initial public offering, our authorized and outstanding convertible preferred stock was converted into common stock as of December 31, 2009. Authorized and outstanding convertible preferred stock was as follows as of December 28, 2008 ($ and share amounts in 000's):

	Authorized Shares	Outstanding Shares	Amount
Series A	4,000	4,000	900
Series B	5,000	5,000	2,794
Series C	6,000	6,000	8,689
Series D	15,000	15,000	28,663
Series E	10,500	10,480	53,322
Total	40,500	40,480	94,368

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
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

Stock-based compensation under ASC 718—Stock-based compensation is accounted for in accordance to ASC 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. We determined weighted-average valuation assumptions as follows:

Valuation method—We estimate the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Fiscal Year
	2010	2009	2008
Expected term in years	4.6	4.5 – 4.6	4.5 – 4.6
Volatility (%)	38 – 43	43 – 52	44 – 47
Risk-free interest rate (%)	1.1 – 2.4	1.3 – 2.3	2.3 – 3.3
Dividend rate (%)	—	—	—

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Fiscal Year
	2010	2009	2008
Cost of product revenue	101	102	67
Cost of services revenue	929	658	400
Research and development	2,339	1,963	1,049
Sales and marketing	3,810	3,020	2,512
General and administrative	2,136	1,718	1,271
Total stock-based compensation	9,315	7,461	5,299

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 30, 2007 (9,111 shares were vested at a weighted-average exercise price of $1.46 per share)	4,645	12,580	1.86
Additional shares authorized	5,000	—	—
Granted (weighted-average fair value of $2.46 per share)	(7,232)	7,232	7.47
Forfeited	2,635	(2,635)	3.95
Exercised (aggregate intrinsic value of $7,119)	—	(1,444)	1.47
Balance—December 28, 2008 (9,125 shares were vested at a weighted-average exercise price of $2.26 per share)	5,048	15,733	4.12
Additional shares authorized	6,887	—	—
Granted (weighted-average fair value of $2.86 per share)	(4,203)	4,203	7.99
Forfeited	1,317	(1,317)	6.71
Exercised (aggregate intrinsic value of $10,490)	—	(1,414)	1.91
Balance—December 31, 2009 (10,252 shares were vested at a weighted-average exercise price of $3.32 per share)	9,049	17,205	5.05
Granted (weighted-average fair value of $7.18 per share)	(2,416)	2,416	19.40
Forfeited	912	(912)	11.11
Exercised (aggregate intrinsic value of $117,934)	—	(7,464)	3.89
Balance—December 31, 2010	7,545	11,245	8.42
Options vested and expected to vest—December 31, 2010		10,952	8.26	4.77	263,855
Options exercisable—December 31, 2010		6,006	4.79	4.16	165,530

At December 31, 2010, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $25.8 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.40 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $8.5 million, $5.5 million and $3.8 million for fiscal 2010, 2009 and 2008, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

Additional information regarding options outstanding as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
0.05–1.95	2,175	3.45	1.33	2,175	1.33
2.15–7.44	775	5.21	3.33	662	2.63
7.47	5,538	4.58	7.47	3,012	7.47
7.68–12.5	566	5.53	9.56	132	9.26
16.86	1,193	6.11	16.86	18	16.86
17.17	189	6.36	17.17	—	—
17.98	452	6.59	17.98	7	17.98
30.56	357	6.84	30.56	—	—
0.05–30.56	11,245	4.80	8.42	6,006	4.79

Non-employees—During fiscal 2010, 2009 and 2008, we issued to non-employees in exchange for services, options to purchase 11,030, 13,000 and 29,000 shares of common stock, respectively, at a range of exercise prices from $7.47 to $30.56 per share. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal Year
	2010	2009	2008
Expected term, in years	4.4 – 6.8	5.2 – 7.5	6.0 – 8.5
Volatility (%)	38 – 43	43 – 52	44 – 51
Risk-free interest rate (%)	1.1 – 2.4	1.3 – 2.3	2.3 – 3.6
Dividend yield (%)	—	—	—

12. INCOME TAXES

The pre-tax book income for the periods ended is as follows ($ amounts in 000's):

	December 31, 2010	December 31, 2009	December 28, 2008
Domestic	50,556	22,667	(65)
Foreign	5,785	4,846	9,316
Total Pre-Tax Book Income	56,341	27,513	9,251

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

The provision for income taxes for the periods ended is as follows ($ amounts in 000's):

	December 31, 2010	December 31, 2009	December 28, 2008
Current:
Federal	10,633	4,882	1,332
State	(82)	1,003	589
Foreign	9,298	1,173	(243)
Total current	19,849	7,058	1,678
Deferred:
Federal	(4,119)	(35,331)	—
State	(626)	(3,850)	—
Foreign	(8)	(543)	210
Total deferred	(4,753)	(39,724)	210
Provision for (benefit from) income taxes	15,096	(32,666)	1,888

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows ($ amounts in 000's):

	December 31, 2010	December 31, 2009	December 28, 2008
Tax at federal statutory tax rate	19,719	9,629	3,237
Stock-based compensation expense	(2,308)	1,311	1,049
State taxes—net of federal benefit	(1,098)	821	573
Research and development credit	(948)	(356)	(199)
Foreign income taxed at different rates	(1,066)	(1,064)	(3,047)
Other	797	1,202	721
Change in valuation allowance	—	(44,209)	(446)
Total provision for income taxes	15,096	(32,666)	1,888

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. Due to this, our income taxes payable have been reduced by the tax benefits from employee stock plan awards. The income tax benefits for fiscal 2010 and 2009 associated with dispositions from employee stock transactions of $9.3 million and $1.3 million, respectively, were recognized as additional paid-in capital. Amounts prior to fiscal 2009 were not material.

As of December 31, 2010, we did not recognize deferred tax assets relating to excess tax benefits for stock-based compensation deductions of $9.5 million, of which $5.5 million related to net operating losses and $4.0 million related to tax credits. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in-capital when realized through a reduction in income taxes payable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of each of the years ended are presented below ($ amount in 000's):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	1,920	3,144
Deferred revenue	25,173	21,915
Nondeductible reserves and accruals	10,990	9,607
Depreciation and amortization	2,029	1,412
General business credit carryforward	1,243	1,574
Stock-based compensation	4,225	3,655
Other	21	16
Total deferred tax assets	45,601	41,323

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management concluded that it is more likely than not that we would be able to realize the benefit of our deferred tax assets in the future.

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $15.1 million and $37.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in the year 2031 and 2012, respectively. The Internal Revenue Service imposes significant restrictions on the utilization of net operating loss tax credit carryforwards. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to limitations if equity transactions occur that would result in a change of ownership. As of December 31, 2010, we have tax credit carryforwards available to offset our future federal and state taxes of approximately $1.7 million and $2.1 million, respectively. The federal tax credits begin to expire in 2027. The state credits carry forward indefinitely.

The Company's policy with respect to its undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2010 we have not recorded U.S. income tax on approximately $19.4 million of foreign earnings that are deemed to be permanently reinvested overseas.

At December 31, 2010, we had $12.1 million of unrecognized tax benefits, of which, if recognized, $11.0 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2010, accrued interest and penalties were $0.2 million. As of December 31, 2009, accrued interest and penalties were not significant.

The aggregate changes in the balance of unrecognized tax benefits are as follows ($ amounts in 000's):

	Fiscal Year
	2010	2009	2008
Balance, beginning of year	3,387	1,952	1,928
Increases for tax positions related to the current year	8,696	440	24
Increases for tax positions related to the prior year	—	995	—
Balance, end of year	12,083	3,387	1,952

As of December 31, 2010 and December 31, 2009, $11.2 million and $2.5 million, respectively, of the amounts reflected above were recorded as a liability and included in other non-current liabilities in our consolidated balance sheet.

As of December 31, 2010, there were no unrecognized tax benefits that we expect would change significantly over the

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. As we have net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2005.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

14. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During fiscal 2009 and fiscal 2008, we paid compensation of $166,000 and $142,000, respectively, to two employees who are directly related to a former board member. This individual ceased being a board member as of October 2009.

In February 2008, we entered into a 23-month non-cancelable facility lease agreement, determined to be an arm's length transaction, with an entity affiliated with one of our former board members. Under the terms of the agreement, in 2008, we paid approximately $284,000 for tenant improvements and $316,000 for a refundable deposit. For fiscal 2009 and fiscal 2008 we paid $917,000 and $757,000, respectively, for office rent and operating expenses. The lease expired on December 31, 2009.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2010, DECEMBER 31, 2009 AND DECEMBER 28, 2008

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000's):

	Fiscal Year
Revenue	2010	2009	2008
Americas	123,961	92,621	75,367
Europe, Middle East and Africa	121,604	95,886	79,755
Asia Pacific and Japan	79,131	63,608	56,669
Total revenue	324,696	252,115	211,791

	Fiscal Year
Interest Income	2010	2009	2008
Americas	1,798	1,953	2,596
EMEA	14	27	15
APAC	3	1	3
Total interest income	1,815	1,981	2,614

Property and Equipment	December 31, 2010	December 31, 2009
Americas	5,585	4,988
EMEA	616	504
APAC	855	895
Total property and equipment—net	7,056	6,387

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries' (the “Company”) as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and consolidated financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2011

ITEM 9B.     Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2010, December 31, 2009 and December 28, 2008, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Fortinet, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year
	2010	2009	2008
	($ amounts in 000's)
Allowance for Doubtful Accounts:
Beginning balance	367	318	384
Charged to costs and expenses	8	161	191
Bad debt write-offs	(72)	(112)	(257)
Ending balance	303	367	318

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

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

Signature	Title	Date

/s/ Ken Xie	President, Chief Executive Officer and Director	February 25, 2011
Ken Xie	(Principal Executive Officer)

/s/ Ken Goldman	Chief Financial Officer	February 25, 2011
Ken Goldman	(Principal Financial and Accounting Officer)

/s/ Michael Xie	Chief Technical Officer and Director	February 25, 2011
Michael Xie

/s/ Pehong Chen	Director	February 25, 2011
Pehong Chen

/s/ Hong Liang Lu	Director	February 25, 2011
Hong Liang Lu

/s/ Greg Myers	Director	February 25, 2011
Greg Myers

/s/ Christopher B. Paisley	Director	February 25, 2011
Christopher B. Paisley

/s/ John Walecka	Non-Executive Chairman of the Board and Director	February 25, 2011
John Walecka

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

3.2	Amended and Restated Bylaws	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.5†*	Forms of stock option agreement under 2009 Equity Incentive Plan

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.9†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.11†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.12†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.13	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

21.1	List of subsidiaries	Registration Statement on Form S-l, as amended (File No. 001-34511)	August 10, 2009

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.