Form 10-Q
period 2011-03-31
FORTINET INC
filed 2011-05-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Or

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

Large accelerated filer	[ ]		Accelerated filer	[x]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No   [x]

As of April 28, 2011, there were 75,982,233 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

Part I

ITEM 1. Financial Statements

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,981	$66,859
Short-term investments	232,617	246,651
Accounts receivable, net of allowance for doubtful accounts of $232 and $303 at March 31, 2011 and December 31, 2010, respectively	71,326	72,336
Inventory—Net	12,125	13,517
Deferred tax asset	8,175	8,158
Prepaid expenses and other current assets	7,749	8,849
Deferred cost of revenues	3,168	3,788
Total current assets	404,141	420,158
PROPERTY AND EQUIPMENT—Net	7,098	7,056
DEFERRED TAX ASSET—Non-current	37,443	37,443
DEFERRED COST OF REVENUES	4,788	5,543
LONG-TERM INVESTMENTS	131,105	73,950
OTHER ASSETS	3,178	1,272
TOTAL ASSETS	$587,753	$545,422

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,696	$12,761
Accrued liabilities	19,640	16,303
Accrued payroll and compensation	20,071	19,670
Deferred revenue	187,517	169,648
Total current liabilities	235,924	218,382
DEFERRED REVENUE—Non-current	78,512	82,983
OTHER NON-CURRENT LIABILITIES	15,225	11,603
Total liabilities	329,661	312,968
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 76,512 and 75,085 shares issued and 75,808 and 74,381 shares outstanding at March 31, 2011 and December 31, 2010, respectively	77	75
Additional paid-in-capital	263,394	251,920
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	2,756	2,181
Accumulated deficit	(5,140)	(18,727)
Total stockholders' equity	258,092	232,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$587,753	$545,422

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUE:
Product	$40,165	$27,110
Services	48,686	38,625
Ratable product and services	4,415	4,060
Total revenue	93,266	69,795
COST OF REVENUE:
Product	14,075	11,314
Services	7,781	6,468
Ratable product and services	1,560	1,593
Total cost of revenue	23,416	19,375
GROSS PROFIT:
Product	26,090	15,796
Services	40,905	32,157
Ratable product and services	2,855	2,467
Total gross profit	69,850	50,420
OPERATING EXPENSES:
Research and development	14,421	11,934
Sales and marketing	32,718	26,723
General and administrative	5,266	5,059
Total operating expenses	52,405	43,716
OPERATING INCOME	17,445	6,704
INTEREST INCOME	793	268
OTHER INCOME (EXPENSE)—Net	(95)	(250)
INCOME BEFORE INCOME TAXES	18,143	6,722
PROVISION FOR INCOME TAXES	4,556	2,504
NET INCOME	$13,587	$4,218
Net income per share:
Basic	$0.18	$0.06
Diluted	$0.17	$0.06
Weighted-average shares outstanding:
Basic	75,154	67,181
Diluted	81,432	74,878

See notes to condensed consolidated financial statements

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,587	$4,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,678	1,375
Amortization of investment premiums	3,261	1,090
Stock-based compensation	3,070	2,148
Excess tax benefit from employee stock option plans	(1,115)	(795)
Changes in operating assets and liabilities:
Accounts receivable—net	1,009	3,236
Inventory	550	(27)
Deferred tax assets	(17)	(10)
Prepaid expenses and other current assets	(1,130)	(529)
Deferred cost of revenues	1,375	379
Other assets	(1,904)	3
Accounts payable	(4,225)	(505)
Accrued liabilities	2,389	(576)
Accrued payroll and compensation	(23)	839
Other Liabilities	3,623	—
Deferred revenue	13,398	9,607
Income taxes payable	4,650	1,363
Net cash provided by operating activities	40,176	21,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(129,695)	(73,903)
Maturities and sales of investments	83,455	13,945
Purchases of property and equipment	(694)	(1,014)
Net cash used in investing activities	(46,934)	(60,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	6,960	1,386
Offering costs paid in connection with Initial Public Offering	—	(872)
Excess tax benefit from employee stock option plans	1,115	795
Net cash provided by financing activities	8,075	1,309
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	805	(356)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,122	(38,203)
CASH AND CASH EQUIVALENTS—Beginning of period	66,859	212,458
CASH AND CASH EQUIVALENTS—End of period	$68,981	$174,255
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(767)	$302
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$225	$572

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

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and March 31, 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2011 and March 31, 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim period presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory write-offs, reserve for warranty costs, stock-based compensation, valuation of deferred tax assets, and tangible and intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

During the three months ended March 31, 2011, no single customer accounted for more than 10% of total net revenue. During the three months ended March 31, 2010, one distributor customer accounted for 11% of total net revenue.

At March 31, 2011 and December 31, 2010, no single customer accounted for more than 10% of net accounts receivable.

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

Comprehensive Income—Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220 (formerly referred to as SFAS No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction losses of $0.1 million and $0.3 million, are included in other income (expense), net for the three months ended March 31, 2011 and March 31, 2010, respectively.

Cash, Cash Equivalents and Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of cash on-hand, balances with banks, and highly liquid investments in money market funds, commercial paper, government securities, certificates of deposit, municipal bonds and corporate debt securities.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Revenue Recognition—In October 2009, the FASB amended the ASC as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.

Effective January 1, 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after December 31, 2010. The adoption of ASU 2009-13 and ASU 2009-14, increased revenues $3.3 million for the quarter ended March 31, 2011. The increase in revenue was due to recognition of revenue on products sold, which were recognized ratably under the previous accounting standards, and due to the change in the Company's allocation methodology for multiple element arrangements from the residual method to the relative selling price method as prescribed by the new revenue standards. The Company expects the adoption of ASU 2009-13 and ASU 2009-14 to have an impact on future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product, therefore, our hardware appliances are considered non-software deliverables and are no longer in scope of ASC 985-605 (formerly SOP 97-2, Software Revenue Recognition).

Our product revenue also includes software products that may operate on the hardware appliances, but are not considered essential to the functionality of the hardware and continue to be subject to the guidance at ASC 985-605, which remains unchanged. This includes the use of the residual method for multiple element arrangements. Certain of our software, when sold with our appliances, is considered essential to its functionality and as a result is no longer accounted for under ASC 985-605; however, this same software if sold separately is accounted for under the guidance at ASC 985-605.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with ASU 2009-13. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to ASC 985-605 along with non-software deliverables that are subject to the ASU 2009-13. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in ASU 2009-13.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major segments, geographies, customer classifications, and other variables in determining VSOE.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis

For our hardware appliances we use Best Estimated Selling Price (BESP) as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish a selling price using VSOE for our support and services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels. We will review our BESP estimates on a quarterly basis to coincide with our VSOE review process.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We recognize revenue for our software sales based on software revenue recognition guidance pursuant to ASC 985-605. Under ASC 985-605, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered and VSOE of fair value for all undelivered elements exists. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period.

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASC 985-605 and all related interpretations.
Revenue is recognized when all of the following criteria have been met:

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

For arrangements which include customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no general right of return and end-customers upon shipment of the appliance, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of returns that we estimate and reduce revenue for under our sales returns and allowances. We recognize product revenue on sales made through such distributors upon sale by the distributor to the end-customer, at which time the rights of return lapse. Substantially all of our products have been sold in combination with services which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

The subscription and support services start on the date the customer registers the appliance. The customer is then entitled to service for the stated contractual period beginning on the registration date.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Accrued warranty activities are summarized as follows ($ amounts in 000's):

	For The Three Months Ended And As Of	For The Year Ended And As Of
	March 31, 2011	December 31, 2010
Accrued warranty balance - beginning of the period	1,878	2,257
Warranty costs incurred	(411)	(1,337)
Provision for warranty	246	1,069
Adjustments to previous estimates	(44)	(111)
Accrued warranty balance - end of the period	1,669	1,878

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815, Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the condensed consolidated statement of operations.

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
The notional amount of forward exchange contracts to hedge balance sheet accounts as of March 31, 2011 was (amounts in 000's):

To hedge balance sheet accounts:	Buy/Sell	Notional
Currency
EUR	Buy	4,920
GBP	Buy	1,350
CAD	Buy	11,610

Recent Accounting Pronouncements

We adopted the new accounting standards for revenue recognition during the quarter, as described above.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities ($ amounts in 000's):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	65,203	—	(68)	65,135
Corporate debt securities	273,601	167	—	273,768
Commercial paper	4,793	2	—	4,795
Municipal bonds	11,032	24	—	11,056
Term deposits	8,969	—	(1)	8,968
Total available-for-sale securities	363,598	193	(69)	363,722

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	51,989	—	(46)	51,943
Corporate debt securities	213,237	159	—	213,396
Commercial paper	38,914	5	—	38,919
Municipal bonds	11,069	11	—	11,080
Term deposits	5,263	—	—	5,263
Total available-for-sale securities	320,472	175	(46)	320,601

The contractual maturities of our investments are as follows ($ amounts in 000's):

	March 31, 2011	December 31, 2010
Due within one year	232,617	246,651
Due within one to two years	131,105	73,950
Total	363,722	320,601

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

The following table presents the fair value of our financial assets as of March 31, 2011 and December 31, 2010 using the ASC 820 input categories ($ amounts in 000's):

	March 31, 2011			December 31, 2010
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Total cash, cash equivalents and available-for-sale securities:
U.S. government and agency securities	65,135	—	65,135	51,943	—	51,943
Corporate debt securities	273,768	—	273,768	213,396	—	213,396
Commercial paper	6,994	—	6,994	52,415	—	52,415
Municipal bonds	11,057	—	11,057	11,080	—	11,080
Term deposits	8,968	8,968	—	5,263	5,263	—
Money market funds	22,961	22,961	—	7,078	7,078	—
Foreign currency contracts	—	—	—	74	—	74
Total	388,883	31,929	356,954	341,249	12,341	328,908
Reported as:
Cash and cash equivalents	25,161			20,574
Short-term investments	232,617			246,651
Prepaid expenses and other current assets	—			74
Long-term investments	131,105			73,950
Total	388,883			341,249

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 31, 2011 or December 31, 2010.

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	March 31, 2011	December 31, 2010
Raw materials	2,939	2,593
Finished goods	9,186	10,924
Inventory	12,125	13,517

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	March 31, 2011	December 31, 2010
Evaluation units	11,208	10,607
Computer equipment and software	10,367	9,561
Furniture and fixtures	1,179	1,087
Leasehold improvements and tooling	4,682	4,548
Total property and equipment	27,436	25,803
Less: accumulated depreciation and amortization	(20,338)	(18,747)
Property and equipment—net	7,098	7,056

Depreciation expense was $1.6 million and $1.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

5. INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options and warrants.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income	13,587	4,218

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	75,154	67,181

Diluted shares:
Weighted-average common shares outstanding - basic	75,154	67,181
Effect of potentially dilutive securities:
Employee stock options	6,278	7,610
Warrants to purchase common stock	—	87
Weighted-average shares used to compute diluted net income per share	81,432	74,878
Net income per share:
Basic	0.18	0.06
Diluted	0.17	0.06

The following outstanding options were excluded from the computation of diluted net income per common share

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

applicable to common stockholders for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended
	March 31, 2011	March 31, 2010
Options to purchase common stock	1,208	723

6. DEFERRED REVENUES

Deferred revenues consisted of the following ($ amounts in 000's):

	March 31, 2011	December 31, 2010
Product	4,646	4,466
Services	236,290	219,022
Ratable products and services	25,093	29,143
Total deferred revenues	266,029	252,631
Reported As:
Current	187,517	169,648
Non-current	78,512	82,983
Total deferred revenues	266,029	252,631

7. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $1.9 million and $1.7 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro Incorporated ("Trend Micro") in January 2006 (see "Litigation" below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of March 31, 2011 are as follows ($ amounts in 000's):

	Rental Payment	Royalty (1)
Fiscal Years:
2011 (remainder)	5,705	750
2012	5,519	1,000
2013	3,674	1,000
2014	2,416	500
2015	1,396	500
Total	18,710	3,750
-----------
(1) Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute (see "Litigation" below). The $750,000 listed in the chart above as the "2011 (remainder)" represents the minimum royalties, pursuant to the settlement and license agreement, for the second through fourth quarters of fiscal 2011. We have accrued a total payment including interest of $4.9 million as of March 31, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2011, we had $6.1 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation—In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. We filed an action in the U.S. District Court for the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In January 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”), the PTO issued an initial office action that the Trend Micro patents allegedly forming the basis for the royalty payments are invalid. Trend Micro has responded disputing this initial office action. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

In January 2009, we filed a complaint against Palo Alto Networks, Inc. (“PAN”) in the United States District Court for the Northern District of California alleging, among other claims, patent infringement. In November 2010, we filed a second complaint against PAN in the U. S. District Court for the Northern District of California alleging infringement of three additional patents. On January 20, 2011, we entered into a settlement and patent license agreement with PAN pursuant to which we agreed to license certain asserted patents and certain related patents in return for a settlement payment of $6 million, with $3 million upfront and ongoing quarterly payments of $250,000 over the next three years. The parties also agreed upon a three year covenant not to sue for patent related claims. We deferred the settlement income and are amortizing to "litigation settlement income” within operations over the three year covenant period.

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

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. Currently the case is in the early stages. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any. In January 2011, we filed with the PTO a petition for re-examination of the patent asserted by NPS.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. STOCKHOLDERS' EQUITY

Stock Plans—The Company grants equity compensation awards to acquire the Company's ordinary shares from three plans, and which collectively are referred to as the Company's stock plans below. For further discussion of these Plans, refer to the Note 11, "Stock Plans," of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Common Shares Reserved for Issuance—At March 31, 2011, we had reserved 21.1 million shares of common stock for issuance.

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

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the Common Stock (or the closing bid, if no sales were reported) on the effective grant date.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected term in years	4.6	4.6
Volatility (%)	40.4	40.5
Risk-free interest rate (%)	1.8	2.4
Dividend rate (%)	—	—

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of product revenue	22	24
Cost of services revenue	198	208
Research and development	453	554
Sales and marketing	1,900	866
General and administrative	497	496
	3,070	2,148

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2010	7,545	11,245	8.42
Authorized	3,719	—	—
Granted	(1,522)	1,522	40.47
Forfeited	206	(206)	15.51
Exercised (aggregate intrinsic value of $49,755)	—	(1,427)	4.88
Balance—March 31, 2011	9,948	11,134	13.12
Options vested and expected to vest—March 31, 2011		10,517	12.85	4.97	329,172
Options exercisable—March 31, 2011		5,437	5.81	4.23	208,427

At March 31, 2011, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $41.1 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.67 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $3.5 million and $3.3 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2011 and March 31, 2010 was $14.50 and $6.28 per share, respectively.

Non-employees—During the three months ended March 31, 2011, we granted 12,562 options to non-employees at an exercise price of $40.47 per share, in exchange for services. During the three months ended March 31, 2010, we issued options to purchase 9,400 shares of common stock, at an exercise price of $16.86 per share, to non-employees in exchange for services. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected term in years	4.2 - 6.3	5.1 - 6.8
Volatility (%)	40.4	40.5
Risk-free interest rate (%)	1.8	2.4
Dividend rate (%)	—	—

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. INCOME TAXES

The effective tax rate was 25.1% for the three months ended March 31, 2011, compared to an effective tax rate of 37.3% for the three months ended March 31, 2010. The provision for income taxes for the three months ended March 31, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the three months ended March 31, 2010 is comprised primarily of foreign income taxes, U.S. federal alternative minimum tax, state income taxes, and withholding tax.

As of March 31, 2011 and December 31, 2010, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $15.9 million and $12.1 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2011, we had approximately $0.3 million accrued for estimated interest related to uncertain tax positions, and $0.2 million accrued as of December 31, 2010. Penalties related to unrecognized tax benefits for both March 31, 2011 and March 31, 2010 were immaterial. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

10. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for the calendar year 2011). In Canada, we have established a Group RRSP program (the "RRSP Plan") which permits participants to make tax deductible contributions up to the maximum RRSP contribution limits under the Income Tax Act. As of January 1, 2011, our board of directors approved 50% matching contributions on employee contributions, up to 4% of the employee's eligible earnings. Our matching contribution to the RRSP and 401(k) Plans were $366,214 during the first quarter of 2011.

11. SEGMENT INFORMATION

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000's):

	Three Months Ended
Revenue	March 31, 2011	March 31, 2010
Americas	35,645	23,817
Europe, Middle East and Africa (EMEA)	33,641	27,074
Asia Pacific and Japan (APAC)	23,980	18,904
Total revenue	93,266	69,795

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment	March 31, 2011	December 31, 2010
Americas	5,526	5,585
EMEA	844	616
APAC	728	855
Total property and equipment—net	7,098	7,056

12. SUBSEQUENT EVENTS

On April 7, 2011, we completed the acquisition of certain technology assets of TalkSwitch, a privately-held company that develops VoIP telephone systems, for a cash payment of $2.6 million. We are currently in the process of finalizing the accounting for this transaction.

On April 27, 2011, we announced a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split will entitle each stockholder of record at the close of business on May 9, 2011, to receive one additional share for every one share owned as of that date. The additional shares resulting from the stock split are expected to be distributed by the transfer agent on or about June 1, 2011. We currently estimate, that upon the completion of the stock split, we will have approximately 153 million shares of common stock outstanding. Information presented in our condensed consolidated financial statements and notes thereto has not been restated to reflect this authorized stock split.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	growth in sales of multi-year support and subscription contracts;

•	the continued realization of efficiency gains in our sales and marketing organization as well as efficiency gains in our overall headcount measured by revenue per employee;

•	growth in our high-end business and further penetration in certain verticals;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expands our customer base;

•	our royalty payments to Trend Micro;

•	the impact of our product innovation strategy;

•	impact of the newly-adopted revenue recognition rules;

•	trends in product revenues, costs of services revenue, service gross margin and overall gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	investments in research and development and sales and marketing staff to address market opportunities and to position ourselves for future growth;

•	our effective tax rate;

•	the impact of seasonality on our business;

•	the sufficiency of our existing cash and cash equivalents to meet our cash needs for at least the next 12 months; and

•	the impact of inflation and foreign currency exchange rates;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on February 25, 2011. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of March 31, 2011, we had shipped over 700,000 appliances to more than 5,000 channel partners and to more than 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, application control, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention/application control, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complimentary products have grown in recent quarters, although these products still represent less than 10% of our total revenue. During the fourth quarter of 2010, we began shipping virtual appliances for our FortiGate and FortiManager product lines, which help secure the end-customer's "cloud-based" network infrastructures with the same functionality as the traditional physical appliance in their respective product lines. In the first quarter of 2011, we expanded and enhanced our FortiGate UTM and FortiAP secure wireless access product lines.

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front based on the allocated revenue value and defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer); although, it could be longer as we are experiencing growth in sales of multi-year support and subscription contracts. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.
During the first quarter of 2011, we achieved strong growth in billings and revenues as a result of investments made in our sales infrastructure, especially the expansion of our Americas sales force and the build out of our vertical-focused sales team in the United States. Sales of FortiGate products continued to be generally balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. At times we do experience some degree of variability from year to year and between quarters. During the first quarter of 2011, we successfully executed our strategy to grow the high-end segment of our business, consisting of sales to large enterprises and service providers. The percentage of our FortiGate related billings from the high-end category increased to 37% in first quarter of 2011 from 27% in the first quarter of 2010, while the entry-level category decreased from 40% to 33%, and the mid-range category decreased from 33% to 30% over the same period.

We also believe continued product innovation, as evidenced by the increased demand for our recently introduced FortiGate appliance models such as the FortiGate-3040B, FortiGate-3140B, as well as our FortiAP secure wireless access devices, are reinforcing our competitive edge and driving market share gains. During the first quarter of 2011, we also continued to expand and enhance our sales teams, and focus on key verticals and emerging markets. We had continued traction in the enterprise and service provider verticals and made advances into the healthcare vertical. We believe these investments in both product innovation and the expansion of our sales team have allowed us to penetrate into larger enterprise and service provider accounts as evidenced by the increase in the number of deals involving sales greater than $100,000 and a sizable increase in the number of deals greater than $250,000 and $500,000 compared to the first quarter of 2010. We remain focused on investing in our sales and research and development resources in order to expand our reach into new high growth verticals and emerging markets.

Billings, a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue (further described under "Non-GAAP Financial Measures"), were $106.7 million in the first quarter of 2011, an increase of 34% compared to the first quarter of 2010. Total revenue was $93.3 million for the first quarter of 2011, an increase of 34% compared to the first quarter of 2010. Revenue includes a $3.3 million, or 3.5%, positive impact related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies included in - Footnote 1 of our Condensed Consolidated Financial Statements." Product revenue was $40.2 million, an increase of 48% compared to the first quarter of 2010, and a greater percentage of total revenue (43% in the first quarter of 2011, compared to 39% in the first quarter of 2010). A factor in the product revenue growth was the introduction of new products over the past year, including some non-FortiGate products. Services revenue in the first quarter of 2011 was $48.7 million, an increase of 26% compared to the first quarter of 2010. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 52% and 55% of total revenue for the first quarter of 2011 and 2010, respectively. Ratable product and services revenue in the first quarter of 2011 was $4.4 million, an increase of 9% compared to the first quarter of 2010. Adoption of the new revenue recognition rules is expected to result in a decline in ratable revenue over time.

We are a global, geographically diversified business, with 61.8% of our total revenue generated outside of the Americas region in the first quarter of 2011. Our strong operating results were driven by an excellent performance across all geographies. During the quarter, $35.6 million, or 38%, of our total revenue was generated from the Americas, representing an increase of 50% from the first quarter of 2010. Europe, Middle East and Africa ("EMEA") generated $33.6 million, or 36%, of our total revenue during the first quarter of 2011, representing an increase of 24% from the first quarter of 2010. Asia Pacific and Japan ("APAC") generated $24.0 million, or 26%, of our total revenue during the first quarter of 2011, representing an increase of 27% from the first quarter of 2010.

Our total operating expenses were $52.4 million for the first quarter of 2011, an increase of 20% compared to the same period in the prior year. The 34% increase in revenues compared to the 22% increase in sales and marketing expense from the first quarter of 2010 (as discussed under "Results of Operations" below) demonstrates the leverage that we are achieving from the investment in our sales force during the past year. Despite the negative impact of foreign currency fluctuations experienced during the quarter, operating expenses as a percentage of revenue decreased to 56% from 63% during the first quarter last year. We are also seeing improvements in productivity and efficiencies in our overall headcount as our annualized first quarter 2011 revenue per employee, defined as quarterly revenue, annualized and divided by average headcount, reached $274,000, up from $226,000 for the first quarter of 2010. Headcount increased during the first quarter of 2011 from 1,336 at the end of 2010 to 1,389, as our pace of hiring picked up this quarter (particularly in sales), following a ramp up in our recruiting efforts over the past few months.

Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $13.4 million from $252.6 million at December 31, 2010 to $266.0 million at March 31, 2011. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the first quarter of 2011 with $432.7 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Revenue	93,266	69,795
Gross margin	74.9%	72.2%
Operating income(1)	17,445	6,704
Operating margin	18.7%	9.6%
Total deferred revenue	266,029	211,537
Increase in total deferred revenue	13,398	9,607
Cash, cash equivalents and investments	432,703	280,937
Cash flows from operating activities	40,176	21,816
Free cash flow(2)	36,482	20,802
-----------
(1) Includes:
Stock-based compensation expense	3,070	2,148
Patent settlement income	477	—
(2) Free cash flow is a non-GAAP financial measure, which we define as cash flow from operations minus capital expenditures and income from the patent settlement, as further described below.

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

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services, consistent with our billings for the period. Monitoring cash flow from operations enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $40.2 million in the first quarter of 2011, including $3 million received in connection with the patent settlement (discussed in "Footnote 7 - Commitments and Contingencies"), and $21.8 million in the first quarter of 2010. In the first quarter of 2011, free cash flow (a non-GAAP financial measure, described under “Non-GAAP Financial Measures” below) was $36.5 million, compared to $20.8 million in the first quarter of 2010.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and non-GAAP operating margin, non-GAAP operating expenses, non-GAAP net income and non-GAAP free cash flow. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from the patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from the patent settlement. Non-GAAP net income is net income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from the patent settlement. Free cash flow, an alternative non-GAAP financial measure of liquidity, is defined as net cash provided by operating activities less capital expenditures and the upfront cash payment related to the patent settlement.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and the patent settlement. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' compensation that affects their performance. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our condensed consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for the first quarters of 2011 and 2010.

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	93,266		69,795

GAAP gross profit and margin	69,850	74.9	50,420	72.2
Stock-based compensation expense	220	0.2	232	0.4
Non-GAAP gross profit and margin	70,070	75.1	50,652	72.6

GAAP income from operations and margin	17,445	18.7	6,704	9.6
Stock-based compensation expense:
Cost of revenue	220	0.2	232	0.4
Research and development	453	0.5	554	0.8
Sales and marketing	1,900	2.1	866	1.2
General and administrative	497	0.5	496	0.7
Total stock-based compensation	3,070	3.3	2,148	3.1
Patent settlement	(477)	(0.5)	—	—
Non-GAAP income from operations and margin	20,038	21.5	8,852	12.7

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	14,421	15.5	11,934	17.1
Stock-based compensation	(453)	(0.5)	(554)	(0.8)
Non-GAAP research and development expenses	13,968	15.0	11,380	16.3

Sales and marketing expenses:
GAAP sales and marketing expenses	32,718	35.1	26,723	38.3
Stock-based compensation	(1,900)	(2.1)	(866)	(1.2)
Non-GAAP sales and marketing expenses	30,818	33.0	25,857	37.1

General and administrative expenses:
GAAP general and administrative expenses	5,266	5.6	5,059	7.2
Stock-based compensation	(497)	(0.5)	(496)	(0.7)
Patent settlement	477	0.5	—	—
Non-GAAP general and administrative expenses	5,246	5.6	4,563	6.5

Total operating expenses:
GAAP operating expenses	52,405	56.2	43,716	62.6
Stock-based compensation	(2,850)	(3.1)	(1,916)	(2.7)
Patent settlement	477	0.5	—	—
Non-GAAP operating expenses	50,032	53.6	41,800	59.9

	Three Months Ended
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Net Income:
GAAP net income	13,587	4,218
Stock-based compensation expense(1)	3,070	2,148
Patent settlement(2)	(477)	—
Provision for income taxes(3)	4,556	2,504
Non-GAAP income before provision for income taxes	20,736	8,870
Tax effects related to non-GAAP adjustments(4)	(6,843)	(3,105)
Non-GAAP net income	13,893	5,765

Non-GAAP net income per share - diluted	0.17	0.08

Shares used in per share calculation - diluted	81,432	74,878
-----------
(1)    Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)    The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.
(3)    Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.
(4)    Non-GAAP provision for income taxes reflects 33% and 35% non-GAAP effective tax rates in the first quarter of 2011 and 2010, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we plan to use a 33% non-GAAP tax rate for the year, subject to discrete items that may occur in a particular quarter.

	Three Months Ended
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Billings:
Revenue	93,266	69,795
Increase in deferred revenue	13,398	9,607
Total Billings (Non-GAAP)	106,664	79,402

	Three Months Ended
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	40,176	21,816
Less purchases of property and equipment	(694)	(1,014)
Less patent settlement	(3,000)	—
Free cash flow (Non-GAAP)	36,482	20,802
Net cash used in investing activities*	(46,934)	(60,972)
Net cash provided by financing activities	8,075	1,309
-----------
*    Includes purchases of property and equipment

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. We recognize our revenue in accordance with the guidance in ASC 985-605 and all related interpretations, which is discussed in further detail in Footnote 1 “Summary of Significant Accounting Policies - Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is probable.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, and FortiBridge appliances, and our FortiClient and virtual domain, or VDOM, software. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor, and for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors, but generally may remain at comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering and antispam updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although, it could be longer as we are experiencing growth in the sales of multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as service is provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts, as our services revenue growth rate depends significantly on our billings growth rate, and the growth of our customer base.

•
Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See Footnote 1 “Summary of Significant Accounting Policies - Revenue Recognition” for more details. In the first quarters of 2011 and 2010, ratable product and service revenue represented approximately 4.7% to 5.9% of total revenue, respectively. Over time we expect this category to continue to decline due to the new revenue recognition rules, which allow us to use BESP in our allocation of arrangement consideration when we do not have VSOE.

Cost of revenue

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 1 - Legal Proceedings.” For fiscal 2009, 2010 and the first quarter of 2011, this royalty represented approximately one percent of total revenue, and we do not expect this percentage to increase substantially in the foreseeable future.

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

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain comparable (or decrease slightly) to that achieved through the first quarter of 2011.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. We have generally maintained consistent services gross margins in 2010 and the first quarter of 2011.

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

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, defend our intellectual property, and incur significant costs for the compliance requirements of operating as a public company, including the costs associated with SEC reporting, Sarbanes-Oxley Act compliance and insurance.

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

We believe the accounting policies and estimates discussed under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. Effective January 1, 2011, we prospectively adopted the new accounting standards related to software revenue recognition for applicable transactions originating or materially modified after December 31, 2010, which is discussed in further detail in Footnote 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revenue Recognition.”

Results of Operations

Three Months Ended March 31, 2011 and March 31, 2010

Revenue

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	40,165	43.1	27,110	38.8	13,055	48.2
Services	48,686	52.2	38,625	55.3	10,061	26.0
Ratable product and services	4,415	4.7	4,060	5.9	355	8.7
Total revenue	93,266	100.0	69,795	100.0	23,471	33.6

Revenue by Geography:
Americas	35,645	38.2	23,817	34.1	11,828	49.7
EMEA	33,641	36.1	27,074	38.8	6,567	24.3
APAC	23,980	25.7	18,904	27.1	5,076	26.9
Total revenue	93,266	100.0	69,795	100.0	23,471	33.6

Total revenue increased $23.5 million, or 33.6%, in the first quarter of 2011 compared to the first quarter of 2010. The adoption of the new revenue recognition rules contributed $3.3 million of the increase. The Americas region contributed the largest portion of this growth with increased sales to enterprise and service provider customers, while the APAC and EMEA regions demonstrated solid year-over-year growth as well. Product revenue increased $13.1 million, or 48.2%, compared to the first quarter of 2010. The increase in product revenue was impacted by the $3.3 million increase due to the new revenue recognition rules and a greater mix of our high-end products due to increased sales to enterprise customers, exemplified by a 125% increase in the number of deals over $500,000 in the most recent quarter compared to the comparable prior year quarter. Services revenue increased $10.1 million, or 26.0%, in the first quarter of 2011 compared to the first quarter of 2010 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The growth in ratable product and services revenue was minor and over time, this category of revenue is expected to decline due to the new revenue recognition rules.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	14,075	11,314	2,761	24.4
Services	7,781	6,468	1,313	20.3
Ratable product and services	1,560	1,593	(33)	(2.1)
Total cost of revenue	23,416	19,375	4,041	20.9

Gross margin (%):
Product	65.0	58.3	6.7
Services	84.0	83.3	0.7
Ratable product and services	64.7	60.8	3.9
Total gross margin	74.9	72.2	2.7

Total gross margin increased 2.7 percentage points in the first quarter of 2011 primarily due to improved product margins. Product gross margin increased 6.7 percentage points in the first quarter of 2011 compared to 2010 primarily due to an increase in the mix of high-end product sales to enterprise and service provider customers. High-end products accounted for 37% of our hardware billings during the quarter compared to 27% in the first quarter last year. The 0.7 percentage point increase in services gross margin was primarily due to our services business model and increased leverage in our cost structure. Services cost increased by $1.3 million primarily due to $1.1 million of higher cash-based personnel costs as we continued to scale our Americas support and FortiGuard global security research organizations. Travel, depreciation, and occupancy-related costs increased a combined $0.2 million. Ratable product and services gross margin increased 3.9 percentage points, relatively in line with product gross margins, as a result of leveraging our indirect product cost structure, such as manufacturing overhead, and lower direct product costs as a percentage of revenue.

Operating Expenses

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	14,421	15.5	11,934	17.1	2,487	20.8
Sales and marketing	32,718	35.1	26,723	38.3	5,995	22.4
General and administrative	5,266	5.6	5,059	7.2	207	4.1
Total operating expenses	52,405	56.2	43,716	62.6	8,689	19.9

Research and development expense

Research and development expense increased $2.5 million, or 20.8%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase of $2.2 million in cash-based personnel costs related to increased salaries as a result of increased headcount to support the development of new products and continued enhancements of our existing products, merit increases, higher benefits and payroll taxes. Product development and certification expenses increased $0.3 million. A 6% increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $6.0 million, or 22.4%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to cash-based personnel costs of $4.1 million including higher salaries and benefits from increased headcount in sales in order to expand our global footprint and merit increases, and higher commissions due to increased billings. We also incurred a $1.0 million increase in stock-based compensation expense, a $0.5 million increase in marketing activities, and a $0.4 million increase in travel expense. As a percentage of revenue, sales and marketing expenses decreased 3.2 percentage points due to the leverage we are achieving from the investment in our salesforce during the past year, as evidenced by our revenue growth of 33.6% outpacing our sales and marketing expenses growth of 22.4%. We do intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth.

General and administrative expense

In the first quarter of 2011, general and administrative expense increased $0.2 million, or 4.1%, compared to the first quarter of 2010. The increase was primarily due to a $0.6 million increase in cash-based personnel costs, offset by $0.5 million related to patent settlement income.

Interest income and other income (expense), net

	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ amounts in 000's)
Interest income	793	268	525	195.9
Other income (expense), net	(95)	(250)	155	(62.0)

The $0.5 million increase in interest income in the first quarter of 2011 compared to the first quarter of 2010 was due to interest earned on higher invested balances. The change in other income (expense), net for the first quarter of 2011 when compared to the first quarter of 2010 was the result of lower foreign exchanges losses in the first quarter of 2011 compared to the first quarter of 2010.

Provision for income taxes

	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	4,556	2,504	2,052	81.9
Effective tax rate (%)	25.1	37.3	(12.2)	(32.7)

The effective tax rate was 25.1% for the quarter ended March 31, 2011, compared with an effective tax rate of 37.3% for the quarter ended March 31, 2010. The provision for income taxes for the quarter ended March 31, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries.

The decrease in the effective tax rate for the quarter ended March 31, 2011, compared with the same period in the prior year, is attributable primarily to the federal research tax credit and to adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	($ amounts in 000's)
Cash and cash equivalents	68,981	66,859
Investments	363,722	320,601
Total cash, cash equivalents and investments	432,703	387,460

Working capital	168,217	201,776

	Three months ended
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Cash provided by operating activities	40,176	21,816
Cash used in investing activities	(46,934)	(60,972)
Cash provided by financing activities	8,075	1,309
Effect of exchange rates on cash and cash equivalents	805	(356)
Net increase (decrease) in cash and cash equivalents	2,122	(38,203)

At March 31, 2011, our cash, cash equivalents and investments of $432.7 million were invested primarily in money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Three Months Ended
	March 31, 2011	March 31, 2010
	($ amounts in 000's)
Net income	13,587	4,218
Adjustments for non-cash charges (1)	6,894	3,818
Net income before non-cash charges	20,481	8,036
Increase in deferred revenues	13,398	9,607
Increase in income tax payable and deferred tax assets, net	4,633	1,353
(Decrease) Increase in accrued payroll and compensation	(23)	839
Decrease in accounts payable and accrued liabilities, net	(1,836)	(1,081)
Increase in other liabilities	3,623	—
Decrease in accounts receivable	1,009	3,236
Decrease (Increase) in inventories	550	(27)
Increase in prepaid expenses and other assets, net	(1,659)	(147)
Net cash provided by operating activities	40,176	21,816
----------
(1) Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, write-off of intangible assets, gain on disposal of fixed assets, amortization of investment premiums, and excess tax benefit from employee stock option plans.

Operating Activities

Our operating activities during the three months ended March 31, 2011 provided $40.2 million in cash as a result of net income of $13.6 million, increased by non-cash adjustments of $6.9 million and sources of cash of $23.2 million partially offset by uses of cash of $3.5 million. Non-cash adjustments consist of stock-based compensation of $3.1 million, amortization of investment premiums of $3.2 million, and depreciation and amortization of $1.7 million, offset by an excess tax benefit from employee stock option exercises of $1.1 million. Sources of cash were related to a $13.4 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $4.6 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $3.6 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years, a $1.0 million decrease in accounts receivable due to higher collections, and a $0.6 million decrease in inventory (net of evaluation equipment for internal use, which was transferred to fixed assets) due to better inventory management. Uses of cash were related to a $1.7 million increase in prepaid expenses and other assets and a $1.8 million decrease in accounts payable and accrued liabilities.

In the first quarter of 2010, operating activities provided $21.8 million in cash as a result of net income of $4.2 million, reduced by non-cash items such as an excess tax benefit from employee stock option plans of $0.8 million, increased by stock-based compensation amounts of $2.1 million, depreciation and amortization amounts of $1.4 million, and amortization of investment premiums of $1.1 million. Changes in operating assets and liabilities provided $13.8 million in cash. Sources of cash totaled $15.4 million and were related to a $9.6 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, a $0.4 million decrease in deferred cost of revenue, a $3.2 million decrease in accounts receivable, a $0.8 million increase in accrued payroll and compensation primarily related to increased headcount, and a $1.4 million increase in taxes payable. Uses of cash totaled $1.6 million and were related to a $0.5 million increase in prepaid expenses and other assets, and a $1.1 million decrease in accounts payable and accrued liabilities, related to timing of payments.

Investing Activities

Our investing activities during the three months ended March 31, 2011 and March 31, 2010 consisted primarily of purchases and sales of investments, and to a lesser extent capital expenditures. The $46.9 million of cash used by investing activities during the three months ended months ended March 31, 2011 was due to net purchases of investments of $46.2 million and $0.7 million used for capital expenditures (net of evaluation equipment for internal use, which was transferred from inventory).

Our investing activities during the first quarter of 2010 consisted primarily of purchases and sales of investments and capital expenditures. The $61.0 million of cash used by investing activities was due primarily to net purchases of investments of $60.0 million. Additionally, we used cash of $1.0 million for capital expenditures.

Financing Activities

Our financing activities in the three months ended March 31, 2011 resulted in net cash provided of $8.1 million as a result of receiving proceeds of $7.0 million from the exercise of options to purchase our common stock and an excess tax benefit from employee stock option exercises of $1.1 million.

Our financing activities in the first quarter of 2010 resulted in net cash provided of $1.3 million as a result of receiving proceeds of $1.4 million from the exercise of options to purchase our common stock and an excess tax benefit from employee stock option exercises of $0.8 million, all partially offset by $0.9 million issuance cost paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2011:

	Payments Due By Period
	Total	Remainder of 2011	1-3 Years	4-5 Years	More Than 5 Years
	($ amounts in 000's)
Operating leases (1)	18,710	5,705	11,609	1,396	—
Purchase commitments (2)	6,112	6,112	—	—	—
Royalty commitments (3)	3,750	750	2,500	500	—
Total (4)	28,572	12,567	14,109	1,896	—
----------
(1)    Consists of contractual obligations from non-cancelable office space under operating leases.
(2)    Consists of minimum purchase commitments with independent contract manufacturers.
(3)    Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” We have accrued $4.9 million as of March 31, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.
(4)    No amounts related to ASC 740-10 (FIN 48) are included. As of March 31, 2011, we had approximately $15.9 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2011, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In August 2009, Trend Micro Incorporated (“Trend Micro”) filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. We filed an action in the U.S. District Court for the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In January 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”), the PTO issued an initial office action that the Trend Micro patents allegedly forming the basis for the royalty payments are invalid. Trend Micro has responded disputing this initial office action.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the U.S. District Court for the District of Delaware alleging infringement by us and other defendants of two patents. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. There is a related action that was dismissed by the Court, and that dismissal has been appealed by ESR to the Federal Circuit.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. In January 2011, we filed with the PTO a petition for re-examination of the patent asserted by NPS. Currently the case is in the early stages.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments.

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

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in customer renewal rates for our services;

•	changes in the length of services contracts sold;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	any disruption in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both domestically and in our foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

Our services revenue accounted for 52% and 55% of our total revenue for the first quarters of fiscal 2011 and 2010, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and, if we fail to optimize our channel partner model going forward, our operating results will be harmed.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government entities. Sales to enterprises, service providers and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from larger competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel, Inc.), and Juniper Networks, Inc., that traditionally target enterprises, service providers and government entities and that may already have purchase commitments from those end-customers;

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

Large enterprises, service providers and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and government entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, enterprise, service providers and government entities typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

The average sales prices of our products may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, discounts we offer, a change in our mix of products, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the average sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

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

We incurred net losses through fiscal 2007. Although we were profitable in fiscal 2008, 2009 and 2010, we may not be able to sustain profitability in future periods if we fail to increase revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our revenue growth could cause the price of our common stock to materially decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities, and accounting for income taxes.

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

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control, such as the earthquake in Japan. Our reliance on a limited number of suppliers involves several additional risks, including:

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

A majority of our operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. For example, during the first quarter of 2011, we were impacted by the weakening of the dollar against the Canadian dollar and the Euro, which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cashflow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations.
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

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as civil unrest and terrorism.

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. We have sales operations in Japan that have been impacted by the earthquake in Japan and that could continue to be impacted by that disaster, and we have sales operations in the Middle East that could continue to be negatively impacted by civil unrest there. In addition, natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc. and Juniper Networks, Inc., security vendors such as Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel, Inc.), and SonicWALL, Inc. (acquired by Thoma Bravo), and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper's acquisition of NetScreen Technologies, Inc., Intel's acquisition of McAfee and Check Point's acquisition of Nokia's security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

As discussed in "Item 1-Legal Proceedings," from time to time we are subject to lawsuits claiming patent infringement and there are lawsuits claiming patent infringement currently pending. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We are in the early stages of completing our evaluation of our internal controls over financial reporting for fiscal 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition recently adopted by the FASB, the increased use of fair value measure, the recent proposed change to revenue recognition, lease accounting, financial instrument accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business. Effective January 1, 2011, we started reporting revenue recognition based on the new revenue standards issued by the FASB. If we do not ensure that proper systems and processes for revenue recognition are aligned with the new standards, this could have a material adverse impact on our business.
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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the stockholders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

As of April 28, 2011, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 20.6% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Date: May 5, 2011

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