Form 10-K/A
period 2010-12-31
FORTINET INC
filed 2011-07-29
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
Amendment No. 1
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No. 1 ("this Amendment") on Form 10-K/A amends our Annual Report on Form 10-K for the period ended December 31, 2011 ("Form 10-K") as filed with the Securities and Exchange Commission on February 25, 2011. No revisions are being made to the Company's financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to correct certain portions of Exhibits 31.1 and 31.2 originally filed with the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2010
Table of Contents

Page

Part IV

Item 15.	Exhibits, Financial Statement Schedules	5

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

3.2	Amended and Restated Bylaws	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.5†*	Forms of stock option agreement under 2009 Equity Incentive Plan

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.9†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.11†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.12†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.13	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

21.1	List of subsidiaries	Registration Statement on Form S-l, as amended (File No. 001-34511)	August 10, 2009

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________
† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTINET, INC.

Date: July 29, 2011	By:	/s/ Ken Goldman
Ken Goldman
Vice President and Chief Financial Officer

6