Form 10-Q/A
period 2011-03-31
FORTINET INC
filed 2011-07-29
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 ("this Amendment") on Form 10-Q/A amends our quarterly report on Form 10-Q for the period ended March 31, 2011 ("the Form 10-Q") as filed with the Securities and Exchange Commission on May 5, 2011. No revisions are being made to the Company's financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing to correct certain portions of Exhibits 31.1 and 31.2 originally filed with the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q/A
For the Quarterly Period Ended March 31, 2011
Table of Contents

Page
Part II

Item 6.	Exhibits	4

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference Herein
Number		Form	Date

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTINET, INC.

Date: July 29, 2011	By:	/s/ Ken Goldman
Ken Goldman
Vice President and Chief Financial Officer

5