Form 10-Q
period 2011-06-30
FORTINET INC
filed 2011-08-04
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[x]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No   [x]

As of July 29, 2011, there were 153,102,345 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

Part I

ITEM 1.     Financial Statements
FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,019	$66,859
Short-term investments	264,001	246,651
Accounts receivable, net of allowance for doubtful accounts of $180 and $303 at June 30, 2011 and December 31, 2010, respectively	72,212	72,336
Inventory—Net	13,650	13,517
Deferred tax asset	13,704	8,158
Prepaid expenses and other current assets	10,139	8,849
Deferred cost of revenues	2,687	3,788
Total current assets	454,412	420,158
PROPERTY AND EQUIPMENT—Net	7,339	7,056
DEFERRED TAX ASSET—Non-current	37,443	37,443
DEFERRED COST OF REVENUES	4,668	5,543
LONG-TERM INVESTMENTS	126,478	73,950
OTHER ASSETS	4,895	1,272
TOTAL ASSETS	$635,235	$545,422

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,207	$12,761
Accrued liabilities	19,976	16,303
Accrued payroll and compensation	20,656	19,670
Deferred revenue	192,450	169,648
Total current liabilities	246,289	218,382
DEFERRED REVENUE—Non-current	80,749	82,983
OTHER NON-CURRENT LIABILITIES	20,677	11,603
Total liabilities	347,715	312,968
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 154,322 and 150,172 shares issued and 152,913 and 148,763 shares outstanding at June 30, 2011 and December 31, 2010, respectively	154	150
Additional paid-in-capital	277,823	251,845
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	3,184	2,181
Retained earnings (accumulated deficit)	9,354	(18,727)
Total stockholders' equity	287,520	232,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$635,235	$545,422
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE:
Product	$46,687	$31,037	$86,852	$58,147
Services	52,671	40,964	101,357	79,589
Ratable product and services	3,665	4,330	8,080	8,390
Total revenue	103,023	76,331	196,289	146,126
COST OF REVENUE:
Product	16,591	11,822	30,666	23,136
Services	8,596	6,818	16,377	13,286
Ratable product and services	1,371	1,525	2,931	3,118
Total cost of revenue	26,558	20,165	49,974	39,540
GROSS PROFIT:
Product	30,096	19,215	56,186	35,011
Services	44,075	34,146	84,980	66,303
Ratable product and services	2,294	2,805	5,149	5,272
Total gross profit	76,465	56,166	146,315	106,586
OPERATING EXPENSES:
Research and development	15,942	12,676	30,363	24,610
Sales and marketing	35,896	27,777	68,614	54,500
General and administrative	5,848	5,933	11,114	10,992
Total operating expenses	57,686	46,386	110,091	90,102
OPERATING INCOME	18,779	9,780	36,224	16,484
INTEREST INCOME	863	399	1,656	667
OTHER INCOME (EXPENSE)—Net	(207)	87	(302)	(163)
INCOME BEFORE INCOME TAXES	19,435	10,266	37,578	16,988
PROVISION FOR INCOME TAXES	4,941	3,397	9,497	5,901
NET INCOME	$14,494	$6,869	$28,081	$11,087
Net income per share:
Basic	$0.10	$0.05	$0.19	$0.08
Diluted	$0.09	$0.05	$0.17	$0.07
Weighted-average shares outstanding:
Basic	152,267	136,990	151,293	135,684
Diluted	163,887	151,274	163,393	150,866

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,081	$11,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,336	2,842
Amortization of investment premiums	6,291	2,713
Stock-based compensation	6,940	4,412
Excess tax benefit from employee stock option plans	(4,491)	(3,652)
Changes in operating assets and liabilities:
Accounts receivable—net	63	(5,255)
Inventory—net	(1,455)	(3,002)
Deferred tax assets	(5,546)	(2)
Prepaid expenses and other current assets	(2,101)	(1,534)
Deferred cost of revenues	1,976	(223)
Other assets	(1,762)	(66)
Accounts payable	355	2,352
Accrued liabilities	3,660	283
Accrued payroll and compensation	357	2,686
Deferred settlement and other liabilities	3,170	—
Deferred revenue	20,544	23,592
Income taxes payable	14,826	3,533
Net cash provided by operating activities	74,244	39,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(287,659)	(191,806)
Maturities and sales of investments	211,845	44,176
Purchases of property and equipment	(1,450)	(2,229)
Payment made in connection with business acquisition, net	(2,623)	—
Net cash used in investing activities	(79,887)	(149,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,219	12,541
Offering costs paid in connection with Initial Public Offering	—	(872)
Excess tax benefit from employee stock option plans	4,491	3,652
Net cash provided by financing activities	15,710	15,321
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,093	(1,251)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,160	(96,023)
CASH AND CASH EQUIVALENTS—Beginning of period	66,859	212,458
CASH AND CASH EQUIVALENTS—End of period	$78,019	$116,435
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(1,017)	$1,228
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment not yet paid	$124	$232

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

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheets as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and June 30, 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and June 30, 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements, which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2011 and June 30, 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

Effective June 1, 2011, we completed a two-for-one stock split of our outstanding common shares in the form of a stock dividend. In accordance with GAAP, all shares and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include implicit service periods for revenue recognition, the best estimate of selling price, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory write-offs, reserve for warranty costs, stock-based compensation, valuation of deferred tax assets, and tangible and intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, seasonality, the timing of new product introductions, price and sales competition and our ability to adapt to changing market conditions and dynamics, changes in the expenses caused by, for example, fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, failure of our channel partners to perform, the quality of our products and services, general economic conditions, challenges in doing business outside of the United States of America, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors (Note 7), product obsolescence, and our ability to attract and retain qualified employees.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Concentration of Credit Risk—Financial instruments that subject us to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. We maintain our cash and cash equivalents in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

During the three and six months ended June 30, 2011 and June 30, 2010, no single customer accounted for more than 10% of total net revenue.

At June 30, 2011 and December 31, 2010, no single customer accounted for more than 10% of net accounts receivable.

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

Comprehensive Income—Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220 (formerly referred to as Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction gains (losses) of $(0.2) million and $0.1 million, are included in other income (expense), net for the three months ended June 30, 2011 and June 30, 2010, respectively. Foreign currency transaction losses of $0.3 million and $0.2 million are included in other income (expense), net for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

Our investments consist of marketable debt securities, which are classified as available-for-sale and are recognized at fair value. We include these investments on our balance sheet as either short-term or long-term investments depending on their maturity at the time of purchase. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

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

Deferred Cost of Revenues—Deferred cost of revenues represents the unamortized cost of products associated with ratable products and services revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenues associated with short-term deferred revenue is classified as short-term and deferred cost of revenues associated with long-term deferred revenue is classified as long-term.

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

Revenue Recognition—In October 2009, the FASB amended the ASC as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after December 31, 2010. The adoption of ASU 2009-13 and ASU 2009-14, increased revenues $5.7 million and $9.0 million for the three and six months ended June 30, 2011, respectively. The increase was primarily due to certain product revenue, which can now be recognized upon shipment, but would have been deferred under the previous revenue recognition rules. We expect the adoption of ASU 2009-13 and ASU 2009-14 to have an impact on future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with ASU 2009-13. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to ASC 985-605 along with non-software deliverables that are subject to the ASU 2009-13. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in ASU 2009-13.

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

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis

For our hardware appliances we use BESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish a selling price using VSOE for our support and services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels. We will review our BESP estimates on a quarterly basis to coincide with our VSOE review process.

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

For arrangements which include customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no general right of return and end-customers upon shipment, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of returns that we estimate and reduce revenue for under our sales returns and allowances. We recognize product revenue on sales made through such distributors upon sale by the distributor to the end-customer, at which time the rights of return lapse. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Accrued warranty activities are summarized as follows ($ amounts in 000's):

	For The Six Months Ended And As Of	For The Year Ended And As Of
	June 30, 2011	December 31, 2010
Accrued warranty balance - beginning of the period	1,878	2,257
Warranty costs incurred	(841)	(1,337)
Provision for warranty	551	1,069
Adjustments to previous estimates	(45)	(111)
Accrued warranty balance - end of the period	1,543	1,878

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). To help protect against significant fluctuations in the value and volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments involved are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815, Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the condensed consolidated statements of operations.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of June 30, 2011 was (amounts in 000's):

To hedge balance sheet accounts:	Buy/Sell	Notional
Currency
EUR	Buy	5,447
GBP	Buy	1,586
CAD	Buy	13,609

Recent Accounting Pronouncements

We did not adopt any new accounting standards during the quarter.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities ($ amounts in 000's):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	16,115	14	—	16,129
Corporate debt securities	305,932	230	—	306,162
Commercial paper	49,476	25	—	49,501
Municipal bonds	6,587	14	—	6,601
Term deposits	12,086	—	—	12,086
Total available-for-sale securities	390,196	283	—	390,479

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	51,989	—	(46)	51,943
Corporate debt securities	213,237	159	—	213,396
Commercial paper	38,914	5	—	38,919
Municipal bonds	11,069	11	—	11,080
Term deposits	5,263	—	—	5,263
Total available-for-sale securities	320,472	175	(46)	320,601

The contractual maturities of our investments are as follows ($ amounts in 000's):

	June 30, 2011	December 31, 2010
Due within one year	264,001	246,651
Due within one to three years	126,478	73,950
Total	390,479	320,601

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The valuation techniques we use to measure the fair value of money market funds and term deposits were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

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

The following table presents the fair value of our financial assets as of June 30, 2011 and December 31, 2010 using the ASC 820 input categories ($ amounts in 000's):

	June 30, 2011			December 31, 2010
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	16,129	—	16,129	51,943	—	51,943
Corporate debt securities	306,162	—	306,162	213,396	—	213,396
Commercial paper	57,500	—	57,500	52,415	—	52,415
Municipal bonds	10,600	—	10,600	11,080	—	11,080
Term deposits	12,086	12,086	—	5,263	5,263	—
Money market funds	32,370	32,370	—	7,078	7,078	—
Foreign currency contracts	—	—	—	74	—	74
Total	434,847	44,456	390,391	341,249	12,341	328,908
Reported as:
Cash and cash equivalents	44,368			20,574
Short-term investments	264,001			246,651
Prepaid expenses and other current assets	—			74
Long-term investments	126,478			73,950
Total	434,847			341,249

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of June 30, 2011 or December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or six months ended June 30, 2011.

3. INVENTORY—Net

Inventory, net, consisted of the following ($ amounts in 000's):

	June 30, 2011	December 31, 2010
Raw materials	2,605	2,593
Finished goods	11,045	10,924
Inventory—net	13,650	13,517

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	June 30, 2011	December 31, 2010
Evaluation units	12,270	10,607
Computer equipment and software	10,833	9,561
Furniture and fixtures	1,205	1,087
Leasehold improvements and tooling	4,591	4,548
Total property and equipment	28,899	25,803
Less: accumulated depreciation	(21,560)	(18,747)
Property and equipment—net	7,339	7,056

Depreciation expense was $1.7 million and $1.5 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Depreciation expense was $3.3 million and $2.8 million for the six months ended and June 30, 2011 and June 30, 2010, respectively.

5. INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options and warrants.

Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net income	14,494	6,869	28,081	11,087

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	152,267	136,990	151,293	135,684

Diluted shares:
Weighted-average common shares outstanding - basic	152,267	136,990	151,293	135,684
Effect of potentially dilutive securities:
Employee stock options	11,620	14,114	12,100	15,010
Warrants to purchase common stock	—	170	—	172
Weighted-average shares used to compute diluted net income per share	163,887	151,274	163,393	150,866
Net income per share:
Basic	0.10	0.05	0.19	0.08
Diluted	0.09	0.05	0.17	0.07

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following outstanding options were excluded from the computation of diluted net income per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Options to purchase common stock	3,571	2,788	2,598	2,120

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000's):

	June 30, 2011	December 31, 2010
Product	5,464	4,466
Services	246,343	219,022
Ratable products and services	21,392	29,143
Total deferred revenue	273,199	252,631
Reported As:
Current	192,450	169,648
Non-current	80,749	82,983
Total deferred revenue	273,199	252,631

7. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $2.1 million and $1.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively and $4.0 million and $3.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro Incorporated ("Trend Micro") in January 2006 (see "Litigation" below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of June 30, 2011 are as follows ($ amounts in 000's):

	Rental Payment	Royalty (1)
Fiscal Years:
2011 (remainder)	3,950	500
2012	5,881	1,000
2013	4,317	1,000
2014	2,429	500
2015	1,403	500
Total	17,980	3,500
-----------
(1) Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute (see "Litigation" below). The $500,000 listed in the chart above as the "2011 (remainder)" represents the minimum royalties, pursuant to the settlement and license agreement, for the third and fourth quarters of fiscal 2011. We have accrued a total payment including interest of $5.6 million as of June 30, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2011, we had $18.3 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation—In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid, and, as a result of the patents' invalidity along with other defenses, we believe we have no contractual obligation to pay the royalties. We filed an action in the U.S. District Court for the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In May 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”) on two Trend Micro patents, the PTO issued final office actions rejecting a number of the Trend Micro patent claims allegedly forming the basis for the royalty payments. Trend Micro has responded disputing one of the final office actions. We have determined that there is not a reasonable possibility that a loss exceeding amounts already recognized may be incurred.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The PTO has finally rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). There was a related action that was dismissed by the District Court and appealed by ESR to the Federal Circuit. The Federal Circuit in June 2011 rejected ESR's appeal and confirmed the dismissal. We have determined that there is not a reasonable possibility that a loss may be incurred.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. Currently the case is in the early stages. In January 2011, we filed with the PTO a petition for re-examination of the patent asserted by NPS. In May 2011, the PTO issued an initial office action preliminarily rejecting a number of the claims of the asserted patent. We have determined that there is not a reasonable possibility that a loss may be incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. We have determined that there is not a reasonable possibility that a loss may be incurred.

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

8. STOCKHOLDERS' EQUITY

Stock Plans—We grant equity compensation awards to acquire our ordinary shares from three plans, and which collectively are referred to as our stock plans below. For further discussion of these Plans, refer to Note 11, "Stock Plans," of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common Shares Reserved for Issuance—At June 30, 2011, we had reserved 40.9 million common shares for issuance.

Stock-based compensation under ASC 718—Stock-based compensation is accounted for in accordance with ASC 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. We determined weighted-average valuation assumptions as follows:

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under ASC 718-10 (formerly referred to as Staff Accounting Bulletin 110).

Expected Volatility—The computation of expected volatility for the periods presented includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data and to a lesser extent, our weighted historical and implied volatility following our IPO in November 2009.

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the Common Stock (or the closing bid, if no sales were reported) on the effective grant date.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected term in years	4.6	4.6	4.6	4.6
Volatility (%)	43.4	37.6	40.4 - 43.4	37.6 - 40.5
Risk-free interest rate (%)	2.0	2.3	1.8 - 2.0	2.3 - 2.4
Dividend rate (%)	—	—	—	—

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of product revenue	43	26	65	50
Cost of services revenue	362	234	560	442
Research and development	985	587	1,438	1,141
Sales and marketing	1,681	897	3,581	1,763
General and administrative	799	520	1,296	1,016
	3,870	2,264	6,940	4,412

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2010	15,091	22,490	4.21
Authorized	7,438	—	—
Granted	(4,206)	4,206	21.01
Forfeited	719	(719)	9.68
Exercised (aggregate intrinsic value of $76,061)	—	(4,150)	2.70
Balance—June 30, 2011	19,042	21,827	7.55
Options vested and expected to vest—June 30, 2011		20,679	7.37	4.86	411,852
Options exercisable—June 30, 2011		10,789	3.11	4.06	260,853

At June 30, 2011, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $44.4 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 3.2 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $2.2 million and $1.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively. The total fair value of awards vested under our stock plans was $5.8 million and $5.0 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The weighted-average fair value of options granted during the three and six months ended June 30, 2011 was $8.90 and $7.71 per share, respectively.

Non-employees—During the three months ended June 30, 2011, we granted options to purchase 3,260 shares of Common Stock, at an exercise price of $23.04 per share, to non-employees in exchange for services. During the three months ended June 30, 2010, no options were granted to non-employees in exchange for service. During the six months ended June 30, 2011 and June 30, 2010, we granted to non-employees in exchange for services, options to purchase 28,384 and 9,400 shares of Common Stock, respectively, at a range of exercise prices of $16.86 to $20.24 per share. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected term in years	3.9 - 6.1	4.8 - 6.5	3.9 - 6.3	4.8 - 6.8
Volatility (%)	43.4	37.6	40.4 - 43.4	37.6 - 40.5
Risk-free interest rate (%)	2.0	2.3	1.8 - 2.0	2.3 - 2.4
Dividend rate (%)	—	—	—	—

9. INCOME TAXES

The effective tax rate was 25.4% for the three months ended June 30, 2011, compared to an effective tax rate of 33.1% for the three months ended June 30, 2010. The effective tax rate was 25.3% for the six months ended June 30, 2011, compared to an effective tax rate of 34.7% for the six months ended June 30, 2010. The provision for income taxes for the three months and six months ended June 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the three months and six months ended June 30, 2010 is comprised of foreign income taxes,

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

U.S. federal and state taxes, and withholding tax.

As of June 30, 2011 and December 31, 2010, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $17.1 million and $11.2 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2011, we had approximately $0.3 million accrued for estimated interest related to uncertain tax positions. For the six months ended June 30, 2011, we recorded estimated interest of $0.2 million. Penalties were immaterial at June 30, 2011.

10. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for the calendar year 2011). In Canada, we have established a Group RRSP program (the "RRSP Plan") which permits participants to make tax deductible contributions up to the maximum RRSP contribution limits under the Income Tax Act. As of January 1, 2011, our board of directors approved 50% matching contributions on employee contributions, up to 4% of the employee's eligible earnings. Our matching contributions to the RRSP and 401(k) Plans for the three and six months ended June 30, 2011 were $390,449 and $756,663, respectively.

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000's):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Americas:
United States	28,103	21,875	52,273	39,167
Other Americas	12,438	7,015	23,913	13,540
	40,541	28,890	76,186	52,707
Europe, Middle East and Africa (EMEA)	36,633	29,482	70,274	56,556
Asia Pacific and Japan (APAC)	25,849	17,959	49,829	36,863
Total revenue	103,023	76,331	196,289	146,126

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment—Net	June 30, 2011	December 31, 2010
Americas:
United States	2,037	1,639
Canada	3,729	3,933
Other Americas	20	13
	5,786	5,585
Europe, Middle East and Africa (EMEA)	745	616
Asia Pacific and Japan (APAC)	808	855
Total property and equipment—net	7,339	7,056

12. ACQUISITIONS

On April 6, 2011, we completed the acquisition of TalkSwitch Corp. (TalkSwitch), a privately held company that provides voice over IP phone system, for a cash payment of $2.6 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to TalkSwitch tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of approximately $0.9 million and liabilities of $0.1 million and purchased identifiable intangible assets of approximately $1.8 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized on a straight-line basis over three years.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	the continued realization of efficiency gains in our sales and marketing organization as well as efficiency gains in our overall headcount measured by revenue per employee;

•	growth in our high-end business and further penetration in certain verticals;

•	mix of billings between product and services, as well as, mix of a single year vs. multi-year support and subscription contracts;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	our royalty payments to Trend Micro;

•	the impact of our product innovation strategy;

•	impact of the newly-adopted revenue recognition rules;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	investments in research and development and sales and marketing staff to address market opportunities and to position ourselves for future growth;

•	our effective tax rate;

•	the impact of seasonality on our business; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of June 30, 2011, we had shipped over 750,000 appliances to more than 7,500 channel partners and to more than 100,000 end-customers worldwide, including a majority of the 2010 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, application control, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses and branch offices, to the FortiGate-5000 series for large enterprises and service providers. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention/application control, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complimentary products have grown in recent quarters, although these products still represent less than 10% of our total revenue. During the past several quarters, we have also expanded and enhanced our FortiGate UTM and FortiAP secure wireless access product lines, as well as introduced software-based virtual appliances for our FortiGate and FortiManager product lines, which help secure the end-customer's cloud-based network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front based on the allocated revenue value and defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer); although, it could be longer as we have historically experienced growth in sales of multi-year support and subscription contracts. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.
During the second quarter of 2011, billings and revenues grew as a result of the leverage achieved on our investments in research and development and the successful execution of our global sales strategy. Sales of FortiGate products continued to be generally balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. We expect some degree of variability from year to year and between quarters, although we do not consider small percentage changes meaningful in terms of business trends. The percentage of our FortiGate related billings from the mid-range category increased to 33% in the second quarter of 2011 from 30% in the second quarter of 2010, while the high-end category decreased from 35% to 34%, and the entry-level category decreased from 35% to 33%.

We also believe continued product innovation, as evidenced by the increased demand for our recently introduced FortiGate appliance models such as the FortiGate-5001B, FortiGate-3040B, and FortiGate-3140B high-end UTM products, as well as our FortiAP WiFi devices, are reinforcing our competitive edge and driving market share gains. During the second quarter of 2011, we also continued to expand and enhance our sales teams, and focus on key verticals and emerging markets. We secured notable wins in the retail vertical, continued to gain traction in the financial services and government verticals and remained strong with notable wins in EMEA and APAC in the service provider vertical. We experienced a sizable increase in the number of deals involving sales greater than $100,000 and an increase in the number of deals greater than $250,000 compared to the second quarter of 2010. Although we experienced a decline in deals valued at greater than $500,000, there were a number of deals in this category which were above $1 million. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets.

Billings, a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue (further described under "Non-GAAP Financial Measures"), were $110.2 million in the second quarter of 2011, an increase of 22% compared to the second quarter of 2010. Our billings growth rate was adversely impacted by slower billings growth in our EMEA region. Total revenue was $103.0 million for the second quarter of 2011, an increase of 35% compared to the second quarter of 2010. Revenue for the second quarter of 2011 includes a $5.7 million, or 6%, positive impact related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies" included in - Footnote 1 of our Condensed Consolidated Financial Statements. The increase was primarily due to certain product revenue, which can now be recognized upon shipment, and would have been deferred under the previous revenue recognition rules. Product revenue was $46.7 million, an increase of 50% compared to the second quarter of 2010, and a greater percentage of total revenue (45% in the second quarter of 2011, compared to 41% in the second quarter of 2010). The higher product revenue can be attributed to a richer mix of product, compared to services, billings compared to last year and upfront recognition of revenue related to sales in China previously amortized ratably. Services revenue in the second quarter of 2011 was $52.7 million, an increase of 29% compared to the second quarter of 2010. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 51% and 54% of total revenue for the second quarter of 2011 and 2010, respectively. Ratable product and services revenue in the second quarter of 2011 was $3.7 million, a decrease of 15% compared to the second quarter of 2010. Adoption of the new revenue recognition rules is expected to result in a decline in ratable revenue over time.

We are a global, geographically diversified business, with 61% of our total revenue generated outside of the Americas region in the second quarter of 2011. Our strong operating results were driven by strong performance across all geographies, especially in APAC and the Americas. During the quarter, $40.5 million, or 39%, of our total revenue was generated from the Americas, representing an increase of 40% from the second quarter of 2010. EMEA generated $36.6 million, or 36%, of our total revenue during the second quarter of 2011, representing an increase of 24% from the second quarter of 2010. APAC generated $25.8 million, or 25%, of our total revenue during the second quarter of 2011, representing an increase of 44% from the second quarter of 2010.

Our total operating expenses were $57.7 million for the second quarter of 2011, an increase of 24% compared to the same period in the prior year. The 35% increase in revenues compared to the 29% increase in sales and marketing expense from the second quarter of 2010 (as discussed under "Results of Operations" below) demonstrates the leverage that we are achieving from the investment in our sales force during the past year. We are achieving even higher leverage in the first half of 2011, as revenues increased 35% compared to the 24% increase in sales and marketing expense from the first half of 2010. Despite the negative impact of foreign currency fluctuations experienced during the quarter, operating expenses as a percentage of revenue decreased to 56% from 61% during the second quarter last year. We are also seeing improvements in productivity and efficiencies in our overall headcount as our annualized second quarter 2011 revenue per employee, defined as quarterly revenue, annualized and divided by average headcount, reached $288,000, up from $241,000 for the second quarter of 2010. Headcount increased during the second quarter of 2011 from 1,389 at the end of the first quarter of 2011 to 1,475, as our pace of hiring picked up this quarter (particularly in research and development), following a ramp up in our recruiting efforts over the past few quarters. A portion of the headcount (35 employees) increase was due to our TalkSwitch acquisition in the current quarter.

Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $7.2 million from $266.0 million at March 31, 2011 to $273.2 million at June 30, 2011. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the second quarter of 2011 with $468.5 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Revenue	103,023	76,331
Gross margin	74.2%	73.6%
Operating income(1)	18,779	9,780
Operating margin	18.2%	12.8%
Total deferred revenue	273,199	225,521
Increase in total deferred revenue over prior quarter	7,170	13,984
Cash, cash equivalents and investments	468,498	308,960
Cash flows from operating activities	34,068	17,950
Free cash flow(2)	33,312	16,735
-----------
(1) Includes:
Stock-based compensation expense	3,870	2,264
Patent settlement income	478	—
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

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services, consistent with our billings for the period. Monitoring cash flow from operations enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Our cash flow from operations was $34.1 million in the second quarter of 2011, and $18.0 million in the second quarter of 2010. In the second quarter of 2011, free cash flow (a non-GAAP financial measure, described under “Non-GAAP Financial Measures” below) was $33.3 million, compared to $16.7 million in the second quarter of 2010.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP income from operations and non-GAAP operating margin, non-GAAP operating expenses, non-GAAP net income and non-GAAP free cash flow. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from the patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from the patent settlement. Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from the patent settlement. Free cash flow, an alternative non-GAAP financial measure of liquidity, is defined as net cash provided by operating activities less capital expenditures and the upfront cash payment related to the patent settlement.

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

The following tables reconcile GAAP gross margin, income from operations, operating margin, certain operating expenses and net income as reported on our condensed consolidated statements of operations to non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, certain non-GAAP operating expenses and non-GAAP net income for the second quarters of 2011 and 2010.

	Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	103,023		76,331

GAAP gross profit and margin	76,465	74.2	56,166	73.6
Stock-based compensation expense	405	0.4	260	0.3
Non-GAAP gross profit and margin	76,870	74.6	56,426	73.9

GAAP income from operations and margin	18,779	18.2	9,780	12.8
Stock-based compensation expense:
Cost of revenue	405	0.4	260	0.3
Research and development	985	1.0	587	0.8
Sales and marketing	1,681	1.6	897	1.2
General and administrative	799	0.8	520	0.7
Total stock-based compensation	3,870	3.8	2,264	3.0
Patent settlement	(478)	(0.5)	—	—
Non-GAAP income from operations and margin	22,171	21.5	12,044	15.8

	Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	15,942	15.5	12,676	16.6
Stock-based compensation	(985)	(1.0)	(587)	(0.8)
Non-GAAP research and development expenses	14,957	14.5	12,089	15.8

Sales and marketing expenses:
GAAP sales and marketing expenses	35,896	34.8	27,777	36.4
Stock-based compensation	(1,681)	(1.6)	(897)	(1.2)
Non-GAAP sales and marketing expenses	34,215	33.2	26,880	35.2

General and administrative expenses:
GAAP general and administrative expenses	5,848	5.7	5,933	7.8
Stock-based compensation	(799)	(0.8)	(520)	(0.7)
Patent settlement	478	0.5	—	—
Non-GAAP general and administrative expenses	5,527	5.4	5,413	7.1

Total operating expenses:
GAAP operating expenses	57,686	56.0	46,386	60.8
Stock-based compensation	(3,465)	(3.4)	(2,004)	(2.7)
Patent settlement	478	0.5	—	—
Non-GAAP operating expenses	54,699	53.1	44,382	58.1

	Three Months Ended
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Net Income:
GAAP net income	14,494	6,869
Stock-based compensation expense(1)	3,870	2,264
Patent settlement(2)	(478)	—
Provision for income taxes(3)	4,941	3,397
Non-GAAP income before provision for income taxes	22,827	12,530
Tax effects related to non-GAAP adjustments(4)	(7,533)	(4,386)
Non-GAAP net income	15,294	8,144

Non-GAAP net income per share - diluted	0.09	0.05

Shares used in per share calculation - diluted	163,887	151,274
---------
(1)    Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.
(2)    The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.
(3)    Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.
(4)    Pro-forma tax provision related to non-GAAP income before tax reflects 33.0% and 35.0% effective tax rates in the second quarter of 2011 and 2010, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we currently plan to use a 33.0% tax rate for the year, subject to discrete items that may occur in a particular quarter.

	Three Months Ended
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Billings:
Revenue	103,023	76,331
Increase in deferred revenue	7,170	13,984
Total Billings (Non-GAAP)	110,193	90,315

	Three Months Ended
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	34,068	17,950
Less purchases of property and equipment	(756)	(1,215)
Free cash flow (Non-GAAP)	33,312	16,735
Net cash used in investing activities*	(32,953)	(88,887)
Net cash provided by financing activities	7,635	14,012
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

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, and FortiBridge appliances, and our FortiClient and virtual domain, or VDOM, software. Additionally, we generate revenue from the TalkSwitch line of telephony products. We generally recognize revenue for products sold to distributors through the “sell-in” method upon shipment to the distributor, and for “sell-through” distributors, upon sale to their end-customer. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors, but generally may remain at comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering, antispam and vulnerability management updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although, we have experienced growth in the sales of multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts, as our services revenue growth rate depends significantly on the growth of our customer base.

•
Ratable product and services revenue. Ratable product and services revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See Footnote 1 “Summary of Significant Accounting Policies - Revenue Recognition” for more details. In the second quarters of 2011 and 2010, ratable product and services revenue represented approximately 3.6% and 5.7% of total revenue, respectively. Over time we expect this category to continue to decline due to the new revenue recognition rules, which allow us to use BESP in our allocation of arrangement consideration when we do not have VSOE.

Cost of revenue

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 1 - Legal Proceedings.” For fiscal 2009, 2010 and the first two quarters of 2011, this royalty represented approximately one percent of total revenue, and we do not expect this percentage to increase substantially in the foreseeable future.

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

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain comparable (or decrease slightly) to that achieved through the first two quarters of 2011.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. We have generally maintained consistent services gross margins in 2010 and the first two quarters of 2011.

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

•
Research and development. Research and development expense consists primarily of cash-based personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment, facility-related expenses and stock-based compensation expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred, except for capital equipment which is depreciated over time. Our development teams are primarily located in Canada, China, and California. We expect our spending for research and development to increase in absolute dollars but remain comparable to recent periods as a percentage of total revenue.

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

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, and defend our intellectual property, but remain comparable or decrease compared to recent periods as a percentage of total revenue.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in money market funds, commercial paper, corporate debt securities, municipal bonds, term deposits, and U.S. government and agency debt securities.

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

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

Revenue

	Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	46,687	45.3	31,037	40.6	15,650	50.4
Services	52,671	51.1	40,964	53.7	11,707	28.6
Ratable product and services	3,665	3.6	4,330	5.7	(665)	(15.4)
Total revenue	103,023	100.0	76,331	100.0	26,692	35.0

Revenue by Geography:
Americas	40,541	39.4	28,890	37.8	11,651	40.3
EMEA	36,633	35.5	29,482	38.8	7,151	24.3
APAC	25,849	25.1	17,959	23.4	7,890	43.9
Total revenue	103,023	100.0	76,331	100.0	26,692	35.0

Total revenue increased $26.7 million, or 35.0%, in the second quarter of 2011 compared to the second quarter of 2010. The adoption of the new revenue recognition rules, described in the notes to our financial statements, contributed $5.7 million of the increase. The Americas and APAC regions contributed the largest portion of this growth, while the EMEA region demonstrated solid year-over-year revenue growth as well. Product revenue increased $15.7 million, or 50.4%, compared to the second quarter of 2010, as we experienced higher sales volumes and increased sales to enterprise customers in the Americas and enterprise and service provider customers in APAC and EMEA. Services revenue increased $11.7 million, or 28.6%, in the second quarter of 2011 compared to the second quarter of 2010 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable product and services revenue was minor and over time, this category of revenue is expected to decline due to the new revenue recognition rules. Revenue for the second quarter of 2011 includes a positive $5.7 million impact related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies" included in - Footnote 1 of our Condensed Consolidated Financial Statements.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	16,591	11,822	4,769	40.3
Services	8,596	6,818	1,778	26.1
Ratable product and services	1,371	1,525	(154)	(10.1)
Total cost of revenue	26,558	20,165	6,393	31.7

Gross margin (%):
Product	64.5	61.9	2.6
Services	83.7	83.4	0.3
Ratable product and services	62.6	64.8	(2.2)
Total gross margin	74.2	73.6	0.6

Total gross margin increased 0.6 percentage points in the second quarter of 2011 primarily due to improved product margins. Product gross margin increased 2.6 percentage points in the second quarter of 2011 compared to 2010 primarily due to an increase in the average selling price of our high-end product sales to enterprise and service provider customers combined with the fact that our lower-priced, entry-level products accounted for a smaller portion of our revenue during the quarter (33% compared to 35% in the second quarter last year). The 0.3 percentage points increase in services gross margin was primarily due to increased leverage in our cost structure. Services cost increased by $1.8 million primarily due to $1.5 million of higher cash-based personnel costs as we continued to scale our support and FortiGuard global security research organizations and to a lesser extent, a $0.2 million increase in professional services costs and a $0.1 million increase in stock-based compensation. Ratable product and services gross margin decreased 2.2 percentage points, as a result of higher indirect product costs, such as manufacturing overhead, and due to China sales being a higher percentage of ratable revenue, which have lower margins.

Operating Expenses

	Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	15,942	15.5	12,676	16.6	3,266	25.8
Sales and marketing	35,896	34.8	27,777	36.4	8,119	29.2
General and administrative	5,848	5.7	5,933	7.8	(85)	(1.4)
Total operating expenses	57,686	56.0	46,386	60.8	11,300	24.4

Research and development expense

Research and development expense increased $3.3 million, or 25.8%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to an increase of $2.6 million in cash-based personnel costs related to increased salaries and benefits as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Increases in stock-compensation expense of $0.4 million, product development and certification expenses of $0.2 million and supplies expense of $0.1 million also contributed to the overall increase in research and development expense. A 6% year-over-year increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $8.1 million, or 29.2%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased cash-based personnel costs of $5.7 million including higher salaries, commissions, and benefits from increased headcount in sales in order to expand our global footprint. We also incurred a $0.8 million increase in stock-based compensation expense, a $0.5 million increase in travel expense, a $0.4 million increase in marketing activities, a $0.2 million increase in occupancy related costs, and supplies, professional services, and other operating expenses increased a combined $0.5 million. A 10% increase in the Euro exchange rate against the US dollar also contributed to the increase in sales and marketing expense. As a percentage of revenue, sales and marketing expenses decreased 1.6 percentage points due to the leverage we are achieving from the investment in our sales force during the past year, as evidenced by our revenue growth of 35.0% outpacing our sales and marketing expenses growth of 29.2%. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth.

General and administrative expense

In the second quarter of 2011, general and administrative expense decreased $0.1 million, or 1.4%, compared to the second quarter of 2010. The decrease was due to a $0.5 million reduction in legal fees and the recording of $0.5 million in patent settlement income, nearly offset by a $0.6 million increase in cash-based personnel costs and $0.3 million increase in stock-based compensation.

Interest income and other income (expense), net

	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Interest income	863	399	464	116.3
Other income (expense), net	(207)	87	(294)	*
----------
* not meaningful

The $0.5 million increase in interest income in the second quarter of 2011 compared to the second quarter of 2010 was due to interest earned on higher invested balances. The change in other income (expense), net for the second quarter of 2011 when compared to the second quarter of 2010 was the result of foreign exchanges losses.

Provision for income taxes

	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	4,941	3,397	1,544	45.5
Effective tax rate (%)	25.4	33.1	(7.7)	(23.3)

Our effective tax rate was 25.4% for the three months ended June 30, 2011, compared with an effective tax rate of 33.1% for the three months ended June 30, 2010. The provision for income taxes for the three months ended June 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries.

The decrease in the effective tax rate for the three months ended June 30, 2011, compared with the same period in the prior year, is attributable primarily to adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries and the federal research tax credit.

Six Months Ended June 30, 2011 and June 30, 2010

Revenue

	Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	86,852	44.3	58,147	39.8	28,705	49.4
Services	101,357	51.6	79,589	54.5	21,768	27.4
Ratable product and services	8,080	4.1	8,390	5.7	(310)	(3.7)
Total revenue	196,289	100.0	146,126	100.0	50,163	34.3

Revenue by Geography:
Americas	76,186	38.8	52,707	36.1	23,479	44.5
EMEA	70,274	35.8	56,556	38.7	13,718	24.3
APAC	49,829	25.4	36,863	25.2	12,966	35.2
Total revenue	196,289	100.0	146,126	100.0	50,163	34.3

Total revenue increased $50.2 million, or 34.3%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, with all three regions growing over the prior year. Product revenue increased $28.7 million, or 49.4%, compared to the six months ended June 30, 2010. The increase in product revenue was primarily driven by higher sales volume coupled with significant growth in the high-end product line from increased sales to enterprise and service provider customers. Services revenue increased $21.8 million, or 27.4%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable product and services revenue was minor and over time, this category of revenue is expected to decline due to the above-mentioned adoption of new revenue recognition rules. Revenue for the six months ended June 30, 2011 includes a positive impact of $9.0 million related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies" included in - Footnote 1 of our Condensed Consolidated Financial Statements.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	30,666	23,136	7,530	32.5
Services	16,377	13,286	3,091	23.3
Ratable product and services	2,931	3,118	(187)	(6.0)
Total cost of revenue	49,974	39,540	10,434	26.4

Gross margin (%):
Product	64.7	60.2	4.5
Services	83.8	83.3	0.5
Ratable product and services	63.7	62.8	0.9
Total gross margin	74.5	72.9	1.6

Total gross margin improved by 1.6 percentage points in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to improved product gross margins, which increased 4.5 percentage points, but were significantly offset by an increase of product revenue in the overall revenue mix, which reduces the overall gross margin. Product gross margin increased 4.5 percentage points in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a greater mix of high-end products. From time to time, we have experienced sales of previously reserved inventory.

During the six months ended June 30, 2011, we experienced a positive impact of 0.4 percentage points due to the sale of fully reserved inventory compared to a positive impact of 0.6 percentage points in the same period prior year. Services gross margin improved slightly as we continued to make investments in our Americas support, professional services and FortiGuard global security research organizations. Services cost increased by $3.1 million primarily due to $2.6 million of higher cash-based personnel costs. Professional services and supplies increased a combined $0.4 million. In addition, stock-based compensation increased $0.1 million. Ratable product and services gross margin increased 0.9 percentage points, as a result of higher margins realized on demo related sales.

Operating Expenses

	Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	30,363	15.5	24,610	16.8	5,753	23.4
Sales and marketing	68,614	35.0	54,500	37.3	14,114	25.9
General and administrative	11,114	5.6	10,992	7.5	122	1.1
Total operating expenses	110,091	56.1	90,102	61.6	19,989	22.2

Research and development expense

Research and development expense increased $5.8 million, or 23.4%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase of $4.8 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher test and certification expense of $0.3 million, stock-based compensation expense of $0.3 million and depreciation, supplies and professional services increased a combined $0.4 million. A 6% year-over-year increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense.

Sales and marketing expense

Sales and marketing expense increased $14.1 million, or 25.9%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as we continued to increase our sales headcount in order to expand our global footprint. The increase consisted of $9.2 million in higher cash-based personnel costs based on increased headcount, a $1.8 million increase in stock-based compensation expense, a $1.0 increase in equipment, supplies, and professional services, a $0.9 million increase in travel expenses, a $0.9 increase in marketing-related expenses, and a $0.3 million increase in occupancy-related costs. A 4% year-over-year increase in the Euro exchange rate against the US dollar also contributed to the increase in sales and marketing expense. As a percentage of revenue, sales and marketing expenses decreased 2.3% percentage points due to the leverage we are achieving from the investment in our sales force during the past year, as evidenced by our revenue growth of 34.3% exceeding our sales and marketing expenses growth of 25.9%.

General and administrative expense

In the six months ended June 30, 2011, general and administrative expense increased $0.1 million, or 1.1%, compared to the six months ended June 30, 2010. The slight increase was due to increases in cash-based personnel costs of $1.2 million and stock-based compensation of $0.3 million as a result of increased headcount nearly offset by $1.0 million in amortization of the patent settlement income and a $0.4 million decrease in legal fees.

Interest income and other income (expense), net

	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Interest income	1,656	667	989	148.3
Other income (expense), net	(302)	(163)	(139)	85.3

The $1.0 million increase in interest income in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to higher balances of cash, cash equivalents and investments. The change in other income (expense), net for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was the result of foreign currency losses. The loss for the six months ended June 30, 2011 was primarily due to the weakening of the U.S. dollar.

Provision for income taxes

	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	9,497	5,901	3,596	60.9
Effective tax rate (%)	25.3	34.7	(9.4)	(27.1)

Our effective tax rate was 25.3% for the six months ended June 30, 2011, compared with an effective tax rate of 34.7% for the six months ended June 30, 2010. The provision for income taxes for the six months ended June 30, 2011 was comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The decrease in the effective tax rate for the six months ended June 30, 2011, compared with the same period in the prior year, was attributable primarily to the federal research tax credit and to adjustment in our intercompany transfer pricing associated with the benefit of stock options exercised by employees at various foreign subsidiaries.

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010
	($ amounts in 000's)
Cash and cash equivalents	78,019	66,859
Investments	390,479	320,601
Total cash, cash equivalents and investments	468,498	387,460

Working capital	208,123	201,776

	Six Months Ended
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Cash provided by operating activities	74,244	39,766
Cash used in investing activities	(79,887)	(149,859)
Cash provided by financing activities	15,710	15,321
Effect of exchange rates on cash and cash equivalents	1,093	(1,251)
Net increase (decrease) in cash and cash equivalents	11,160	(96,023)

At June 30, 2011, our cash, cash equivalents and investments of $468.5 million were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, term deposits and U.S. government and agency debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we were unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Six Months Ended
	June 30, 2011	June 30, 2010
	($ amounts in 000's)
Net income	28,081	11,087
Adjustments for non-cash charges(1)	12,076	6,315
Net income before non-cash charges	40,157	17,402
Increase in deferred revenues	20,544	23,592
Increase in income tax payable and deferred tax assets, net	9,280	3,531
Increase in accrued payroll and compensation	357	2,686
Increase in accounts payable and accrued liabilities, net	4,015	2,635
Increase in deferred settlement and other liabilities	3,170	—
Decrease (increase) in accounts receivable	63	(5,255)
Increase in inventories	(1,455)	(3,002)
Increase in prepaid expenses and other assets, net	(1,887)	(1,823)
Net cash provided by operating activities	74,244	39,766
----------
(1) Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, write-off of intangible assets, gain on disposal of fixed assets, amortization of investment premiums, and excess tax benefit from employee stock option plans.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the six months ended June 30, 2011 provided $74.2 million in cash as a result of net income of $28.1 million, increased by non-cash adjustments of $12.1 million and sources of cash of $37.4 million partially offset by uses of cash of $3.4 million. Non-cash adjustments consisted of stock-based compensation of $6.9 million, amortization of investment premiums of $6.3 million, and depreciation and amortization of $3.3 million, offset partially by an excess tax benefit from employee stock option exercises of $4.4 million. Sources of cash were related to a $20.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $9.3 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $3.2 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years, a $4.0 million increase in accounts payable and accrued liabilities, and a $0.4 million increase in accrued payroll and compensation. Uses of cash were related to a $1.9 million increase in prepaid expenses and a $1.5 million increase in inventory to ensure adequate levels of inventory to support shipments of new product introductions in the second half of the year (net of evaluation equipment for internal use, which was transferred to fixed assets).

Our operating activities during the six months ended June 30, 2010 provided $39.8 million in cash as a result of net income of $11.1 million, increased by non-cash adjustments of $6.3 million and sources of cash of $32.4 million partially offset by uses of cash of $10.0 million. Non-cash adjustments consist of stock-based compensation of $4.4 million, depreciation and amortization of $2.8 million, and amortization of investment premiums of $2.7 million, offset by an excess tax benefit from employee stock option plans of $3.6 million. Sources of cash were related to a $23.6 million increase in deferred revenue, which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $3.5 million increase in income tax payable and a $2.6 million increase in accounts payable and accrued liabilities, related to timing of payments, and a $2.7 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options. Uses of cash were related to a $5.2 million increase in accounts receivable due to a seven day increase (from 64 to 71 days) in our days sales outstanding and the overall growth of our business, a $3.0 million increase in inventory primarily to support our third quarter shipments, and a $1.8 million increase in prepaid expenses and other assets.

Investing Activities

Our investing activities during the six months ended June 30, 2011 and June 30, 2010 consisted primarily of purchases and sales of investments, and to a lesser extent capital expenditures. The $79.9 million of cash used by investing activities during the six months ended months ended June 30, 2011 was due to net purchases of investments of $75.8 million, $2.6 million used for the TalkSwitch acquisition, and $1.5 million used for capital expenditures (net of evaluation equipment for internal use, which was transferred from inventory). The $149.9 million of cash used by investing activities during the six months ended June 30, 2010 was due primarily to net purchases of investments of $147.6 million and $2.2 million for capital expenditures.

Financing Activities

Our financing activities in the six months ended June 30, 2011 resulted in net cash provided of $15.7 million as a result of receiving proceeds of $11.2 million from the exercise of options to purchase our common stock and an excess tax benefit from employee stock option exercises of $4.5 million.

Our financing activities in the six months ended June 30, 2010 resulted in net cash provided of $15.3 million as a result of receiving proceeds of $12.5 million from the exercise of options to purchase our common stock and an excess tax benefit from employee stock option exercises of $3.7 million, offset by $0.9 million issuance cost paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2011:

	Payments Due By Period
	Total	Remainder of 2011	1-3 Years	4-5 Years	More Than 5 Years
	($ amounts in 000's)
Operating leases (1)	17,980	3,950	12,627	1,403	—
Purchase commitments (2)	18,282	18,282	—	—	—
Royalty commitments (3)	3,500	500	2,500	500	—
Total (4)	39,762	22,732	15,127	1,903	—
----------
(1)    Consists of contractual obligations from non-cancelable office space under operating leases.
(2)    Consists of minimum purchase commitments with independent contract manufacturers.
(3)    Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” We have accrued $5.6 million as of June 30, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.
(4)    No amounts related to ASC 740-10 (FIN 48) are included. As of June 30, 2011, we had approximately $17.1 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2011, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid and as a result of the patents' invalidity along with other defenses, we believe we have no contractual obligation to pay the royalties. We filed an action in the U.S. District Court for the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In May 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”) on two Trend Micro patents, the PTO issued final office actions rejecting a number of the Trend Micro patent claims allegedly forming the basis for the royalty payments. Trend Micro has responded disputing one of the final office actions.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The PTO has finally rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). There was a related action that was dismissed by the District Court and appealed by ESR to the Federal Circuit. The Federal Circuit in June 2011 rejected ESR's appeal and confirmed the dismissal.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement and requests an injunction against such alleged infringement. Currently the case is in the early stages. In January 2011, we filed with the PTO a petition for re-examination of the patent asserted by NPS. In May 2011, the PTO issued an initial office action preliminarily rejecting 30 of the 41 claims of the asserted patent.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments.

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

Our billings and revenue growth may slow or may not continue.

We may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, manage our cost structure, or are subject to unanticipated liabilities. Billings and revenue growth may slow or billings and revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

Our services revenue accounted for 51% and 54% of our total revenue for the second quarters of fiscal 2011 and 2010, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. In the past, we have experienced turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. A large portion of our employee base is substantially vested in significant stock option grants, and the ability to exercise those options and sell their stock may result in a larger than normal turnover rate. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control, such as natural disasters and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

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

A majority of our operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. For example, during the second quarter of 2011, we were impacted by the weakening of the dollar against the Canadian dollar and the Euro, which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cashflow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations.

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. All of our sales to government entities have been made indirectly through our distribution channel. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. For example, one of our high-end product models experienced a defect in limited deployments. Product errors have affected the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-

customers' willingness to buy products from us, and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products, and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. For example, we have sales operations in Japan that have been impacted by the earthquake in Japan and that could continue to be impacted by that disaster, and we have sales operations in the Middle East that have been, and continue to be, negatively impacted by softness in demand and civil unrest there. In addition, natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet's affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state Superior Court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state Superior Court action. In May 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”) on two Trend Micro patents, the PTO issued final office actions rejecting a number of the Trend Micro patent claims allegedly forming the basis for the royalty payments. Trend Micro has responded disputing one of the final office actions. At this stage it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

As discussed in "Item 1-Legal Proceedings," from time to time we are subject to lawsuits claiming patent infringement and there are lawsuits claiming patent infringement currently pending. We are also subject to other litigation in addition to patent infringement claims. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and, given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

As of July 29, 2011, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 20.2% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Date: August 4, 2011

FORTINET, INC.

	By:	/s/ KEN GOLDMAN
Ken Goldman Vice President and Chief Financial Officer		Ken Goldman Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated By Reference Herein
		Form	Date

10.1	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K	June 23, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extention Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

*    Filed herewith.
** XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.