Form 10-Q
period 2011-09-30
FORTINET INC
filed 2011-11-04
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 28, 2011, there were 154,027,282 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

Part I

ITEM 1.	Financial Statements
FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,630	$66,859
Short-term investments	322,536	246,651
Accounts receivable, net of allowance for doubtful accounts of $180 and $303 at September 30, 2011 and December 31, 2010, respectively	75,835	72,336
Inventory—Net	12,968	13,517
Deferred tax asset	14,330	8,158
Prepaid expenses and other current assets	9,258	8,849
Deferred cost of revenues	2,369	3,788
Total current assets	503,926	420,158
PROPERTY AND EQUIPMENT—Net	7,485	7,056
DEFERRED TAX ASSET—Non-current	37,443	37,443
DEFERRED COST OF REVENUES	3,775	5,543
LONG-TERM INVESTMENTS	113,801	73,950
OTHER ASSETS	4,557	1,272
TOTAL ASSETS	$670,987	$545,422

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,342	$12,761
Accrued liabilities	22,286	16,303
Accrued payroll and compensation	21,112	19,670
Deferred revenue	192,927	169,648
Total current liabilities	251,667	218,382
DEFERRED REVENUE—Non-current	82,199	82,983
OTHER NON-CURRENT LIABILITIES	20,254	11,603
Total liabilities	354,120	312,968
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 155,006 and 150,172 shares issued and 153,597 and 148,763 shares outstanding at September 30, 2011 and December 31, 2010, respectively	155	150
Additional paid-in-capital	292,440	251,845
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income (loss)	(4)	2,181
Retained earnings (accumulated deficit)	27,271	(18,727)
Total stockholders' equity	316,867	232,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$670,987	$545,422
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUE:
Product	$53,093	$35,913	$139,945	$94,060
Services	57,835	44,527	159,192	124,116
Ratable and other revenue	5,498	4,531	13,578	12,921
Total revenue	116,426	84,971	312,715	231,097
COST OF REVENUE:
Product	20,606	13,263	51,272	36,399
Services	9,438	6,565	25,815	19,851
Ratable and other revenue	1,095	1,615	4,026	4,733
Total cost of revenue	31,139	21,443	81,113	60,983
GROSS PROFIT:
Product	32,487	22,650	88,673	57,661
Services	48,397	37,962	133,377	104,265
Ratable and other revenue	4,403	2,916	9,552	8,188
Total gross profit	85,287	63,528	231,602	170,114
OPERATING EXPENSES:
Research and development	16,834	12,389	47,197	36,999
Sales and marketing	36,934	26,987	105,548	81,487
General and administrative	5,359	5,993	16,473	16,985
Total operating expenses	59,127	45,369	169,218	135,471
OPERATING INCOME	26,160	18,159	62,384	34,643
INTEREST INCOME	904	514	2,560	1,181
OTHER INCOME (EXPENSE)—Net	60	(402)	(242)	(565)
INCOME BEFORE INCOME TAXES	27,124	18,271	64,702	35,259

PROVISION FOR INCOME TAXES	9,207	4,254	18,704	10,155
NET INCOME	$17,917	$14,017	$45,998	$25,104
Net income per share:
Basic	$0.12	$0.10	$0.30	$0.18
Diluted	$0.11	$0.09	$0.28	$0.16
Weighted-average shares outstanding:
Basic	153,265	143,672	151,958	138,376
Diluted	163,869	155,842	163,554	153,290
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,998	$25,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,114	4,233
Loss on disposal of fixed assets	22	14
Amortization of investment premiums	9,508	4,934
Stock-based compensation	12,674	6,846
Excess tax benefit from employee stock option plans	(9,264)	(4,191)
Changes in operating assets and liabilities:
Accounts receivable—net	(3,559)	(5,011)
Inventory—net	(1,478)	(2,815)
Deferred tax assets	(5,546)	(8)
Prepaid expenses and other current assets	(2,429)	(2,905)
Deferred cost of revenues	3,188	(274)
Other assets	(1,456)	50
Accounts payable	2,514	(689)
Accrued liabilities	4,867	1,711
Accrued payroll and compensation	1,582	4,312
Deferred settlement and other liabilities	2,664	—
Deferred revenue	22,471	33,321
Income taxes payable	23,413	7,327
Net cash provided by operating activities	110,283	71,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(407,110)	(311,995)
Maturities and sales of investments	279,681	80,097
Purchases of property and equipment	(2,785)	(2,900)
Payment made in connection with business acquisition, net	(2,623)	—
Deposits of restricted cash	—	(4)
Net cash used in investing activities	(132,837)	(234,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	14,018	23,892
Offering costs paid in connection with Initial Public Offering	—	(872)
Excess tax benefit from employee stock option plans	9,264	4,191
Net cash provided by financing activities	23,282	27,211
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(957)	313
NET DECREASE IN CASH AND CASH EQUIVALENTS	(229)	(135,319)
CASH AND CASH EQUIVALENTS—Beginning of period	66,859	212,458
CASH AND CASH EQUIVALENTS—End of period	$66,630	$77,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$(689)	$1,536
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment not yet paid	$301	$317
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

Basis of Presentation and Preparation—The condensed consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”). All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements, which are included in our Annual Report on Form 10-K (“Form 10-K”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K.

The accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 and September 30, 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

Effective June 1, 2011, we completed a two-for-one stock split of our outstanding common shares in the form of a stock dividend. In accordance with GAAP, all shares and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect this stock split. We have changed the caption Ratable product and services revenue on our condensed consolidated statement of operations to Ratable and other revenue. We have made this change to reflect a $2.6 million sale of previously-acquired patents during the third quarter.

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

Concentration of Credit Risk—Financial instruments that subject us to concentration of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. We maintain our cash and cash equivalents in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

During the three and nine months ended September 30, 2011 and September 30, 2010, no single customer accounted for more than 10.0% of total net revenue.

At September 30, 2011 and December 31, 2010, no single customer accounted for more than 10.0% of net accounts receivable.

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

Comprehensive Income—Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 220 (formerly referred to as Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction gains (losses) of $0.1 million and $(0.4) million, are included in other income (expense), net for the three months ended September 30, 2011 and September 30, 2010, respectively. Foreign currency transaction losses of $(0.2) million and $(0.6) million are included in other income (expense), net for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

Deferred Cost of Revenues—Deferred cost of revenues represents the unamortized cost of products associated with ratable and other revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenues associated with short-term deferred revenue is classified as short-term and deferred cost of revenues associated with long-term deferred revenue is classified as long-term.

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

Stock-Based Compensation—We apply ASC 718 (formerly referred to as SFAS No. 123R) to our stock option grants and stock purchase rights, which requires compensation expense related to share-based transactions, including employee stock options and stock purchase rights under our employee stock purchase plan ("ESPP"), to be measured and recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.

Research and Development Costs—Research and development costs are expensed as incurred.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after December 31, 2010. The adoption of ASU 2009-13 and ASU 2009-14, increased revenues $5.1 million and $14.1 million for the three and nine months ended September 30, 2011, respectively. The increase was primarily due to certain product revenue, which can now be recognized upon shipment, but would have been deferred under the previous revenue recognition rules. We expect the adoption of ASU 2009-13 and ASU 2009-14 to have an impact on future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product, therefore, our hardware appliances are considered non-software deliverables and are no longer within the scope of ASC 985-605 (formerly SOP 97-2, Software Revenue Recognition).

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

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.

For our hardware appliances we use BESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish a selling price using VSOE for our support and services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels. We review our BESP estimates on a quarterly basis to coincide with our VSOE review process.

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

For arrangements which include end-customer acceptance criteria, no revenue is recognized prior to acceptance. We recognize product revenue on sales to distributors that have no general right of return and end-customers upon shipment, once all other revenue recognition criteria have been met. We also make sales through distributors under agreements that allow for rights of returns that we estimate and reduce revenue for under our sales returns and allowances. We recognize product revenue on sales made through such distributors upon sale by the distributor to the customer. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Accrued warranty activities are summarized as follows ($ amounts in 000's):

	For The Nine Months Ended And As Of	For The Year Ended And As Of
	September 30, 2011	December 31, 2010
Accrued warranty balance - beginning of the period	1,878	2,257
Warranty costs incurred	(1,329)	(1,337)
Provision for warranty	1,530	1,069
Adjustments to previous estimates	195	(111)
Accrued warranty balance - end of the period	2,274	1,878

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). To help protect against significant fluctuations in the value and volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD and occasionally to hedge future forecasted cash outflows denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments involved are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815, Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the condensed consolidated statements of operations. Gains or losses resulting from settled forward exchange contracts related to future forecasted cash outflows are recorded in operating expenses in the consolidated statement of operations, in the same period the hedged item occurs. Gains or losses resulting from unsettled forward exchange contracts related to future forecasted cash outflows are recorded in other comprehensive income in the consolidated balance sheet.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The notional amount of forward exchange contracts to hedge balance sheet accounts and cash flows as of September 30, 2011 was (amounts in 000's):

	Buy/Sell	Notional
To hedge operation cash outflows:
Currency
CAD	Buy	7,500

To hedge balance sheet accounts:
Currency
EUR	Buy	5,393
GBP	Buy	1,390
CAD	Buy	12,800

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012. The Company does not believe the adoption of this guidance will have a material impact on its condensed consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012 and should be applied prospectively. The Company does not believe the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments in available-for-sale securities ($ amounts in 000's):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	21,894	1	—	21,895
Corporate debt securities	327,919	—	(1,766)	326,153
Commercial paper	60,774	5	—	60,779
Municipal bonds	13,410	21	—	13,431
Term deposits	14,079	—	—	14,079
Total available-for-sale securities	438,076	27	(1,766)	436,337

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. government and agency securities	51,989	—	(46)	51,943
Corporate debt securities	213,237	159	—	213,396
Commercial paper	38,914	5	—	38,919
Municipal bonds	11,069	11	—	11,080
Term deposits	5,263	—	—	5,263
Total available-for-sale securities	320,472	175	(46)	320,601

The contractual maturities of our investments are as follows ($ amounts in 000's):

	September 30, 2011	December 31, 2010
Due within one year	322,536	246,651
Due within one to three years	113,801	73,950
Total	436,337	320,601

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

The following table presents the fair value of our financial assets as of September 30, 2011 and December 31, 2010 using the ASC 820 input categories ($ amounts in 000's):

	September 30, 2011			December 31, 2010
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	21,895	—	21,895	51,943	—	51,943
Corporate debt securities	326,153	—	326,153	213,396	—	213,396
Commercial paper	75,277	—	75,277	52,415	—	52,415
Municipal bonds	13,431	—	13,431	11,080	—	11,080
Term deposits	14,079	14,079	—	5,263	5,263	—
Money market funds	22,833	22,833	—	7,078	7,078	—
Foreign currency contracts	119	—	119	74	—	74
Total	473,787	36,912	436,875	341,249	12,341	328,908
Reported as:
Cash and cash equivalents	37,331			20,574
Short-term investments	322,536			246,651
Prepaid expenses and other current assets	119			74
Long-term investments	113,801			73,950
Total	473,787			341,249

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of September 30, 2011 or December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or nine months ended September 30, 2011.

3. INVENTORY—Net

Inventory, net, consisted of the following ($ amounts in 000's):

	September 30, 2011	December 31, 2010
Raw materials	3,257	2,593
Finished goods	9,711	10,924
Inventory—net	12,968	13,517

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	September 30, 2011	December 31, 2010
Evaluation units	12,834	10,607
Computer equipment and software	11,364	9,561
Furniture and fixtures	1,219	1,087
Leasehold improvements and tooling	4,294	4,548
Total property and equipment	29,711	25,803
Less: accumulated depreciation	(22,226)	(18,747)
Property and equipment—net	7,485	7,056

Depreciation expense was $1.8 million and $1.4 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Depreciation expense was $5.1 million and $4.2 million for the nine months ended and September 30, 2011 and September 30, 2010, respectively.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net income	17,917	14,017	45,998	25,104

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	153,265	143,672	151,958	138,376

Diluted shares:
Weighted-average common shares outstanding - basic	153,265	143,672	151,958	138,376
Effect of potentially dilutive securities:
Employee stock options	10,590	11,984	11,582	14,736
Employee stock purchase rights	14	—	14	—
Warrants to purchase common stock	—	186	—	178
Weighted-average shares used to compute diluted net income per share	163,869	155,842	163,554	153,290
Net income per share:
Basic	0.12	0.10	0.30	0.18
Diluted	0.11	0.09	0.28	0.16

The following outstanding options and employee stock purchase rights were excluded from the computation of diluted net income per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Options to purchase common stock	5,058	3,512	3,375	2,590
Employee stock purchase rights	186	—	186	—
	5,244	3,512	3,561	2,590

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000's):

	September 30, 2011	December 31, 2010
Product	6,195	4,466
Services	250,437	219,022
Ratable and other revenue	18,494	29,143
Total deferred revenue	275,126	252,631
Reported As:
Current	192,927	169,648
Non-current	82,199	82,983
Total deferred revenue	275,126	252,631

7. COMMITMENTS AND CONTINGENCIES

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $2.1 million and $1.7 million for the three months ended September 30, 2011 and September 30, 2010, respectively and $6.1 million and $5.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

We entered into a Settlement and Patent License Agreement with Trend Micro Incorporated ("Trend Micro") in January 2006 (see "Litigation" below). The aggregate future noncancelable minimum rental payments on operating leases and minimum royalties payable if we continued paying under the Trend Micro Settlement and License Agreement as of September 30, 2011 are as follows ($ amounts in 000's):

	Rental Payment	Royalty (1)
Fiscal Years:
2011 (remainder)	2,056	250
2012	6,235	1,000
2013	4,111	1,000
2014	2,248	500
2015	1,299	500
Total	15,949	3,250
-----------
(1) Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute (see "Litigation" below). The $250,000 listed in the chart above as the "2011 (remainder)" represents the minimum royalties, pursuant to the settlement and license agreement, for the fourth quarter of fiscal 2011. We have accrued a total payment including interest of $6.3 million as of September 30, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2011, we had $32.5 million of open purchase orders with our independent contract manufacturers that may not be cancelable compared to $18.3 million as of June 30, 2011. The increase from prior quarter is required to replenish current inventories and to ensure adequate future inventories due to new product releases and product lead-times for certain sole source products.

Litigation—In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. We maintain that the patents that are the basis for the royalty payments are invalid, and, as a result of the patents' invalidity along with other defenses, we believe we have no contractual obligation to pay the royalties. We filed an action in the U.S. District Court for the Northern District of California that is stayed pending the resolution of the state court action. We have continued to accrue expense based on the quarterly royalties provided for in the settlement and license agreement. In May 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”) on two Trend Micro patents, the PTO issued final office actions rejecting a number of the Trend Micro patent claims allegedly forming the basis for the royalty payments. Trend Micro has responded disputing one of the final office actions. We have determined that, as of this time, there is not a reasonable possibility that a loss exceeding amounts already recognized may be incurred.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The PTO has finally rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). There was a related action that was

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

dismissed by the District Court and appealed by ESR to the Federal Circuit. The Federal Circuit in June 2011 rejected ESR's appeal and confirmed the dismissal. We have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations' Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

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

8. STOCKHOLDERS' EQUITY

Stock Plans—We issue shares under three plans and we grant equity compensation awards to acquire our common shares from one plan, and which collectively are referred to as our stock plans below. For further discussion of these Plans, refer to Note 11, "Stock Plans," of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Common Shares Reserved for Issuance—At September 30, 2011, we had reserved 40.2 million common shares for issuance.

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

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected term in years	4.6	4.6	4.6	4.6
Volatility (%)	46.2	41.8	40.4 - 46.2	37.6 - 41.8
Risk-free interest rate (%)	1.5	1.6	1.5 - 2.0	1.6 - 2.4
Dividend rate (%)	—	—	—	—

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of product revenue	64	26	129	76
Cost of services revenue	564	242	1,124	684
Research and development	1,516	600	2,954	1,741
Sales and marketing	2,708	1,017	6,289	2,780
General and administrative	882	549	2,178	1,565
	5,734	2,434	12,674	6,846

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2010	15,091	22,490	4.21
Authorized	7,438	—	—
Granted	(5,920)	5,920	20.75
Forfeited	1,027	(1,027)	10.61
Exercised (aggregate intrinsic value of $86,961)	—	(4,834)	2.90
Balance—September 30, 2011	17,636	22,549	8.54
Options vested and expected to vest—September 30, 2011		21,569	8.40	4.78	201,785
Options vested and exercisable—September 30, 2011		11,282	3.34	3.87	151,886

At September 30, 2011, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $53.3 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 3.15 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $2.5 million and $1.8 million for the three months ended September 30, 2011 and September 30, 2010, respectively. The total fair value of awards vested under our stock plans was $8.3 million and $6.7 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. The weighted-average fair value of options granted during the three and nine months ended September 30, 2011 was $8.04 and $7.80 per

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

share, respectively.

Employee Stock Purchase Plan—The ESPP was originally adopted by our Board of Directors (the “Board”) in April 2011 and subsequently approved by our stockholders in June 2011. Under the ESPP, we can grant stock purchase rights to all eligible employees during a six months offering period with purchase dates at the end of each offering period. The first offering period under the ESPP began on August 15, 2011 and ends on February 14, 2012. Shares are purchased through employees' payroll deductions, up to a maximum of 15.0% of employees' compensation for each purchase period, at purchase prices equal to 85.0% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. No participant may purchase more than 4,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. During the three months ended September 30, 2011, compensation expense recognized in connection with the ESPP was $0.5 million.

The following table summarizes the weighted-average assumptions relating to our ESPP during the three and nine months ended September 30, 2011 as follows:

Expected term in years	0.5
Volatility (%)	59.9
Risk-free interest rate (%)	0.07
Dividend rate (%)	—
Estimated fair value ($)	6.56

Non-employees—During the three months ended September 30, 2011, we issued options to purchase 5,760 shares of common stock, at an exercise price of $20.13 per share, to non-employees in exchange for services. During the three months ended September 30, 2010, no options were granted to non-employees in exchange for services. During the nine months ended September 30, 2011 and September 30, 2010, we granted to non-employees in exchange for services, options to purchase 34,144 and 22,860 shares of Common Stock, respectively, at a range of exercise prices of $8.43 to $23.04 per share. These options vest over periods of up to 48 months, and in accordance with ASC 505-50 (formerly referred to as Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), we accounted for these options as variable awards. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected term in years	3.6 - 6.1	4.6 - 6.3	3.6 - 6.3	4.6 - 6.8
Volatility (%)	46.2	41.8	40.4 - 46.2	37.6 - 41.8
Risk-free interest rate (%)	1.5	1.6	1.5 - 2.0	1.6 - 2.4
Dividend rate (%)	—	—	—	—

9. INCOME TAXES

The effective tax rate was 33.9% for the three months ended September 30, 2011, compared to an effective tax rate of 23.3% for the three months ended September 30, 2010. The effective tax rate was 28.9% for the nine months ended September 30, 2011, compared to an effective tax rate of 28.8% for the nine months ended September 30, 2010. The provision for income taxes for the three months and nine months ended September 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the three months and nine months ended September 30, 2010 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of September 30, 2011 and December 31, 2010, unrecognized tax benefits determined in accordance with authoritative guidance on accounting for uncertainty in income taxes, approximated $17.2 million and $11.2 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

taxes. As of September 30, 2011, we had approximately $0.3 million accrued for estimated interest related to uncertain tax positions. For the nine months ended September 30, 2011, we recorded estimated interest of $0.1 million. Penalties were immaterial at September 30, 2011.

10. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for the calendar year 2011). In Canada, we have established a Group Registered Retirement Savings Plan program (the "RRSP Plan") which permits participants to make tax deductible contributions up to the maximum RRSP contribution limits under the Income Tax Act. As of January 1, 2011, our board of directors approved 50.0% matching contributions on employee contributions, up to 4.0% of the employee's eligible earnings. Our matching contributions to the RRSP and 401(k) Plans for the three and nine months ended September 30, 2011 were $0.4 million and $1.2 million, respectively.

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, interest income and property and equipment by geographic region ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Americas:
United States	36,565	27,494	88,838	66,661
Other Americas	13,463	7,902	37,376	21,442
	50,028	35,396	126,214	88,103
Europe, Middle East and Africa (EMEA)	37,942	28,926	108,216	85,482
Asia Pacific and Japan (APAC)	28,456	20,649	78,285	57,512
Total revenue	116,426	84,971	312,715	231,097

Property and Equipment—Net	September 30, 2011	December 31, 2010
Americas:
United States	2,269	1,639
Canada	3,734	3,933
Other Americas	28	13
	6,031	5,585
Europe, Middle East and Africa (EMEA)	664	616
Asia Pacific and Japan (APAC)	790	855
Total property and equipment—net	7,485	7,056

12. ACQUISITIONS

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On April 6, 2011, we completed the acquisition of TalkSwitch Corp. (TalkSwitch), a privately held company that provides voice over IP phones and phone systems, for a cash payment of $2.6 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to TalkSwitch tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of approximately $0.9 million and liabilities of $0.1 million and purchased identifiable intangible assets of approximately $1.8 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized on a straight-line basis over three years.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	the continued realization of efficiency gains in our sales and marketing organization as well as efficiency gains in our overall headcount measured by revenue per employee;

•	continued sales into large customers;

•	mix of billings between product and services, as well as, increases in sales of multi-year support and subscription contracts;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	our royalty payments to Trend Micro;

•	the impact of our product innovation strategy and comprehensive product portfolio;

•	impact of the newly-adopted revenue recognition rules;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	investments in research and development and sales and marketing staff to address market opportunities and to position ourselves for future growth;

•	our effective tax rate;

•	the impact of seasonality on our business; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and government entities worldwide. As of September 30, 2011, we had shipped over 800,000 appliances to more than 10,000 channel partners and to more than 125,000 end-customers worldwide, including a majority of the 2011 Fortune Global 100.

Our core UTM product line of FortiGate appliances ships with a set of security and networking capabilities, including firewall, VPN, antivirus, intrusion prevention, application control, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-30, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the antivirus, intrusion prevention/application control, Web filtering and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10.0% of our total revenue. During the past several quarters, we have also expanded and enhanced our FortiGate UTM and FortiAP secure wireless access product lines, as well as introduced software-based virtual appliances for many of our appliance-based product lines, including FortiGate and FortiManager product lines, which help secure the end-customer's cloud-based network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front based on the allocated revenue value and defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer), although it can be as long as 5 years. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.
During the third quarter of 2011, billings (a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue) and revenues grew as a result of the leverage achieved on our investments in research and development and the successful execution of our global sales strategy. Sales of FortiGate products continued to be generally balanced across entry-level (FortiGate-30 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. We expect some degree of variability from year to year and between quarters, although we do not consider small percentage changes meaningful in terms of business trends. The percentage of our FortiGate related billings from the mid-range category increased to 31.0% in the third quarter of 2011 from 27.0% in the third quarter of 2010, while the high-end category decreased slightly from 39.0% to 37.0%, and the entry-level category decreased from 34.0% to 32.0%.

We also believe continued product innovation, as evidenced by the increased demand for our recently introduced FortiGate models such as the FortiGate-5001B and FortiGate-3140B in the high-end, as well as continued acceptance by small businesses of our mid-range FortiGate-200B model and FortiWifi-60C devices are reinforcing our competitive edge and driving market share gains. During the third quarter, we experienced inventory shortages due primarily to demand for specific products exceeding our forecasts.

During the third quarter of 2011, we also continued to invest in research and development as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our distribution channel. We experienced healthy deal volumes driven by traction in enterprise data center deployments, core enterprise deals, and continued strength in the retail and telecommunications sectors. We also experienced a sizable increase in the number of deals involving sales greater than

$100,000, although the number of deals greater than $250,000 and $500,000 were relatively flat compared to the third quarter of 2010. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets, and in an effort to ensure the quality and functionality of our products meet increasing customer expectations as we continue to sell to large customers, such as enterprise and service providers.

Billings (as further described under "Non-GAAP Financial Measures") were $118.4 million in the third quarter of 2011, an increase of 25.0% compared to the third quarter of 2010. Total revenue was $116.4 million for the third quarter of 2011, an increase of 37.0% compared to the third quarter of 2010. Both metrics were positively impacted by a $2.6 million sale of previously-acquired patents during the quarter. Revenue for the third quarter of 2011 includes a $5.1 million, or 4.4%, positive impact related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies" included in - Footnote 1 to our Condensed Consolidated Financial Statements. The increase was attributable to both using BESP in our allocation of arrangement consideration when we do not have VSOE, and being able to recognize upon shipment certain product revenue, which would have been deferred under the previous revenue recognition rules. Product revenue was $53.1 million, an increase of 47.8% compared to the third quarter of 2010, and a greater percentage of total revenue (45.6% in the third quarter of 2011, compared to 42.3% in the third quarter of 2010). The higher product revenue can be attributed to an increase of higher-end product billings relative to services billings compared to last year, and upfront recognition of revenue related to sales in China previously amortized ratably. Services revenue in the third quarter of 2011 was $57.8 million, an increase of 29.9% compared to the third quarter of 2010. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 49.7% and 52.4% of total revenue for the third quarter of 2011 and 2010, respectively. Ratable and other revenue in the third quarter of 2011 was $5.5 million, an increase of 21.3% compared to the third quarter of 2010, due to a $2.6 million sale of previously-acquired patents, partially offset by $1.6 million of declining ratable revenue amortization due to the new revenue recognition rules.

We are a global, geographically diversified business, with 57.0% of our total revenue generated outside of the Americas region in the third quarter of 2011. Our strong operating results were driven by strong performance across all geographies, especially in the Americas and EMEA. During the quarter, $50.0 million, or 43.0%, of our total revenue was generated from the Americas, representing an increase of 41.3% from the third quarter of 2010. EMEA generated $37.9 million, or 32.6%, of our total revenue during the third quarter of 2011, representing an increase of 31.2% from the third quarter of 2010. APAC generated $28.5 million, or 24.4%, of our total revenue during the third quarter of 2011, representing an increase of 37.8% from the third quarter of 2010.

Our total operating expenses were $59.1 million for the third quarter of 2011, an increase of 30.3% compared to the same period in the prior year. The 37.0% increase in revenues compared to the 30.3% increase in operating expenses from the third quarter of 2010 (as discussed under "Results of Operations" below) demonstrates the leverage that we are achieving from the efficiencies in our business operations during the past year. Despite the negative impact of foreign currency fluctuations experienced during the quarter, operating expenses as a percentage of revenue decreased to 50.7% from 53.5% during the third quarter last year. We are also seeing improvements in productivity and efficiencies in our overall headcount as our annualized third quarter 2011 revenue per employee, defined as quarterly revenue, annualized and divided by average headcount, reached a record $310,000, up from $263,000 for the third quarter of 2010. Headcount increased during the third quarter of 2011 from 1,475 at the end of the second quarter of 2011 to 1,527, as our pace of hiring picked up this quarter (particularly in research and development and sales and marketing), following a ramp up in our recruiting efforts over the past few quarters.
Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $1.9 million from $273.2 million at June 30, 2011 to $275.1 million at September 30, 2011. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the third quarter of 2011 with $503.0 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Revenue	116,426	84,971
Gross margin	73.3%	74.8%
Operating income(1)	26,160	18,159
Operating margin	22.0%	21.0%
Total deferred revenue	275,126	235,250
Increase in total deferred revenue over prior quarter	1,927	9,729
Cash, cash equivalents and investments	502,967	352,344
Cash flows from operating activities	36,039	32,193
Free cash flow(2)	34,704	31,522
-----------
(1) Includes:
Stock-based compensation expense	5,734	2,434
Patent settlement income	478	—
(2) Free cash flow is a non-GAAP financial measure, which we define as cash flow from operations minus capital expenditures, as further described below.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The following table reflects the calculation of billings as discussed in the paragraph above.

	Three Months Ended
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Billings:
Revenue	116,426	84,971
Increase in deferred revenue	1,927	9,729
Total Billings (Non-GAAP)	118,353	94,700

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

	Three Months Ended
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	36,039	32,193
Less purchases of property and equipment	(1,335)	(671)
Free cash flow (Non-GAAP)	34,704	31,522
Net cash used in investing activities*	(52,950)	(84,943)
Net cash provided by financing activities	7,572	11,890
-----------

*	Includes purchases of property and equipment

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and the patent settlement. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from the patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. The following tables reconcile GAAP gross margin, income from operations, and operating margin to non-GAAP gross margin, non-GAAP income from operations, and non-GAAP operating margin for the third quarters of 2011 and 2010.

	Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	116,426		84,971

GAAP gross profit and margin	85,287	73.3	63,528	74.8
Stock-based compensation expense	628	0.5	268	0.3
Non-GAAP gross profit and margin	85,915	73.8	63,796	75.1

GAAP income from operations and margin	26,160	22.0	18,159	21.4
Stock-based compensation expense:
Cost of revenue	628	0.5	268	0.3
Research and development	1,516	1.3	600	0.7
Sales and marketing	2,708	2.3	1,017	1.2
General and administrative	882	0.8	549	0.6
Total stock-based compensation	5,734	4.9	2,434	2.8
Patent settlement	(478)	(0.4)	—	—
Non-GAAP income from operations and margin	31,416	26.5	20,593	24.2

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from the patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for the third quarters of 2011 and 2010.

	Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	16,834	14.4	12,389	14.6
Stock-based compensation	(1,516)	(1.3)	(600)	(0.7)
Non-GAAP research and development expenses	15,318	13.1	11,789	13.9

Sales and marketing expenses:
GAAP sales and marketing expenses	36,934	31.7	26,987	31.8
Stock-based compensation	(2,708)	(2.3)	(1,017)	(1.2)
Non-GAAP sales and marketing expenses	34,226	29.4	25,970	30.6

General and administrative expenses:
GAAP general and administrative expenses	5,359	4.6	5,993	7.1
Stock-based compensation	(882)	(0.8)	(549)	(0.6)
Patent settlement	478	0.4	—	—
Non-GAAP general and administrative expenses	4,955	4.2	5,444	6.5

Total operating expenses:
GAAP operating expenses	59,127	50.7	45,369	53.4
Stock-based compensation	(5,106)	(4.4)	(2,166)	(2.5)
Patent settlement	478	0.4	—	—
Non-GAAP operating expenses	54,499	46.7	43,203	50.9

Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from the patent settlement. The following tables reconcile GAAP net income as reported on our condensed consolidated statements of operations to non-GAAP net income for the third quarters of 2011 and 2010.

	Three Months Ended
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Net Income:
GAAP net income	17,917	14,017
Stock-based compensation expense(1)	5,734	2,434
Patent settlement(2)	(478)	—
Provision for income taxes(3)	9,207	4,254
Non-GAAP income before provision for income taxes	32,380	20,705
Tax effects related to non-GAAP adjustments(4)	(10,685)	(7,247)
Non-GAAP net income	21,695	13,458

Non-GAAP net income per share - diluted	0.13	0.09

Shares used in per share calculation - diluted	163,869	155,842
---------

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
Tax provision related to non-GAAP income before tax reflects 33.0% and 35.0% effective tax rates in the third quarter of 2011 and 2010, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we currently plan to use a 33.0% tax rate for the year, subject to discrete items that may occur in a particular quarter.

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. We recognize our revenue in accordance with the guidance in ASC 985-605 and all related interpretations, which is discussed in further detail in Footnote 1 to our Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies - Revenue Recognition.” Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is probable.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, FortiBridge, and FortiAuthenticator appliances, and our FortiClient and virtual domain, or VDOM, software. Additionally, we generate revenue from the TalkSwitch line of telephony products. We recognize product revenue on sales to distributors that have no general right of return and end-customers upon shipment, once all other revenue recognition criteria have been met. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors, but generally may remain at comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to antivirus, intrusion prevention, Web filtering, antispam and vulnerability management updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although, we do offer multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts, as our services revenue growth rate depends significantly on the growth of our customer base.

•
Ratable and other revenue. Ratable and other revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See Footnote 1 to our Condensed Consolidated Financial Statements - “Summary of Significant Accounting Policies - Revenue Recognition” for more details. Ratable and other revenue was formerly referred to as Ratable product and services revenue. We have made this change to reflect a $2.6 million sale of previously-acquired patents during the third quarter. In the third quarters of 2011 and 2010, ratable and other revenue represented approximately 4.7% and 5.3% of total revenue, respectively. Over time we expect this category to continue to decline due to the new revenue recognition rules, which allow us to use BESP in our allocation of arrangement consideration when we do not have VSOE.

Cost of revenue

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to Trend Micro since 2006, which Trend Micro claims are owed through 2015, as discussed in “Item 1 - Legal Proceedings.” For fiscal 2009, 2010 and the first three quarters of 2011, this royalty represented approximately one percent of total revenue, and we do not expect this percentage to increase substantially in the foreseeable future.

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

•	Cost of ratable and other revenue. Cost of ratable and other revenue is comprised primarily of deferred product costs and services-related costs.

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, services headcount, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain comparable (or decrease slightly) to that achieved through the first three quarters of 2011.

Operating expenses. Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of cash-based personnel costs such as salaries, benefits, bonuses and, with regard to the sales and marketing expense, sales commissions. They also include non-cash charges, specifically, stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

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

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs. Additional sales and marketing expenses include stock-based compensation, promotional and other marketing expenses, travel, depreciation of capital equipment and located facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to increase our presence in new geographic markets and enterprise verticals, add new customers and increase penetration within our existing customer base. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense.

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, and defend our intellectual property, but remain comparable to recent periods as a percentage of total revenue.

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

Results of Operations

Three Months Ended September 30, 2011 and September 30, 2010

Revenue

	Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	53,093	45.6	35,913	42.3	17,180	47.8
Services	57,835	49.7	44,527	52.4	13,308	29.9
Ratable and other revenue	5,498	4.7	4,531	5.3	967	21.3
Total revenue	116,426	100.0	84,971	100.0	31,455	37.0

Revenue by Geography:
Americas	50,028	43.0	35,396	41.7	14,632	41.3
EMEA	37,942	32.6	28,926	34.0	9,016	31.2
APAC	28,456	24.4	20,649	24.3	7,807	37.8
Total revenue	116,426	100.0	84,971	100.0	31,455	37.0

Total revenue increased $31.5 million, or 37.0%, in the third quarter of 2011 compared to the third quarter of 2010. The adoption of the new revenue recognition rules, described in the notes to our financial statements, contributed $5.1 million of the increase, and the sale of certain previously-acquired patents contributed $2.6 million of the increase. The Americas and APAC regions contributed the largest portion of this growth, while the EMEA region demonstrated solid year-over-year revenue growth as well. Product revenue increased $17.2 million, or 47.8%, compared to the third quarter of 2010, as we experienced higher sales volumes and increased demand for our mid-range products which enabled us to further penetrate into the enterprise market and specifically the retail sector. Revenue was impacted by inventory shortages, which resulted from demand for specific products that exceeded our forecasts coupled with the timing of the related orders. Services revenue increased $13.3 million, or 29.9%, in the third quarter of 2011 compared to the third quarter of 2010 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The increase in ratable and other revenue was primarily due to revenue recognized from a $2.6 million sale of previously-acquired patents, which more than offset the decline in amortization of ratable revenue due to the new revenue recognition rules of $1.6 million.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	20,606	13,263	7,343	55.4
Services	9,438	6,565	2,873	43.8
Ratable and other revenue	1,095	1,615	(520)	(32.2)
Total cost of revenue	31,139	21,443	9,696	45.2

Gross margin (%):
Product	61.2	63.1	(1.9)
Services	83.7	85.3	(1.6)
Ratable and other revenue	80.1	64.4	15.7
Total gross margin	73.3	74.8	(1.5)

Total gross margin decreased 1.5 percentage points in the third quarter of 2011 primarily due to a higher mix of product revenue, which generally has lower gross margins than services revenue. In addition, product gross margin decreased 1.9 percentage points in the third quarter of 2011 compared to 2010 primarily related to increased sales of mid-range products and to an increase in warranty related costs. From time to time, we have experienced sales of previously reserved inventory. During the three months ended September 30, 2011, we experienced a positive impact of 0.5 percentage points due to the sale of fully reserved inventory compared to a positive impact of 0.7 percentage points in the same period of prior year. The 1.6 percentage point decrease in services gross margin was primarily due to a $2.9 million increase in services costs caused by $1.9 million of higher cash-based personnel costs as we continued to scale our support and FortiGuard global security research organizations, a $0.3 million increase in professional services costs, a $0.4 million increase in warranty expense and a $0.3 million increase in stock-based compensation. Ratable and other revenue gross margin increased 15.7 percentage points, as a result of the sale of previously-acquired patents, which resulted in a direct positive impact of $2.6 million to gross margin.

Operating Expenses

	Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	16,834	14.4	12,389	14.6	4,445	35.9
Sales and marketing	36,934	31.7	26,987	31.8	9,947	36.9
General and administrative	5,359	4.6	5,993	7.1	(634)	(10.6)
Total operating expenses	59,127	50.7	45,369	53.5	13,758	30.3

Research and development expense

Research and development expense increased $4.4 million, or 35.9%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase of $2.8 million in cash-based personnel costs related to increased salaries and benefits as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Increases in stock-compensation expense of $0.9 million, depreciation and other expenses of $0.3 million, product development and certification expenses of $0.2 million, and occupancy-related cost of $0.2 million contributed to the overall increase in research and development expense. An 8.0% year-over-year increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense, as a majority of our research and development personnel are located in Canada.

Sales and marketing expense

Sales and marketing expense increased $9.9 million, or 36.9%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased cash-based personnel costs of $6.6 million including higher salaries, commissions, and benefits from increased headcount in sales in order to expand our distribution channel. We also incurred a $1.7 million increase in stock-based compensation expense, a $0.7 million increase in marketing activities, a $0.5 million increase in travel expense, and a $0.4 million increase related to professional services, supplies and other operating expenses. A 12.0% increase in the Euro exchange rate against the US dollar also contributed to the increase in sales and marketing expense. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth.

General and administrative expense

In the third quarter of 2011, general and administrative expense decreased $0.6 million, or 10.6%, compared to the third quarter of 2010. The decrease was due to the recording of $0.5 million in patent settlement income, a $0.4 million reduction in legal fees and a $0.3 decrease in accounting-related expenses, offset partially by a $0.3 million increase in cash-based personnel costs and a $0.3 million increase in stock-based compensation expense.

Interest income and other income (expense), net

	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Interest income	904	514	390	75.9
Other income (expense), net	60	(402)	462	*
----------
* not meaningful

The $0.4 million increase in interest income in the third quarter of 2011 compared to the third quarter of 2010 was due to interest earned on higher invested balances. The change in other income (expense), net for the third quarter of 2011 when compared to the third quarter of 2010 was the result of foreign currency gains. The gain for the three months ended September 30, 2011 was primarily due to the strengthening of the U.S. dollar.

Provision for income taxes

	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	9,207	4,254	4,953	116.4
Effective tax rate (%)	33.9	23.3	10.6	45.5

Our effective tax rate was 33.9% for the three months ended September 30, 2011, compared with an effective tax rate of 23.3% for the three months ended September 30, 2010. The provision for income taxes for the three months ended September 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries. During the three months ended September 30, 2011 and September 30, 2010, we paid $0.3 million and $0.3 million in income taxes, respectively.

The increase in the effective tax rate for the three months ended September 30, 2011, compared with the same period in the prior year, is attributable to adjusting the effective rate due to increased income during the quarter, as well as lower adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries during the current quarter, which gave rise to a higher overall effective tax rate of 28.9% for the nine months ended September 30, 2011.

Nine Months Ended September 30, 2011 and September 30, 2010

Revenue

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	139,945	44.8	94,060	40.7	45,885	48.8
Services	159,192	50.9	124,116	53.7	35,076	28.3
Ratable and other revenue	13,578	4.3	12,921	5.6	657	5.1
Total revenue	312,715	100.0	231,097	100.0	81,618	35.3

Revenue by Geography:
Americas	126,214	40.4	88,103	38.1	38,111	43.3
EMEA	108,216	34.6	85,482	37.0	22,734	26.6
APAC	78,285	25.0	57,512	24.9	20,773	36.1
Total revenue	312,715	100.0	231,097	100.0	81,618	35.3

Total revenue increased $81.6 million, or 35.3%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, with all three regions growing over the prior year. The adoption of the new revenue recognition rules, described in the notes to our financial statements, contributed $14.1 million of the increase, and the sale of previously-acquired patents contributed $2.6 million of the increase. Product revenue increased $45.9 million, or 48.8%, compared to the nine months ended September 30, 2010. The increase in product revenue was primarily driven strong growth in the mid-range and high-end product lines from increased sales to enterprise and service provider customers. Services revenue increased $35.1 million, or 28.3%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The increase in ratable and other revenue was primarily due to revenue recognized from a $2.6 million sale of previously-acquired patents, offset by a $1.9 million decline in amortization of ratable revenue due to the above-mentioned adoption of new revenue recognition rules.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	51,272	36,399	14,873	40.9
Services	25,815	19,851	5,964	30.0
Ratable and other revenue	4,026	4,733	(707)	(14.9)
Total cost of revenue	81,113	60,983	20,130	33.0

Gross margin (%):
Product	63.4	61.3	2.1
Services	83.8	84.0	(0.2)
Ratable and other revenue	70.3	63.4	6.9
Total gross margin	74.1	73.6	0.5

Total gross margin improved by 0.5 percentage points in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to improved product gross margins, which increased 2.1 percentage points, but were significantly offset by an increase of product revenue in the overall revenue mix, which reduces the overall gross margin. Product gross margin increased 2.1 percentage points in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a greater mix of mid-range and high-end products. From time to time, we have experienced sales of previously reserved inventory. During the nine months ended September 30, 2011, we experienced a positive impact of 0.4 percentage points due to the sale of fully reserved inventory compared to a positive impact of 0.6 percentage points in the same period prior year. Services gross margin remained relatively flat. Services cost increased by $6.0 million primarily due to $4.5 million of higher cash-based personnel costs, an increase in professional services of $0.6 million and an increase in supplies and warranty expenses of $0.5 million. In addition, stock-based compensation increased $0.4 million. Ratable and other revenue gross margin increased 6.9 percentage points, primarily as a result of a $2.6 million sale of previously-acquired patents during the third quarter of 2011, which had a direct positive impact to gross margin.

Operating Expenses

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	47,197	15.1	36,999	16.0	10,198	27.6
Sales and marketing	105,548	33.8	81,487	35.3	24,061	29.5
General and administrative	16,473	5.3	16,985	7.3	(512)	(3.0)
Total operating expenses	169,218	54.2	135,471	58.6	33,747	24.9

Research and development expense

Research and development expense increased $10.2 million, or 27.6%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase of $7.6 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred stock-based compensation expense of $1.2 million, product development expenses of $0.5 million, depreciation expense of $0.4 million, other operating expenses of $0.3 million and occupancy-related costs of $0.1. A 7.0% year-over-year increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expense, as a majority of our research and development personnel are located in Canada.

Sales and marketing expense

Sales and marketing expense increased $24.1 million, or 29.5%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as we continued to increase our sales headcount in order to expand our global footprint. The increase consisted of $15.8 million in higher cash-based personnel costs based on increased headcount, a $3.5 million increase in stock-based compensation expense, a $1.7 million increase in marketing-related expenses, a $1.4 million increase in travel expenses, a $1.2 million increase in professional services, supplies and other expenses, and a $0.5 million increase in occupancy-related costs. A 6.0% year-over-year increase in the Euro exchange rate against the US dollar also contributed to the increase in sales and marketing expense. As a percentage of revenue, sales and marketing expenses decreased 1.5 percentage points due to the leverage we are achieving from the investment in our sales force during the past year, as evidenced by our revenue growth of 35.3% exceeding our sales and marketing expenses growth of 29.5%.

General and administrative expense

In the nine months ended September 30, 2011, general and administrative expense decreased $0.5 million, or 3.0%, compared to the nine months ended September 30, 2010. The decrease was due to the recording of $1.5 million in patent settlement income, a $0.9 million decrease in legal fees, a $0.2 million decrease in accounting-related expenses, partially offset by a $1.5 million increase in cash-based personnel costs and stock-based compensation of $0.6 million as a result of increased headcount.

Interest income and other income (expense), net

	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Interest income	2,560	1,181	1,379	116.8
Other income (expense), net	(242)	(565)	323	(57.2)

The $1.4 million increase in interest income in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to higher balances of cash, cash equivalents and investments. The change in other income (expense), net for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was the result of lower foreign exchange losses in the first nine months of 2011 compared to the first nine months of 2010.

Provision for income taxes

	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	($ amounts in 000's)
Provision for income taxes	18,704	10,155	8,549	84.2
Effective tax rate (%)	28.9	28.8	0.1	0.3

Our effective tax rate was 28.9% for the nine months ended September 30, 2011, compared with an effective tax rate of 28.8% for the nine months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2011 was comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. During the nine months ended September 30, 2011 and 2010, we received a refund of $0.7 million and paid $1.5 million in income taxes, respectively.

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
	($ amounts in 000's)
Cash and cash equivalents	66,630	66,859
Investments	436,337	320,601
Total cash, cash equivalents and investments	502,967	387,460

Working capital	252,259	201,776

	Nine Months Ended
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Cash provided by operating activities	110,283	71,959
Cash used in investing activities	(132,837)	(234,802)
Cash provided by financing activities	23,282	27,211
Effect of exchange rates on cash and cash equivalents	(957)	313
Net decrease in cash and cash equivalents	(229)	(135,319)

At September 30, 2011, our cash, cash equivalents and investments of $503.0 million were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, term deposits and U.S. government and agency debt securities. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we were unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Nine Months Ended
	September 30, 2011	September 30, 2010
	($ amounts in 000's)
Net income	45,998	25,104
Adjustments for non-cash charges(1)	18,054	11,836
Net income before non-cash charges	64,052	36,940
Increase in deferred revenues	22,471	33,321
Increase in income tax payable and deferred tax assets, net	17,867	7,319
Increase in accounts payable and accrued liabilities, net	7,381	1,022
Decrease in deferred cost of revenues	3,188	—
Increase in deferred settlement and other liabilities	2,664	—
Increase in accrued payroll and compensation	1,582	4,312
Increase in prepaid expenses and other assets, net	(3,885)	(3,129)
Increase in accounts receivable	(3,559)	(5,011)
Increase in inventories	(1,478)	(2,815)
Net cash provided by operating activities	110,283	71,959
----------
(1) Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, loss on disposal of fixed assets, amortization of investment premiums, and excess tax benefit from employee stock option plans.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the nine months ended September 30, 2011 provided $110.3 million in cash as a result of net income of $46.0 million, increased by non-cash adjustments of $18.1 million and sources of cash of $55.2 million partially offset by uses of cash of $8.9 million. Non-cash adjustments consisted of stock-based compensation of $12.7 million, amortization of investment premiums of $9.5 million, and depreciation and amortization of $5.1 million, offset partially by an excess tax benefit from employee stock option exercises of $9.3 million. Sources of cash were related to a $22.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $17.9 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $7.4 million increase in accounts payable and accrued liabilities, a $3.2 million decrease in deferred cost of revenues, a $2.7 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years, and a $1.6 million increase in accrued payroll and compensation. Uses of cash were related to a $3.9 increase in prepaid expenses, a $3.6 million increase in accounts receivable due to the overall growth of our business, and a $1.5 million increase in inventory from relatively low levels at September 30, 2010 (net of evaluation equipment for internal use, which was transferred to fixed assets).

Our operating activities during the nine months ended September 30, 2010 provided $72.0 million in cash as a result of net income of $25.1 million, increased by non-cash adjustments of $11.8 million and sources of cash of $46.0 million partially offset by uses of cash of $11.0 million. Non-cash adjustments consist of stock-based compensation of $6.8 million, amortization of investment premiums of $5.0 million, and depreciation and amortization of $4.2 million, offset by an excess tax benefit from employee stock option plans of $4.2 million. Sources of cash were related to a $33.3 million increase in deferred revenue, which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $7.3 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments, a $4.3 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $1.0 million increase in accounts payable and accrued liabilities, related to timing of payments. Uses of cash were related to a $5.0 million increase in accounts receivable due to a three day increase (from 60 to 63 days) in our days sales outstanding and the overall growth of our business, a $2.8 million increase in inventory primarily to support our fourth quarter shipments, and a $3.1 million increase in prepaid expenses and other assets.

Investing Activities

Our investing activities during the nine months ended September 30, 2011 and September 30, 2010 consisted primarily of purchases and sales of investments, and to a lesser extent capital expenditures. The $132.8 million of cash used in investing activities during the nine months ended months ended September 30, 2011 was due to net purchases of investments of $127.4 million, $2.8 million used for capital expenditures (net of evaluation equipment for internal use, which was transferred from inventory) and $2.6 million used for the purchase of TalkSwitch.

The $234.8 million of cash used by investing activities during the nine months ended September 30, 2010 was due primarily to net purchases of investments of $231.9 million and $2.9 million for capital expenditures.

Financing Activities

Our financing activities during the nine months ended September 30, 2011 resulted in net cash provided of $23.3 million as a result of receiving proceeds of $14.0 million from the exercise of options to purchase our common stock and an excess tax benefit from employee stock option exercises of $9.3 million.

Our financing activities in the nine months ended September 30, 2010 resulted in net cash provided of $27.2 million as a result of receiving proceeds of $23.9 million from the exercise of options to purchase our common stock, upon the expiration of lock-up agreements six months following our Initial Public Offering, and an excess tax benefit from employee stock option plans of $4.2 million related to option exercises, all partially offset by $0.9 million issuance cost paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2011:

	Payments Due By Period
	Total	Remainder of 2011	2012 - 2014	2015 - 2016	Thereafter
	($ amounts in 000's)
Operating leases (1)	15,949	2,056	12,594	1,299	—
Purchase commitments (2)	32,520	20,276	12,244	—	—
Royalty commitments (3)	3,250	250	2,500	500	—
Total (4)	51,719	22,582	27,338	1,799	—
----------

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of minimum royalties claimed by Trend Micro pursuant to the January 2006 settlement and license agreement between Trend Micro and Fortinet, which are subject to dispute. See “Part II: Item 1 - Legal Proceedings.” We have accrued $6.3 million as of September 30, 2011, related to amounts under the settlement and license agreement with Trend Micro which have not been paid pursuant to the dispute.

(4)
No amounts related to ASC 740-10 (formerly referred to as SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48)) are included. As of September 30, 2011, we had approximately $17.2 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2011, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the Superior Court of the State of California for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments.

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

Our services revenue accounted for 49.7% and 52.4% of our total revenue for the third quarters of fiscal 2011 and 2010, respectively. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. For example, we experienced inventory shortages in the third quarter of 2011, based largely on more demand for certain products than we had forecast. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

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

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	more stringent requirements in our support service contracts, including stricter support response times, and increased penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer who elects not to purchase our products and services.

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

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, and may result in the loss of sales and customers.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel Corporation, Advanced Micro Devices, Inc., RMI Corporation and VIA Technologies, Inc., network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control, such as natural disasters and other factors. For example, lead times for some components are currently being extended by the impact on certain suppliers of flooding in Thailand. Our reliance on a limited number of suppliers involves several additional risks, including:

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

A majority of our operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. For example, during the second and third quarters of 2011, we were impacted by the weakening of the dollar against the Canadian dollar and the Euro, which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations.

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

Product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change from time to time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and services may be negatively impacted by numerous factors unique to selling to government agencies, such as public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. To-date we have had limited traction in sales to U.S. Federal government agencies and any increase in sales to government entities is uncertain. All of our sales to government entities have been made indirectly through our distribution channel. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in ASC 740-10. In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

Although we released our entire valuation allowance in fiscal 2009, we may in the future be required to establish a new valuation allowance. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

The audit by the Canada Revenue Agency for fiscal years 2006-2009 associated with our international transactions resulted in no changes or additional assessments. The California Franchise Tax Board audited us for fiscal years 2008 and 2009 and no significant items were noted.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. For example, flooding in Thailand is currently delaying the availability of hard drives from one of our suppliers, and our primary international logistics provider is located in Taiwan which is an area known for typhoons. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments, not expected to exceed 1.0% of our total revenue each quarter, through 2015. In November 2008, we filed a complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. Trend Micro moved to dismiss the case, and, in June 2009, the court dismissed the case without prejudice on procedural grounds, and we appealed the dismissal in July 2009. Based on the dispute, we ceased paying royalties under the settlement and license agreement. In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro. In December 2009, we withdrew our appeal of the June 2009 dismissal by the United States District Court for the Northern District of California and filed a new complaint against Trend Micro in the United States District Court for the Northern District of California alleging, among other claims, that the patents that are the basis for the ongoing royalty payments are invalid and consequently that we have no contractual obligation to pay the royalties. In February 2010, Trend Micro filed demurrers in the state Superior Court action regarding Fortinet's affirmative defenses that Fortinet has no obligation to pay royalties because the Trend Micro patents are invalid or unenforceable. In March 2010, Trend Micro filed a motion to dismiss our new complaint that we filed in the United States District Court for the Northern District of California. In May 2010, the state Superior Court denied Trend Micro's demurrer in its entirety. Also in May 2010, the United States District Court for the Northern District of California denied Trend Micro's motion to dismiss without prejudice and stayed the action before that court pending the conclusion of the state Superior Court action. In May 2011, in response to petitions for re-examination we filed with the U.S. Patent and Trademark Office (“PTO”) on two Trend Micro patents, the PTO issued final office actions rejecting a number of the Trend Micro patent claims allegedly forming the basis for the royalty payments. Trend Micro has responded disputing one of the final office actions. At this stage it is not possible to predict the outcome. An adverse outcome in this dispute could result in accelerated royalty payments and additional damages.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We are in process of completing our evaluation of our internal controls over financial reporting for fiscal 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in current or future periods. If our internal controls or disclosure controls are ineffective in current or future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

As of October 28, 2011, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17.4% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15.0% of our outstanding common stock from engaging in certain business combinations without approval of the holders of a substantial majority of all of our outstanding common stock.

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

Date: November 4, 2011

FORTINET, INC.

	By:	/s/ KEN GOLDMAN
Ken Goldman Vice President and Chief Financial Officer		Ken Goldman Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated By Reference Herein
		Form	Date

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

*	Filed herewith.
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