Form 10-K
period 2011-12-31
FORTINET INC
filed 2012-02-28
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $2,977,981,761 (based on the closing price for shares of the registrant's common stock as reported by The NASDAQ Global Select Market for the last business day prior to that date). Shares of common stock held by each executive officers, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2012, there were 156,363,007 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

Part I

ITEM 1.    Business

Overview

We provide network security solutions that are designed to address the fundamental problems of an increasingly bandwidth-intensive network environment and a more sophisticated information technology (“IT”) threat landscape. Through our products and subscription services, we provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Our flagship Unified Threat Management ("UTM") solution consists of our FortiGate physical and virtual appliance products that provide a broad array of security and networking functions, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, vulnerability management, antispam, wireless controller, and WAN acceleration. Our FortiGate appliances, from the FortiGate-40 for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all of our security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our application control, antivirus, intrusion prevention, Web filtering and antispam functionality based on intelligence gathered by our dedicated FortiGuard Labs team. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate UTM solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with the FortiManager product family, which enables end-customers to manage the system configuration and security functions of multiple FortiGate devices from a centralized console, as well as the FortiAnalyzer product family, which enables collection, analysis and archiving of content and log data generated by our products. We also offer other product lines that provide additional protection, such as: (i) FortiAP, secure wireless access points, (ii) FortiWeb, security for Web-based applications, (iii) FortiMail, multi-featured, high performance messaging security, (iv) FortiDB, centrally managed database-specific security, (v) FortiClient, endpoint security for desktops, laptops and mobile devices and that is primarily used in conjunction with our FortiGate appliances, (vi) FortiScan, endpoint vulnerability assessment and remediation, (vii) FortiSwitch, Ethernet switches, (viii) FortiBridge, bypass appliances to help ensure network availability, (ix) FortiAuthenticator, scalable secure authentication for enterprise networks, (x) FortiBalancer, optimizing the availability and performance of mobile, cloud, and enterprise applications, (xi) FortiCache, reducing the cost of and impact of cached internet content, and (xii) FortiDNS, providing secure DNS caching.

Additionally, we offer virtual appliances for the FortiGate, FortiManager, FortiAnalyzer, FortiWeb, FortiMail, and FortiScan product lines. These virtual appliances help secure network infrastructures with the same functionality as the traditional physical appliances in their respective product lines. They can be used in conjunction with traditional Fortinet appliances (such as FortiGate, FortiManager, and FortiAnalyzer) to help ensure the visibility, management, and protection of physical and virtual environments.

As of December 31, 2011, we had shipped over 850,000 appliances via more than 10,000 channel partners to more than 125,000 end-customers worldwide, including a majority of the 2011 Fortune Global 100.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 1090 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary FortiASIC hardware architecture, FortiOS operating system and associated security and networking functions combine to form a platform that integrates security features and enables our products to perform sophisticated security processing for networks with high throughput requirements.

FortiASIC

Our FortiASIC family of Application-Specific Integrated Circuits, or ASICs, is comprised of three lines of processors: FortiASIC content processor, or CP, the FortiASIC network processor, or NP, and the FortiASIC system-on-a-chip, or SOC. These custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating the computation-intensive tasks such as firewall policy enforcement or IPS anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC release. The FortiASIC

CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering further accelerated firewall and VPN performance. The FortiASIC SOC is currently included in our entry-level FortiGate-20 and -40 product families.

FortiOS

Our FortiOS operating system provides the foundation for the operation of all FortiGate appliances, from the core kernel functions to the security processing feature sets. FortiOS provides multiple layers of security including a hardened kernel layer providing protection for the FortiGate system, a network security layer providing security for end-customers’ network infrastructures, and application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs as well as providing system management functions such as command-line and graphical user interfaces. We make available updates to the FortiOS through our FortiCare support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. The FortiOS implements a suite of commonly used routing protocols as well as address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include Virtual Domain, or VDOM, capabilities and traffic queuing and shaping, enabling administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like PCI DSS. FortiOS’s packet classification, queue disciplines, policy enforcement, congestion management, and other traffic optimization functionality are designed to help control network traffic in order to optimize performance.

Our FortiOS incorporates the following eight core security and networking technologies:

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

•
Application Control. Our application control technology allows our end customers to define granular network-based application policies in over 1,800 applications, providing additional visibility and control over application access, user behavior within applications, and application content.

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

In addition to the eight core security and networking functions mentioned above, we also incorporate additional technologies within FortiGate appliances that differentiate our UTM solution, including:

•
Data Leakage Prevention (DLP). Our DLP technology provides the ability to define rules based on corporate policies, and consequently detect and help prevent confidential data from being distributed outside of the corporate network.

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

Products

Our core product offerings consist of our FortiGate UTM product family, along with our FortiManager central management and FortiAnalyzer central logging and reporting product families, both of which are typically purchased to complement a large FortiGate deployment.

FortiGate

Our flagship FortiGate physical and virtual appliances offer a broad set of security and networking functions, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration. All FortiGate models are based on our proprietary operating system, FortiOS, and substantially all FortiGate physical appliances include our proprietary FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate platforms can be centrally managed through both embedded Web-based and command line interfaces, as well as through FortiManager which provides a central management architecture for thousands of FortiGate physical and virtual appliances.

By combining multiple network security functions in our purpose-built security platform, the FortiGate provides high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. Through FortiGuard security subscription services, our products enable end-customers to add security functionality as required by their evolving business needs and the changing threat landscape. By purchasing FortiGuard security subscription services, end-customers obtain coverage and access to regular updates for application control, antivirus, IPS, Web filtering and antispam functions for their FortiGate appliances. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, and service providers.

Each FortiGate model runs our FortiOS operating system, and substantially all FortiGate physical appliances include our FortiASIC CP. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models.

The FortiGate-20 through -100 series models are designed for perimeter protection for small- to mid-sized businesses, remote offices of large distributed organizations and as customer premises equipment for service providers. Optional wireless LAN, or WLAN, integration is available for the FortiGate-20, -40, -60 and -80 models, marketed as FortiWiFi, delivering additional network access and security for wireless environments.

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

The FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks. Additionally, most of these products provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements. Some products within the FortiGate-3000 and -5000 series leverage Advanced Mezzanine Card, or AMC, industry standards for hardware modularization to support the advanced networking requirements of large enterprises and service providers, including high-speed networking, WAN connectivity, and network attached storage connectivity. The FortiGate-3950B platform also leverages our proprietary Fortinet Mezzanine Card, or FMC, that provides hardware modularity to give end-customers the ability to add additional firewall and/or intrusion prevention performance, or increase the number of interfaces, as their network security needs evolve. The FortiGate-5000 series is also compatible with the Advanced Telecommunications Computing Architecture, or ATCA, standard, resulting in a flexible hardware platform for system modularity. This modularization gives end-customers the ability to deploy an initial FortiGate configuration with room to grow as their network security needs evolve. The inclusion of network load balancing and advanced switching functionality provides additional flexibility in how end-customers utilize the FortiGate modules within the FortiGate chassis. In addition, our FortiGate-5000 series ATCA blades can be utilized in other third-party vendors’ industry standard ATCA chassis, allowing FortiGate platforms to be deployed into a much wider range of network solutions. Our FortiGate-5000 series appliances offer modular, chassis-based architecture based on the ATCA and AMC industry standards. We brand a subset of our FortiGate-3000 and -5000 series products as FortiCarrier to reflect products specifically targeting a subset of service providers. These products add incremental security, networking and management functionality often utilized in service provider deployments.

FortiGate System Virtualization (VDOM)

In addition to providing network and content level security, our FortiOS operating system also offers system virtualization capabilities—the ability to “divide” a security appliance into multiple, separately provisioned and managed instances. This capability is currently deployed in substantially all of our FortiGate products as our virtual domain, or VDOM, feature, where administrators have the ability to segment a single FortiGate appliance platform into multiple FortiGate instances. Network security system virtualization, using our VDOM feature, provides isolation between each virtual system, giving administrators flexibility in configuration and traffic management capabilities for each virtual instance.

Fortinet Management and Analysis Products

Our FortiManager and FortiAnalyzer physical and virtual products are typically sold in conjunction with a large FortiGate deployment.

FortiManager

Our FortiManager family of products provides a central management solution for our FortiGate products, including the wide variety of network and security features offered within FortiOS. One FortiManager product is capable of effectively managing thousands of FortiGate units, and also provides central management for FortiClient software. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer

Our FortiAnalyzer family provides network logging, analyzing, and reporting products that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting. Additional functions such as vulnerability assessments and traffic analysis provide additional value for customers seeking to control and monitor their network infrastructure and security policies. A full range of content and log data, including traffic, event, virus, attack, Web content, and email data may be archived, filtered and mined for compliance or historical analysis purposes. Our FortiAnalyzer product family comes with a suite of standard reports as well as the ability to customize reports.

We also offer other physical and virtual appliances and software that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, Web-based applications and databases, and employees’ computers or mobile devices as discussed above in the business overview.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team, comprised of over 125 professionals, uses automated processes to identify emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers through our FortiGuard global distribution network. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically for a one-year term, to obtain coverage and access to regular updates for application control, antivirus, intrusion prevention, Web filtering, and antispam functions for our FortiGate products; antivirus, Web filtering and antispam functions for our FortiClient software; antivirus and antispam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiScan products, database functions for our FortiDB appliance, and web functions for our FortiWeb appliances. We provide FortiGuard services 24 hours a day, seven days a week.

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

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program to ensure an understanding of our products and services. As of December 31, 2011, more than 20,000 individuals have participated in our training programs.

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

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises and service providers—and across a variety of industries including telecommunications, government, financial services, retail, education, technology, healthcare and manufacturing. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. As of December 31, 2011, we had shipped over 850,000 appliances via more than 10,000 channel partners to more than 125,000 end-customers worldwide, including a majority of the 2011 Fortune Global 100. For additional information regarding our sales by customer location, see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2009, one channel partner, Alternative Technology, Inc., a subsidiary of Arrow Electronics, Inc., accounted for approximately 12% of total revenue. During fiscal 2010 and 2011, no single customer accounted for more than 10% of total revenue.

Sales and Marketing

We primarily sell our products and services directly to distributors that sell to resellers and service providers, that, in turn, sell to our end-customers. In certain cases, we sell directly to government focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. As of December 31, 2011, our distribution channel program had more than 10,000 channel partners worldwide. We work with many of the world’s leading technology distributors, including Arrow Electronics, Inc., Ingram Micro Inc. and Tech Data Corporation.

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

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro Star International, Ltd., Creation Technologies, Inc. and a number of Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our headquarters in Sunnyvale, California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, while allowing us to focus resources on our core competencies. Our proprietary FortiASICs, which are the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday (using UMC’s foundry), K-Micro (using TSMC’s foundry) and Renesas (using UMC's foundry) manufacture our ASICs on a purchase order basis. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for the fabrication of our ASICs could be increased on short notice.

The components included in our products are sourced from various suppliers by us or more frequently by our contract manufacturers. Some of the components important to our business, including specific types of central processing units from Intel, AMD, RMI/NetLogic and VIA and network chips from Broadcom, Marvell and Intel, and hard drives from Western Digital Technologies, are available from a limited or sole source of supply.

We have no long-term contracts related to the manufacturing of our ASICs or other components that guarantee any capacity or pricing terms.

For information regarding the geographical disbursement of our long-lived assets, see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2011, our research and development organization had headcount of 497 people predominantly in

Canada, the United States and China. Our research and development expense was $63.6 million in fiscal 2011, $49.8 million in fiscal 2010 and $42.2 million in fiscal 2009.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2011, we had 76 issued U.S. patents, 12 issued Chinese patents, 1 issued Japanese patent, 96 patent applications pending for examination in the United States and 20 patent applications pending for examination in China. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

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

•size and financial stability of operations; and

•breadth of product line.

Our competitors include networking companies such as Cisco Systems, Inc., Juniper Networks, Inc., and security vendors such as Check Point Software Technologies Ltd., McAfee Inc. (acquired by Intel Corporation), and SonicWALL, Inc. (acquired by Thoma Bravo), Palo Alto Networks, and other point solution security vendors.

We believe we compete favorably based on our products’ performance, reliability and breadth, our ability to add and integrate new networking and security features and our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionality.

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

Employees

As of December 31, 2011, our total headcount was 1,583 people including payrolled contractors. We had 497 in research and development, 593 in sales and marketing, 352 in services and support, 29 in manufacturing operations, and 112 in a general and administrative capacity. As of December 31, 2011, our headcount was 387 people in the United States, 555 in Canada, 89 in France, 192 in China and 360 in other countries.

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

•	inventory imbalances, such as those related to new products and the end of life of existing products;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting cycles and purchasing practices of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

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

•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar;

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in customer renewal rates for our services;

•	changes in the length of services contracts sold;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	disruptions in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both domestically and in our foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

We may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Billings and revenue growth may slow or decline for a number of reasons, including a slow down in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

Reliance on a concentration of shipments at the end of the quarter could cause our revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter's sales orders and generated a substantial portion of each quarter's revenue during the last two weeks of the quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, or our logistics partners' inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We rely significantly on revenue from subscription and support services which may decline, and because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal subscription and services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and service revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Our subscription and service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products and models that we sell.

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

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results will be harmed.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors' products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

If we are not successful in continuing to execute our strategy to increase our sales to larger end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from larger competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), Juniper Networks, Inc., that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	more stringent requirements in our support service contracts, including stricter support response times, and increased penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services.

Large enterprises, service providers and governmental entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and governmental entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, enterprise, service providers and governmental entities typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we have experienced turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. A large portion of our employee base is substantially vested in significant stock option grants, and the ability to exercise those options and sell their stock may result in a larger than normal turnover rate. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and Taiwan Semiconductor Manufacturing Corporation, or TSMC. Faraday (using UMC's foundry), K-Micro (using TSMC's foundry) and Renesas (using UMC's foundry) manufacture our ASICs on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel Corporation, Advanced Micro Devices, Inc., RMI/Netlogic Corporation and VIA Technologies, Inc., network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control, such as natural disasters and other factors. For example, lead times for some components are currently being extended by the impact of flooding in Thailand on certain suppliers. Our reliance on a limited number of suppliers involves several additional risks, including:

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

A majority of our operating expenses is incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. For example, during the second and third quarters of 2011, we were impacted by the weakening of the dollar against the Canadian dollar and the Euro, which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations, U.S. economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the European Union, or EU, RoHS and the EU Waste Electrical and Electronic Equipment (WEEE) Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to incur more of these costs in the future. With respect to the EU RoHS, we and our competitors rely on an exemption for lead in network infrastructure equipment. It is possible this exemption will be revoked in the near future. If this exemption is revoked, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

A portion of our revenue is generated by sales to governmental entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to governmental entities. Sales to governmental entities are subject to a number of risks. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as public sector budgetary cycles and funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products. To date we have had limited traction in sales to U.S. federal government agencies, and any future sales to governmental entities is uncertain. All of our sales to governmental entities have been made indirectly through our distribution channel. Governmental entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Once our products are deployed within our end-customers' networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many enterprise, service provider and governmental entity end-customers require higher levels of support than smaller end-customers. If we fail to meet the requirements of the larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with larger end-customers.

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

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	tax costs related to intercompany realignments;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles; or

•
changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules, or changes to the United States income tax rate, which would necessitate a revaluation of our deferred tax assets and liabilities.

Significant judgment is required to determine the recognition and measurement attribute prescribed in Accounting Standards Codification ("ASC") 740-10. In addition, ASC 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

We are a relatively new entrant in the network security market, and we believe that we have not yet established sufficient market awareness of our participation in that market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. If our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

Demand for Unified Threat Management products may be limited by market perception that UTM products are inferior to network security solutions from multiple vendors.

Sales of most of our products depend on increased demand for UTM products. If the UTM market fails to grow as we anticipate, our business will be seriously harmed. Target customers may view UTM “all-in-one” solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that UTM products provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, UTM solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of the UTM product may place the entire network at risk. In addition, the market perception that UTM solutions may be suitable only for small and medium sized businesses because UTM lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider, and governmental entity end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with the UTM market in general, demand for UTM products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further a successful and publicized targeted attack against us or another well known UTM vendor exposing a “single point of failure” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc., Juniper Networks, Inc., and security vendors such as Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), and SonicWALL, Inc. (acquired by Thoma Bravo), Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper's acquisition of NetScreen Technologies, Inc., Intel's acquisition of McAfee and Check Point's acquisition of Nokia's security appliance business. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

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

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us.

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

We have been involved in patent disputes in the past, are currently involved in several patent disputes, and likely will be involved in additional disputes in the future. In May 2004, Trend Micro Incorporated filed a complaint against us alleging that we infringed a Trend Micro patent related to antivirus software. The International Trade Commission, or ITC, subsequently instituted an investigation which resulted in an exclusion order and a cease and desist order prohibiting us from selling a broad array of our products in the United States. In January 2006, we settled the lawsuit with Trend Micro, and subsequently the ITC terminated its action and rescinded the orders. Pursuant to the settlement and license agreement, we initially paid Trend Micro $15.0 million. The settlement and license agreement provides for additional quarterly royalty payments. We had a subsequent dispute with Trend Micro regarding the royalty payments and in December 2011, we entered into a settlement agreement with Trend Micro resolving the dispute for a one-time payment of $9.0 million. The settlement agreement includes a fully-paid license to the patents subject to the prior patent license agreement, with no continuing obligation to pay royalties for those patents.

As discussed in "Item 3-Legal Proceedings," from time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending. We are also subject to other litigation in addition to patent infringement claims. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2012 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition adopted by the Financial Accounting Standards Board ("FASB") that went effective January 1, 2011, the increased use of fair value measure, the recent proposed change to revenue recognition, lease accounting, financial instrument accounting standards, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business. Effective January 1, 2011, we started reporting revenue recognition based on the new revenue standards issued by the FASB. If we do not ensure that our systems and processes for revenue recognition are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

As of February 17, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17.2% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

In addition to our headquarters, we lease approximately 14,000 square feet of data center space and a total of approximately 72,000 square feet of office space in several buildings in Burnaby, Canada under various leases that expire between March 2012 and July 2015; approximately 16,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2015; approximately 19,000 square feet of office space in Sophia, France under a lease that expires in December 2013; and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2012. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Russia, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.     Legal Proceedings

In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. In December 2011, we entered into a settlement agreement with Trend Micro resolving the dispute for a one-time payment to Trend Micro of $9.0 million. The settlement agreement includes a fully paid license to the patents subject to the prior patent license agreement with no continuing obligation to pay royalties for those patents.

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The U.S. Patent and Trademark Office ("PTO") rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). We have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California.

ITEM 4.     Mine Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “FTNT.” The following table sets forth, for the time periods indicated, the high and low closing sales price of our common stock, adjusted to reflect the two-for-one split effective June 1, 2011, as reported on The NASDAQ Global Select Market.

	2011		2010
	High ($)	Low ($)	High ($)	Low ($)
Fourth Quarter	25.76	16.53	16.73	12.04
Third Quarter	28.17	16.25	12.61	8.00
Second Quarter	27.29	18.94	9.32	7.50
First Quarter	22.08	16.55	10.06	7.85

Holders of Record

As of February 17, 2012, there were 105 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison from November 18, 2009 through December 31, 2011, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	11/09	12/09	03/10	06/10	09/10	12/10	03/11	06/11	09/11	12/11
Fortinet, Inc.	$100	$106	$106	$99	$150	$195	$266	$328	$202	$263
NASDAQ Composite	$100	$106	$112	$98	$110	$124	$130	$129	$113	$121
NASDAQ Computer	$100	$107	$110	$98	$111	$127	$131	$128	$118	$127

_______________________
* $100 invested on 11/18/09 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

None.

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

	Fiscal Year (1)
	2011	2010	2009	2008	2007
	($ amounts in 000's, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product	197,408	135,140	98,686	94,587	70,131
Services	220,268	172,046	139,172	105,292	74,152
Ratable and other revenue	15,900	17,510	14,257	11,912	11,083
Total revenue	433,576	324,696	252,115	211,791	155,366
Cost of revenue:
Product (2)	73,201	51,944	42,166	41,397	35,948
Services (2)	35,486	26,967	22,265	19,441	15,941
Ratable and other revenue	4,911	6,295	5,544	4,634	4,763
Total cost of revenue	113,598	85,206	69,975	65,472	56,652
Gross profit
Product	124,207	83,196	56,520	53,190	34,183
Services	184,782	145,079	116,907	85,851	58,211
Ratable and other revenue	10,989	11,215	8,713	7,278	6,320
Total gross profit	319,978	239,490	182,140	146,319	98,714
Operating expenses:
Research and development (2)	63,577	49,801	42,195	37,035	27,588
Sales and marketing (2)	145,532	111,968	96,291	87,717	72,159
General and administrative (2)	21,965	22,380	18,320	16,640	20,544
Total operating expenses	231,074	184,149	156,806	141,392	120,291
Operating income (loss)	88,904	55,341	25,334	4,927	(21,577)
Interest income	3,523	1,815	1,981	2,614	3,507
Other income (expense), net	(354)	(815)	198	1,710	(1,991)
Income (loss) before income taxes	92,073	56,341	27,513	9,251	(20,061)
Provision for (benefit from) income taxes	29,581	15,096	(32,666)	1,888	1,781
Net income (loss)	62,492	41,245	60,179	7,363	(21,842)
Net income (loss) per share :
Basic	0.41	0.29	0.97	0.18	(0.57)
Diluted	0.38	0.26	0.39	0.14	(0.57)
Weighted-average shares outstanding:
Basic	152,581	140,726	52,668	40,034	38,552
Diluted	163,781	156,406	130,438	53,284	38,552
________________________

(1)	Our fiscal years ended on December 31, 2011, December 31, 2010, December 31, 2009, December 28, 2008 and December 30, 2007.

(2)	Includes stock-based compensation expense as follows:

	Fiscal Year
	2011	2010	2009	2008	2007
	($ amounts in 000's)
Cost of product revenue	183	101	102	67	553
Cost of services revenue	1,790	929	658	400	416
Research and development	4,691	2,339	1,963	1,049	1,452
Sales and marketing	9,325	3,810	3,020	2,512	3,928
General and administrative	3,026	2,136	1,718	1,271	2,983
Total stock-based compensation	19,015	9,315	7,461	5,299	9,332

	As of Fiscal Year End
	2011	2010	2009	2008	2007
	($ amounts in 000's)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	538,688	387,460	260,314	124,190	90,161
Working capital	256,706	201,776	161,652	38,193	12,862
Total assets	734,747	545,422	387,213	199,105	145,192
Convertible preferred stock	—	—	—	94,368	94,368
Common stock including treasury stock and additional paid-in capital	314,187	249,000	201,340	20,854	13,438
Total stockholders’ equity (deficit)	358,354	232,454	142,452	(5,229)	(18,925)

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	continued sales into large enterprises;

•	mix of billings between products and services;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	the impact of our product innovation strategy;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	our effective tax rate;

•	our ability to generate taxable income and realize the tax benefits associated with our deferred tax assets;

•	the impact of seasonality on our business; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. As of December 31, 2011, we had shipped over 850,000 appliances via more than 10,000 channel partners to more than 125,000 end-customers worldwide, including a majority of the 2011 Fortune Global 100.

Our core UTM product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the application control, antivirus, intrusion prevention, Web filtering, vulnerability management and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10.0% of our total revenue. During fiscal 2011, we expanded and enhanced our FortiGate UTM and FortiAP secure wireless access product lines, as well as introduced software-based virtual appliances for many of our FortiGate and FortiManager product lines, which help secure the end-customer's cloud-based network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

Fiscal 2011 was our second full year as a public company, following our initial public offering in November 2009. We believe the greater visibility and brand recognition derived from being a public company, combined with success in selling to the enterprise and service provider customers and new product introductions, served as contributors to the growth in our business during fiscal 2011. Sales of FortiGate products have generally been balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with some degree of variability from year to year and between quarters. During fiscal 2011 we executed well against our strategy to grow the high-end segment of our business, consisting of sales to large enterprises, service providers and telecommunications companies. The percentage of our FortiGate related billings from the high-end category increased to 36.9% in fiscal 2011 from 34.3% in fiscal 2010, while the entry-level category decreased from 35.0% to 32.1%, and the mid-range category remained relatively flat over the same period. This shift towards the high-end category positively impacted results in fiscal 2011.

We also believe continued product innovation has strengthened our technology advantage as evidenced by the earlier introduction of several noteworthy new FortiGate appliance models such as the FG-60C, FG-3040B, FG-3950B and FG-5001B. During fiscal 2011 we also made a significant investment in our sales force to expand our global presence both geographically as well as by industry segment. We believe these factors have allowed us to penetrate into larger enterprise and service provider accounts as evidenced by the increase in the number of deals involving sales greater than $100,000.

Billings (a non-GAAP financial measure that we define as total revenue plus the change in deferred revenue) were $475.8 million in fiscal 2011, an increase of 26.7% compared to fiscal 2010. Total revenue was $433.6 million for fiscal 2011, an increase of 33.5% compared to fiscal 2010. Revenue for fiscal 2011 includes approximately $20.0 million, or 4.6%, positive impact related to the adoption of the new revenue recognition rules, as described in our "Summary of Significant Accounting Policies included in - Footnote 1 of our Consolidated Financial Statements." The increase in revenue resulting from our adoption of the new revenue recognition rules was attributable to both using "best estimated sale price" in our allocation of arrangement consideration when we did not have vendor-specific objective evidence ("VSOE"), and being able to recognize upon shipment certain product revenue, which would have been deferred under the previous revenue recognition rules. Product revenue was $197.4 million, an increase of 46.1% compared to fiscal 2010, and a greater percentage of total revenue (45.5% in fiscal 2011, compared to 41.6% in fiscal 2010). Introduction of new products, including some non-FortiGate products, was one factor in the growth of our product revenue. Services revenue in fiscal 2011 was $220.3 million, an increase of 28.0% compared to fiscal 2010. Services revenue is important to our future revenue and profitability as it provides a source of recurring revenue for us, representing 50.8% and 53.0% of total revenue for fiscal 2011 and 2010, respectively. Ratable and other revenue in fiscal 2011 was $15.9 million, a decrease of 9.2% compared to fiscal 2010, primarily due to the decline in ratable revenue amortization due to the new revenue recognition rules.

We are a global, geographically diversified business, with 60.2% of our total revenue generated outside the United States, Canada and Other Americas ("Americas") regions in fiscal 2011. Our operating results were driven by strong performance across all geographies. For fiscal 2011, Americas generated $172.5 million, or 39.8%, of our total revenue, representing an increase of 39.2% from fiscal 2010. Europe, Middle East and Africa ("EMEA") generated $152.4 million, or 35.1%, of our total revenue during fiscal 2011, representing an increase of 25.3% from fiscal 2010. Asia Pacific and Japan ("APAC") generated $108.7 million, or 25.1%, of our total revenue during fiscal 2011, representing an increase of 37.4% from fiscal 2010.

In fiscal 2011, our total operating expenses were $231.1 million, an increase of 25.5% compared to fiscal 2010. The 33.5% increase in revenues compared to the 25.5% increase in operating expenses in fiscal 2011 (as discussed under "Results of Operations" below) demonstrates the leverage that we achieved from the efficiencies in our business operations during the past year. Despite the negative impact of foreign currency fluctuations experienced during fiscal 2011, operating expenses as a percentage of revenue decreased to 53.4% from 56.7% during fiscal 2010. We are also experiencing improvements in productivity and efficiencies in our overall headcount as our annualized fiscal 2011 revenue per employee, defined as annual revenue divided by average headcount, reached $297,000, up from $254,000 for fiscal 2010. Headcount increased from 1,336 at the end of fiscal 2010 to 1,583 at the end of fiscal 2011, as our pace of hiring increased during fiscal 2011, particularly in sales and marketing and research and development.

Our Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical and virtual appliances. We invoice at the time of our sale for the total price of the products and subscription and support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front based on the allocated revenue value and defer revenue for the sale of new and renewal subscription and support services contracts. We recognize the related services revenue over the service period, which is typically one year from the date the end-customer registers for these services (the date on which the services can first be used by the customer), although it can be as long as five years. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $42.2 million from $252.6 million at December 31, 2010 to $294.8 million at December 31, 2011. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. We also ended fiscal 2011 with $538.7 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash provided by operating activities are discussed immediately below the following table.

	Fiscal Year or as of Fiscal Year End
	2011	2010	2009
	($ amounts in 000's)
Revenue	433,576	324,696	252,115
Gross margin	73.8%	73.8%	72.2%
Operating income (1)	88,904	55,341	25,334
Operating margin	20.5%	17.0%	10.0%
Total deferred revenue	294,833	252,631	201,930
Increase in total deferred revenue	42,202	50,701	30,313
Cash, cash equivalents and investments	538,687	387,460	260,314
Cash provided by operating activities	132,842	103,383	61,971
Free cash flow (2)	135,218	99,607	57,382
___________________
(1) Includes:
Stock-based compensation expense:	19,015	9,315	7,461
Non-cash asset acquisition related write-offs:	—	—	2,387
Patent settlement income	1,911	—	—

(2) See below for definition of free cash flow.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The following table reflects the calculation of billings as discussed above.

	Fiscal Year
	2011	2010	2009
	($ amounts in 000's)
Billings:
Revenue	433,576	324,696	252,115
Increase in deferred revenue	42,202	50,701	30,313
Total billings (Non-GAAP)	475,778	375,397	282,428

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

	Fiscal Year
	2011	2010	2009
	($ amounts in 000's)
Cash Flow:
Net cash provided by operating activities	132,842	103,383	61,971
Less purchases of property and equipment	(3,624)	(3,776)	(4,589)
Free cash flow (Non-GAAP)	129,218	99,607	57,382
Net cash provided by (used in) investing activities	(166,826)	(283,710)	13,757
Net cash provided by financing activities	39,797	34,019	78,049

Other Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP gross margin, non-GAAP operating income and non-GAAP operating margin, non-GAAP operating expenses, non-GAAP net income and non-GAAP free cash flow. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring charges including, but not limited to, stock-based compensation expense, asset acquisition related write-offs, and patent settlements. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

Non-GAAP gross margin is gross profit as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, asset acquisition related write-offs, and the income we received from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following table reconciles GAAP gross profit, operating income, and operating margin to non-GAAP gross profit, non-GAAP operating income, and non-GAAP operating margin for fiscal 2011, 2010 and 2009.

	Fiscal Year
	2011		2010		2009
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Total revenue	433,576		324,696		252,115
GAAP gross profit and margin	319,978	73.8	239,490	73.8	182,140	72.2
Stock-based compensation expense	1,973	0.5	1,030	0.3	760	0.3
Non-cash asset acquisition related write-offs	—	—	—	—	2,387	0.9
Non-GAAP gross profit and margin	321,951	74.3	240,520	74.1	185,287	73.4
GAAP operating income and margin	88,904	20.5	55,341	17.0	25,334	10.0
Stock-based compensation expense:
Cost of revenue	1,973	0.4	1,030	0.3	760	0.3
Research and development	4,691	1.1	2,339	0.9	1,963	0.8
Sales and marketing	9,325	2.2	3,810	1.2	3,020	1.2
General and administrative	3,026	0.6	2,136	0.4	1,718	0.7
Total stock-based compensation	19,015	4.3	9,315	2.8	7,461	3.0
Non-cash asset acquisition related write-offs	—	—	—	—	2,387	0.9
Patent settlements	(1,911)	(0.4)	—	—	—	—
Non-GAAP operating income and margin	106,008	24.4	64,656	19.8	35,182	13.9

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the impact of the patent settlements. The following table reconciles GAAP operating expenses to non-GAAP operating expenses for fiscal 2011, 2010 and 2009.

	Fiscal Year
	2011		2010		2009
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	63,577	14.7	49,801	15.3	42,195	16.7
Stock-based compensation	(4,691)	(1.1)	(2,339)	(0.9)	(1,963)	(0.8)
Non-GAAP research and development expenses	58,886	13.6	47,462	14.4	40,232	15.9
Sales and marketing expenses:
GAAP sales and marketing expenses	145,532	33.6	111,968	34.5	96,291	38.2
Stock-based compensation	(9,325)	(2.2)	(3,810)	(1.2)	(3,020)	(1.2)
Non-GAAP sales and marketing expenses	136,207	31.4	108,158	33.3	93,271	37.0
General and administrative expenses:
GAAP general and administrative expenses	21,965	5.1	22,380	6.9	18,320	7.3
Stock-based compensation	(3,026)	(0.6)	(2,136)	(0.4)	(1,718)	(0.7)
Patent settlements	1,911	0.4	—	—	—	—
Non-GAAP general and administrative expenses	20,850	4.9	20,244	6.5	16,602	6.6
Total operating expenses:
GAAP operating expenses	231,074	53.4	184,149	56.7	156,806	62.2
Stock-based compensation	(17,042)	(3.9)	(8,285)	(2.5)	(6,701)	(2.7)
Patent settlements	1,911	0.4	—	—	—	—
Non-GAAP operating expenses	215,943	49.9	175,864	54.2	150,105	59.5

Non-GAAP net income is net income, as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense, asset acquisition related write-offs, and patent settlements. The following table reconciles GAAP net income as reported on our consolidated statements of operations to non-GAAP net income for fiscal 2011, 2010 and 2009.

	Fiscal Year
	2011	2010	2009
	($ and share amounts in 000's, except per share amounts)
Net Income:
GAAP net income	62,492	41,245	60,179
Stock-based compensation expense (1)	19,015	9,315	7,461
Non-cash asset acquisition related write-offs (1)	—	—	2,387
Patent settlements (2)	(1,911)	—	—
Provision for income taxes (3)	29,581	15,096	(32,666)
Non-GAAP income before provision for income taxes	109,177	65,656	37,361
Tax effects related to non-GAAP adjustments (4)	(36,028)	(21,010)	(6,877)
Non-GAAP net income	73,149	44,646	30,484
Non-GAAP net income per share - diluted	0.45	0.29	0.23
Shares used in per share calculation - diluted	163,781	156,406	130,438

____________________

(1)	Stock-based compensation expense and non-cash asset acquisition related write-offs are added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)
Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes. The provision for fiscal 2009 included a $37.8 million tax benefit from the reversal of our valuation allowance.

(4)
We used a 33% effective tax rate in fiscal 2011 to calculate non-GAAP net income for fiscal 2011. The 33% and 32% effective tax rates for fiscal 2011 and fiscal 2010, respectively, both reflect the exclusion of GAAP based stock option benefits, as well as the reinstated Federal R&D Credit.

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. In fiscal 2011, we recognized our revenue in accordance with the guidance in ASC 985-605-25 which is discussed in further detail in “—Critical Accounting Policies and Estimates—Revenue Recognition” below. According to ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances and software. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, FortiBridge, and FortiAuthenticator appliances, and our FortiClient and virtual domain, or VDOM, software. Additionally, we generate revenue from the TalkSwitch line of telephony products. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. We also recognize revenue upon sell-through for distributor agreements that allow for rights of return. Such returns are estimated and recorded as a reduction to revenue. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at relatively comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to application control, antivirus, intrusion prevention, Web filtering, antispam and vulnerability management updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although we do offer multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts and we expand our customer base. Our services revenue growth rate depends significantly on the growth of our customer base and the renewal of service contracts by our current customers.

•
Ratable and other revenue. Ratable and other revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See “—Critical Accounting Policies and Estimates—Revenue Recognition.” Ratable and other revenue was formerly referred to as Ratable product and services revenue. In 2011, this category includes a $2.6 million sale of previously-acquired patents during the third quarter of fiscal 2011. In fiscal 2011 and 2010, ratable and other revenue represented approximately 4% and 5% of total revenue, respectively. Over time we expect this category to continue to decline due to the new revenue recognition rules, which allow us to use best estimate of selling price ("BESP") in our allocation of arrangement consideration when we do not have VSOE.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation costs, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to the Trend Micro litigation, which was settled in December 2011, as discussed in “Item 3 - Legal Proceedings.”

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

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, manufacturing costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain at comparable levels compared to that achieved in fiscal 2011.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. We generally maintained consistent services gross margins in fiscal 2011 and fiscal 2010.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of cash-based personnel costs such as salaries, benefits, bonuses and, with regard to the sales and marketing expense, and sales commissions. They also include non-cash charges, specifically, stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

•
Research and development. Research and development expense consists primarily of cash-based personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment, facility-related expenses and stock-based compensation expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred, except for capital equipment which is depreciated over time. Our development teams are primarily located in Canada, China, and the United States. We expect our spending for research and development to increase in absolute dollars but remain comparable as a percentage of total revenue compared to fiscal 2011 results.

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs including salary, benefits and commissions. Additional sales and marketing expenses include stock-based compensation, promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to increase our presence in new geographic markets and enterprise verticals, add new customers and increase penetration within our existing customer base. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense but remain comparable as a percentage of total revenue compared to fiscal 2011 results.

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel, make improvements to our information technology infrastructure, and defend our intellectual property, but remain comparable as a percentage of total revenue compared to fiscal 2011 results, barring unforeseen litigation.

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

Provision for (benefit from) income taxes. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to current U.S. income taxes. Our effective tax rates differ from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, withholding taxes, nondeductible compensation and expenses and adjustments related to our intercompany transfer pricing.

The income tax provision for fiscal 2011 was comprised primarily of domestic income taxes, foreign income taxes and withholding taxes. The 2011 effective tax rate was impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries as well as the reinstated U.S. Federal Research and Development Tax Credit. The income tax provision for fiscal 2009 reflected a tax benefit related to the release of the valuation allowance, which resulted in the recognition of deferred tax assets. As a result of fully reversing our valuation allowance, we expect that our effective tax rate will approximate the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits (when applicable), withholding tax, nondeductible compensation and adjustments related to intercompany transfer pricing.

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

Revenue Recognition

In October 2009, the FASB amended the ASC as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, third-party evidence ("TPE"), and the BESP. If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.

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

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASC 985-605 and all related interpretations. See “—Summary of Significant Accounting Policies in the notes to the consolidated financial statements” for a discussion of new revenue recognition standards that we adopted in fiscal 2011.

Revenue can be recognized when all of the following criteria have been met:

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

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. We also recognize revenue upon sell-through for distributor agreements that allow for rights of return. Such returns are estimated and recorded as a reduction to revenue. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

The subscription and support services start on the date the customer registers the appliance. The customer is then entitled to service for the stated contractual period beginning on the registration date.

We offer certain sales incentives to channel partners. We reduce revenue for estimates of sales returns and allowances. Additionally, in limited circumstances, we allow our customers to return our products, subject to varying limitations, for a refund within a reasonably short period of time from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on historical experience.

At December 31, 2011, our allowance for sales returns was $2.4 million compared to $2.0 million at December 31, 2010. If our allowance for sales returns had increased by 10.0%, or $0.2 million, our net revenue would have decreased by $0.2 million in fiscal 2011.

Stock-Based Compensation

Employees. We have accounted for stock-based awards to employees in accordance with ASC 718, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period using the straight-line method. Our option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Employee Stock Purchase Plan. We apply ASC 718 to stock purchase rights, which requires compensation expense related to share-based transactions, including stock purchase rights under our employee stock purchase plan ("ESPP"), to be measured and recognized in the financial statements based on fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Our ESPP provides for consecutive six-month offering periods, with the first offering period having commenced on August 15, 2011 and ended on February 14, 2012.

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

We account for uncertain tax positions in accordance with ASC 740-10, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. ASC 740-10 requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

	Fiscal Year
	2011	2010	2009 (1)
	($ amounts in 000's)
Consolidated Statement of Operations Data:
Revenue
Product	197,408	135,140	98,686
Services	220,268	172,046	139,172
Ratable and other revenue	15,900	17,510	14,257
Total revenue	433,576	324,696	252,115
Cost of revenue
Product	73,201	51,944	42,166
Services	35,486	26,967	22,265
Ratable and other revenue	4,911	6,295	5,544
Total cost of revenues	113,598	85,206	69,975
Gross profit
Product	124,207	83,196	56,520
Services	184,782	145,079	116,907
Ratable and other revenue	10,989	11,215	8,713
Total gross profit	319,978	239,490	182,140
Operating expenses
Research and development	63,577	49,801	42,195
Sales and marketing	145,532	111,968	96,291
General and administrative	21,965	22,380	18,320
Total operating expenses	231,074	184,149	156,806
Operating income	88,904	55,341	25,334
Interest income	3,523	1,815	1,981
Other income (expense), net	(354)	(815)	198
Income before income taxes	92,073	56,341	27,513
Provision for (benefit from) income taxes	29,581	15,096	(32,666)
Net income	62,492	41,245	60,179
____________________

(1)
Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. This change in period end had the effect of increasing the number of days in fiscal 2009 by four days.

	Fiscal Year
	2011	2010	2009
	(as % of revenue)
Revenue
Product	45.5	41.6	39.1
Services	50.8	53.0	55.2
Ratable and other revenue	3.7	5.4	5.7
Total revenue	100.0	100.0	100.0
Total cost of revenue	26.2	26.2	27.8
Total gross profit	73.8	73.8	72.2
Operating expenses
Research and development	14.7	15.3	16.7
Sales and marketing	33.6	34.6	38.2
General and administrative	5.1	6.9	7.3
Total operating expenses	53.4	56.8	62.2
Operating income	20.5	17.0	10.0
Interest income	0.8	0.7	0.8
Other income (expense), net	(0.1)	(0.2)	0.1
Income before provision for income taxes	21.2	17.5	10.9
Provision for (benefit from) income taxes	6.8	4.6	(13.0)
Net income	14.4	12.9	23.9

Fiscal Years 2011 and 2010

Revenue

	Fiscal Year
	2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	$ Change	% Change
	($ amounts in 000's)
Revenue:
Product	197,408	45.5	135,140	41.6	62,268	46.1
Services	220,268	50.8	172,046	53.0	48,222	28.0
Ratable and other revenue	15,900	3.7	17,510	5.4	(1,610)	(9.2)
Total revenue	433,576	100.0	324,696	100.0	108,880	33.5
Revenue by Geography:
Americas	172,494	39.8	123,961	38.2	48,533	39.2
EMEA	152,385	35.1	121,604	37.5	30,781	25.3
APAC	108,697	25.1	79,131	24.3	29,566	37.4
Total revenue	433,576	100.0	324,696	100.0	108,880	33.5

Total revenue increased $108.9 million, or 33.5%, in fiscal 2011 compared to fiscal 2010. The adoption of the new revenue recognition rules, described in Note 1of our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, contributed $20.0 million of the increase, primarily with respect to product revenue. The Americas and APAC regions contributed the largest portion of our revenue growth on a percentage basis. Product revenue increased $62.3 million, or 46.1%, compared to fiscal 2010. The increase in product revenue was primarily driven by greater sales volume and higher average sales prices in our FortiGate product family due to increased demand for our high-end products from enterprise and service provider customers. The impact of adopting the new revenue recognition rules referenced above also contributed to the increase in product revenue. Services revenue increased $48.2 million, or 28.0%, in fiscal 2011 compared to fiscal 2010 due to the recognition of revenue from our increased focus on contract renewals and our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. Ratable and other revenue was $4.2 million lower due to the impact of no longer deferring ratable revenue as a result of the above-mentioned adoption of new revenue recognition rules, offset by a $2.6 million sale of previously-acquired patents.

Cost of revenue and gross margin

	Fiscal Year
	2011	2010	$ Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	73,201	51,944	21,257	40.9
Services	35,486	26,967	8,519	31.6
Ratable and other revenue	4,911	6,295	(1,384)	(22.0)
Total cost of revenue	113,598	85,206	28,392	33.3
Gross margin (%):
Product	62.9	61.6	1.3
Services	83.9	84.3	(0.4)
Ratable and other revenue	69.1	64.0	5.1
Total gross margin	73.8	73.8	—

Total gross margin remained consistent in fiscal 2011 compared to fiscal 2010. Product gross margin increased 1.3 percentage points in fiscal 2011 compared to fiscal 2010 primarily due to a greater mix of our high-end products. From time to time, we have experienced sales of previously reserved inventory. During fiscal 2011, we experienced a positive impact of 0.4 percentage points in our product gross margin due to the sale of fully reserved inventory compared to a positive impact of 0.7 percentage points in fiscal 2010. Services gross margin was relatively flat as we continued to make investments in our support, professional services and FortiGuard global security organizations at a rate slightly greater than the increase in revenue in order to improve service capabilities. Services cost increased by $8.5 million primarily due to a $6.1 million increase in cash-based personnel costs related to headcount increases, a $0.9 million increase in stock-based compensation, a $0.8 million increase in warranty and other expenses and a $0.7 million increase in professional services costs. Ratable and other revenue gross margin increased 5.1 percentage points as a result of a $2.6 million sale of previously-acquired patents during fiscal 2011, which had a direct positive impact to gross margins.

Operating Expenses

	Fiscal Year				$ Change	% Change
	2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Operating expenses:
Research and development	63,577	14.7	49,801	15.3	13,776	27.7
Sales and marketing	145,532	33.6	111,968	34.5	33,564	30.0
General and administrative	21,965	5.1	22,380	6.9	(415)	(1.9)
Total operating expenses	231,074	53.4	184,149	56.7	46,925	25.5

Research and development expense

Research and development expense increased $13.8 million, or 27.7%, in fiscal 2011 compared to fiscal 2010 primarily due to an increase in cash-based personnel costs and stock-based compensation expense. Cash-based personnel costs increased by $9.7 million as a result of increased headcount to support continued enhancements of our existing products. Stock-based compensation expense increased by $2.4 million primarily due to the increase in headcount and stock price, and the introduction of the ESPP in fiscal 2011. In addition, we incurred increases in product development expenses, such as non-recurring engineering (NRE), testing and certifications of $0.8 million, depreciation expense of $0.6 million, occupancy-related costs of $0.2 million and other expenses of $0.1 million. The increase in the Canadian dollar exchange rate against the US dollar also significantly contributed to the increase in research and development expenses by $2.0 million.

Sales and marketing expense

Sales and marketing expense increased $33.6 million, or 30.0%, in fiscal 2011 compared to fiscal 2010 as we continued to increase our sales headcount in order to expand our global footprint. Cash-based personnel costs increased by $21.3 million primarily as a result of increased headcount. Stock-based compensation expense increased by $5.5 million primarily due to the increase in headcount and stock price, and the introduction of the ESPP in fiscal 2011. In addition, we incurred increases in marketing-related expenses of $2.9 million and travel of $1.5 million to support our overall revenue growth of 33.5%. We also had a combined $1.6 million increase in depreciation and other expenses and a $0.8 million increase in occupancy-related costs. As a percentage of revenue, sales and marketing expenses decreased 0.9 percentage points due to the leverage we are achieving from the investment in our sales force in fiscal 2011, as evidenced by revenue growth of 33.5% exceeding sales and marketing expenses growth of 30.0%.

General and administrative expense

In fiscal 2011, general and administrative expense decreased $0.4 million, or 1.9%, compared to fiscal 2010. Cash-based personnel costs increased $1.5 million, stock-based compensation expense increased $0.9 million and occupancy-related costs and other expenses increased a combined $0.1 million, partially offset by $2.0 million in royalties received from a patent settlement and a $1.0 million decrease in legal expenses compared to fiscal 2010.

Interest income and other income (expense), net

	Fiscal Year
	2011	2010	$ Change	% Change
	($ amounts in 000's)
Interest income	3,523	1,815	1,708	94.1
Other expense, net	(354)	(815)	461	(56.6)

The $1.7 million increase in interest income in fiscal 2011 compared to fiscal 2010 was primarily due to interest earned on our higher balances of cash, cash equivalents and investments. The change in other income (expense), net for fiscal 2011 when compared to fiscal 2010 was the result of lower foreign exchange losses in fiscal 2011.

Provision for (benefit from) income taxes

	Fiscal Year		$ Change	% Change
	2011	2010
	($ amounts in 000's)
Provision for income taxes	29,581	15,096	14,485	96.0
Effective tax rate (%)	32.1	26.8	—	5.3

Our effective tax rate was 32.1% for fiscal 2011, compared with an effective tax rate of 26.8% for fiscal 2010. The provision for income taxes for fiscal 2011 was comprised primarily of federal, state and foreign income taxes. The 2010 effective tax rate is impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries, as well as the reinstated U.S. Federal Research and Development Tax Credit. The increase in the provision for income taxes for fiscal 2011 compared to fiscal 2010 was primarily due to an increase in profits subject to U.S. tax.

Fiscal Years 2010 and 2009

Revenue

	Fiscal Year				$ Change	% Change
	2010		2009
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000's)
Revenue:
Product	135,140	41.6	98,686	39.1	36,454	36.9
Services	172,046	53.0	139,172	55.2	32,874	23.6
Ratable and other revenue	17,510	5.4	14,257	5.7	3,253	22.8
Total revenue	324,696	100.0	252,115	100.0	72,581	28.8
Revenue by Geography:
Americas	123,961	38.2	92,621	36.7	31,340	33.8
EMEA	121,604	37.5	95,886	38.1	25,718	26.8
APAC	79,131	24.3	63,608	25.2	15,523	24.4
Total revenue	324,696	100.0	252,115	100.0	72,581	28.8

Total revenue increased $72.6 million, or 28.8%, in fiscal 2010 compared to fiscal 2009. The Americas region contributed the largest portion of this growth. Product revenue increased $36.5 million, or 36.9%, compared to fiscal 2009. The increase in product revenue was driven by higher product sales volume across all regions. A greater mix of our high-end products and increased sales to enterprise and service provider customers contributed to a 79% increase in the number of $500,000+ deals in fiscal 2010 compared to fiscal 2009. Services revenue increased $32.9 million, or 23.6%, in fiscal 2010 compared to fiscal 2009 due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base and our increased focus on contract renewals. The growth in services revenue tends to lag growth in billings and product revenue due to amortization of revenue over the service period. The growth in ratable and other revenue was due to a slight decrease in the weighted-average service period as a result of a decrease in the average contractual term of support contracts for arrangements in which we recognized product and services revenue ratably.

Cost of revenue and gross margin

	Fiscal Year		$ Change	% Change
	2010	2009
	($ amounts in 000's)
Cost of revenue:
Product	51,944	42,166	9,778	23.2
Services	26,967	22,265	4,702	21.1
Ratable and other revenue	6,295	5,544	751	13.5
Total cost of revenue	85,206	69,975	15,231	21.8
Gross margin (%):
Product	61.6	57.3	4.3
Services	84.3	84.0	0.3
Ratable and other revenue	64.0	61.1	2.9
Total gross margin	73.8	72.2	1.6

Total gross margin increased 1.6 percentage points in fiscal 2010 primarily due to improved product margins in fiscal 2010 compared to fiscal 2009. Product gross margin increased 4.3 percentage points in fiscal 2010 compared to fiscal 2009 primarily due to a greater mix of our high-end products and the absence of asset acquisition related write-offs compared to a $2.4 million write-off in fiscal 2009. From time to time, we have experienced sales of previously reserved inventory. During fiscal 2010, we experienced a positive impact of 0.7 percentage points due to the sale of fully reserved inventory compared to a positive impact of 1.1 percentage points in fiscal 2009. Services gross margin was relatively flat as we continued to make investments in our support, professional services and FortiGuard global security research organizations to support the growing revenue base. Services cost increased by $4.7 million primarily due to a $2.9 million increase in cash-based personnel costs related to headcount increases. Travel, depreciation and other expenses increased a combined $0.8 million. In addition, occupancy-related costs increased $0.7 million and stock-based compensation increased $0.3 million. Ratable and other revenue gross margin increased 2.9 percentage points as a result of leverage achieved from cost reductions with respect to overhead.

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

Sales and marketing expense

Sales and marketing expense increased $15.7 million, or 16.3%, in fiscal 2010 compared to fiscal 2009 as we continued to increase our sales headcount in order to expand our global footprint. The increase consisted of cash-based personnel costs of $14.5 million as a result of increased headcount, a $1.3 million increase in travel as a result of our overall sales growth of 29% and particularly sales growth in the Americas of 34%, a $0.8 million increase in stock-based compensation expense, and a $0.2 million increase in professional services. These increases were partially offset by a $1.1 million decrease in marketing-related expenses. As a percentage of revenue, sales and marketing expenses decreased 3.7 percentage points due to the leverage we are achieving from the investment in our sales force during the past year, as evidenced by revenue growth of 29% exceeding sales and marketing expenses growth of 16%.

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

Interest income and other income (expense), net

	Fiscal Year		$ Change	% Change
	2010	2009
	($ amounts in 000's)
Interest income	1,815	1,981	(166)	(8.4)
Other income (expense), net	(815)	198	(1,013)	(511.6)

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

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011
	($ amounts in 000's, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	27,110	31,037	35,913	41,080	40,165	46,687	53,093	57,463
Services	38,625	40,964	44,527	47,930	48,686	52,671	57,835	61,076
Ratable and other revenue (1)	4,060	4,330	4,531	4,589	4,415	3,665	5,498	2,322
Total revenue	69,795	76,331	84,971	93,599	93,266	103,023	116,426	120,861
Cost of revenue:
Product (2)	11,314	11,822	13,263	15,545	14,075	16,591	20,606	21,929
Services (2)	6,468	6,818	6,565	7,116	7,781	8,596	9,438	9,671
Ratable and other revenue	1,593	1,525	1,615	1,562	1,560	1,371	1,095	886
Total cost of revenue	19,375	20,165	21,443	24,223	23,416	26,558	31,139	32,486
Total gross profit	50,420	56,166	63,528	69,376	69,850	76,465	85,287	88,375
Operating expenses:
Research and development (2)	11,934	12,676	12,389	12,802	14,421	15,942	16,834	16,379
Sales and marketing (2)	26,723	27,777	26,987	30,481	32,718	35,896	36,934	39,984
General and administrative (2)	5,059	5,933	5,993	5,395	5,266	5,848	5,359	5,492
Total operating expenses	43,716	46,386	45,369	48,678	52,405	57,686	59,127	61,855
Operating income	6,704	9,780	18,159	20,698	17,445	18,779	26,160	26,520
Interest income	268	399	514	634	793	863	904	963
Other income (expense), net	(250)	87	(402)	(250)	(95)	(207)	60	(112)
Income before income taxes	6,722	10,266	18,271	21,082	18,143	19,435	27,124	27,371
Provision for income taxes	2,504	3,397	4,254	4,941	4,556	4,941	9,207	10,877
Net income	4,218	6,869	14,017	16,141	13,587	14,494	17,917	16,494
Net income per share attributable to common stockholders (3):
Basic (4)	0.03	0.05	0.10	0.11	0.09	0.10	0.12	0.11
Diluted (4)	0.03	0.05	0.09	0.10	0.08	0.09	0.11	0.10
_______________________________________________

(1)
During the third quarter of fiscal 2011,we have changed the caption Ratable product and services on our consolidated statement of operations to Ratable and other revenue. We have made this change to reflect a $2.6 million sale of previously-acquired patents.

(2)	Includes stock-based compensation expense and patent settlement as follows:

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011
	($ amounts in 000's)
Cost of product revenue	24	26	26	25	22	43	64	54
Cost of services revenue	208	234	242	245	198	362	564	666
Research and development	554	587	600	598	453	985	1,516	1,737
Sales and marketing	866	897	1,017	1,030	1,900	1,681	2,708	3,036
General and administrative	496	520	549	571	497	799	882	848
Total stock-based compensation	2,148	2,264	2,434	2,469	3,070	3,870	5,734	6,341
Patent settlement	—	—	—	—	477	478	478	478
Total stock based compensation and patent settlement	2,148	2,264	2,434	2,469	3,547	4,348	6,212	6,819

_______________________________________________

(3)	See Note 7 to the Consolidated Financial Statements.

(4)
Effective June 1, 2011, we completed a two-for-one stock split of our outstanding common shares in the form of a stock dividend. In accordance with GAAP, all shares and per share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this stock split.

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect seasonality in the sale of our products, subscriptions and services. In general, a pattern of increased customer buying at year-end has positively impacted sales activity in the fourth quarter. In the first quarter we generally experience lower sequential billings and product revenues, which results in lower product revenue. Our product revenue in the third quarter can be negatively affected by reduced economic activity in Europe during the summer months. During fiscal 2011, the growth in the Americas during the third quarter more than offset the slight decline in Europe, but this may not always be the case. Similarly, our gross margins and operating income have been affected by these historical trends because expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past twelve quarters has increased sequentially in each quarter except the first quarter of 2011 which was essentially flat. Product revenue in all of the quarters of fiscal 2011 was higher as compared to the same periods in fiscal 2010, which we believe was due in part to the investments made in our sales organization, continued product innovation and improvements in overall corporate IT spending, as well as the adoption of the new revenue recognition rules in fiscal 2011.

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011
	($ amounts in 000's)
Consolidated Statements of Operations Data:
Revenue:
Product	27,110	31,037	35,913	41,080	40,165	46,687	53,093	57,463
Services	38,625	40,964	44,527	47,930	48,686	52,671	57,835	61,076
Ratable and other revenue	4,060	4,330	4,531	4,589	4,415	3,665	5,498	2,322
Total revenue	69,795	76,331	84,971	93,599	93,266	103,023	116,426	120,861
As a percentage of revenue:
Revenue (%):
Product	38.8	40.7	42.3	43.9	43.1	45.3	45.6	47.5
Services	55.3	53.7	52.4	51.2	52.2	51.1	49.7	50.6
Ratable and other revenue	5.9	5.6	5.3	4.9	4.7	3.6	4.7	1.9
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Quarterly Gross Margin Trend

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services. Product gross margin varies based on the types of products sold and the average selling prices of our products. Services gross margins have remained relatively consistent as we continue to invest in our support organizations at a rate slightly greater than the increase in service revenue.

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011
Gross Margin by Component of Revenue:
Gross margin (%):
Product	58.3	61.9	63.1	62.2	65.0	64.5	61.2	61.8
Services	83.3	83.4	85.3	85.2	84.0	83.7	83.7	84.2
Ratable and other revenue	60.8	64.8	64.4	66.0	64.7	62.6	80.1	61.8
Total gross margin	72.2	73.6	74.8	74.1	74.9	74.2	73.3	73.1

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011
Reconciliation of GAAP to non-GAAP gross margin:
GAAP Gross margin (%):	72.2	73.6	74.8	74.1	74.9	74.2	73.3	73.1
Stock-based compensation	0.4	0.3	0.3	0.3	0.2	0.4	0.5	0.6
Non-GAAP gross margin	72.6	73.9	75.1	74.4	75.1	74.6	73.8	73.7

Liquidity and Capital Resources

	As of Fiscal Year End
	2011	2010	2009
	($ amounts in 000's)
Cash and cash equivalents	71,990	66,859	212,458
Investments	466,697	320,601	47,856
Total cash, cash equivalents and investments	538,687	387,460	260,314

Working capital	256,706	201,776	161,652

	Fiscal Year
	2011	2010	2009
	($ amounts in 000's)
Cash provided by operating activities	132,842	103,383	61,971
Cash provided by (used in) investing activities	(166,826)	(283,710)	13,757
Cash provided by financing activities	39,797	34,019	78,049
Effect of exchange rates on cash and cash equivalents	(682)	709	2,110
Net increase (decrease) in cash and cash equivalents	5,131	(145,599)	155,887

At December 31, 2011, our cash, cash equivalents, and investments of $538.7 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, term deposits and U.S. government and agency debt securities. At December 31, 2011, $24.3 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Fiscal Year
	2011	2010	2009
	($ amounts in 000's)
Net income	62,492	41,245	60,179
Adjustments for non-cash charges (1)	18,712	16,593	(15,166)
Net income before non-cash charges	81,204	57,838	45,013
Increase in deferred revenue	42,177	50,701	30,313
Increase (decrease) in income tax payable and deferred tax assets, net	28,090	11,739	(6,996)
Increase in accounts payable and accrued liabilities, net	8,566	4,800	5,203
Increase in accrued payroll and compensation	4,773	5,465	630
(Increase) decrease in deferred cost of revenues	3,817	364	(1,063)
Increase in deferred settlement and other liabilities	—	—	—
Increase in accounts receivable	(23,246)	(17,784)	(8,508)
Increase in prepaid expenses and other assets, net	(6,505)	(3,794)	(609)
Increase in inventories	(6,034)	(5,946)	(2,012)
Net cash provided by operating activities	132,842	103,383	61,971
____________________

(1)
Non-cash charges primarily consist of stock-based compensation expense, depreciation and amortization, write-off of intangible assets, loss on disposal of fixed assets, amortization of investment premiums, excess tax benefit from employee stock option plans, and reversal of the valuation in fiscal 2009. For additional information regarding such non-cash charges, see our Consolidated Statements of Cash Flows in Part II, Item 8 of this

Annual Report on Form 10-K.

Operating Activities

In fiscal 2011, operating activities provided $132.8 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $62.5 million, increased by non-cash adjustments of $18.7 million and sources of cash of $87.4 million partially offset by uses of cash of $35.5 million. Non-cash adjustments consist of stock-based compensation expense of $19.0 million, amortization of investment premiums of $12.5 million, and depreciation and amortization of $7.0 million, partially offset by an excess tax benefit from employee stock option plans of $19.8 million. Sources of cash were related to a $42.2 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $28.1 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments, a $8.6 million increase in accrued liabilities and accounts payable related to timing of payments, a $4.7 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $3.8 million decrease in deferred cost of revenues, and a $0.0 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years. Uses of cash were related to a $23.2 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining flat (71 days), a $6.5 million increase in prepaid expenses and other assets, and a $6.0 million increase in inventory primarily to support new product releases combined with the overall growth of our business. Days sales outstanding is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily sales for the preceding 90 days.

In fiscal 2010, operating activities provided $103.4 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $41.2 million, increased by non-cash adjustments of $16.6 million and sources of cash of $73.1 million, partially offset by uses of cash of $27.5 million. Non-cash adjustments consist of stock-based compensation expense of $9.3 million, amortization of investment premiums of $7.3 million, and depreciation and amortization of $5.7 million, partially offset by an excess tax benefit from employee stock option plans of $5.7 million. Sources of cash were related to a $50.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, an $11.7 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments (cash paid for taxes was $2.5 million), a $5.5 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $4.8 million increase in accrued liabilities and accounts payable related to timing of payments, and a $0.4 million decrease in deferred cost of revenues. Uses of cash were related to a $17.8 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining flat (70 days), a $5.9 million increase in inventory primarily to support new product releases in the latter part of the year combined with the overall growth of our business, and a $3.8 million increase in prepaid expenses and other assets.

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

Investing Activities

In fiscal 2011, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $166.8 million of cash used by investing activities was due to net purchases of investments of $160.6 million, $3.6 million used for capital expenditures, and $2.6 million used for the purchase of TalkSwitch.

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

Financing Activities

In fiscal 2011, our financing activities resulted in net cash provided of $39.8 million as a result of receiving proceeds of $20.0 million from the exercise of stock options to purchase our common stock and an excess tax benefit from employee stock option plans of $19.8 million related to option exercises.

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

In fiscal 2009, our financing activities resulted in net cash provided of $78.0 million as a result of receiving proceeds of $91.5 million, net of issuance costs paid of $3.3 million, from the sale of common stock in connection with our initial public offering in November 2009. In addition, we received proceeds of $4.0 million from the exercise of stock options and warrants to purchase our common stock and had an excess tax benefit from employee stock option plans of $1.6 million, all partially offset by $15.8 million related to the repurchase of our preferred and common stock in the first half of fiscal 2009.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013 - 2014	2015 - 2016
	($ amounts in 000's)
Operating leases (1)	16,665	7,308	7,753	1,604
Purchase commitments (2)	25,993	25,993	—	—
Total (3)	42,658	33,301	7,753	1,604
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
No amounts related to ASC 740-10 are included. As of December 31, 2011, we had approximately $19.1 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2011, 2010 and 2009, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2011, 2010 and 2009 would have resulted in a decrease in our interest income of approximately $0.4 million, $0.2 million and $0.2 million, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar (CAD), Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). To help protect against significant fluctuations in the value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in EUR, GBP, and CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions, and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We account for our hedges under ASC 815 Derivatives and Hedging. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other income (expense), net in the consolidated statement of operations. We recognized an expense of $0.4 million in other income (expense), net in fiscal 2011 due to foreign currency transaction losses.

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
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2011and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended December 31, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board's Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2012

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,990	$66,859
Short-term investments	318,283	246,651
Accounts receivable, net of allowance for doubtful accounts of $336 and $303 at December 31, 2011 and December 31, 2010, respectively	95,522	72,336
Inventory	16,249	13,517
Deferred tax asset	7,578	8,158
Prepaid expenses and other current assets	11,808	8,849
Deferred cost of revenues	2,140	3,788
Total current assets	523,570	420,158
PROPERTY AND EQUIPMENT—Net	7,966	7,056
DEFERRED TAX ASSET—Non-current	46,523	37,443
DEFERRED COST OF REVENUES	3,375	5,543
LONG-TERM INVESTMENTS	148,414	73,950
OTHER ASSETS	4,899	1,272
TOTAL ASSETS	$734,747	$545,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,768	$12,761
Accrued liabilities	15,971	16,303
Accrued payroll and compensation	24,197	19,670
Deferred revenue	206,928	169,648
Total current liabilities	266,864	218,382
DEFERRED REVENUE—Non-current	87,905	82,983
OTHER NON-CURRENT LIABILITIES	21,624	11,603
Total liabilities	376,393	312,968
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 156,401 and 150,172 shares issued and 154,992 and 148,763 shares outstanding at December 31, 2011 and December 31, 2010, respectively	156	150
Additional paid-in-capital	317,026	251,845
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	402	2,181
Retained earnings (accumulated deficit)	43,765	(18,727)
Total stockholders’ equity	358,354	232,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,747	$545,422
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2011	2010	2009
REVENUE:
Product	$197,408	$135,140	$98,686
Services	220,268	172,046	139,172
Ratable and other revenue	15,900	17,510	14,257
Total revenue	433,576	324,696	252,115
COST OF REVENUE:
Product	73,201	51,944	42,166
Services	35,486	26,967	22,265
Ratable and other revenue	4,911	6,295	5,544
Total cost of revenue	113,598	85,206	69,975
GROSS PROFIT:
Product	124,207	83,196	56,520
Services	184,782	145,079	116,907
Ratable and other revenue	10,989	11,215	8,713
Total gross profit	319,978	239,490	182,140
OPERATING EXPENSES:
Research and development	63,577	49,801	42,195
Sales and marketing	145,532	111,968	96,291
General and administrative	21,965	22,380	18,320
Total operating expenses	231,074	184,149	156,806
OPERATING INCOME	88,904	55,341	25,334
INTEREST INCOME	3,523	1,815	1,981
OTHER INCOME (EXPENSE)—Net	(354)	(815)	198
INCOME BEFORE INCOME TAXES	92,073	56,341	27,513
PROVISION FOR (BENEFIT FROM) INCOME TAXES	29,581	15,096	(32,666)
NET INCOME	$62,492	$41,245	$60,179
Net income per share attributable to common stockholders (Note 7):
Basic	$0.41	0.29	0.97
Diluted	$0.38	0.26	0.39
Weighted-average shares outstanding:
Basic	152,581	140,726	52,668
Diluted	163,781	156,406	130,438
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009
(in thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 28, 2008	80,960	94,368	41,440	41	—	—	20,813	(300)	(120,151)	(5,229)
Repurchase of convertible preferred shares	(6,008)	(3,183)	—	—	—	—	(9,585)	—	—	(12,768)
Repurchase of common shares	—	—	—	—	(1,409)	(2,995)	—	—	—	(2,995)
Convertible preferred shares converted to common shares in connection with initial public offering	(74,952)	(91,185)	74,952	75	—	—	91,110	—	—	—
Proceeds from initial public offering, net of issuance costs	—	—	15,314	15	—	—	87,373	—	—	87,388
Exercise of warrants	—	—	300	1	—	—	1,875	—	—	1,876
Exercise of stock options	—	—	2,828	3	—	—	2,692	—	—	2,695
Proceeds from issuance of common stock	—	—	200	—	—	—	162	—	—	162
Warrants issued	—	—	—	—	—		725	—	—	725
Stock-based compensation	—	—	—	—	—	—	7,461	—	—	7,461
Income tax benefit from employee stock option plans	—	—	—	—	—	—	1,574	—	—	1,574
Net unrealized gain on investments—net of taxes	—	—	—	—	—	—	—	(33)	—	(33)	$(33)
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	1,417	—	1,417	1,417
Net income	—	—	—	—	—	—	—	—	60,179	60,179	60,179
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$61,563
BALANCE—December 31, 2009	—	—	135,034	135	(1,409)	(2,995)	204,200	1,084	(59,972)	142,452
Exercise of stock options and warrants	—	—	15,138	15	—	—	29,094	—	—	29,109
Stock-based compensation	—	—	—	—	—	—	9,315	—	—	9,315
Income tax benefit from employee stock option plans	—	—	—	—	—	—	9,235	—	—	9,235
Net unrealized gain on investments - net of taxes	—	—	—	—	—	—	—	98	—	98	98
Net unrealized gain on derivatives qualifying as cash flow hedges								74		74	74
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	925	—	925	925
Net income	—	—	—	—	—	—	—	—	41,245	41,245	41,245
Comprehensive income	—	—	—	—	—	—	—	—	—	—	$42,342
BALANCE—December 31, 2010	—	$—	150,172	$150	(1,409)	$(2,995)	$251,844	$2,181	$(18,727)	$232,453
Exercise of stock options	—	—	6,229	6	—	—	19,962	—	—	19,968
Stock-based compensation	—	—	—	—	—	—	19,015	—	—	19,015
Income tax benefit from employee stock option plans	—	—	—	—	—	—	26,205	—	—	26,205
Net unrealized loss on investments - net of taxes	—	—	—	—	—	—	—	(1,153)	—	(1,153)	(1,153)
Net unrealized loss on derivatives qualifying as cash flow hedges	—	—	—	—	—	—	—	(74)	—	(74)	(74)
Net change in cumulative translation adjustments	—	—	—	—	—	—	—	(552)	—	(552)	(552)
Net income	—	—	—	—	—	—	—	—	62,492	62,492	62,492
Comprehensive income	—	—	—	—	—	—	—	—	—	—	60,713
BALANCE—December 31, 2011	—	$—	156,401	$156	(1,409)	$(2,995)	$317,026	$402	$43,765	$358,354
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,492	$41,245	$60,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,989	5,696	5,935
Write-off of intangible assets	—	—	2,387
Loss on disposal of fixed assets	22	14	—
Amortization of investment premiums, net of discounts	12,515	7,349	836
Stock-based compensation	19,015	9,315	7,461
Excess tax benefit from employee stock option plans	(19,829)	(5,781)	(1,574)
Income tax benefit from release of valuation allowance	—	—	(30,211)
Changes in operating assets and liabilities:
Accounts receivable—net	(23,246)	(17,784)	(8,508)
Inventory	(6,034)	(5,946)	(2,012)
Deferred tax assets	(7,874)	(4,278)	(9,578)
Prepaid expenses and other current assets	(4,565)	(3,849)	(190)
Deferred cost of revenues	3,817	364	(1,063)
Other assets	(1,940)	55	(419)
Accounts payable	6,801	2,437	3,046
Accrued liabilities	1,765	2,363	2,157
Accrued payroll and compensation	4,773	5,465	630
Deferred revenue	42,177	50,701	30,313
Income taxes payable	35,964	16,017	2,582
Net cash provided by operating activities	132,842	103,383	61,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(516,906)	(416,376)	(137,231)
Maturities and sales of investments	356,327	136,380	156,126
Purchase of property and equipment	(3,624)	(3,776)	(4,589)
Payments made in connection with acquisition, net	(2,623)	—	(549)
Change in restricted cash	—	62	—
Net cash provided by (used in) investing activities	(166,826)	(283,710)	13,757
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	19,968	29,110	3,978
Proceeds from initial public offering	—	—	91,565
Offering costs paid in connection with initial public offering	—	(872)	(3,305)
Repurchase of convertible preferred shares	—	—	(12,768)
Repurchase of common shares	—	—	(2,995)
Excess tax benefit from employee stock option plans	19,829	5,781	1,574
Net cash provided by financing activities	39,797	34,019	78,049
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(682)	709	2,110
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,131	(145,599)	155,887
CASH AND CASH EQUIVALENTS—Beginning of year	66,859	212,458	56,571
CASH AND CASH EQUIVALENTS—End of year	$71,990	$66,859	$212,458
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for taxes	$(305)	$2,483	$4,746
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$440	$135	$849
Accrued offering costs not yet paid	$—	$—	$872
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and UTM network security solutions to enterprises, service providers and governmental entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, application control, antivirus, intrusion prevention, web filtering, antispam and WAN acceleration.

Basis of Presentation and Preparation—The consolidated financial statements include the accounts of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”). All intercompany transactions and balances have been eliminated in consolidation. Beginning 2005 fiscal year, we adopted a 52- to 53-week year ending on the Sunday closest to December 31 of each year. Commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our 2009 fiscal year ended on December 31, 2009. Fiscal 2011, 2010 and 2009 were comprised of 365 days, 365 days and 368 days, respectively.

Effective June 1, 2011, we completed a two-for-one stock split of our outstanding common shares in the form of a stock dividend. All shares and per share information referenced throughout the consolidated financial statements have been retroactively adjusted to reflect this stock split.

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

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, the timing and success of new product and service introductions by us or our competitors, price and sales competition and our ability to adapt to changing market conditions and dynamics such as changes in end-customer, distributor or reseller requirements or market needs, changes in expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, seasonality, failure of our channel partners to perform or other disruption in our channel, the quality of our products and services and the market perception of our response to new viruses or security breaches, general economic conditions, challenges in doing business outside of the United States of America, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors (Note 9), product obsolescence, and our ability to attract and retain qualified employees.

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

At December 31, 2011 and December 31, 2010, no single customer accounted for more than 10% of net accounts receivable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

During fiscal 2011 and 2010, no single customer accounted for more than 10% of total net revenues. During fiscal 2009, one customer accounted for 12% of total net revenues.

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

Comprehensive Income (Loss)—ASC 220 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and unrealized gains and losses on derivatives are included in comprehensive income in stockholders' equity.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains (losses) of $(0.4) million, $(0.8) million and $0.1 million, are included in other income (expense), net for fiscal 2011, 2010 and 2009, respectively.

Cash, Cash Equivalents and Available-for-sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of cash on-hand, balances with banks, and highly liquid investments in money market funds, commercial paper, and certificates of deposit.

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

Deferred Cost of Revenues—Deferred cost of revenues represent the unamortized cost of products associated with services and ratable and other revenue, which is based upon the actual cost of the hardware sold and is recognized over the service periods of the arrangements. Deferred cost of revenue associated with short-term deferred revenue is classified as short-term and deferred cost of revenue associated with long-term deferred revenue is classified as long-term.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

Stock-Based Compensation—We apply ASC 718 to our stock option grants and stock purchase rights, which requires compensation expense related to share-based transactions, including employee stock options and stock purchase rights under our ESPP, to be measured and recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model.

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

Revenue Recognition—In October 2009, the FASB amended the ASC as summarized in ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, TPE, and the BESP. If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after December 31, 2010. The adoption of ASU 2009-13 and ASU 2009-14, increased revenues $20.0 million for fiscal 2011. The increase was primarily due to certain product revenue, which can now be recognized upon shipment, but would have been deferred under the previous revenue recognition rules. We expect the adoption of ASU 2009-13 and ASU 2009-14 to have an impact on future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product, therefore, our hardware appliances are considered non-software deliverables and are no longer within the scope of ASC 985-605.

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
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. We also recognize revenue upon sell-through for distributor agreements that allow for rights of return. Such returns are estimated and recorded as a reduction to revenue. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Accrued warranty activities are summarized as follows ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Fiscal Year
	2011	2010	2009
Accrued warranty balance—beginning of the period	1,878	2,257	2,882
Warranty costs incurred	(1,778)	(1,337)	(1,502)
Provision for warranty for the year	2,103	1,069	1,169
Accruals related to changes in estimates	379	(111)	(292)
Accrued warranty balance—end of the period	2,582	1,878	2,257

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of December 31, 2011 was (amounts in 000's):

	Buy/Sell	Notional
To hedge balance sheet accounts:
Currency
EUR	Buy	5,526
GBP	Buy	1,545
CAD	Buy	12,000

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012 and should be applied prospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000's):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	38,900	10	(2)	38,908
Corporate debt securities	339,110	219	(1,832)	337,497
Commercial paper	51,025	7	(5)	51,027
Municipal bonds	20,473	36	(5)	20,504
Certificates of deposit and term deposits	18,762	1	(2)	18,761
Total	468,270	273	(1,846)	466,697

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	51,989	—	(46)	51,943
Corporate debt securities	213,237	159	—	213,396
Commercial paper	38,914	5	—	38,919
Municipal bonds	11,069	11	—	11,080
Certificates of deposit and term deposits	5,263	—	—	5,263
Total	320,472	175	(46)	320,601

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 ($ amounts in 000's):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	10,996	(2)	—	—	10,996	(2)
Corporate debt securities	258,159	(1,832)	—	—	258,159	(1,832)
Commercial paper	9,279	(5)	—	—	9,279	(5)
Municipal bonds	8,067	(5)	—	—	8,067	(5)
Certificates of deposit and term deposits	7,499	(2)	—	—	7,499	(2)
Total available-for-sale securities	294,000	(1,846)	—	—	294,000	(1,846)

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

The contractual maturities of our investments are as follows ($ amounts in 000's)

	December 31, 2011	December 31, 2010
Due within one year	318,283	246,651
Due after one year	148,414	73,950
Total	466,697	320,601

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

Level 3—Unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

We measure the fair value of money market funds using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data.

We classify investments within Level 1 if quoted prices are available in active markets for identical securities.

We classify items within Level 2 if the investments are valued using model driven valuations using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

The following table presents the fair value of our financial assets as of December 31, 2011 and December 31, 2010 using the ASC 820 input categories:

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31, 2011			December 31, 2010
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	38,908	—	38,908	51,943	—	51,943
Corporate debt securities	337,497	—	337,497	213,396	—	213,396
Commercial paper	64,890	—	64,890	52,415	—	52,415
Municipal bonds	20,504	—	20,504	11,080	—	11,080
Certificates of deposit and term deposits	18,761	—	18,761	5,263	—	5,263
Money market funds	31,438	31,438	—	7,078	7,078	—
Foreign currency contracts	—	—	—	74	—	74
Total	511,998	31,438	480,560	341,249	7,078	334,171
Reported as:
Cash equivalents	45,301			20,574
Short-term investments	318,283			246,651
Prepaid expenses and other current assets	—			74
Long-term investments	148,414			73,950
Total	511,998			341,249

Subsequent to the issuance of the 2010 consolidated financial statements, we determined that $5.3 million of term deposits classified as Level 1 investments as of December 31, 2010 should have been classified as Level 2 as these investments are not actively traded. Accordingly, we have corrected the classification of term deposits from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2010.

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of December 31, 2011 and December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2011.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	December 31, 2011	December 31, 2010
Raw materials	3,447	2,593
Finished goods	12,802	10,924
Inventory	16,249	13,517

4. PROPERTY AND EQUIPMENT—Net
Property and equipment consisted of the following ($ amounts in 000's):

	December 31, 2011	December 31, 2010
Evaluation units	13,912	10,607
Computer equipment and software	12,219	9,561
Furniture and fixtures	1,307	1,087
Leasehold improvements and tooling	4,381	4,548
Total property and equipment	31,819	25,803
Less: accumulated depreciation	(23,853)	(18,747)
Property and equipment—net	7,966	7,056

Depreciation expense was $7.0 million, $5.7 million and $5.0 million in 2011, 2010 and 2009, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

5. ACQUISITIONS

On April 6, 2011, we completed the acquisition of TalkSwitch Corp. (TalkSwitch), a privately held company that provides voice over IP phone system technology, for a cash payment of $2.6 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to TalkSwitch tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of approximately $0.9 million and liabilities of $0.1 million and purchased identifiable intangible assets of approximately $1.8 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized on a straight-line basis over three years. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

6. INTANGIBLE ASSETS

The following table presents the detail of our existing intangible assets with definite lives included in other assets as of December 31, 2011 ($ amounts in 000's):

	Gross	Accumulated Amortization	Net
Existing intangibles	1,772	394	1,378

Amortization expense, for the nine months post acquisition, was $0.4 million in fiscal 2011. The following table summarizes estimated future amortization expense of purchased intangible assets with definite lives for the future fiscal year ($ amounts in 000's):

Amount
Fiscal Years:
2012	563
2013	611
2014	204
Total	1,378

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

Net income per share information for fiscal 2009 gives effect to the repurchase of convertible preferred shares (Note 10). The excess of the fair value of the consideration paid for such preferred stock over the carrying value of the preferred stock represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to the holders of preferred stock in the computation of income per share. As a result, the premium paid is subtracted from net income attributable to common stockholders in determining income per share.

In November 2009, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. For periods that ended prior to such conversion, net income per share information is computed using the two-class method. The convertible preferred shares were entitled to receive annual non-cumulative dividends of $0.02, $0.05, $0.12, $0.12 and $0.30 per share for Series A, B, C, D, and E, respectively, payable prior and in preference to holders of common stock. After the payment of such dividends, convertible preferred shares were further entitled to receive a proportionate amount of any dividends paid on common stock on an if-converted basis. As a result of such dividend rights, the

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

convertible preferred shares are considered to be participating securities. Under the two-class method of computing income per share, net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows ($ and share amounts in 000's, except per share amounts):

	Fiscal Year
	2011	2010	2009
Numerator:
Net income	62,492	41,245	60,179
Premium paid on repurchase of convertible preferred shares	—	—	(9,266)
Net income attributable to common stockholders-basic and diluted	62,492	41,245	50,913

Denominator:
Basic shares:
Weighted-average common shares outstanding-basic	152,581	140,726	52,668
Diluted shares:
Weighted-average common shares outstanding-basic	152,581	140,726	52,668
Effect of potentially dilutive securities:
Employee stock options	11,200	15,524	11,742
Employee stock purchase rights	—	—	—
Warrants to purchase common stock	—	156	38
Convertible preferred stock	—	—	65,990
Weighted-average shares used to compute diluted net income per share	163,781	156,406	130,438
Net income per share attributable to common stockholders:
Basic	0.41	0.29	0.97
Diluted	0.38	0.26	0.39

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

The following weighted-average outstanding shares of options and employee stock purchase rights were excluded from the computation of diluted net income per common share applicable to common stockholders for the periods presented, as their effect would have been antidilutive (in 000's):

	Fiscal Year
	2011	2010	2009
Options to purchase common stock	3,893	3,006	9,168
Employee stock purchase rights	122	—	—

8. DEFERRED REVENUES

Deferred revenues consisted of the following ($ amounts in 000's):

	December 31, 2011	December 31, 2010
Product	5,817	4,466
Services	272,843	219,022
Ratable and other revenue	16,173	29,143
Total deferred revenue	294,833	252,631
Reported As:
Short-term	206,928	169,648
Long-term	87,905	82,983
Total deferred revenue	294,833	252,631

9. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease our facilities under various noncancelable operating leases, which expire through the year 2015. Rent expense was $8.2 million, $7.0 million and $6.1 million for fiscal 2011, 2010 and 2009, respectively. Rent expense is recognized using the straight-line method over the term of the lease. The aggregate future noncancelable minimum rental payments on operating leases as of December 31, 2011 are as follows ($ amounts in 000's):

Rental Payment
Fiscal Years:
2012	7,308
2013	4,712
2014	3,041
2015	1,604
Total	16,665

Contract Manufacturer Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2011, we had $26.0 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Litigation—In August 2009, Trend Micro filed a complaint against us in the Superior Court of the State of California for Santa Clara County alleging breach of contract and seeking a declaratory judgment that we are obligated to make certain royalty payments to Trend Micro pursuant to a settlement and license agreement entered into in January 2006. In December 2011, we entered into a settlement agreement with Trend Micro resolving the dispute for a one-time payment of $9.0 million.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

The settlement agreement includes a fully paid license to the patents subject to the prior patent license agreement with no continuing obligation to pay royalties for those patents. We had previously accrued a liability of $7.2 million as of the date of the settlement of our litigation with Trend Micro. The remaining $1.8 million was recorded as a prepaid asset as of December 31, 2011, which is being expensed as Cost of revenue over the remaining term of the related patents of four years.

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

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, in the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss may be incurred.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

10. STOCKHOLDERS’ EQUITY

Common Shares Reserved for Issuance—At December 31, 2011, we had reserved 46,789,659 common shares for issuance.

Stock Repurchase—While we were a privately-held company, during the first six months of fiscal 2009, our Board of Directors approved a stock repurchase authorization. This repurchase authorization allowed us to repurchase up to $20.0 million of our convertible preferred and common stock at $4.25 per share through June 17, 2009. This repurchase authorization expressly excluded our board members and senior management. We repurchased 1,409,264 shares of common stock and 6,008,330 shares of convertible preferred stock for a total consideration of $15.7 million in fiscal 2009.

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
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15.0% of employees' compensation for each purchase period at purchase prices equal to 85.0% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. The first offering period under the ESPP began on August 15, 2011 and ends on February 14, 2012. At December 31, 2011, 8,000,000 shares were authorized and available for issuance.

Stock-based compensation under ASC 718—Stock-based compensation is accounted for in accordance with ASC 718, which requires compensation costs related to share-based transactions, including employee stock options and stock purchase rights, to be recognized in the financial statements based on fair value. Under ASC 718, the fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. We determined weighted-average valuation assumptions as follows:

Valuation method—We estimate the fair value of stock options granted using the Black-Scholes valuation model.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available under ASC 718-10.

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

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Fiscal Year
	2011	2010	2009
Expected term in years	4.1 – 4.6	4.6	4.5 – 4.6
Volatility (%)	40 – 57	38 – 43	43 – 52
Risk-free interest rate (%)	0.6 – 2.0	1.1 – 2.4	1.3 – 2.3
Dividend rate (%)	—	—	—

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Fiscal Year
	2011	2010	2009
Cost of product revenue	183	101	102
Cost of services revenue	1,790	929	658
Research and development	4,691	2,339	1,963
Sales and marketing	9,325	3,810	3,020
General and administrative	3,026	2,136	1,718
Total stock-based compensation	19,015	9,315	7,461

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 28, 2008 (18,250 shares were vested at a weighted-average exercise price of $1.13 per share)	10,095	31,466	2.06
Additional shares authorized	13,774	—	—
Granted (weighted-average fair value of $1.43 per share)	(8,406)	8,406	4.00
Forfeited	2,634	(2,634)	3.36
Exercised (aggregate intrinsic value of $10,490)	—	(2,828)	0.96
Balance—December 31, 2009 (20,504 shares were vested at a weighted-average exercise price of $1.66 per share)	18,097	34,410	2.53
Granted (weighted-average fair value of $3.59 per share)	(4,832)	4,832	9.70
Forfeited	1,825	(1,825)	5.56
Exercised (aggregate intrinsic value of $117,934)	—	(14,928)	1.95
Balance—December 31, 2010	15,090	22,489	4.21
Additional shares authorized	7,438	—	—
Granted (weighted-average fair value of $8.10 per share)	(6,526)	6,526	21.05
Forfeited	1,397	(1,397)	11.79
Exercised (aggregate intrinsic value of $113,590)	—	(6,229)	3.21
Balance—December 31, 2011	17,399	21,389	9.14
Options vested and expected to vest—December 31, 2011		20,394	8.90	4.77	265,552
Options exercisable—December 31, 2011		10,953	3.57	4.16	199,766

At December 31, 2011, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $53.0 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 3.0 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The total fair value of awards vested under our stock plans was $11.8 million, $8.5 million and $5.5 million for fiscal 2011, 2010 and 2009, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

Additional information regarding options outstanding as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
0.08–1.20	3,064	3.17	0.81	3,064	0.81
3.72–4.65	8,724	3.70	3.76	6,696	3.75
5.50–6.25	262	4.82	5.61	97	5.65
8.43–8.99	2,770	5.26	8.58	908	8.55
15.28	581	5.85	15.28	114	15.28
20.12–23.96	5,988	6.36	21.07	74	20.23
	21,389			10,953

Employee Stock Purchase Plan—During fiscal 2011, compensation expense recognized in connection with the ESPP was $1.6 million. The following table summarizes the weighted-average assumptions relating to our ESPP during fiscal 2011 as follows:

Expected term in years	0.5
Volatility (%)	59.9
Risk-free interest rate (%)	0.07
Dividend rate (%)	—
Estimated fair value ($)	6.56

12. INCOME TAXES

The pre-tax income for the periods ended is as follows ($ amounts in 000's):

	December 31, 2011	December 31, 2010	December 31, 2009
Domestic	85,411	50,556	22,667
Foreign	6,662	5,785	4,846
Total Pre-Tax Income	92,073	56,341	27,513

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

The provision for income taxes for the years ended is as follows ($ amounts in 000's):

	December 31, 2011	December 31, 2010	December 31, 2009
Current:
Federal	34,856	10,633	4,882
State	2,785	(82)	1,003
Foreign	1,402	9,298	1,173
Total current	39,043	19,849	7,058
Deferred:
Federal	(9,326)	(4,119)	(35,331)
State	(136)	(626)	(3,850)
Foreign	—	(8)	(543)
Total deferred	(9,462)	(4,753)	(39,724)
Provision for (benefit from) income taxes	29,581	15,096	(32,666)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows ($ amounts in 000's):

	December 31, 2011	December 31, 2010	December 31, 2009
Tax at federal statutory tax rate	32,225	19,719	9,629
Stock-based compensation expense	(2,457)	(2,308)	1,311
State taxes—net of federal benefit	2,222	(1,098)	821
Research and development credit	(887)	(948)	(356)
Foreign income taxed at different rates	(929)	(1,066)	(1,064)
Other	(593)	797	1,202
Change in valuation allowance	—	—	(44,209)
Total provision for income taxes	29,581	15,096	(32,666)

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. Due to this, our income taxes payable have been reduced by the tax benefits from employee stock plan awards. The income tax benefits for fiscal 2011, 2010 and 2009 associated with dispositions from employee stock transactions of $26.2 million, $9.3 million and $1.3 million, respectively, were recognized as additional paid-in capital.

As of December 31, 2011, we did not recognize deferred tax assets relating to excess tax benefits for stock-based compensation deductions of $5.5 million and $1.1 million, which related to California net operating losses and California tax credits, respectively. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in-capital when realized through a reduction in income taxes payable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of each of the years ended are presented below ($ amount in 000's):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforward	1,830	1,920
Deferred revenue	31,234	25,173
Nondeductible reserves and accruals	13,699	10,990
Depreciation and amortization	684	2,029
General business credit carryforward	396	1,243
Stock-based compensation	6,247	4,225
Other	12	21
Total deferred tax assets	54,102	45,601

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

As of December 31, 2011, we had various state net operating loss carryforwards of approximately $37.3 million. These state net operating loss carryforwards begin to expire in the year 2012. The state tax authorities impose significant restrictions on the utilization of net operating loss tax credit carryforwards. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to limitations if equity transactions occur that would result in a change of ownership. As of December 31, 2011, we have tax credit carryforwards available to offset our future state taxes of approximately $1.6 million. The state credits carry forward indefinitely.

The Company's policy with respect to its undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2011 we have not recorded U.S. income tax on approximately $24.3 million of foreign earnings that are deemed to be permanently reinvested overseas.

At December 31, 2011, we had $19.3 million of unrecognized tax benefits, of which, if recognized, $18.5 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2011, accrued interest and penalties were $0.6 million. As of December 31, 2010, accrued interest and penalties were $0.2 million.

The aggregate changes in the balance of unrecognized tax benefits are as follows ($ amounts in 000's):

	Fiscal Year
	2011	2010	2009
Balance, beginning of year	12,083	3,387	1,952
Increases for tax positions related to the current year	9,049	8,696	440
Increases (decreases) for tax positions related to the prior year	(1,863)	—	995
Balance, end of year	19,269	12,083	3,387

As of December 31, 2011 and December 31, 2010, $19.1 million and $11.2 million, respectively, of the amounts reflected above were recorded as a liability and included in other non-current liabilities in our consolidated balance sheet.

As of December 31, 2011, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. As we have net operating loss carryforwards for the U.S. Federal and state jurisdictions, the statute of limitations is open for all tax years. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2006.

13. EMPLOYEE BENEFIT PLAN

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for the calendar year 2011). In Canada, we have established a Group Registered Retirement Savings Plan program (the "RRSP Plan") which permits participants to make tax deductible contributions up to the maximum RRSP contribution limits under the Income Tax Act. As of January 1, 2011, our board of directors approved 50.0% matching contributions on employee contributions, up to 4.0% of the employee's eligible earnings. Our matching contributions to the RRSP and 401(k) Plans for fiscal 2011 was $1.5 million.

14. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During fiscal 2009, we paid compensation of $166,000 to two employees who are directly related to a former board member. This individual ceased being a board member as of October 2009.

In February 2008, we entered into a 23-month non-cancelable facility lease agreement, determined to be an arm's length transaction, with an entity affiliated with one of our former board members. During fiscal 2009, we paid $917,000 for office rent and operating expenses. The lease expired on December 31, 2009.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2011, DECEMBER 31, 2010 AND DECEMBER 31, 2009

15. SEGMENT INFORMATION

ASC 280, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000's):

	Fiscal Year
Revenue	2011	2010	2009
Americas:
United States	120,456	92,097	73,172
Other Americas	52,038	31,864	19,449
	172,494	123,961	92,621
EMEA	152,385	121,604	95,886
APAC	108,697	79,131	63,608
Total revenue	433,576	324,696	252,115

Property and Equipment	December 31, 2011	December 31, 2010
Americas:
United States	2,225	1,639
Canada	4,062	3,933
Other Americas	33	13
	6,320	5,585
EMEA	805	616
APAC	841	855
Total property and equipment—net	7,966	7,056

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2011, of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the Company's method for recognizing revenue for multiple element arrangements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2012

ITEM 9B.     Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to Fortinet’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Fortinet, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year
	2011	2010	2009
	($ amounts in 000's)
Allowance for Doubtful Accounts:
Beginning balance	303	367	318
Charged to costs and expenses	159	8	161
Bad debt write-offs	(126)	(72)	(112)
Ending balance	336	303	367

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

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

Signature	Title	Date

/s/ Ken Xie	President, Chief Executive Officer and Director	February 27, 2012
Ken Xie	(Principal Executive Officer)

/s/ Ken Goldman	Chief Financial Officer	February 27, 2012
Ken Goldman	(Principal Financial and Accounting Officer)

/s/ Michael Xie	Chief Technical Officer and Director	February 27, 2012
Michael Xie

/s/ Pehong Chen	Director	February 27, 2012
Pehong Chen

/s/ Hong Liang Lu	Director	February 27, 2012
Hong Liang Lu

/s/ Greg Myers	Director	February 27, 2012
Greg Myers

/s/ Christopher B. Paisley	Director	February 27, 2012
Christopher B. Paisley

/s/ John Walecka	Non-Executive Chairman of the Board and Director	February 27, 2012
John Walecka

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

3.2	Amended and Restated Bylaws	Current Report on Form 8-K	January 25, 2012

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.5†*	Forms of stock option agreement under 2009 Equity Incentive Plan

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.9†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.11†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.12†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.13	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

10.14	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K	June 23, 2011

21.1	List of subsidiaries	Registration Statement on Form S-l, as amended (File No. 001-34511)	August 10, 2009

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.