Form 10-K/A
period 2011-12-31
FORTINET INC
filed 2012-03-28
CIK 1262039

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

EXPLANATORY NOTE

Fortinet, Inc. is filing this Amendment No. 1 (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities Exchange Commission ("SEC") on February 28, 2012, (the "Form 10-K"), for the sole purpose of furnishing the Interactive Data as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2011
Table of Contents

			Page

		Part IV

Item 15.		Exhibits, Financial Statement Schedules	6
	(a) and (c).	Documents filed as part of this Form 10-K/A:
1.
Financial Statements: The information concerning Fortinet's financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) to be included in our Annual Report on Form 10-K is incorporated by reference herein to the section of the Form 10-K in Item 8, titled "Financial Statements and Supplementary Data."

2.
Financial Statement Schedule: The financial statement schedule of Fortinet, Inc. for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, that is required to be included in our Annual Report on Form 10-K by this Item 15(a)(2) is included in the Form 10-K and incorporated by reference herein.

	(b).	See the Exhibit Index included herewith and incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2012.

FORTINET, INC.

By:	/s/ Ken Goldman
Ken Goldman
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

3.2	Amended and Restated Bylaws	Current Report on Form 8-K	January 25, 2012

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.5†*	Forms of stock option agreement under 2009 Equity Incentive Plan

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.9†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.11†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.12†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009

10.13	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K	January 26, 2010

10.14	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K	June 23, 2011

21.1	List of subsidiaries	Registration Statement on Form S-l, as amended (File No. 001-34511)	August 10, 2009

23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K	February 28, 2012

24.1	Power of Attorney	Annual Report on Form 10-K	February 28, 2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K	February 28, 2012
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K	February 28, 2012
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Annual Report on Form 10-K	February 28, 2012

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document
101.INS**	XBRL Instance Document
________________________________

† Indicates management compensatory plan, contract or arrangement.
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