Form 10-Q
period 2012-03-31
FORTINET INC
filed 2012-05-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer	[x]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No   [x]

As of April 27, 2012, there were 157,322,947 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

Part I

ITEM 1.	Financial Statements
FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,783	$71,990
Short-term investments	353,287	318,283
Accounts receivable, net of allowance for doubtful accounts of $316 and $336 at March 31, 2012 and December 31, 2011, respectively	84,759	95,522
Inventory	17,959	16,249
Deferred tax assets	6,963	7,578
Prepaid expenses and other current assets	13,749	13,948
Total current assets	551,500	523,570
PROPERTY AND EQUIPMENT—Net	9,560	7,966
DEFERRED TAX ASSETS—Non-current	46,523	46,523
LONG-TERM INVESTMENTS	172,236	148,414
OTHER ASSETS	8,625	8,274
TOTAL ASSETS	$788,444	$734,747

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,764	$19,768
Accrued liabilities	16,721	15,971
Accrued payroll and compensation	23,918	24,197
Deferred revenue	216,558	206,928
Total current liabilities	270,961	266,864
DEFERRED REVENUE—Non-current	98,014	87,905
OTHER LIABILITIES	21,142	21,624
Total liabilities	390,117	376,393
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 158,491 and 156,401 shares issued and 157,082 and 154,992 shares outstanding at March 31, 2012 and December 31, 2011, respectively	158	156
Additional paid-in-capital	341,096	317,026
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	2,130	402
Retained earnings	57,938	43,765
Total stockholders' equity	398,327	358,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$788,444	$734,747
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUE:
Product	$53,204	$40,165
Services	62,138	48,686
Ratable and other revenue	1,905	4,415
Total revenue	117,247	93,266
COST OF REVENUE:
Product	19,067	14,075
Services	11,213	7,781
Ratable and other revenue	763	1,560
Total cost of revenue	31,043	23,416
GROSS PROFIT:
Product	34,137	26,090
Services	50,925	40,905
Ratable and other revenue	1,142	2,855
Total gross profit	86,204	69,850
OPERATING EXPENSES:
Research and development	19,667	14,421
Sales and marketing	42,036	32,718
General and administrative	5,786	5,266
Total operating expenses	67,489	52,405
OPERATING INCOME	18,715	17,445
INTEREST INCOME	1,085	793
OTHER EXPENSE—Net	(71)	(95)
INCOME BEFORE INCOME TAXES	19,729	18,143
PROVISION FOR INCOME TAXES	5,556	4,556
NET INCOME	$14,173	$13,587
Net income per share:
Basic	$0.09	0.09
Diluted	$0.09	0.08
Weighted-average shares outstanding:
Basic	156,010	150,308
Diluted	165,751	162,864
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$14,173	$13,587
Other comprehensive income:
Foreign currency translation	558	654
Unrealized gains (losses) on investments	1,799	(5)
Unrealized losses on cash flow hedges	—	(74)
Tax provision related to items of other comprehensive income	(629)	—
Net change in accumulated other comprehensive income	1,728	575
Comprehensive income	$15,901	$14,162
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,173	$13,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,082	1,678
Loss on disposal of fixed assets	19	—
Amortization of investment premiums	3,255	3,261
Stock-based compensation	7,246	3,070
Excess tax benefit from employee stock option plans	(2,320)	(1,115)
Changes in operating assets and liabilities:
Accounts receivable—net	10,763	1,009
Inventory	(3,409)	550
Deferred tax assets	(15)	(17)
Prepaid expenses and other current assets	(330)	(510)
Other assets	569	(1,149)
Accounts payable	(6,319)	(4,225)
Accrued liabilities	42	2,389
Accrued payroll and compensation	(547)	(23)
Other liabilities	(273)	3,623
Deferred revenue	19,696	13,398
Income taxes payable	3,886	4,650
Net cash provided by operating activities	48,518	40,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(192,567)	(129,695)
Sales of investments	17,416	11,591
Maturities of investments	115,026	71,864
Purchases of property and equipment	(1,624)	(694)
Payment made in connection with business acquisition	(550)	—
Net cash used in investing activities	(62,299)	(46,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,551	6,960
Excess tax benefit from employee stock option plans	2,320	1,115
Net cash provided by financing activities	15,871	8,075
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	703	805
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,793	2,122
CASH AND CASH EQUIVALENTS—Beginning of period	71,990	66,859
CASH AND CASH EQUIVALENTS—End of period	$74,783	$68,981
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$1,010	$(767)
NON-CASH INVESTING ACTIVITIES:
Purchases of property and equipment not yet paid	$688	$225
Liability incurred in connection with business acquisition	$400	$—
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2011, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 28, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

There have been no substantial changes in our significant accounting policies since the fiscal year ended December 31, 2011.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this guidance did not impact our condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. ASU 2011-05 was effective for the Company in the first quarter of fiscal 2012 and applied retrospectively. The Company elected to present the comprehensive income in two separate but consecutive statements within the condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments ($ amounts in 000's):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	23,600	9	—	23,609
Corporate debt securities	392,806	637	(470)	392,973
Commercial paper	65,787	10	(2)	65,795
Municipal bonds	27,024	51	(5)	27,070
Certificates of deposit and term deposits	16,075	1	—	16,076
Total available-for-sale securities	525,292	708	(477)	525,523

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	38,900	10	(2)	38,908
Corporate debt securities	339,110	219	(1,832)	337,497
Commercial paper	51,025	7	(5)	51,027
Municipal bonds	20,473	36	(5)	20,504
Certificates of deposit and term deposits	18,762	1	(2)	18,761
Total available-for-sale securities	468,270	273	(1,846)	466,697

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, at March 31, 2012 ($ amounts in 000's):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	204,830	(470)	—	—	204,830	(470)
Commercial paper	14,949	(2)	—	—	14,949	(2)
Municipal bonds	9,407	(5)	—	—	9,407	(5)
Total available-for-sale securities	229,186	(477)	—	—	229,186	(477)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, at December 31, 2011 ($ amounts in 000's):

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The contractual maturities of our investments are as follows ($ amounts in 000's):

	March 31, 2012	December 31, 2011
Due within one year	353,287	318,283
Due within one to three years	172,236	148,414
Total	525,523	466,697

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 ($ amounts in 000's):

	March 31, 2012			December 31, 2011
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	23,609	—	23,609	38,908	—	38,908
Corporate debt securities	399,501	—	399,501	337,497	—	337,497
Commercial paper	82,644	—	82,644	64,890	—	64,890
Municipal bonds	27,070	—	27,070	20,504	—	20,504
Certificates of deposit and term deposits	16,076	—	16,076	18,761	—	18,761
Money market funds	6,095	6,095	—	31,438	31,438	—
Total	554,995	6,095	548,900	511,998	31,438	480,560
Reported as:
Cash equivalents	29,472			45,301
Short-term investments	353,287			318,283
Long-term investments	172,236			148,414
Total	554,995			511,998

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 31, 2012 or December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first quarter of 2012.

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	March 31, 2012	December 31, 2011
Raw materials	3,855	3,447
Finished goods	14,104	12,802
Inventory	17,959	16,249

4. PROPERTY AND EQUIPMENT—Net

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and equipment consisted of the following ($ amounts in 000's):

	March 31, 2012	December 31, 2011
Evaluation units	15,254	13,912
Computer equipment and software	13,945	12,219
Furniture and fixtures	1,370	1,307
Leasehold improvements and tooling	4,608	4,381
Total property and equipment	35,177	31,819
Less: accumulated depreciation	(25,617)	(23,853)
Property and equipment—net	9,560	7,966

Depreciation expense was $2.1 million and $1.6 million for the first quarter of 2012 and 2011, respectively.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options and the employee stock purchase plan ("ESPP"). Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and ESPP.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net income	14,173	13,587

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	156,010	150,308

Diluted shares:
Weighted-average common shares outstanding - basic	156,010	150,308
Effect of potentially dilutive securities:
Employee stock option and purchase plans	9,741	12,556
Weighted-average shares used to compute diluted net income per share	165,751	162,864
Net income per share:
Basic	0.09	0.09
Diluted	0.09	0.08

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive (in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Options to purchase common stock	6,028	2,416
ESPP	262	—
	6,290	2,416

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000's):

	March 31, 2012	December 31, 2011
Product	6,552	5,817
Services	293,752	272,843
Ratable and other revenue	14,268	16,173
Total deferred revenue	314,572	294,833
Reported As:
Current	216,558	206,928
Non-current	98,014	87,905
Total deferred revenue	314,572	294,833

7. COMMITMENTS AND CONTINGENCIES

Leases—We lease our facilities under various noncancelable operating leases, which expire through 2015. Rent expense was $2.2 million and $1.9 million for the first quarter of 2012 and 2011, respectively.

The aggregate future noncancelable minimum rental payments on operating leases as of March 31, 2012 are as follows ($ amounts in 000's):

Rental Payment
Fiscal years:
2012 (remainder)	6,045
2013	5,402
2014	3,476
2015	1,705
Total	16,628

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2012, we had $29.3 million of open purchase orders with our independent contract manufacturers that are not cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of March 31, 2012, we had $0.8 million in other purchase commitments.

Warranties—We generally provide a one-year warranty on hardware products and a 90-day warranty on software. Accrued warranty activities are summarized as follows ($ amounts in 000's).

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	For The Three Months Ended And As Of	For The Year Ended And As Of
	March 31, 2012	December 31, 2011
Accrued warranty balance - beginning of the period	2,582	1,878
Warranty costs incurred	(529)	(1,778)
Provision for warranty	219	2,103
Adjustments to previous estimates	(290)	379
Accrued warranty balance - end of the period	1,982	2,582

Litigation—In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The U.S. Patent and Trademark Office ("PTO") has rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. The Superior Court recently set a trial date for November 2012.  We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In July 2010, Network Protection Sciences, LLC ("NPS"), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, in the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. Currently the case is in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited by the terms of our contracts to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no claims under such indemnification provisions.

8. STOCKHOLDERS' EQUITY

Stock Options

The following table summarizes the weighted-average assumptions relating to our stock options as follows:

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Expected term in years	4.6	4.6
Volatility (%)	52	40
Risk-free interest rate (%)	0.7	1.8
Dividend rate (%)	—	—
Estimated fair value ($)	11.23	7.25
Total stock-based compensation expense ($ amounts in 000's)	6,316	3,070

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in 000's, except per share amounts):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2011	17,399	21,389	3.57
Authorized	7,750	—	—
Granted	(2,782)	2,782	26.70
Forfeited	379	(379)	18.83
Exercised (aggregate intrinsic value of $38,102)	—	(1,801)	4.72
Balance—March 31, 2012	22,746	21,991	11.56
Options vested and expected to vest—March 31, 2012		21,046	11.33	4.72	343,525
Options vested and exercisable—March 31, 2012		10,900	4.89	3.67	248,134

At March 31, 2012, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $85.3 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 3.1 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Employee Stock Purchase Plan

In June 2011, our Board of Directors (the “Board”) approved and authorized the issuance of 8,000,000 shares of common stock. Under the ESPP, we can grant stock purchase rights to all eligible employees during a six months offering period with purchase dates at the end of each offering period. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. No participant may purchase more than 4,000 shares of common stock in any one calendar year period.

The following table summarizes the weighted-average assumptions relating to our ESPP during the first quarter of 2012 as follows:

Expected term in years	0.5
Volatility (%)	58
Risk-free interest rate (%)	0.2
Dividend rate (%)	—
Estimated fair value ($)	8.08
Total stock-based compensation expense ($ amount in 000's)	930

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Three Months Ended
	March 31, 2012	March 31, 2011
Cost of product revenue	64	22
Cost of services revenue	745	198
Research and development	1,957	453
Sales and marketing	3,443	1,900
General and administrative	1,037	497
	7,246	3,070

9. INCOME TAXES

The effective tax rate was 28% for the first quarter of 2012, compared to an effective tax rate of 25% for the first quarter of 2011. The provision for income taxes for the first quarters of 2012 and 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of March 31, 2012 and December 31, 2011, unrecognized tax benefits were $22.4 million and $19.3 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2012, we had approximately $0.9 million accrued for estimated interest related to uncertain tax positions. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

10. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, and property and equipment—net, by geographic region ($ amounts in 000's):

	Three Months Ended
Revenue	March 31, 2012	March 31, 2011
Americas:
United States	31,119	24,170
Other Americas	15,312	11,475
Total Americas	46,431	35,645
Europe, Middle East and Africa ("EMEA")	40,886	33,641
Asia Pacific and Japan ("APAC")	29,930	23,980
Total revenue	117,247	93,266

During the first quarter of 2012, one distributor, Exclusive Networks, accounted for 11% of revenue. During the first quarter of 2011, no single customer accounted for more than 10% of revenue.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment—Net	March 31, 2012	December 31, 2011
Americas:
United States	2,965	2,225
Canada	4,640	4,062
Other Americas	27	33
Total Americas	7,632	6,320
EMEA	1,092	805
APAC	836	841
Total property and equipment—net	9,560	7,966

11. FOREIGN CURRENCY DERIVATIVES

The notional value of our outstanding forward exchange contracts that were entered into in order to hedge balance sheet accounts as of March 31, 2012 consisted of the following ($ amounts in 000's):

	Buy/Sell	Notional
To hedge balance sheet accounts:
Currency
CAD	Buy	13,769
EUR	Buy	5,933
GBP	Buy	2,278

12. ACQUISITION

On March 8, 2012, we completed the acquisition of IntruGuard Devices ("IntruGuard"), a leading supplier of Intelligent Availability Protection Systems, for a total consideration of $950,000. Of the total consideration, $400,000 is being withheld in escrow as security for IntruGuard's indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $940,000. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being expensed as Cost of revenue on a straight-line basis over three years.

13. INTANGIBLE ASSETS

The following table presents the detail of our intangible assets with definite lives included in other assets as of March 31, 2012 ($ amounts in 000's):

	Gross	Accumulated Amortization	Net
Existing technology	3,041	589	2,452

Amortization expense, for the first quarter of 2012 was $0.2 million. The following table summarizes estimated future amortization expense of intangible assets with definite lives as of March 31, 2012 ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Amount
Fiscal Years:
2012 (remainder)	835
2013	964
2014	540
2015	108
2016	5
Total	2,452

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact on sales of certain products;

•	continued sales into large enterprises;

•	mix of billings between products and services;

•mix of service sales containing multi-year support and subscription contracts;

•	the significance of stock compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	the impact of our product innovation strategy;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	our effective tax rate; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. As of March 31, 2012, we had shipped over 900,000 appliances to more than 10,000 channel partners and to more than 125,000 end-customers worldwide, including a majority of the Fortune Global 100.

Our core UTM product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Sales of FortiGate products are generally balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the application control, antivirus, intrusion prevention, Web filtering, vulnerability management and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10% of our revenue.

Financial Highlights

•	We recorded revenue of $117.2 million during the first quarter of 2012, an increase of 26% compared to $93.3 million during the same period last year.

•	We generated cash flows from operating activities of $48.5 million during the first quarter of 2012, an increase of 21% compared to $40.2 million during the same period last year.

•	Cash, cash equivalents and investments were $600.3 million as of March 31, 2012, an increase of $61.6 million from December 31, 2011.

•	Deferred revenue was $314.6 million, an increase of $19.7 million from December 31, 2011.

During the first quarter of 2012, revenues grew as a result of the successful execution of our global sales strategy and the continued product innovation that has strengthened our technology advantages and resulted in market share gains. The recent introduction of several new FortiGate appliance models such as the FortiGate-20C and -40C with their WIFI counterparts, the FortiGate-300C and -600C in the mid-range and FortiGate-1000C for large enterprises continued to gain traction and contribute to the revenue growth. We also recently released new FortiGate models including the FortiGate-100D, FortiGate-3240C and FortiGate-5140B which we expect to drive sales in future quarters.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. We experienced healthy deal volumes driven by traction in enterprise data center deployments, core enterprise deals, and continued strength in the retail and telecommunications sectors. The number of deals involving sales greater than $100,000 was 153 in the first quarter of 2012, compared to 111 in the first quarter of 2011. The number of deals involving sales greater than $250,000 was 47 in the first quarter of 2012, compared to 34 in the first quarter of 2011. The number of deals involving sales greater than $500,000 was 19 in the first quarter of 2012, compared to 18 in the first quarter of 2011; however, the combined value of these deals was significantly larger, as we had an increase in the number of deals involving sales greater than $1.0 million during the quarter. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets, and in an effort to ensure the quality and functionality of our products meet increasing customer expectations as we continue to sell to large customers, such as enterprise and service providers. While we have experienced some success selling into certain vertical customer segments, such as service providers and enterprise, we have experienced less traction selling into other verticals such as the U.S. Federal government and there can be no assurance we will be successful selling into certain vertical customer segments.

During the first quarter of 2012, operating expenses increased 29% compared to the first quarter of 2011. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. We continued to see improvements in productivity and efficiencies in our overall headcount during the quarter, compared to the first quarter of 2011. Headcount increased to 1,655 at the end of the first quarter of 2012 from 1,583 at the end of fiscal 2011, and 1,389 at the end of the first quarter of 2011. Our pace of hiring accelerated this quarter, particularly in sales and marketing and research and development.
Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $19.7 million from $294.8 million at December 31, 2011 to $314.6 million at March 31, 2012. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the first quarter of 2012 with $600.3 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Revenue	117,247	93,266
Gross margin	74%	75%
Operating income(1)	18,715	17,445
Operating margin	16%	19%
Total deferred revenue	314,572	266,029
Increase in total deferred revenue over prior quarter	19,739	13,398
Cash, cash equivalents and investments	600,306	432,703
Cash flows from operating activities	48,518	40,176
Free cash flow(2)	46,894	39,482
----------
(1) Includes:
Stock-based compensation expense	7,246	3,070
Patent settlement income	478	477
(2) Free cash flow is a non-GAAP financial measure, which is defined as net cash provided by operating activities less capital expenditures, as further described below.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Billings:
Revenue	117,247	93,266
Increase in deferred revenue	19,739	13,398
Total billings (Non-GAAP)	136,986	106,664

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

	Three Months Ended
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Free Cash Flow:
Net cash provided by operating activities	48,518	40,176
Less purchases of property and equipment	(1,624)	(694)
Free cash flow (Non-GAAP)	46,894	39,482

Other Non-GAAP Financial Measures

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and a patent settlement. Stock-based compensation has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees' overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in our Results of Operations below.

Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. The following tables reconcile GAAP gross margin, income from operations, and operating margin to non-GAAP gross margin, non-GAAP income from operations, and non-GAAP operating margin for the first quarters of 2012 and 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	117,247		93,266

GAAP gross profit and margin	86,204	74	69,850	75
Stock-based compensation expense	809	—	220	—
Non-GAAP gross profit and margin	87,013	74	70,070	75

GAAP income from operations and margin	18,715	16	17,445	19
Stock-based compensation expense:
Cost of revenue	809	—	220	—
Research and development	1,957	2	453	—
Sales and marketing	3,443	3	1,900	2
General and administrative	1,037	1	497	1
Total stock-based compensation	7,246	6	3,070	3
Patent settlement	(478)	—	(477)	(1)
Non-GAAP income from operations and margin	25,483	22	20,038	21

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for the first quarters of 2012 and 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	19,667	17	14,421	16
Stock-based compensation	(1,957)	(2)	(453)	(1)
Non-GAAP research and development expenses	17,710	15	13,968	15

Sales and marketing expenses:
GAAP sales and marketing expenses	42,036	36	32,718	35
Stock-based compensation	(3,443)	(3)	(1,900)	(2)
Non-GAAP sales and marketing expenses	38,593	33	30,818	33

General and administrative expenses:
GAAP general and administrative expenses	5,786	5	5,266	6
Stock-based compensation	(1,037)	(1)	(497)	(1)
Patent settlement	478	—	477	1
Non-GAAP general and administrative expenses	5,227	4	5,246	6

Total operating expenses:
GAAP operating expenses	67,489	58	52,405	57
Stock-based compensation	(6,437)	(6)	(2,850)	(4)
Patent settlement	478	—	477	1
Non-GAAP operating expenses	61,530	52	50,032	54

Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from a patent settlement. The following tables reconcile GAAP net income as reported on our condensed consolidated statements of operations to non-GAAP net income for the first quarters of 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Net Income:
GAAP net income	14,173	13,587
Stock-based compensation expense(1)	7,246	3,070
Patent settlement(2)	(478)	(477)
Provision for income taxes(3)	5,556	4,556
Non-GAAP income before provision for income taxes	26,497	20,736
Tax effects related to non-GAAP adjustments(4)	(9,009)	(6,843)
Non-GAAP net income	17,488	13,893

Non-GAAP net income per share - diluted	0.11	0.09

Shares used in per share calculation - diluted	165,751	162,864
---------

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
Tax provision related to non-GAAP income before tax reflects 34% and 33% effective tax rates in the first quarters of 2012 and 2011, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we currently plan to use a 34% tax rate for the year, subject to discrete items that may occur in a particular quarter.

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

We believe the accounting policies and estimates discussed under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recently Adopted Accounting Pronouncements

See Note 1 of notes to condensed consolidated financial statements for a full description of recently adopted accounting pronouncements.

Results of Operations

Revenue

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Revenue:
Product	53,204	45	40,165	43	13,039	32
Services	62,138	53	48,686	52	13,452	28
Ratable and other revenue	1,905	2	4,415	5	(2,510)	(57)
Total revenue	117,247	100	93,266	100	23,981	26

Revenue by Geography:
Americas	46,431	40	35,645	38	10,786	30
EMEA	40,886	35	33,641	36	7,245	22
APAC	29,930	25	23,980	26	5,950	25
Total revenue	117,247	100	93,266	100	23,981	26

Total revenue increased $24.0 million, or 26%, in the first quarter of 2012 compared to the first quarter of 2011 as all three regions demonstrated year-over-year growth. Product revenue increased $13.0 million, or 32%, compared to the first quarter of 2011, as we experienced higher sales volumes and increased demand for our mid-range products which enabled us to further penetrate into the enterprise market in the retail sector. The higher mix of mid-range products also resulted in slightly lower average selling price compared to the first quarter of 2011. Services revenue increased $13.5 million, or 28%, in the first quarter of 2012 compared to the first quarter of 2011 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decline in ratable and other revenue was primarily due to the decline in amortization of ratable revenue. Excluding the decline in ratable revenue, product and services revenue combined together increased by 30% compared to the first quarter of 2011.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2012	March 31, 2011	Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	19,067	14,075	4,992	35
Services	11,213	7,781	3,432	44
Ratable and other revenue	763	1,560	(797)	(51)
Total cost of revenue	31,043	23,416	7,627	33

Gross margin (%):
Product	64.2	65.0	(0.8)
Services	82.0	84.0	(2.0)
Ratable and other revenue	59.9	64.7	(4.8)
Total gross margin	73.5	74.9	(1.4)

Total gross margin decreased 1.4 percentage points in the first quarter of 2012 as both product and services gross margins declined slightly. An increase in stock-based compensation expense negatively impacted total gross margin by 0.7 percentage point. Product gross margin decreased 0.8 percentage point in the first quarter of 2012 compared to the first quarter of 2011, primarily related to an increased mix of sales of our mid-range products which have slightly lower gross margins than our high-end products. From time to time, we have experienced sales of previously reserved inventory. During the first quarter of 2012, we experienced a positive impact of 0.2 percentage point due to the sale of fully reserved inventory compared to a positive impact of 0.4 percentage point in the first quarter of 2011. The 2.0 percentage points decrease in services gross margin was primarily due to our continued investment in our technical support organization to accommodate our expanding customer base and higher demands from enterprise customers. In addition, we experienced growth in our professional consulting services which has lower gross margins than our support and subscription services. A $3.4 million increase in services costs consisted primarily of $1.9 million of higher cash-based personnel costs related to headcount growth, a $0.3 million increase in warranty and other expenses, and a $0.2 million increase in outside contractor costs. Higher stock-based compensation expense of $0.5 million also reduced services gross margin by 0.8 percentage point compared to the first quarter of 2011.

Operating Expenses

	Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	19,667	17	14,421	15	5,246	36
Sales and marketing	42,036	36	32,718	35	9,318	28
General and administrative	5,786	5	5,266	6	520	10
Total operating expenses	67,489	58	52,405	56	15,084	29

Research and development expense

Research and development expense increased $5.2 million, or 36%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to an increase in personnel costs. Cash-based personnel costs increased $2.4 million primarily due to increased headcount to support the development of new products and continued enhancements of our existing products, and merit increases. Increases in stock-compensation expense of $1.5 million, product development and certification expenses of $0.7 million, supplies, depreciation and other expenses of $0.5 million, and occupancy-related cost of $0.2 million also contributed to the overall increase in research and development expense. We intend to continue to invest in our research and development organization but expect expense as a percentage of revenue to decline in the second half of fiscal 2012.

Sales and marketing expense

Sales and marketing expense increased $9.3 million, or 28%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increased personnel costs. Cash-based personnel costs increased $6.1 million due to higher salaries, commissions, and benefits resulting from increased headcount in order to expand our sales infrastructure. We also incurred a $1.5 million increase in stock-based compensation expense and a $1.0 million increase due to marketing related activities. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to decline in the second half of 2012.

General and administrative expense

General and administrative expense increased $0.5 million, or 10% in the first quarter of 2012, compared to the first quarter of 2011. The increase was primarily due to a $0.5 million increase in stock-based compensation expense. We expect general and administrative expense as a percentage of revenue to remain at comparable levels during the remainder of fiscal 2012.

Interest income and other expense, net

	Three Months Ended
	March 31, 2012	March 31, 2011	Change	% Change
	($ amounts in 000's)
Interest income	1,085	793	292	37
Other expense, net	(71)	(95)	24	(25)

The $0.3 million increase in interest income in the first quarter of 2012 compared to the first quarter of 2011 was due to interest earned on higher invested balances.

Provision for income taxes

	Three Months Ended
	March 31, 2012	March 31, 2011	Change	% Change
	($ amounts in 000's)
Provision for income taxes	5,556	4,556	1,000	22
Effective tax rate (%)	28	25	3	—

Our effective tax rate was 28% for the first quarter of 2012, compared to an effective tax rate of 25% for the first quarter of 2011. The provision for income taxes for first quarter of 2012 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries. During the first quarter of 2012, we paid $1.0 million for income taxes. During the first quarter of 2011, we received a refund of $0.8 million for income taxes.

The increase in the effective tax rate for the first quarter of 2012, compared to the first quarter of 2011, is primarily attributable to the fact that the U.S. research and development tax credit expired on December 31, 2011, which gave rise to a higher overall effective tax rate of 28% for the first quarter of 2012.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	($ amounts in 000's)
Cash and cash equivalents	74,783	71,990
Investments	525,523	466,697
Total cash, cash equivalents and investments	600,306	538,687

Working capital	280,539	256,706

At March 31, 2012, our cash, cash equivalents and investments of $600.3 million were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, certificates of deposit and term deposits, and U.S. government and agency debt securities. At March 31, 2012, $25.4 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we were unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Summary of Cash Flows

	Three Months Ended
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Cash provided by operating activities	48,518	40,176
Cash used in investing activities	(62,299)	(46,934)
Cash provided by financing activities	15,871	8,075
Effect of exchange rates on cash and cash equivalents	703	845
Net increase in cash and cash equivalents	2,793	2,162

	Three Months Ended
	March 31, 2012	March 31, 2011
	($ amounts in 000's)
Net income	14,173	13,587
Adjustments for non-cash charges(1)	10,282	6,894
Net income before non-cash charges	24,455	20,481
Increase in deferred revenue	19,696	13,398
Decrease in accounts receivable—net	10,763	1,009
Increase in income tax payable and deferred tax assets, net	3,871	4,633
Decrease (Increase) in prepaid expenses and other assets, net	239	(1,659)
Decrease in accounts payable and accrued liabilities, net	(6,277)	(1,836)
Decrease (Increase) in inventory	(3,409)	550
Decrease in accrued payroll and compensation	(547)	(23)
(Decrease) Increase in other liabilities	(273)	3,623
Net cash provided by operating activities	48,518	40,176

----------
(1) Non-cash charges consist of depreciation and amortization, loss on disposal of fixed assets, amortization of investment premiums, stock-based compensation, and excess tax benefit from employee stock option plans.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the three months ended March 31, 2012 provided $48.5 million in cash as a result of net income of $14.2 million, increased by non-cash adjustments of $10.3 million and sources of cash of $34.6 million partially offset by uses of cash of $10.5 million. Non-cash adjustments consisted of stock-based compensation of $7.2 million, amortization of investment premiums of $3.3 million, and depreciation and amortization of $2.1 million, offset partially by an excess tax benefit from employee stock option exercises of $2.3 million. Sources of cash were related to a $19.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $10.8 million decrease in accounts receivable due to higher collections, a $3.9 million increase in income tax payable, due to our continued profitability and timing of tax payments, and a $0.2 million decrease in prepaid expenses and other assets.  Uses of cash were related to a $6.3 million decrease in accounts payable and accrued liabilities, a $3.4 million increase in inventory to ensure adequate levels of inventory to support second quarter shipments, $0.5 million decrease in accrued payroll and compensation and a $0.3 million decrease in other liabilities.

Our operating activities during the three months ended March 31, 2011 provided $40.2 million in cash as a result of net income of $13.6 million, increased by non-cash adjustments of $6.9 million and sources of cash of $23.2 million partially offset by uses of cash of $3.5 million. Non-cash adjustments consisted of stock-based compensation of $3.1 million, amortization of investment premiums of $3.2 million, and depreciation and amortization of $1.7 million, offset by an excess tax benefit from employee stock option exercises of $1.1 million. Sources of cash were related to a $13.4 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $4.6 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $3.6 million increase in other liabilities, mainly due to the deferral of a patent litigation settlement, which is being amortized over three years, a $1.0 million decrease in accounts receivable due to higher collections, and a $0.6 million decrease in inventory due to better inventory management. Uses of cash were related to a $1.8 million decrease in accounts payable and accrued liabilities and a $1.7 million increase in prepaid expenses and other assets.

Investing Activities

Our investing activities during the first quarter of 2012 consisted primarily of purchases, and sales and maturities of investments, and to a lesser extent capital expenditures and acquisitions. The $62.3 million of cash used in investing activities during the first quarter of 2012 was primarily due to net purchases of investments of $60.1 million.

Our investing activities during the first quarter of 2011 consisted primarily of purchases, and sales and maturities of investments, and to a lesser extent capital expenditures. The $46.9 million of cash used by investing activities during the first quarter of 2011 was primarily due to net purchases of investments of $46.2 million.

Financing Activities

Our financing activities during the first quarter of 2012 resulted in net cash provided of $15.9 million as a result of proceeds of $8.5 million and $5.1 million, from the issuance of common stock under our stock options plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $2.3 million.

Our financing activities during the first quarter of 2011 resulted in net cash provided of $8.1 million as a result of proceeds of $7.0 million from the issuance of common stock under our stock option plans and an excess tax benefit from employee stock option exercises of $1.1 million.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2012:

	Payments Due By Period
	Total	Remainder of 2012	2013 - 2015	2016 - 2017	Thereafter
	($ amounts in 000's)
Operating leases (1)	16,628	6,045	10,583	—	—
Purchase commitments (2)	29,265	29,265	—	—	—
Other contracts (3)	775	775	—	—	—
Total (4)	46,668	36,085	10,583	—	—
----------

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)
No tax liabilities related to uncertain tax positions have been included in the table. As of March 31, 2012, we had approximately $22.4 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the first quarter of 2012, compared to the disclosures in Part II, Item 7A of our Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In August 2009, ESR, a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the PTO on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR has appealed this result to the BPAI.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. The plaintiff is claiming unspecified damages. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed an amended complaint in the Superior Court to add individual defendants, among other amendments. The Superior Court recently set a trial date for November 2012.

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California.

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

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition;

•	changes in customer renewal rates for our services;

•	changes in the length of services contracts sold;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	disruptions in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both in our domestic and foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

We may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Billings and revenue growth may slow or decline for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products and models that we sell.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. For example, we experienced inventory shortages in the third quarter of 2011, based largely on more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our distribution partners, our results of operations could be adversely affected.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from larger competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), and Juniper Networks, Inc., that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to governmental entities. Sales to governmental entities are subject to a number of risks. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Government demand, sales, and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as public sector budgetary cycles, funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products, geopolitical matters, and rules and regulations applicable to certain government sales. To date we have had limited traction in sales to U.S. federal government agencies, and any future sales to governmental entities is uncertain. All of our sales to governmental entities have been made indirectly through our distribution channel. Governmental entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the FASB standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

Increased market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. If our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc., Juniper Networks, Inc., and security vendors such as Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), and SonicWALL, Inc. (acquired by Dell, Inc.), Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper's acquisition of NetScreen Technologies, Intel's acquisition of McAfee, Check Point's acquisition of Nokia's security appliance business and Dell's acquisition of SonicWall. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

As discussed in "Item 1-Legal Proceedings," from time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending. We are also subject to other litigation in addition to patent infringement claims. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We are in the early stages of completing our evaluation of our internal controls over financial reporting for fiscal 2012 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2012 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to the increased use of fair value measure, financial instruments, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the first quarter of 2012, the price of our common stock ranged from $19.90 to $27.83.

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

As of April 27, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2012

FORTINET, INC.

	By:	/s/ KEN GOLDMAN
Ken Goldman Vice President and Chief Financial Officer		Ken Goldman Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated By Reference Herein
		Form	Date

3.1	Amended and Restated Bylaws	Current Report on Form 8-K	January 25, 2012

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

*	Filed herewith.
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