Form 10-Q
period 2012-06-30
FORTINET INC
filed 2012-08-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of July 31, 2012, there were 158,222,830 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

Part I

ITEM 1.	Financial Statements
FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,226	$71,990
Short-term investments	320,403	318,283
Accounts receivable, net of allowance for doubtful accounts of $229 and $336 at June 30, 2012 and December 31, 2011, respectively	95,351	95,522
Inventory	20,828	16,249
Deferred tax assets	7,063	7,578
Prepaid expenses and other current assets	19,640	13,948
Total current assets	544,511	523,570
PROPERTY AND EQUIPMENT—Net	10,247	7,966
DEFERRED TAX ASSETS—Non-current	46,003	46,523
LONG-TERM INVESTMENTS	242,769	148,414
OTHER ASSETS	7,715	8,274
TOTAL ASSETS	$851,245	$734,747

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,101	$19,768
Accrued liabilities	17,280	15,971
Accrued payroll and compensation	27,086	24,197
Deferred revenue	226,510	206,928
Total current liabilities	294,977	266,864
DEFERRED REVENUE—Non-current	104,858	87,905
OTHER LIABILITIES	24,766	21,624
Total liabilities	424,601	376,393
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 159,166 and 156,401 shares issued and 157,757 and 154,992 shares outstanding at June 30, 2012 and December 31, 2011, respectively	159	156
Additional paid-in-capital	356,438	317,026
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	1,154	402
Retained earnings	71,888	43,765
Total stockholders' equity	426,644	358,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,245	$734,747
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE:
Product	$61,692	$46,687	$114,896	$86,852
Services	65,412	52,671	127,550	101,357
Ratable and other revenue	1,858	3,665	3,763	8,080
Total revenue	128,962	103,023	246,209	196,289
COST OF REVENUE:
Product	23,935	16,591	43,003	30,666
Services	12,467	8,596	23,680	16,377
Ratable and other revenue	725	1,371	1,487	2,931
Total cost of revenue	37,127	26,558	68,170	49,974
GROSS PROFIT:
Product	37,757	30,096	71,893	56,186
Services	52,945	44,075	103,870	84,980
Ratable and other revenue	1,133	2,294	2,276	5,149
Total gross profit	91,835	76,465	178,039	146,315
OPERATING EXPENSES:
Research and development	20,388	15,942	40,055	30,363
Sales and marketing	44,259	35,896	86,295	68,614
General and administrative	6,238	5,848	12,023	11,114
Total operating expenses	70,885	57,686	138,373	110,091
OPERATING INCOME	20,950	18,779	39,666	36,224
INTEREST INCOME	1,203	863	2,287	1,656
OTHER INCOME (EXPENSE)—Net	73	(207)	3	(302)
INCOME BEFORE INCOME TAXES	22,226	19,435	41,956	37,578
PROVISION FOR INCOME TAXES	8,276	4,941	13,833	9,497
NET INCOME	$13,950	$14,494	$28,123	$28,081
Net income per share:
Basic	$0.09	$0.10	$0.18	$0.19
Diluted	$0.08	$0.09	$0.17	$0.17
Weighted-average shares outstanding:
Basic	157,474	152,267	156,742	151,293
Diluted	166,061	163,887	165,808	163,393
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$13,950	$14,494	$28,123	$28,081
Other comprehensive income:
Foreign currency translation	(783)	269	(225)	923
Unrealized gains (losses) on investments	(326)	159	1,473	154
Unrealized gains (losses) on cash flow hedges	19	—	19	(74)
Tax provision related to items of other comprehensive income	114	—	(515)	—
Net change in accumulated other comprehensive income	(976)	428	752	1,003
Comprehensive income	$12,974	$14,922	$28,875	$29,084
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,123	$28,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,077	3,336
Loss on disposal of fixed assets	31	—
Amortization of investment premiums	6,528	6,291
Stock-based compensation	15,098	6,940
Excess tax benefit from employee stock option plans	(5,158)	(4,491)
Changes in operating assets and liabilities:
Accounts receivable—net	171	63
Inventory	(7,952)	(1,455)
Deferred tax assets	520	(5,546)
Prepaid expenses and other current assets	(152)	(1,000)
Other assets	941	(887)
Accounts payable	4,337	355
Accrued liabilities	703	3,660
Accrued payroll and compensation	3,119	357
Other liabilities	(818)	3,170
Deferred revenue	36,492	20,544
Income taxes payable	5,743	14,826
Net cash provided by operating activities	92,803	74,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(355,025)	(287,659)
Sales of investments	44,255	75,582
Maturities of investments	209,242	136,263
Purchases of property and equipment	(3,855)	(1,450)
Payment made in connection with business acquisition	(550)	(2,623)
Net cash used in investing activities	(105,933)	(79,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17,650	11,219
Excess tax benefit from employee stock option plans	5,158	4,491
Net cash provided by financing activities	22,808	15,710
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(442)	1,093
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,236	11,160
CASH AND CASH EQUIVALENTS—Beginning of period	71,990	66,859
CASH AND CASH EQUIVALENTS—End of period	$81,226	$78,019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$6,380	$(1,017)
NON-CASH INVESTING ACTIVITIES:
Purchases of property and equipment not yet paid	$580	$124
Liability incurred in connection with business acquisition	$400	$—
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2011, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 28, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

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

Revenue Recognition—In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 amended the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence (“VSOE”), third party evidence (“TPE”), and the best estimated selling price (“BESP”). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality.

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

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with ASU 2009-13. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to ASC 985-605 along with non-software deliverables that are subject to ASU 2009-13. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in ASU 2009-13.

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

For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels. We review our BESP estimates on a quarterly basis to coincide with our VSOE review process.

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

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASU 2009-13 and all related interpretations.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in the first quarter of 2012. The measurement provisions of this guidance did not impact our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. We adopted ASU 2011-05 in the first quarter of 2012 and applied it retrospectively. We elected to present the comprehensive income in two separate but consecutive statements within the condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments ($ amounts in 000's):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	7,601	4	—	7,605
Corporate debt securities	457,349	490	(621)	457,218
Commercial paper	50,725	7	(1)	50,731
Municipal bonds	37,352	48	(28)	37,372
Certificates of deposit and term deposits	10,246	—	—	10,246
Total available-for-sale securities	563,273	549	(650)	563,172

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	38,900	10	(2)	38,908
Corporate debt securities	339,110	219	(1,832)	337,497
Commercial paper	51,025	7	(5)	51,027
Municipal bonds	20,473	36	(5)	20,504
Certificates of deposit and term deposits	18,762	1	(2)	18,761
Total available-for-sale securities	468,270	273	(1,846)	466,697

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, at June 30, 2012 ($ amounts in 000's):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	255,719	(530)	11,423	(91)	267,142	(621)
Commercial paper	8,986	(1)	—	—	8,986	(1)
Municipal bonds	23,822	(28)	—	—	23,822	(28)
Total available-for-sale securities	288,527	(559)	11,423	(91)	299,950	(650)

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

The contractual maturities of our investments are as follows ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2012	December 31, 2011
Due within one year	320,403	318,283
Due within one to three years	242,769	148,414
Total	563,172	466,697

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 ($ amounts in 000's):

	June 30, 2012			December 31, 2011
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	7,605	—	7,605	38,908	—	38,908
Corporate debt securities	457,218	—	457,218	337,497	—	337,497
Commercial paper	65,205	—	65,205	64,890	—	64,890
Municipal bonds	37,372	—	37,372	20,504	—	20,504
Certificates of deposit and term deposits	10,246	—	10,246	18,761	—	18,761
Money market funds	8,168	8,168	—	31,438	31,438	—
Foreign currency contracts	19	—	19	—	—	—
Total	585,833	8,168	577,665	511,998	31,438	480,560
Reported as:
Cash equivalents	22,642			45,301
Short-term investments	320,403			318,283
Prepaid expenses and other current assets	19			—
Long-term investments	242,769			148,414
Total	585,833			511,998

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of June 30, 2012 or December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2012.

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	June 30, 2012	December 31, 2011
Raw materials	4,166	3,447
Finished goods	16,662	12,802
Inventory	20,828	16,249

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	June 30, 2012	December 31, 2011
Evaluation units	16,521	13,912
Computer equipment and software	15,130	12,219
Furniture and fixtures	1,345	1,307
Leasehold improvements and tooling	4,745	4,381
Total property and equipment	37,741	31,819
Less: accumulated depreciation	(27,494)	(23,853)
Property and equipment—net	10,247	7,966

Depreciation expense was $2.4 million and $1.7 million during the three months ended June 30, 2012 and June 30, 2011 respectively. Depreciation expense was $4.5 million and $3.3 million during the six months ended June 30, 2012 and June 30 2011, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income	13,950	14,494	28,123	28,081

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	157,474	152,267	156,742	151,293

Diluted shares:
Weighted-average common shares outstanding - basic	157,474	152,267	156,742	151,293
Effect of potentially dilutive securities:
Employee stock option and purchase plans	8,587	11,620	9,066	12,100
Weighted-average shares used to compute diluted net income per share	166,061	163,887	165,808	163,393
Net income per share:
Basic	0.09	0.10	0.18	0.19
Diluted	0.08	0.09	0.17	0.17

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Options to purchase common stock	7,475	3,571	6,767	2,598
ESPP	311	—	298	—
	7,786	3,571	7,065	2,598

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2012	December 31, 2011
Product	7,544	5,817
Services	311,414	272,843
Ratable and other revenue	12,410	16,173
Total deferred revenue	331,368	294,833
Reported As:
Current	226,510	206,928
Non-current	104,858	87,905
Total deferred revenue	331,368	294,833

7. COMMITMENTS AND CONTINGENCIES

Leases—We lease our facilities under various non-cancelable operating leases, which expire through 2015. Rent expense was $2.2 million and $2.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Rent expense was $4.4 million and $4.0 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

The aggregate future non-cancelable minimum rental payments on operating leases as of June 30, 2012 are as follows ($ amounts in 000's):

Rental Payment
Fiscal years:
2012 (remainder)	6,547
2013	8,723
2014	4,795
2015	1,653
Total	21,718

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2012, we had $26.9 million of open purchase orders with our independent contract manufacturers that are not cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of June 30, 2012, we had $3.1 million in other purchase commitments.

Warranties—We generally provide a one-year warranty on hardware products and a 90-day warranty on software. Accrued warranty activities are summarized as follows ($ amounts in 000's).

	For The Six Months Ended And As Of	For The Year Ended And As Of
	June 30, 2012	December 31, 2011
Accrued warranty balance - beginning of the period	2,582	1,878
Warranty costs incurred	(1,141)	(1,778)
Provision for warranty	764	2,103
Adjustments to previous estimates	(265)	379
Accrued warranty balance - end of the period	1,940	2,582

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Litigation—In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The U.S. Patent and Trademark Office (“PTO”) has rejected all of the claims of the patents in the suit and ESR has appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court will be hearing motions for summary judgment in November 2012 and has set a trial date for December 2012.  We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with the company as the sole defendant. Currently the case remains in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In June 2012, we received a letter from SRI International (“SRI”) claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and/or not infringed by any of our products or services. The case is currently in the very early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

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

8. STOCKHOLDERS' EQUITY

Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected term in years	4.6	4.6	4.6	4.6
Volatility (%)	46.4	43.4	46.4 - 51.9	40.4 - 43.4
Risk-free interest rate (%)	0.9	2.0	0.7 - 0.9	1.8 - 2.0
Dividend rate (%)	—	—	—	—
Estimated fair value ($)	9.81	8.93	11.42	7.31

A summary of the option activity under our stock plans and changes during the reporting periods are presented below (in

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

000's, except per share amounts and contractual life):

		Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance-December 31, 2011	17,399	21,389	9.14
Authorized	7,750	—	—
Granted	(3,401)	3,401	26.38
Forfeited	714	(714)	18.76
Exercised (aggregate intrinsic value of $50,690)	—	(2,476)	5.09
Balance—June 30, 2012	22,462	21,600	12.00
Options vested and expected to vest—June 30, 2012		20,773	11.74	4.55	248,197
Options vested and exercisable—June 30, 2012		11,389	5.47	3.54	202,151

As of June 30, 2012, total compensation cost related to unvested stock-based awards granted to employees under our stock plans but not yet recognized was $83.6 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.9 years. Future option grants will increase the amount of compensation expense to be recorded in these periods.

Employee Stock Purchase Plan

In June 2011, our Board of Directors approved and authorized the issuance of 8,000,000 shares of common stock. Under the ESPP, we can grant stock purchase rights to all eligible employees during a six-month offering period with purchase dates at the end of each offering period. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. No participant may purchase more than 4,000 shares of common stock in any one offering period.

The following table summarizes the weighted-average assumptions relating to our ESPP:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected term in years	0.5	—	0.5	—
Volatility (%)	58.2	—	58.2	—
Risk-free interest rate (%)	0.2	—	0.2	—
Dividend rate (%)	—	—	—	—
Estimated fair value ($)	8.08	—	8.08	—

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of product revenue	88	43	152	65
Cost of services revenue	941	362	1,686	560
Research and development	2,292	985	4,249	1,438
Sales and marketing	3,475	1,681	6,918	3,581
General and administrative	1,056	799	2,093	1,296
	7,852	3,870	15,098	6,940

The following table summarizes stock-based compensation expense by award type ($ amounts in 000's):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Options—employee	6,649	3,776	12,682	6,684
Options—non-employee	32	94	315	256
ESPP	1,171	—	2,101	—
	7,852	3,870	15,098	6,940

9. INCOME TAXES

The effective tax rate was 37% for the three months ended June 30, 2012, compared to an effective tax rate of 25% for the three months ended June 30, 2011. The effective tax rate was 33% for the six months ended June 30, 2012, compared to an effective tax rate of 25% for the six months ended June 30, 2011. The provision for income taxes for the three months ended June 30, 2012 and June 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The provision for income taxes for the six months ended June 30, 2012 and June 30, 2011 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of June 30, 2012 and December 31, 2011, unrecognized tax benefits were $23.1 million and $19.3 million, respectively. The total amount of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2012, we had approximately $0.5 million accrued for estimated interest related to uncertain tax positions. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

10. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP Plan”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our aggregate matching contributions to the 401(k) Plan and RRSP Plan for the three and six months ended June 30, 2012 were $0.5 million and $0.9 million, respectively.

11. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue, and property and equipment—net, by geographic region ($ amounts in 000's):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Americas:
United States	34,190	28,103	65,309	52,273
Other Americas	17,732	12,438	33,044	23,913
Total Americas	51,922	40,541	98,353	76,186
Europe, Middle East and Africa (“EMEA”)	43,664	36,633	84,550	70,274
Asia Pacific and Japan (“APAC”)	33,376	25,849	63,306	49,829
Total revenue	128,962	103,023	246,209	196,289

During the three and six months ended June 30, 2012, one distributor, Exclusive Networks, accounted for 11% and 12% of revenue, respectively. During the three and six months ended June 30, 2011, no single customer accounted for more than 10% of revenue.

Property and Equipment—Net	June 30, 2012	December 31, 2011
Americas:
United States	3,374	2,225
Canada	4,690	4,062
Other Americas	41	33
Total Americas	8,105	6,320
EMEA	1,242	805
APAC	900	841
Total property and equipment—net	10,247	7,966

12. FOREIGN CURRENCY DERIVATIVES

The notional value of our outstanding forward exchange contracts that were entered into in order to hedge balance sheet accounts and cash flows as of June 30, 2012 consisted of the following ($ amounts in 000's):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency
CAD	Buy	14,456
EUR	Buy	5,259
GBP	Buy	2,441

Cash Flow Hedges:
Currency
CAD	Buy	4,907
EUR	Buy	2,517

13. ACQUISITION

On March 8, 2012, we completed the acquisition of IntruGuard Devices (“IntruGuard”), a leading supplier of Intelligent Availability Protection Systems, for a total consideration of $950,000. Of the total consideration, $400,000 is being withheld in

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

escrow as security for IntruGuard's indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $940,000. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being expensed as Cost of revenue on a straight-line basis over three years.

14. INTANGIBLE ASSETS

The following table presents the detail of our intangible assets with definite lives included in other assets ($ amounts in 000's):

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	3,041	867	2,174	1,772	394	1,378

Amortization expense was $0.3 million and $0.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The following table summarizes estimated future amortization expense of intangible assets with definite lives as of June 30, 2012 ($ amounts in 000's):

Amount
Fiscal Years:
2012 (remainder)	557
2013	964
2014	540
2015	108
2016	5
Total	2,174

15. SUBSEQUENT EVENT

In August 2012, we purchased certain real property in Sunnyvale, California, for a total cash consideration of $14.5 million, to serve as the future corporate headquarters office for the Company.

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. As of June 30, 2012, we had shipped nearly 950,000 appliances to more than 10,000 channel partners and to more than 125,000 end-customers worldwide, including a majority of the Fortune Global 100.

Our core Unified Threat Management (“UTM”) product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Sales of FortiGate products are generally balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to the intrusion prevention and application control, antivirus, Web filtering, vulnerability management and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10% of our revenue.

Financial Highlights

•
We recorded revenue of $129.0 million and $246.2 million during the three and six months ended June 30, 2012, respectively. This represents an increase of 25% during the three and six months ended June 30, 2012 compared to the same periods last year. Within total revenue, product revenue was $61.7 million and $114.9 million during the three and six months ended June 30, 2012, respectively, an increase of 32% during the three and six months ended June 30, 2012 compared to the same periods last year. Services revenue was $65.4 million and $127.6 million during the three and six months ended June 30, 2012, respectively, an increase of 24% and 26% during the three and six months ended June 30, 2012, respectively, compared to the same periods last year.

•	We generated cash flows from operating activities of $92.8 million during the six months ended June 30, 2012, an increase of 25% compared to the same period last year.

•	Cash, cash equivalents and investments were $644.4 million as of June 30, 2012, an increase of $105.7 million from December 31, 2011.

•	Deferred revenue was $331.4 million as of June 30, 2012, an increase of $36.5 million from December 31, 2011.

During the three months ended June 30, 2012, revenues grew as a result of the successful execution of our global sales strategy and the continued product innovation that has strengthened our technology advantages and resulted in market share gains. The recent introduction of several new FortiGate entry-level appliances such as the FortiGate-20C and -40C with their WIFI counterparts and the FortiGate-100D; the FortiGate-600C in the mid-range appliance; and the FortiGate-1000C and FortiGate-3240C for large enterprises continued to gain traction and contributed to the revenue growth. We also recently released new FortiGate models including the FortiGate-800C, and FortiGate-5101C which we expect to drive sales in future quarters.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. We experienced healthy deal volumes driven by traction in enterprise data center deployments, large enterprise deals, and continued strength in the retail and telecommunications sectors. The number of deals involving sales greater than $100,000 was 168 in the three months ended June 30, 2012, compared to 127 in the three months ended June 30, 2011. The number of deals involving sales greater than $250,000 was 55 in the three months ended June 30, 2012, compared to 37 in the three months ended June 30, 2011. The number of deals involving sales greater than $500,000 was 19 in the three months ended June 30, 2012, compared to 11 in the three months ended June 30, 2011. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets, and meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large customers, such as enterprise and service providers. While we have experienced some success selling into certain vertical customer segments, such as service providers and enterprise, we have experienced less traction selling into other verticals such as the U.S. federal government and there can be no assurance we will be successful selling into certain vertical customer segments.

During the three months ended June 30, 2012, operating expenses increased by 23% compared to the same period last year. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. We continued to see improvements in productivity and efficiencies in our overall headcount during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Headcount increased to 1,762 at June 30, 2012 from 1,475 at June 30, 2011. Our pace of hiring accelerated this quarter, particularly in support, sales and marketing and research and development.
Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $16.8 million from $314.6 million at March 31, 2012 to $331.4 million at June 30, 2012. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the three months ended June 30, 2012 with $644.4 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “Other Non-GAAP Financial Measures,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Revenue	128,962	103,023
Gross margin	71%	74%
Operating income(1)	20,950	18,779
Operating margin	16%	18%
Total deferred revenue	331,368	273,199
Increase in total deferred revenue over prior quarter	16,796	7,170
Cash, cash equivalents and investments	644,398	468,498
Cash flows from operating activities	44,285	34,068
Free cash flow(2)	42,054	33,312
----------
(1) Includes:
Stock-based compensation expense	7,852	3,870
Patent settlement income	478	478
(2) Free cash flow is a non-GAAP financial measure, which is defined as net cash provided by operating activities less capital expenditures, as further described below.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The following table reflects the calculation of billings as discussed in the paragraph above. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Three Months Ended
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Billings:
Revenue	128,962	103,023
Increase in deferred revenue	16,796	7,170
Total billings (Non-GAAP)	145,758	110,193

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by advance payments for both new and renewal contracts for subscription and support services, consistent with our billings for the period. Monitoring cash flow from operations and free cash flow enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Free cash flow, an alternative non-GAAP financial measure of liquidity, is defined as net cash provided by operating activities less capital expenditures. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Three Months Ended
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Free Cash Flow:
Net cash provided by operating activities	44,285	34,068
Less purchases of property and equipment	(2,231)	(756)
Free cash flow (Non-GAAP)	42,054	33,312

Other Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including billings and free cash flow discussed above as well as non-GAAP gross margin, non-GAAP income from operations and non-GAAP operating margin, non-GAAP operating expenses and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

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

Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. The following tables reconcile GAAP gross margin, income from operations, and operating margin to non-GAAP gross margin, non-GAAP income from operations, and non-GAAP operating margin for the three months ended June 30, 2012 and June 30, 2011.

	Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	128,962		103,023

GAAP gross profit and margin	91,835	71	76,465	74
Stock-based compensation expense	1,029	1	405	1
Non-GAAP gross profit and margin	92,864	72	76,870	75

GAAP income from operations and margin	20,950	16	18,779	18
Stock-based compensation expense:
Cost of revenue	1,029	1	405	1
Research and development	2,292	2	985	1
Sales and marketing	3,475	2	1,681	2
General and administrative	1,056	1	799	1
Total stock-based compensation	7,852	6	3,870	5
Patent settlement	(478)	—	(478)	(1)
Non-GAAP income from operations and margin	28,324	22	22,171	22

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for the three months ended June 30, 2012 and June 30, 2011.

	Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	20,388	16	15,942	16
Stock-based compensation	(2,292)	(2)	(985)	(1)
Non-GAAP research and development expenses	18,096	14	14,957	15

Sales and marketing expenses:
GAAP sales and marketing expenses	44,259	34	35,896	35
Stock-based compensation	(3,475)	(2)	(1,681)	(2)
Non-GAAP sales and marketing expenses	40,784	32	34,215	33

General and administrative expenses:
GAAP general and administrative expenses	6,238	5	5,848	5
Stock-based compensation	(1,056)	(1)	(799)	(1)
Patent settlement	478	—	478	1
Non-GAAP general and administrative expenses	5,660	4	5,527	5

Total operating expenses:
GAAP operating expenses	70,885	55	57,686	56
Stock-based compensation	(6,823)	(5)	(3,465)	(4)
Patent settlement	478	—	478	1
Non-GAAP operating expenses	64,540	50	54,699	53

Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from a patent settlement. The following tables reconcile GAAP net income as reported on our condensed consolidated statements of operations to non-GAAP net income for the three months ended June 30, 2012 and June 30, 2011.

	Three Months Ended
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Net Income:
GAAP net income	13,950	14,494
Stock-based compensation expense(1)	7,852	3,870
Patent settlement(2)	(478)	(478)
Provision for income taxes(3)	8,276	4,941
Non-GAAP income before provision for income taxes	29,600	22,827
Tax effects related to non-GAAP adjustments(4)	(10,064)	(7,533)
Non-GAAP net income	19,536	15,294

Non-GAAP net income per share - diluted	0.12	0.09

Shares used in per share calculation - diluted	166,061	163,887
---------

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
Tax provision related to non-GAAP income before tax reflects 34% and 33% effective tax rates in the three months ended June 30, 2012 and June 30, 2011, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we currently plan to use a 34% tax rate for the year, subject to discrete items that may occur in a particular quarter.

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

There have been no significant changes to our critical accounting policies and estimates since the fiscal year ended December 31, 2011.

Revenue Recognition—In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 amended the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence (“VSOE”), third party evidence (“TPE”), and the best estimated selling price (“BESP”). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality.

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

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with ASU 2009-13. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to ASC 985-605 along with non-software deliverables that are subject to ASU 2009-13. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in ASU 2009-13.

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

For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels. We review our BESP estimates on a quarterly basis to coincide with our VSOE review process.

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

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with ASU 2009-13 and all related interpretations.

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

Subsequent Event

In August 2012, we purchased certain real property in Sunnyvale, California, for a total cash consideration of $14.5 million, to serve as the future corporate headquarters office for the Company.

Results of Operations

Three months ended June 30, 2012 and June 30, 2011

Revenue

	Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Revenue:
Product	61,692	48	46,687	45	15,005	32
Services	65,412	51	52,671	51	12,741	24
Ratable and other revenue	1,858	1	3,665	4	(1,807)	(49)
Total revenue	128,962	100	103,023	100	25,939	25

Revenue by Geography:
Americas	51,922	40	40,541	39	11,381	28
EMEA	43,664	34	36,633	36	7,031	19
APAC	33,376	26	25,849	25	7,527	29
Total revenue	128,962	100	103,023	100	25,939	25

Total revenue increased by $25.9 million, or 25%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The Americas and APAC regions contributed the largest portion of our revenue growth on a percentage basis. Product revenue increased by $15.0 million, or 32%, compared to the three months ended June 30, 2011, as we experienced higher sales volumes and increased demand for our mid-range and high-end products from our enterprise and service provider customers. Strong demand for the FortiGate-200B, Fortigate-300C and FortiGate-600C mid-range models and the FortiGate-1000C, 3950B and 5000-series high-end appliance products all contributed to the growth. Services revenue increased by $12.7 million, or 24%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decline in ratable and other revenue was primarily due to the decline in amortization of ratable revenue. Excluding the decline in ratable and other revenue, product and services revenue combined together increased by 28% compared to the three months ended June 30, 2011.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	23,935	16,591	7,344	44
Services	12,467	8,596	3,871	45
Ratable and other revenue	725	1,371	(646)	(47)
Total cost of revenue	37,127	26,558	10,569	40

Gross margin (%):
Product	61.2	64.5	(3.3)
Services	80.9	83.7	(2.8)
Ratable and other revenue	61.0	62.6	(1.6)
Total gross margin	71.2	74.2	(3.0)

Total gross margin decreased by 3.0 percentage points during the three months ended June 30, 2012 as both product and services gross margins declined. Product gross margin decreased by 3.3 percentage points during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily related to a higher quantity of mid-range products purchased by a large retail customer with lower than average gross margins. Overall, the average selling price for FortiGate related products remained consistent compared to the three months ended June 30, 2011, while unit volume increased to drive the growth. We also experienced the impact from cost increases related to higher material costs incurred to support higher density storage requirements for our upcoming release of FortiOS 5.0, our next generation operating system. We expect these product cost increases to be temporary as we begin to bring costs down in the future. From time to time, we have experienced sales of previously reserved inventory. During the three months ended June 30, 2012, we experienced a positive impact to gross margin of 0.3 of a percentage point due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.4 of a percentage point during the three months ended June 30, 2011. The 2.8 percentage points' decrease in services gross margin was primarily due to our continued investment in our technical support organization to accommodate our expanding customer base and higher demands from large enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription services. A $3.9 million increase in services costs consisted primarily of a $2.0 million increase in cash-based personnel costs related to headcount growth, a $0.3 million increase in warranty costs, a $0.2 million increase in travel expenses, a $0.2 million increase in occupancy-related costs, and a $0.6 million increase in depreciation and other expenses. Higher stock-based compensation expense of $0.6 million also reduced services gross margin by 0.6 of a percentage point compared to the three months ended June 30, 2011.

Operating Expenses

	Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	20,388	16	15,942	15	4,446	28
Sales and marketing	44,259	34	35,896	35	8,363	23
General and administrative	6,238	5	5,848	6	390	7
Total operating expenses	70,885	55	57,686	56	13,199	23

Research and development expense

Research and development expense increased by $4.4 million, or 28%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to an increase in personnel costs. Cash-based personnel costs increased by $2.0 million primarily due to increased headcount to support the development of new products and continued enhancements of our existing products. In addition, stock-compensation expense increased by $1.3 million; product development and certification expenses increased by $0.5 million; and depreciation and other expenses increased by $0.6 million. We intend to continue to invest in our research and development organization but expect expense as a percentage of revenue to remain comparable or decline in the second half of fiscal 2012.

Sales and marketing expense

Sales and marketing expense increased by $8.4 million, or 23%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to increased personnel costs. Cash-based personnel costs increased by $5.5 million due to higher salaries, commissions, and benefits resulting from increased headcount in order to expand our sales infrastructure. We also incurred a $1.8 million increase in stock-based compensation expense, a $0.6 million increase in marketing related activities, a $0.2 million increase in occupancy-related costs, and a $0.3 million increase in depreciation and other expenses. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to decline in the second half of fiscal 2012.

General and administrative expense

General and administrative expense increased by $0.4 million, or 7% in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase was primarily due to a $0.3 million increase in stock-based compensation expense and a $0.1 million increase in professional services. We expect general and administrative expense as a percentage of revenue to remain at comparable levels during the remainder of fiscal 2012.

Interest income and other income (expense), net

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Interest income	1,203	863	340	39
Other income (expense), net	73	(207)	280	(135)

The $0.3 million increase in interest income in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to interest earned on higher invested balances. The $0.3 million change in other income (expense), net for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to foreign exchange gains.

Provision for income taxes

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Provision for income taxes	8,276	4,941	3,335	67
Effective tax rate (%)	37	25	12	—

Our effective tax rate was 37% for the three months ended June 30, 2012, compared to an effective tax rate of 25% for the three months ended June 30, 2011.

The provision for income taxes for the three months ended June 30, 2012 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit of stock options exercised by employees in various foreign subsidiaries. During the three months ended June 30, 2012, we paid $5.4 million for income taxes. During the three months ended June 30, 2011, we received a refund of $0.2 million for income taxes.

The increase in the effective tax rate for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is primarily due to the expiration of the U.S. federal research tax credit and a decrease in benefit from adjustments in our intercompany transfer pricing associated with stock options exercised by employees in various foreign subsidiaries.

Six months ended June 30, 2012 and June 30, 2011

Revenue

	Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Revenue:
Product	114,896	47	86,852	44	28,044	32
Services	127,550	52	101,357	52	26,193	26
Ratable and other revenue	3,763	1	8,080	4	(4,317)	(53)
Total revenue	246,209	100	196,289	100	49,920	25

Revenue by Geography:
Americas	98,353	40	76,186	39	22,167	29
EMEA	84,550	34	70,274	36	14,276	20
APAC	63,306	26	49,829	25	13,477	27
Total revenue	246,209	100	196,289	100	49,920	25

Total revenue increased by $49.9 million, or 25%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, with all three regions growing over the prior year. Product revenue increased by $28.0 million, or 32%, compared to the six months ended June 30, 2011. The increase in product revenue was primarily driven by strong growth in the mid-range product line, driven by increased sales to large enterprise customers. Services revenue increased by $26.2 million, or 26%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable and other revenue was primarily due to the decline in amortization of ratable revenue. Excluding the decline in ratable and other revenue, product and services revenue combined together increased by 29% compared to the six months ended June 30, 2011.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	43,003	30,666	12,337	40
Services	23,680	16,377	7,303	45
Ratable and other revenue	1,487	2,931	(1,444)	(49)
Total cost of revenue	68,170	49,974	18,196	36

Gross margin (%):
Product	62.6	64.7	(2.1)
Services	81.4	83.8	(2.4)
Ratable and other revenue	60.5	63.7	(3.2)
Total gross margin	72.3	74.5	(2.2)

Total gross margin decreased by 2.2 percentage points during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, as both product and services gross margins declined. Product gross margin decreased 2.1 percentage points during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily related to a higher quantity of mid-range products purchased by a large retail customer with lower than average gross margins. We also experienced the impact from cost increases related to higher material costs incurred to support higher density storage requirements for our upcoming release of FortiOS 5.0, our next generation operating system. We expect these product cost increases to be temporary as we begin to bring costs down in the future. From time to time, we have experienced sales of previously reserved inventory. During the six months ended June 30, 2012, we experienced a positive impact to gross margin of 0.2 of a percentage point due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.4 of a percentage point in the same period of the prior year. Services gross margin decreased by 2.4 percentage points during the six months ended June 30, 2012 primarily due to our continued investment in our technical support organization to accommodate our expanding customer base and higher demands from enterprise customers. In addition, we experienced growth in our professional consulting services which has lower gross margins than our support and subscription businesses. Cost of services revenue increased by $7.3 million primarily due to a $3.9 million increase in cash-based personnel costs, an increase in warranty costs of $0.8 million, an increase in professional services of $0.4 million, an increase in travel expenses of $0.3 million, an increase in occupancy-related costs of $0.3 million, and an increase in depreciation and other expenses of $0.5 million. In addition, stock-based compensation increased by $1.1 million.

Operating Expenses

	Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	40,055	16	30,363	15	9,692	32
Sales and marketing	86,295	35	68,614	35	17,681	26
General and administrative	12,023	5	11,114	6	909	8
Total operating expenses	138,373	56	110,091	56	28,282	26

Research and development expense

Research and development expense increased by $9.7 million, or 32%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase of $4.3 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $2.8 million, product development expenses of $1.2 million, supplies of $0.4 million, occupancy-related costs of $0.2 million, and depreciation and other expenses of $0.8 million. We intend to continue to invest in our research and development organization but expect expense as a percentage of revenue to remain comparable or decline in the second half of fiscal 2012.

Sales and marketing expense

Sales and marketing expense increased by $17.7 million, or 26%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase of $11.6 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred higher stock-based compensation expense of $3.3 million, marketing-related expenses of $1.5 million, travel expenses of $0.3 million, occupancy-related costs of $0.3 million, product development expenses of $0.2 million, and depreciation and other expenses of $0.5 million. As a percentage of revenue, sales and marketing expenses remained flat as we accelerated the investment in our sales force during the past year to support future growth. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to decline in the second half of fiscal 2012.

General and administrative expense

General and administrative expense increased by $0.9 million, or 8%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to a $0.8 million increase in stock-based compensation expense. We expect general and administrative expense as a percentage of revenue to remain at comparable levels during the remainder of fiscal 2012.

Interest income and other income (expense), net

	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Interest income	2,287	1,656	631	38
Other income (expense), net	3	(302)	305	(101)

The $0.6 million increase in interest income in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to interest earned on higher invested balances. The $0.3 million change in other income (expense), net for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to lower foreign exchange losses.

Provision for income taxes

	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	($ amounts in 000's)
Provision for income taxes	13,833	9,497	4,336	46
Effective tax rate (%)	33	25	8	—

Our effective tax rate was 33% for the six months ended June 30, 2012, compared with an effective tax rate of 25% for the six months ended June 30, 2011. The provision for income taxes for the six months ended June 30, 2012 was comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate for the six months ended June 30, 2012 is primarily due to the expiration of the U.S. federal research tax credit and a decrease in benefit from adjustments in our intercompany transfer pricing associated with stock options exercised by employees in various foreign subsidiaries. During the six months ended June 30, 2012, we paid $6.4 million for income taxes. During the six months ended June 30, 2011, we received a refund of $1.0 million for income taxes.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	($ amounts in 000's)
Cash and cash equivalents	81,226	71,990
Investments	563,172	466,697
Total cash, cash equivalents and investments	644,398	538,687

Working capital	249,534	256,706

As of June 30, 2012, our cash, cash equivalents and investments of $644.4 million were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, certificates of deposit and term deposits, and U.S. government and agency securities. As of June 30, 2012, $21.5 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we were unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Summary of Cash Flows

	Six Months Ended
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Cash provided by operating activities	92,803	74,244
Cash used in investing activities	(105,933)	(79,887)
Cash provided by financing activities	22,808	15,710
Effect of exchange rates on cash and cash equivalents	(442)	1,093
Net increase in cash and cash equivalents	9,236	11,160

	Six Months Ended
	June 30, 2012	June 30, 2011
	($ amounts in 000's)
Net income	28,123	28,081
Adjustments for non-cash charges(1)	21,576	12,076
Net income before non-cash charges	49,699	40,157
Increase in deferred revenue	36,492	20,544
Increase in accounts payable and accrued liabilities, net	5,040	4,015
Increase in accrued payroll and compensation	3,119	357
Increase in income taxes payable and deferred tax assets, net	6,263	9,280
Decrease (increase) in prepaid expenses and other assets, net	789	(1,887)
Decrease in accounts receivable—net	171	63
Increase in inventory	(7,952)	(1,455)
(Decrease) increase in other liabilities	(818)	3,170
Net cash provided by operating activities	92,803	74,244
----------
(1) Non-cash charges consist of depreciation and amortization, loss on disposal of fixed assets, amortization of investment premiums, stock-based compensation, and excess tax benefit from employee stock option plans.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the six months ended June 30, 2012 provided $92.8 million in cash as a result of net income of $28.1 million, increased by non-cash adjustments of $21.6 million and sources of cash of $51.9 million partially offset by uses of cash of $8.8 million. Non-cash adjustments consisted of stock-based compensation of $15.1 million, amortization of investment premiums of $6.5 million, and depreciation and amortization of $5.1 million, offset partially by an excess tax benefit from employee stock option exercises of $5.2 million. Sources of cash were related to a $36.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $5.0 million increase in accounts payable and accrued liabilities, a $3.1 million increase in accrued payroll and compensation, a $5.7 million increase in income tax payable and a $0.5 million decrease related to the change in deferred tax assets, a $0.8 million decrease in prepaid expenses and other assets, net, and a $0.2 million decrease in accounts receivable, net . Uses of cash were primarily related to an $8.0 million increase in inventory to ensure adequate level of inventory to support high-turnover channel driven products to reduce the risk of product stockouts and a $0.8 million decrease in other liabilities.

Our operating activities during the six months ended June 30, 2011 provided $74.2 million in cash as a result of net income of $28.1 million, increased by non-cash adjustments of $12.1 million and sources of cash of $37.4 million partially offset by uses of cash of $3.3 million. Non-cash adjustments consisted of stock-based compensation of $6.9 million, amortization of investment premiums of $6.3 million, and depreciation and amortization of $3.3 million, offset partially by an excess tax benefit from employee stock option exercises of $4.5 million. Sources of cash were related to a $20.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $4.0 million increase in accounts payable and accrued liabilities, a $3.2 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years, a $0.4 million increase in accrued payroll and compensation, a $9.3 million increase in income tax payable and deferred tax assets, due to our continued profitability and timing of tax payments, and a $0.1 million decrease in accounts receivable. Uses of cash were primarily related to a $1.9 million increase in prepaid expenses and other assets and a $1.5 million increase in inventory to ensure adequate levels of inventory to support shipments of new product introductions in the second half of the year.

Investing Activities

Our investing activities during the six months ended June 30, 2012 consisted primarily of purchases, sales and maturities of investments, and to a lesser extent capital expenditures and acquisitions. The $105.9 million of cash used in investing activities during the six months ended June 30, 2012 was primarily due to net purchases of investments of $101.5 million, purchases of property and equipment of $3.9 million, and our acquisition of IntruGuard of $0.6 million.

Our investing activities during the six months ended June 30, 2011 consisted primarily of purchases, sales and maturities of investments, and to a lesser extent capital expenditures. The $79.9 million of cash used by investing activities during the six months ended June 30, 2011 was due to net purchases of investments of $75.8 million, our acquisition of TalkSwitch for $2.6 million, and purchases of property and equipment of $1.5 million.

Financing Activities

Our financing activities during the six months ended June 30, 2012 resulted in net cash provided of $22.8 million as a result of proceeds of $12.7 million and $5.0 million, from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $5.2 million.

Our financing activities during the six months ended June 30, 2011 resulted in net cash provided of $15.7 million as a result of proceeds of $11.2 million from the issuance of common stock under our stock option plans and an excess tax benefit from employee stock option exercises of $4.5 million.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2012:

	Payments Due By Period
	Total	Remainder of 2012	2013 - 2015	2016 - 2017	Thereafter
	($ amounts in 000's)
Operating leases (1)	21,718	6,547	15,171	—	—
Capital leases (2)	110	11	70	29	—
Purchase commitments (3)	26,900	26,900	—	—	—
Other contracts (4)	3,054	3,054	—	—	—
Total (5)	51,782	36,512	15,241	29	—
----------

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of contractual obligations from non-cancelable equipment financed under capital leases. Includes principal and imputed interest.

(3)	Consists of minimum purchase commitments with independent contract manufacturers.

(4)
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

(5)
No tax liabilities related to uncertain tax positions have been included in the table. As of June 30, 2012, we had $23.6 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2012, compared to the disclosures in Part II, Item 7A of our Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court will be hearing motions for summary judgment in November 2012, and has set a trial date for December 2012.

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with the company as the sole defendant.

In June 2012, we received a letter from SRI International (“SRI”) claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and/or not infringed by any of our products or services. The case is currently in the very early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
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

•
the timing of shipments, which may depend on many factors such as inventory levels and logistics, our ability to ship new products on schedule and to accurately forecast inventory requirements, and potential delays in the manufacturing process;

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

We rely significantly on revenue from subscription and support services which may decline, and because we recognize revenue from subscription and support services over the term of the relevant service period, downturns or upturns in sales of subscription and support services are not immediately reflected in full in our operating results.

Our services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal subscription and support services contracts may decline and fluctuate as a result of a number of factors, including end-customers' level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers' spending levels. If our sales of new or renewal subscription and support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize subscription and support services revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from subscription and support services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support services is not reflected in full in our results of operations until future periods. Our subscription and support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal services contracts must be recognized over the applicable service period. Furthermore increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products and models that we sell.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. For example, we experienced inventory shortages in the third quarter of 2011, based largely on more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors' products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc., Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), Palo Alto Networks, Inc., and Juniper Networks, Inc., that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

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

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market's perception of our security products and services. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any actual, possible, or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer, Michael Xie, our Co-founder, Vice President of Engineering and Chief Technology Officer, Ken Goldman, our Vice President and Chief Financial Officer, and any of our senior sales leaders, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers, and third-party manufacturing cost increases could result in lower gross margins.

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

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems, at one of our manufacturing partners would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore manufacturing cost increases for any reason could result in lower gross margins.

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by United Microelectronics Corporation and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). Faraday Technology Corporation (using UMC's foundry), Kawasaki Microelectronics America, Inc. (“K-Micro”) (using TSMC's foundry) and Renesas Electronics Corporation (using UMC's foundry) manufacture our ASICs on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union's (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, and may result in the loss of sales and customers, and increased component costs may result in lower gross margins.

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

The occurrence of any of these would be disruptive to us and could seriously harm our business. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our distributors, resellers and end-customers. This could harm our relationships with our channel partners and end-customers and could cause delays in shipment of our products and adversely affect our results of operations. In addition, increased component costs could result in lower gross margins.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A majority of our operating expenses is incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. For example, during the second and third quarters of 2011, we were affected by the weakening of the dollar against the Canadian dollar and the Euro, which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries' import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU, RoHS and the EU Waste Electrical and Electronic Equipment (WEEE) Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	a decrease in the stock option exercises by our employees in some of our foreign subsidiaries that can cause an adverse transfer pricing adjustment;

•	tax costs related to intercompany realignments;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles; or

•
changes in tax laws and regulations including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules, or changes to the U.S. income tax rate, which would necessitate a revaluation of our deferred tax assets and liabilities.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers' ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our or our service providers' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	failure of our sales force and partners to focus on selling new products;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, vulnerabilities, errors or failures or any perceived possible defects, vulnerabilities, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	easing of regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

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

Increased market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. We have historically had relatively low spending on certain marketing activities, and, if our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

Demand for UTM products may be limited by market perception that UTM products are inferior to network security solutions from multiple vendors.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco Systems, Inc., Juniper Networks, Inc., and security vendors such as Check Point Software Technologies Ltd., McAfee, Inc. (acquired by Intel Corporation), SonicWALL, Inc. (acquired by Dell, Inc.), Palo Alto Networks, Inc., and other point solution security vendors.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License (LGPL), the BSD License, the Apache License and others. From time-to-time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants' intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners whom we typically indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

From time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending, as discussed in “Item 1-Legal Proceedings.” We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and other forms of litigation and disputes. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the three months ended June 30, 2012, the price of our common stock ranged from $20.41 to $28.44.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. If we need to raise additional funds in the future, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per-share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the stockholders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

As of July 31, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	providing for a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2012

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