Form 10-Q
period 2012-09-30
FORTINET INC
filed 2012-10-30
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of October 23, 2012, there were 159,938,847 shares of the registrant's common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

Part I

ITEM 1.	Financial Statements
FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,466	$71,990
Short-term investments	299,180	318,283
Accounts receivable, net of allowance for doubtful accounts of $234 and $336 at September 30, 2012 and December 31, 2011, respectively	89,843	95,522
Inventory	26,182	16,249
Deferred tax assets	7,088	7,578
Prepaid expenses and other current assets	16,893	13,948
Total current assets	514,652	523,570
PROPERTY AND EQUIPMENT—Net	26,020	7,966
DEFERRED TAX ASSETS—Non-current	50,393	46,523
LONG-TERM INVESTMENTS	315,657	148,414
OTHER ASSETS	6,546	8,274
TOTAL ASSETS	$913,268	$734,747

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,160	$19,768
Accrued liabilities	19,032	15,971
Accrued payroll and compensation	25,940	24,197
Deferred revenue	230,562	206,928
Total current liabilities	298,694	266,864
DEFERRED REVENUE—Non-current	109,516	87,905
OTHER LIABILITIES	26,589	21,624
Total liabilities	434,799	376,393
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value - 300,000 shares authorized; 161,217 and 156,401 shares issued and 159,808 and 154,992 shares outstanding at September 30, 2012 and December 31, 2011, respectively	161	156
Additional paid-in-capital	388,632	317,026
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	3,577	402
Retained earnings	89,094	43,765
Total stockholders' equity	478,469	358,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$913,268	$734,747
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUE:
Product	$63,027	$53,093	$177,923	$139,945
Services	69,782	57,835	197,332	159,192
Ratable and other revenue	3,459	5,498	7,222	13,578
Total revenue	136,268	116,426	382,477	312,715
COST OF REVENUE:
Product	23,995	20,606	66,997	51,272
Services	13,166	9,438	36,846	25,815
Ratable and other revenue	647	1,095	2,135	4,026
Total cost of revenue	37,808	31,139	105,978	81,113
GROSS PROFIT:
Product	39,032	32,487	110,926	88,673
Services	56,616	48,397	160,486	133,377
Ratable and other revenue	2,812	4,403	5,087	9,552
Total gross profit	98,460	85,287	276,499	231,602
OPERATING EXPENSES:
Research and development	20,498	16,834	60,553	47,197
Sales and marketing	44,743	36,934	131,038	105,548
General and administrative	7,449	5,359	19,473	16,473
Total operating expenses	72,690	59,127	211,064	169,218
OPERATING INCOME	25,770	26,160	65,435	62,384
INTEREST INCOME	1,318	904	3,606	2,560
OTHER (EXPENSE) INCOME—Net	(317)	60	(315)	(242)
INCOME BEFORE INCOME TAXES	26,771	27,124	68,726	64,702
PROVISION FOR INCOME TAXES	9,565	9,207	23,397	18,704
NET INCOME	$17,206	$17,917	$45,329	$45,998
Net income per share:
Basic	$0.11	$0.12	$0.29	$0.30
Diluted	$0.10	$0.11	$0.27	$0.28
Weighted-average shares outstanding:
Basic	158,751	153,265	157,416	151,958
Diluted	166,791	163,869	166,127	163,554
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$17,206	$17,917	$45,329	$45,998
Other comprehensive income:
Foreign currency translation gains (losses)	1,092	(1,722)	867	(797)
Unrealized gains (losses) on investments	1,968	(1,347)	3,441	(1,194)
Unrealized losses on cash flow hedges	(19)	(119)	—	(194)
Tax provision related to items of other comprehensive income	(618)	—	(1,133)	—
Net change in accumulated other comprehensive income	2,423	(3,188)	3,175	(2,185)
Comprehensive income	$19,629	$14,729	$48,504	$43,813
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,329	$45,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,076	5,114
Amortization of investment premiums	10,002	9,508
Stock-based compensation	23,928	12,674
Excess tax benefit from employee stock option plan	(9,611)	(9,264)
Other non-cash items, net	893	22
Changes in operating assets and liabilities:
Accounts receivable—net	5,680	(3,559)
Inventory	(14,977)	(1,478)
Deferred tax assets	(4,515)	(5,546)
Prepaid expenses and other current assets	(71)	(1,009)
Other assets	1,885	312
Accounts payable	3,049	2,514
Accrued liabilities	2,662	4,867
Accrued payroll and compensation	1,563	1,582
Other liabilities	(1,361)	2,664
Deferred revenue	45,192	22,471
Income taxes payable	15,849	23,413
Net cash provided by operating activities	133,573	110,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(523,389)	(407,110)
Sales of investments	25,768	75,582
Maturities of investments	343,174	204,099
Purchases of property and equipment	(20,283)	(2,785)
Payment made in connection with business acquisition	(749)	(2,623)
Net cash used in investing activities	(175,479)	(132,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36,006	14,018
Excess tax benefit from employee stock option plan	9,611	9,264
Net cash provided by financing activities	45,617	23,282
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(235)	(957)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,476	(229)
CASH AND CASH EQUIVALENTS—Beginning of period	71,990	66,859
CASH AND CASH EQUIVALENTS—End of period	$75,466	$66,630
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$10,335	$(689)
NON-CASH INVESTING ACTIVITIES:
Purchases of property and equipment not yet paid	$722	$301
Liability incurred in connection with business acquisition	$201	$—
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2011, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 28, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

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

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product, therefore, our hardware appliances are considered non-software deliverables and are no longer within the scope of Software Revenue Recognition (“ASC 985-605”).

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. We adopted ASU 2011-05 in the first quarter of 2012 and applied it retrospectively. We elected to present the comprehensive income in two separate but consecutive statements within our condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments ($ amounts in 000's):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	7,600	1	—	7,601
Corporate debt securities	521,502	1,856	(102)	523,256
Commercial paper	33,814	15	—	33,829
Municipal bonds	40,210	94	(4)	40,300
Certificates of deposit and term deposits	9,844	7	—	9,851
Total available-for-sale securities	612,970	1,973	(106)	614,837

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	38,900	10	(2)	38,908
Corporate debt securities	339,110	219	(1,832)	337,497
Commercial paper	51,025	7	(5)	51,027
Municipal bonds	20,473	36	(5)	20,504
Certificates of deposit and term deposits	18,762	1	(2)	18,761
Total available-for-sale securities	468,270	273	(1,846)	466,697

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, at September 30, 2012 ($ amounts in 000's):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	84,190	(98)	2,001	(4)	86,191	(102)
Municipal bonds	5,382	(4)	—	—	5,382	(4)
Total available-for-sale securities	89,572	(102)	2,001	(4)	91,573	(106)

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of our investments are as follows ($ amounts in 000's):

	September 30, 2012	December 31, 2011
Due within one year	299,180	318,283
Due within one to three years	315,657	148,414
Total	614,837	466,697

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 ($ amounts in 000's):

	September 30, 2012			December 31, 2011
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	7,601	—	7,601	38,908	—	38,908
Corporate debt securities	523,256	—	523,256	337,497	—	337,497
Commercial paper	44,428	—	44,428	64,890	—	64,890
Municipal bonds	40,300	—	40,300	20,504	—	20,504
Certificates of deposit and term deposits	9,851	—	9,851	18,761	—	18,761
Money market funds	33,000	33,000	—	31,438	31,438	—
Total	658,436	33,000	625,436	511,998	31,438	480,560
Reported as:
Cash equivalents	43,599			45,301
Short-term investments	299,180			318,283
Long-term investments	315,657			148,414
Total	658,436			511,998

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of September 30, 2012 or December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2012.

3. INVENTORY

Inventory consisted of the following ($ amounts in 000's):

	September 30, 2012	December 31, 2011
Raw materials	4,927	3,447
Finished goods	21,255	12,802
Inventory	26,182	16,249

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000's):

	September 30, 2012	December 31, 2011
Land	13,895	—
Building and building improvements	610	—
Evaluation units	17,388	13,912
Computer equipment and software	17,449	12,219
Furniture and fixtures	1,400	1,307
Leasehold improvements and tooling	5,047	4,381
Total property and equipment	55,789	31,819
Less: accumulated depreciation	(29,769)	(23,853)
Property and equipment—net	26,020	7,966

In August 2012, we purchased certain real property including land and a building in Sunnyvale, California, for cash of $14.5 million, to support the growth in our business operations. Of the total cost, we allocated $13.9 million to land and $0.6 million to building and building improvements.

Depreciation expense was $2.7 million and $1.8 million during the three months ended September 30, 2012 and September 30, 2011, respectively. Depreciation expense was $7.2 million and $5.1 million during the nine months ended September 30, 2012 and September 30, 2011, respectively.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effects of stock options, restricted stock units (“RSUs”), and the employee stock purchase plan ("ESPP"). Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, RSUs, and ESPP.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000's, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income	17,206	17,917	45,329	45,998

Denominator:
Basic shares:
Weighted-average common shares outstanding - basic	158,751	153,265	157,416	151,958

Diluted shares:
Weighted-average common shares outstanding - basic	158,751	153,265	157,416	151,958
Effect of potentially dilutive securities:
Employee stock options, restricted stock units, and employee stock purchase plan	8,040	10,604	8,711	11,596
Weighted-average shares used to compute diluted net income per share	166,791	163,869	166,127	163,554
Net income per share:
Basic	0.11	0.12	0.29	0.30
Diluted	0.10	0.11	0.27	0.28

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive (in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Options to purchase common stock	5,686	5,058	6,847	3,375
RSUs	388	—	130	—
ESPP	303	186	300	186
	6,377	5,244	7,277	3,561

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000's):

	September 30, 2012	December 31, 2011
Product	6,391	5,817
Services	322,936	272,843
Ratable and other revenue	10,751	16,173
Total deferred revenue	340,078	294,833
Reported as:
Current	230,562	206,928
Non-current	109,516	87,905
Total deferred revenue	340,078	294,833

7. COMMITMENTS AND CONTINGENCIES

Leases—We lease certain of our facilities under various non-cancelable operating leases, which expire through 2017. Rent expense was $2.1 million for each of the three-month periods ended September 30, 2012 and September 30, 2011. Rent expense was $6.5 million and $6.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The aggregate future non-cancelable minimum rental payments on operating leases as of September 30, 2012 are as follows ($ amounts in 000's):

Rental Payment
Fiscal years:
2012 (remainder)	2,425
2013	7,799
2014	5,024
2015	2,291
Thereafter	579
Total	18,118

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2012, we had $23.8 million of open purchase orders with our independent contract manufacturers that are not cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations associated with our ordinary course of business for which we have not received goods or services. As of September 30, 2012, we had $3.9 million in other purchase commitments.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Warranties—We generally provide a one-year warranty on hardware products and a 90-day warranty on software. Accrued warranty activities are summarized as follows ($ amounts in 000's).

	For The Nine Months Ended And As Of	For The Year Ended And As Of
	September 30, 2012	December 31, 2011
Accrued warranty balance - beginning of the period	2,582	1,878
Warranty costs incurred	(1,843)	(1,778)
Provision for warranty	1,604	2,103
Adjustments to previous estimates	(307)	379
Accrued warranty balance - end of the period	2,036	2,582

Litigation—In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings on both asserted patents. The U.S. Patent and Trademark Office (“PTO”) has rejected all of the claims of the patents in the suit and ESR appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI's review, all claims of the asserted ESR patents remain rejected. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court set a trial date for December 2012, but subsequently we have made progress in settlement discussions for this matter. We have determined that, as of this time, it is reasonably likely that to settle this matter, Fortinet will pay approximately $1.0 million, which has been accrued as of September 30, 2012.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

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

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY

Restricted Stock Units

Our 2009 Equity Incentive Plan (the “2009 Plan”) permits us to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares. In August 2012, we began to grant RSUs instead of stock options to employees, non-employees, and members of the board of directors. RSUs are payable in shares of our common stock as the periodic vesting requirements are satisfied. RSUs will vest over a four-year period from the date of grant if the employees, non-employees, or directors, as applicable, remain with us for the duration of the vesting period. The value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.

The following table summarizes the RSU activity and related information for the period presented below (in 000's, except per share amounts):

	Restricted Stock Units Outstanding
	Number Of Shares	Weighted- Average Grant-Date Fair Value per Share ($)
Balance—December 31, 2011	—	—
Granted	667	24.89
Forfeited	(14)	24.89
Vested	—	—
Balance—September 30, 2012	653	24.89
RSUs expected to vest—September 30, 2012	602	24.89

As of September 30, 2012, total compensation cost related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan but not yet recognized was $16.0 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.8 years.

Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected term in years	—	4.6	4.6	4.6
Volatility (%)	—	46.2	46.4 - 51.9	40.4 - 46.2
Risk-free interest rate (%)	—	1.5	0.7 - 0.9	1.5 - 2.0
Dividend rate (%)	—	—	—	—
Estimated fair value ($)	—	8.07	11.13	7.85

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock option activity and related information for the period presented below (in 000's, except per share amounts and contractual life):

	Options Outstanding
	Number Of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2011	21,389	9.10
Granted	3,401	26.38
Forfeited	(1,024)	19.10
Exercised (aggregate intrinsic value of $83,313)	(4,238)	5.92
Balance—September 30, 2012	19,528	12.32
Options vested and expected to vest—September 30, 2012	18,876	12.07	4.36	234,005
Options vested and exercisable—September 30, 2012	10,894	6.17	3.44	195,582

As of September 30, 2012, total compensation cost related to unvested stock options granted to employees under the 2009 plan but not yet recognized was $75.5 million, net of estimated forfeitures. This cost is expected to be amortized on a straight-line basis over a weighted-average period of 2.7 years.

Shares Available for Grant

The following table presents the equity based awards (including stock options and RSUs) available for future issuance (in 000's)

Shares Available For Grant
Balance—December 31, 2011	17,399
Authorized	7,750
Options granted	(3,401)
Options forfeited	1,024
Options exercised	—
RSUs granted	(667)
RSUs forfeited	14
RSUs exercised	—
Balance—September 30, 2012	22,119

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Purchase Plan

The following table summarizes the weighted-average assumptions relating to our ESPP:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected term in years	0.5	0.5	0.5	0.5
Volatility (%)	43.1	59.9	53.7	59.9
Risk-free interest rate (%)	0.2	0.1	0.1	0.1
Dividend rate (%)	—	—	—	—
Estimated fair value ($)	6.63	6.56	7.06	6.56

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of product revenue	85	64	237	129
Cost of services revenue	1,018	564	2,704	1,124
Research and development	2,525	1,516	6,774	2,954
Sales and marketing	3,879	2,708	10,797	6,289
General and administrative	1,323	882	3,416	2,178
	8,830	5,734	23,928	12,674

The following table summarizes stock-based compensation expense by award type ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Options—employee	6,825	5,193	19,507	11,877
Options—non-employee	160	6	475	262
RSUs	576	—	576	—
ESPP	1,269	535	3,370	535
	8,830	5,734	23,928	12,674

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. INCOME TAXES

The effective tax rate was 36% for the three months ended September 30, 2012, compared to an effective tax rate of 34% for the three months ended September 30, 2011. The effective tax rate was 34% for the nine months ended September 30, 2012, compared to an effective tax rate of 29% for the nine months ended September 30, 2011. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of September 30, 2012 and December 31, 2011, unrecognized tax benefits were $25.2 million and $19.3 million, respectively. The total amount of $25.2 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012, we had approximately $1.5 million accrued for estimated interest related to uncertain tax positions. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

10. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP Plan”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our aggregate matching contributions to the 401(k) Plan and RRSP Plan for the three and nine months ended September 30, 2012 were $0.4 million and $1.4 million, respectively. Our aggregate matching contributions to the 401(k) Plan and RRSP Plan for the three and nine months ended September 30, 2011 were $0.4 million and $1.2 million, respectively.

11. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The following tables set forth revenue, and property and equipment—net, by geographic region ($ amounts in 000's):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Americas:
United States	38,674	36,565	103,983	88,838
Other Americas	18,543	13,463	51,587	37,376
Total Americas	57,217	50,028	155,570	126,214
Europe, Middle East and Africa (“EMEA”)	45,566	37,942	130,116	108,216
Asia Pacific and Japan (“APAC”)	33,485	28,456	96,791	78,285
Total revenue	136,268	116,426	382,477	312,715

During the three and nine months ended September 30, 2012, one distributor, Exclusive Networks, accounted for 10% and 11% of revenue, respectively. During the three and nine months ended September 30, 2011, no single customer or distributor accounted for 10% or more of total revenue.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment—Net	September 30, 2012	December 31, 2011
Americas:
United States	18,499	2,225
Canada	4,888	4,062
Other Americas	78	33
Total Americas	23,465	6,320
EMEA	1,348	805
APAC	1,207	841
Total property and equipment—net	26,020	7,966

12. FOREIGN CURRENCY DERIVATIVES

The notional value of our outstanding forward exchange contracts that were entered into in order to hedge balance sheet accounts as of September 30, 2012 consisted of the following ($ amounts in 000's):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency
CAD	Buy	16,812
EUR	Buy	5,908
GBP	Buy	3,083

13. ACQUISITION

On March 8, 2012, we completed the acquisition of IntruGuard Devices (“IntruGuard”), a leading supplier of Intelligent Availability Protection Systems, for a total consideration of $950,000. Of the total consideration, $400,000 is being withheld in escrow as security for IntruGuard's indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $940,000. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being expensed as Cost of revenue on a straight-line basis over three years. Of the $400,000 previously withheld in escrow, $199,000 was released to the selling shareholders during the three months ended September 30, 2012.

FORTINET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. INTANGIBLE ASSETS

The following table presents the detail of our intangible assets with definite lives included in other assets ($ amounts in 000's):

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	3,041	1,145	1,896	1,772	394	1,378

Amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The following table summarizes estimated future amortization expense of intangible assets with definite lives as of September 30, 2012 ($ amounts in 000's):

Amount
Fiscal Years:
2012 (remainder)	279
2013	964
2014	540
2015	108
2016	5
Total	1,896

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	continued sales into large enterprises;

•	mix of billings between products and services;

•mix of service sales containing multi-year support and subscription contracts;

•	the significance of stock-based compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to service revenue as we renew existing services contracts and expand our customer base;

•	the impact of our product innovation strategy;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	our effective tax rate; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. As of September 30, 2012, we had shipped over 1,000,000 appliances to more than 10,000 channel partners and to more than 140,000 end-customers worldwide, including a majority of the Fortune Global 100.

Our core Unified Threat Management (“UTM”) product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, antispam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 series, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Sales of FortiGate products are generally balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales. Our UTM solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, antivirus, Web filtering, vulnerability management and antispam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against denial of service attacks (DDoS) and endpoint security for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10% of our revenue.

In October 2012, we announced our new FortiOS 5.0 operating system.  FortiOS 5.0 is our fifth generation security operating system, and this release brings more than 150 new features to our FortiGate product line. In addition, we announced version 5.0 operating systems for our FortiManager, FortiAnalyzer, and FortiClient products, to address the need for increasingly sophisticated management and analysis of the network infrastructure and endpoint devices in various environments.

In October 2012, we also announced our new FortiASIC-SoC2 processor. FortiASIC-SoC2 is our second-generation processor that combines general purpose processing power with Fortinet's custom technology to provide hardware-accelerated network security performance for our FortiGate appliances. It provides more than double the general processing capacity than its predecessor.

Financial Highlights

•
We recorded revenue of $136.3 million and $382.5 million during the three and nine months ended September 30, 2012, respectively. This represents an increase of 17% and 22% during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year. Revenue included $1.8 million and $2.6 million from the sales of previously-acquired patents during the three months ended September 30, 2012 and September 30, 2011, respectively. Product revenue was $63.0 million and $177.9 million during the three and nine months ended September 30, 2012, respectively, an increase of 19% and 27% during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year. Services revenue was $69.8 million and $197.3 million during the three and nine months ended September 30, 2012, respectively, an increase of 21% and 24% during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.

•	We generated cash flows from operating activities of $133.6 million during the nine months ended September 30, 2012, an increase of 21% compared to the same period last year.

•	Cash, cash equivalents and investments were $690.3 million as of September 30, 2012, an increase of $151.6 million from December 31, 2011.

•	Deferred revenue was $340.1 million as of September 30, 2012, an increase of $45.2 million from December 31, 2011.

During the three months ended September 30, 2012, revenues grew as a result of the successful execution of our global sales strategy and the continued product innovation that has strengthened our technology advantages and resulted in market share gains. The recent introduction of several new FortiGate entry-level appliances such as the FortiGate-20C and -40C with their WIFI counterparts and the FortiGate-100D; the FortiGate-600C and FortiGate-800C mid-range appliances; and the FortiGate-1000C, FortiGate-3240C and FortiGate-5101C for large enterprises and service providers continued to gain traction and contributed to the revenue growth.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. We experienced healthy deal volumes driven by traction in enterprise data center deployments, large enterprise deals, with particular strength in the retail, financial and telecommunications sectors. The number of deals involving sales greater than $100,000 was 168 in the three months ended September 30, 2012, compared to 130 in the three months ended September 30, 2011. The number of deals involving sales greater than $250,000 was 61 in the three months ended September 30, 2012, compared to 39 in the three months ended September 30, 2011. The number of deals involving sales greater than $500,000 was 16 in the three months ended September 30, 2012, compared to 13 in the three months ended September 30, 2011. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets, and meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large customers, such as enterprise and service providers. While we have experienced some success selling into certain vertical customer segments, such as service providers and enterprise, we have experienced less traction selling into other verticals such as the U.S. federal government and there can be no assurance we will be successful selling into certain vertical customer segments.

During the three months ended September 30, 2012, operating expenses increased by 23% compared to the same period last year. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. We also incurred $1.3 million of litigation settlement expense in the three months ended September 30, 2012. These increases were partially offset by favorable foreign currency exchange rates compared to the same period last year. Headcount increased to 1,854 at September 30, 2012 from 1,527 at September 30, 2011. Our accelerated pace of hiring continued this quarter, particularly in support, sales and marketing and research and development as we increased headcount by 92 from June 30, 2012.
Key Metrics

We monitor the key financial metrics set forth below on a quarterly basis to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our total deferred revenue increased by $8.7 million from $331.4 million at June 30, 2012 to $340.1 million at September 30, 2012. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the quarterly revenue that we recognize. We also ended the three months ended September 30, 2012 with $690.3 million in cash, cash equivalents and investments and have had positive cash flow from operations for every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin under “Results of Operations,” and we discuss our cash, cash equivalents, and investments under “Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	For The Three Months Ended Or As Of
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Revenue	136,268	116,426
Gross margin	72%	73%
Operating income(1)	25,770	26,160
Operating margin	19%	22%
Total deferred revenue	340,078	275,126
Increase in total deferred revenue over prior quarter	8,710	1,927
Cash, cash equivalents and investments	690,303	502,967
Cash flows from operating activities	40,770	36,039
Free cash flow(2)	24,342	34,704
----------
(1) Includes:
Stock-based compensation expense	8,830	5,734
Patent settlement income	478	478
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

	Three Months Ended
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Billings:
Revenue	136,268	116,426
Increase in deferred revenue	8,710	1,927
Total billings (Non-GAAP)	144,978	118,353

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

	Three Months Ended
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Free Cash Flow:
Net cash provided by operating activities	40,770	36,039
Less purchases of property and equipment	(16,428)	(1,335)
Free cash flow (Non-GAAP)	24,342	34,704

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

Non-GAAP gross margin is gross margin as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP income from operations is operating income, as reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. Non-GAAP operating margin is non-GAAP income from operations divided by revenue. The following tables reconcile GAAP gross margin, income from operations, and operating margin to non-GAAP gross margin, non-GAAP income from operations, and non-GAAP operating margin for the three months ended September 30, 2012 and September 30, 2011.

	Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Total revenue	136,268		116,426

GAAP gross profit and margin	98,460	72	85,287	73
Stock-based compensation expense	1,103	1	628	1
Non-GAAP gross profit and margin	99,563	73	85,915	74

GAAP income from operations and margin	25,770	19	26,160	22
Stock-based compensation expense:
Cost of revenue	1,103	1	628	1
Research and development	2,525	1	1,516	1
Sales and marketing	3,879	3	2,708	2
General and administrative	1,323	1	882	1
Total stock-based compensation	8,830	6	5,734	5
Patent settlement	(478)	—	(478)	—
Non-GAAP income from operations and margin	34,122	25	31,416	27

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for the three months ended September 30, 2012 and September 30, 2011.

	Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
	($ amounts in 000's)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	20,498	15	16,834	14
Stock-based compensation	(2,525)	(1)	(1,516)	(1)
Non-GAAP research and development expenses	17,973	14	15,318	13

Sales and marketing expenses:
GAAP sales and marketing expenses	44,743	33	36,934	32
Stock-based compensation	(3,879)	(3)	(2,708)	(2)
Non-GAAP sales and marketing expenses	40,864	30	34,226	30

General and administrative expenses:
GAAP general and administrative expenses	7,449	5	5,359	5
Stock-based compensation	(1,323)	(1)	(882)	(1)
Patent settlement	478	—	478	—
Non-GAAP general and administrative expenses	6,604	4	4,955	4

Total operating expenses:
GAAP operating expenses	72,690	53	59,127	51
Stock-based compensation	(7,727)	(5)	(5,106)	(4)
Patent settlement	478	—	478	—
Non-GAAP operating expenses	65,441	48	54,499	47

Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from a patent settlement. The following tables reconcile GAAP net income as reported on our condensed consolidated statements of operations to non-GAAP net income for the three months ended September 30, 2012 and September 30, 2011.

	Three Months Ended
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Net Income:
GAAP net income	17,206	17,917
Stock-based compensation expense(1)	8,830	5,734
Patent settlement(2)	(478)	(478)
Provision for income taxes(3)	9,565	9,207
Non-GAAP income before provision for income taxes	35,123	32,380
Tax effects related to non-GAAP adjustments(4)	(11,942)	(10,685)
Non-GAAP net income	23,181	21,695

Non-GAAP net income per share - diluted	0.14	0.13

Shares used in per share calculation - diluted	166,791	163,869
---------

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
Tax provision related to non-GAAP income before tax reflects 34% and 33% effective tax rates in the three months ended September 30, 2012 and September 30, 2011, respectively. Based on the annual estimate for geographic split of income, as well as various tax credits we expect to achieve in various locations, we currently plan to use a 34% tax rate for the year, subject to discrete items that may occur in a particular quarter.

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

Recently Adopted Accounting Pronouncements

See Note 1 of our notes to condensed consolidated financial statements for a full description of recently adopted accounting pronouncements.

Results of Operations

Three months ended September 30, 2012 and September 30, 2011

Revenue

	Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Revenue:
Product	63,027	46	53,093	46	9,934	19
Services	69,782	51	57,835	50	11,947	21
Ratable and other revenue	3,459	3	5,498	4	(2,039)	(37)
Total revenue	136,268	100	116,426	100	19,842	17

Revenue by Geography:
Americas	57,217	42	50,028	43	7,189	14
EMEA	45,566	33	37,942	33	7,624	20
APAC	33,485	25	28,456	24	5,029	18
Total revenue	136,268	100	116,426	100	19,842	17

Total revenue increased by $19.8 million, or 17%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. All three regions delivered growth compared to the prior year. Product revenue increased by $9.9 million, or 19%, compared to the three months ended September 30, 2011, as we experienced higher sales volumes and increased demand for our entry-level and high-end products. Strong demand for the FortiGate-40C, FortiGate-60C and Fortigate-100D entry-level models and the FortiGate-1000C, -3240C and 5000-series high-end appliance products all contributed to the growth. Overall, the average selling price for products was slightly lower due to a greater mix of entry-level products, while unit volume increased to drive the growth, compared to the three months ended September 30, 2011. Services revenue increased by $11.9 million, or 21%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable and other revenue was due to the continuing decline in amortization of ratable revenue. Ratable and other revenue for the three months ended September 30, 2012 included a $1.8 million sale of previously-acquired patents, which was a decrease from a $2.6 million sale of previously-acquired patents in the three months ended September 30, 2011. Excluding the decline in ratable and other revenue, product and services revenue combined together increased by 20% compared to the three months ended September 30, 2011.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	23,995	20,606	3,389	16
Services	13,166	9,438	3,728	39
Ratable and other revenue	647	1,095	(448)	(41)
Total cost of revenue	37,808	31,139	6,669	21

Gross margin (%):
Product	61.9	61.2	0.7
Services	81.1	83.7	(2.6)
Ratable and other revenue	81.3	80.1	1.2
Total gross margin	72.3	73.3	(1.0)

Total gross margin decreased by 1.0 percentage point during the three months ended September 30, 2012 driven by a decline in services gross margins. Product gross margin increased by 0.7 of a percentage point during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily related to lower overhead and indirect product costs as a percentage of product revenue. This was partially offset by higher direct product costs as a percentage of product revenue due to a greater mix of entry-level product sales. We also continued to experience the impact from cost increases related to higher material costs incurred to support higher density storage requirements for our recent release of FortiOS 5.0, our next generation operating system. We expect these product cost increases to be temporary as we begin to bring costs down in the future. From time to time, we have experienced sales of previously reserved inventory. During the three months ended September 30, 2012, we experienced a positive impact to gross margin of 0.2 of a percentage point due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.5 of a percentage point during the three months ended September 30, 2011. The 2.6 percentage points' decrease in services gross margin was primarily due to our continued investment in our technical support team to accommodate our expanding customer base and higher demands from large enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription services. The $3.7 million increase in services costs consisted primarily of a $2.2 million increase in cash-based personnel costs related to headcount growth, a $0.5 million increase in warranty costs, and a $0.5 million increase in other expenses. Higher stock-based compensation expense of $0.5 million also reduced services gross margin by 0.6 of a percentage point compared to the three months ended September 30, 2011.

Operating expenses

	Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	20,498	15	16,834	14.4	3,664	22
Sales and marketing	44,743	33	36,934	31.7	7,809	21
General and administrative	7,449	5	5,359	4.6	2,090	39
Total operating expenses	72,690	53	59,127	50.7	13,563	23

Research and development expense

Research and development expense increased by $3.7 million, or 22%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in personnel costs. Cash-based personnel costs increased by $2.2 million primarily due to increased headcount to support the development of new products and continued enhancements of our existing products. In addition, stock-compensation expense increased by $1.0 million and other expenses increased by $0.5 million. The increase in research and development expense was partially offset by a 4% year-over-year increase in the US dollar exchange rate against the Canadian dollar, as a majority of our research and development personnel are located in Canada. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain comparable or decline for the remainder of fiscal 2012.

Sales and marketing expense

Sales and marketing expense increased by $7.8 million, or 21%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increased personnel costs. Cash-based personnel costs increased by $4.0 million due to higher salaries, commissions, and benefits resulting from increased headcount in order to expand our sales infrastructure. We also incurred a $1.2 million increase in stock-based compensation expense, a $0.9 million increase in marketing related activities, a $0.4 million increase in depreciation expense, a $0.3 million increase in litigation settlement expense, a $0.2 million increase in occupancy-related costs, and a $0.7 million increase other expenses. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to remain at comparable levels for the remainder of fiscal 2012.

General and administrative expense

General and administrative expense increased by $2.1 million, or 39% in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Cash-based personnel costs increased by $0.4 million, stock-based compensation expense increased by $0.4 million, supplies expense increased by $0.2 million, and professional services expenses increased by $0.1 million. In addition, we recorded an accrual of $1.0 million for litigation settlement expense. We expect general and administrative expense as a percentage of revenue to remain comparable or decline during the remainder of fiscal 2012.

Interest income and other (expense) income, net

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Interest income	1,318	904	414	46
Other (expense) income, net	(317)	60	(377)	*
______________
* not meaningful

The $0.4 million increase in interest income in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to interest earned on higher invested balances. The $0.4 million change in other (expense) income, net was primarily due to higher foreign exchange losses for the three months ended September 30, 2012.

Provision for income taxes

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Provision for income taxes	9,565	9,207	358	4
Effective tax rate (%)	36	34	2	—

Our effective tax rate was 36% for the three months ended September 30, 2012, compared to an effective tax rate of 34% for the three months ended September 30, 2011.

The provision for income taxes for the three months ended September 30, 2012 is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax, and includes the benefit from adjustments in our intercompany transfer pricing associated with the benefit from stock options exercised by employees in various foreign subsidiaries. During the three months ended September 30, 2012, we paid $4.0 million for income taxes. During the three months ended September 30, 2011, we paid $0.3 million for income taxes.

The increase in the effective tax rate for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is primarily due to the expiration of the U.S. federal research tax credit and a decrease in benefit from adjustments in our intercompany transfer pricing associated with stock options exercised by employees of various foreign subsidiaries.

Nine months ended September 30, 2012 and September 30, 2011

Revenue

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Revenue:
Product	177,923	47	139,945	45	37,978	27
Services	197,332	52	159,192	51	38,140	24
Ratable and other revenue	7,222	1	13,578	4	(6,356)	(47)
Total revenue	382,477	100	312,715	100	69,762	22

Revenue by Geography:
Americas	155,570	41	126,214	40	29,356	23
EMEA	130,116	34	108,216	35	21,900	20
APAC	96,791	25	78,285	25	18,506	24
Total revenue	382,477	100	312,715	100	69,762	22

Total revenue increased by $69.8 million, or 22%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, with all three regions growing over the prior year. Product revenue increased by $38.0 million, or 27%, compared to the nine months ended September 30, 2011. The increase in product revenue was primarily driven by strong growth in the entry-level and mid-range product lines, driven by increased sales to large enterprise customers. Overall, the average selling price for products was slightly lower due to a greater mix of entry-level and mid-range products, while unit volume increased to drive the growth, compared to the nine months ended September 30, 2011. Services revenue increased by $38.1 million, or 24%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable and other revenue was primarily due to the decline in amortization of ratable revenue. Ratable and other revenue for the nine months ended September 30, 2012 included a $1.8 million sale of previously-acquired patents, which was a decrease from a $2.6 million sale of previously-acquired patents in the nine months ended September 30, 2011. Excluding the decline in ratable and other revenue, product and services revenue combined together increased by 25% compared to the nine months ended September 30, 2011.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Cost of revenue:
Product	66,997	51,272	15,725	31
Services	36,846	25,815	11,031	43
Ratable and other revenue	2,135	4,026	(1,891)	(47)
Total cost of revenue	105,978	81,113	24,865	31

Gross margin (%):
Product	62.3	63.4	(1.1)
Services	81.3	83.8	(2.5)
Ratable and other revenue	70.4	70.3	0.1
Total gross margin	72.3	74.1	(1.8)

Total gross margin decreased by 1.8 percentage points during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as both product and services gross margins declined. Product gross margin decreased 1.1 percentage points during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily related to a higher quantity of mid-range products purchased by a large retail customer with lower than average gross margins. We also experienced the impact from cost increases related to higher material costs incurred to support higher density storage requirements for our recent release of FortiOS 5.0, our next generation operating system. We expect these product cost increases to be temporary as we begin to bring costs down in the future. From time to time, we have experienced sales of previously reserved inventory. During the nine months ended September 30, 2012, we experienced a positive impact to gross margin of 0.2 of a percentage point due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.4 of a percentage point in the same period of the prior year. Services gross margin decreased by 2.5 percentage points during the nine months ended September 30, 2012 primarily due to our continued investment in our technical support organization to accommodate our expanding customer base and higher demands from enterprise customers. In addition, we experienced growth in our professional consulting services which has lower gross margins than our support and subscription businesses. Cost of services revenue increased by $11.0 million primarily due to a $6.1 million increase in cash-based personnel costs, a $1.6 million increase in stock-based compensation, a $1.4 million increase in warranty costs, a $0.5 million increase in professional services expenses, a $0.4 million increase in travel expenses, a $0.4 million increase in occupancy-related costs, and a $0.6 million increase in depreciation and other expenses.

Operating expenses

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	($ amounts in 000's)
Operating expenses:
Research and development	60,553	16	47,197	15	13,356	28
Sales and marketing	131,038	34	105,548	34	25,490	24
General and administrative	19,473	5	16,473	5	3,000	18
Total operating expenses	211,064	55	169,218	54	41,846	25

Research and development expense

Research and development expense increased by $13.4 million, or 28%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase of $6.5 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $3.8 million, product development expenses of $1.3 million, depreciation expense of $0.7 million, supplies expense of $0.6 million, occupancy-related costs of $0.3 million, and other expenses of $0.2 million. The increase in research and development expense was partially offset by a 3% year-over-year increase in the US dollar exchange rate against the Canadian dollar, as a majority of our research and development personnel are located in Canada. We intend to continue to invest in our research and development organization but expect expense as a percentage of revenue to remain at comparable levels for the remainder of fiscal 2012.

Sales and marketing expense

Sales and marketing expense increased by $25.5 million, or 24%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase of $15.6 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred higher stock-based compensation expense of $4.5 million, marketing-related expenses of $2.4 million, depreciation expenses of $0.9 million, occupancy-related costs of $0.5 million, travel expenses of $0.4 million, product development expenses of $0.2 million, supplies expense of $0.2 million, and other expenses of $0.7 million. As a percentage of revenue, sales and marketing expenses remained flat as we accelerated the investment in our sales force during the past year to support future growth. The increase in sales and marketing expense was partially offset by a 10% year-over-year increase in the US dollar exchange rate against the Euro. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to remain at comparable levels for the remainder of fiscal 2012.

General and administrative expense

General and administrative expense increased by $3.0 million, or 18%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to a $1.2 million increase in stock-based compensation expense. Cash-based personnel costs increased $0.3 million, supplies expense increased by $0.3 million and other expenses increased by $0.1 million. In addition, we recorded an accrual of $1.0 million for litigation settlement expense. We expect general and administrative expense as a percentage of revenue to remain comparable or decline slightly during the remainder of fiscal 2012.

Interest income and other (expense) income, net

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Interest income	3,606	2,560	1,046	41
Other (expense) income, net	(315)	(242)	(73)	*
______________
* not meaningful

The $1.0 million increase in interest income in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to interest earned on higher invested balances. The $0.1 million change in other (expense) income, net for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to slightly higher foreign exchange losses.

Provision for income taxes

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	($ amounts in 000's)
Provision for income taxes	23,397	18,704	4,693	25
Effective tax rate (%)	34	29	5	—

Our effective tax rate was 34% for the nine months ended September 30, 2012, compared with an effective tax rate of 29% for the nine months ended September 30, 2011. The provision for income taxes for the periods presented was comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate for the nine months ended September 30, 2012 was primarily due to the expiration of the U.S. federal research tax credit and a decrease in benefit from adjustments in our intercompany transfer pricing associated with stock options exercised by employees of various foreign subsidiaries. During the nine months ended September 30, 2012, we paid $10.3 million for income taxes. During the nine months ended September 30, 2011, we received a net refund of $0.7 million for income taxes.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
	($ amounts in 000's)
Cash and cash equivalents	75,466	71,990
Investments	614,837	466,697
Total cash, cash equivalents and investments	690,303	538,687

Working capital	215,958	256,706

As of September 30, 2012, our cash, cash equivalents and investments of $690.3 million were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, certificates of deposit and term deposits, and U.S. government and agency securities. As of September 30, 2012, $19.9 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. We do not enter into investments for trading or speculative purposes. We believe that our cash from operations together with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending necessary to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure the continuing market acceptance of our products, and any capital for acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we were unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Summary of Cash Flows

	Nine Months Ended
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Cash provided by operating activities	133,573	110,283
Cash used in investing activities	(175,479)	(132,837)
Cash provided by financing activities	45,617	23,282
Effect of exchange rates on cash and cash equivalents	(235)	(957)
Net increase (decrease) in cash and cash equivalents	3,476	(229)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	($ amounts in 000's)
Net income	45,329	45,998
Adjustments for non-cash charges(1)	33,288	18,054
Net income before non-cash charges	78,617	64,052
Increase in deferred revenue	45,192	22,471
Increase in income taxes payable	15,849	23,413
Increase in accounts payable and accrued liabilities, net	5,711	7,381
Decrease (increase) in accounts receivable—net	5,680	(3,559)
Decrease (increase) in prepaid expenses and other assets, net	1,814	(697)
Increase in accrued payroll and compensation	1,563	1,582
Increase in inventory	(14,977)	(1,478)
Increase in deferred tax assets	(4,515)	(5,546)
(Decrease) increase in other liabilities	(1,361)	2,664
Net cash provided by operating activities	133,573	110,283
----------
(1) Non-cash charges consist of depreciation and amortization, amortization of investment premiums, stock-based compensation, excess tax benefit from employee stock options plan, and other non-cash items, net.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the nine months ended September 30, 2012 provided $133.6 million in cash as a result of net income of $45.3 million, increased by non-cash adjustments of $33.3 million and sources of cash of $75.8 million partially offset by uses of cash of $20.9 million. Non-cash adjustments primarily consisted of stock-based compensation of $23.9 million, amortization of investment premiums of $10.0 million, and depreciation and amortization of $8.1 million, offset partially by an excess tax benefit from employee stock option exercises of $9.6 million. Sources of cash were related to a $45.2 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $15.8 million increase in income tax payable, a $5.7 million increase in accounts payable and accrued liabilities, a $5.7 million decrease in accounts receivable, net, a $1.8 million increase in prepaid expenses and other assets, net, and a $1.6 million increase in accrued payroll and compensation, Uses of cash were primarily related to a $15.0 million increase in inventory to ensure adequate levels of inventory to support high-turnover channel-driven products to reduce the risk of product stockouts, a $4.5 million increase in deferred tax assets, and a $1.4 million decrease in other liabilities.

Our operating activities during the nine months ended September 30, 2011 provided $110.3 million in cash as a result of net income of $46.0 million, increased by non-cash adjustments of $18.1 million and sources of cash of $57.5 million partially offset by uses of cash of $11.3 million. Non-cash adjustments consisted of stock-based compensation of $12.7 million, amortization of investment premiums of $9.5 million, and depreciation and amortization of $5.1 million, offset partially by an excess tax benefit from employee stock option exercises of $9.3 million. Sources of cash were related to a $22.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $23.4 million increase in income tax payable due to our continued profitability and timing of tax payments, a $7.4 million increase in accounts payable and accrued liabilities, a $2.7 million increase in other liabilities, mainly due to the deferral of the patent litigation settlement, which is being amortized over three years, and a $1.6 million increase in accrued payroll and compensation. Uses of cash were related to a $5.5 million increase in deferred tax assets, a $3.6 million increase in accounts receivable due to the overall growth of our business, a $1.5 million increase in inventory from relatively low levels at September 30, 2010, and a $0.7 million increase in prepaid expenses.

Investing Activities

Our investing activities during the nine months ended September 30, 2012 consisted primarily of purchases, sales and maturities of investments, and to a lesser extent capital expenditures and acquisitions. The $175.5 million of cash used in investing activities during the nine months ended September 30, 2012 was primarily due to net purchases of investments of $154.4 million, purchases of property and equipment of $20.3 million including $14.5 million to purchase land and building to support the growth in our business operations, and our acquisition of IntruGuard of $0.7 million.

Our investing activities during the nine months ended September 30, 2011 consisted primarily of purchases and sales of investments, and to a lesser extent capital expenditures and acquisitions. The $132.8 million of cash used in investing activities during the nine months ended September 30, 2011 was due to net purchases of investments of $127.4 million, capital expenditures of $2.8 million, and our acquisition of TalkSwitch of $2.6 million.

Financing Activities

Our financing activities during the nine months ended September 30, 2012 resulted in net cash provided of $45.6 million as a result of receiving proceeds of $25.1 million and $10.9 million, from the issuance of common stock under our stock option plan and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $9.6 million.

Our financing activities during the nine months ended September 30, 2011 resulted in net cash provided of $23.3 million as a result of receiving proceeds of $14.0 million from the issuance of common stock under our stock option plan, and an excess tax benefit from employee stock option exercises of $9.3 million.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2012:

	Payments Due By Period
	Total	Remainder of 2012	2013 - 2015	2016 - 2017	Thereafter
	($ amounts in 000's)
Operating leases (1)	18,118	2,425	15,114	579	—
Capital leases (2)	110	6	75	29	—
Purchase commitments (3)	23,818	23,818	—	—	—
Other contracts (4)	3,866	3,866	—	—	—
Total (5)	45,912	30,115	15,189	608	—
----------

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of contractual obligations from non-cancelable equipment financed under capital leases. Includes principal and imputed interest.

(3)	Consists of minimum purchase commitments with independent contract manufacturers.

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

(5)
No tax liabilities related to uncertain tax positions have been included in the table. As of September 30, 2012, we had $26.7 million of tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2012, compared to the disclosures in Part II, Item 7A of our Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In August 2009, ESR, a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the PTO on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the BPAI. In August 2012, the BPAI completed its review of both reexamination proceedings, and after the BPAI's review, all claims of the asserted ESR patents remain rejected.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court set a trial date for December 2012, but subsequently we have made progress in settlement discussions for this matter.

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter's sales orders and generated a substantial portion of each quarter's revenue during the last two weeks of the quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners' inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. For example, we have experienced inventory shortages in the past, for instance, based on more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we have experienced turnover in our management-level personnel, including the recent resignation of our former Chief Financial Officer, Ken Goldman. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. A large portion of our employee base is substantially vested in significant stock option grants, and the ability to exercise those options and sell their stock may result in a larger than normal turnover rate. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. Recently, Ken Goldman, our former Vice President and Chief Financial Officer, resigned from his position in October 2012. The loss of services of other members of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer and Michael Xie, our Co-founder, Vice President of Engineering and Chief Technology Officer, and any of our senior sales leaders, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

From time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending, as discussed in “Part II-Item 1-Legal Proceedings.” We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. In addition to the lawsuits described in "Legal Proceedings," several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management's attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We are in the process of completing our evaluation of our internal controls over financial reporting for fiscal 2012 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2012 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the three months ended September 30, 2012, the price of our common stock ranged from $20.93 to $27.68.

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

As of October 23, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Date: October 30, 2012

FORTINET, INC.

	By:	/s/ NANCY BUSH
Ken Goldman Vice President and Chief Financial Officer		Nancy Bush Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Incorporated By Reference Herein
		Form	Date
10.1	Promotion letter, dated September 26, 2012, by and between the Company and Nancy Bush

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

*	Filed herewith.
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