Form 10-K
period 2012-12-31
FORTINET INC
filed 2013-02-27
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, was $2,800,919,536 (based on the closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2013, there were 161,607,952 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

Part I

ITEM 1.    Business

Overview

We provide network security solutions that are designed to address the fundamental problems of an increasingly bandwidth-intensive network environment and a more sophisticated information technology (“IT”) threat landscape. Through our products and subscription services, we provide broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Our flagship integrated network security solution consists of our FortiGate physical and virtual appliance products that provide a broad array of security and networking functions to protect data, applications, and users from network- and content-level security threats. These functions provide Unified Threat Management (“UTM”)/Next Generation Firewall (“NGFW”) technologies, including firewall, VPN, application control, anti-malware, intrusion prevention, Web filtering, vulnerability management, anti-spam, wireless controller, and WAN acceleration. Our FortiGate appliances, from the FortiGate-20 for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all of our security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our application control, anti-malware, intrusion prevention, Web filtering and anti-spam functionality based on intelligence gathered by our dedicated FortiGuard Labs team. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate UTM/NGFW solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with the FortiManager product family, which enables end-customers to manage the system configuration and security functions of multiple FortiGate devices from a centralized console, as well as the FortiAnalyzer product family, which enables collection, analysis and archiving of content and log data generated by our products. We also offer other product lines that provide additional protection, such as: (i) FortiAP, secure wireless access points, (ii) FortiWeb, security for Web-based applications, (iii) FortiMail, multi-featured, high performance messaging security, (iv) FortiDB, centrally managed database-specific security, (v) FortiClient, endpoint security for desktops, laptops and mobile devices and that is primarily used in conjunction with our FortiGate appliances, (vi) FortiScan, endpoint vulnerability assessment and remediation, (vii) FortiSwitch, Ethernet switches, (viii) FortiBridge, bypass appliances to help ensure network availability, (ix) FortiAuthenticator, scalable secure authentication for enterprise networks, (x) FortiBalancer, optimizing the availability and performance of mobile, cloud, and enterprise applications, (xi) FortiCache, reducing the cost of and impact of cached internet content, (xii) FortiDNS, providing secure DNS caching, (xiii) FortiDDoS, protection against denial of service attack, and (xiv) FortiVoice, business telephone communication.

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

Since our inception through December 31, 2012, we have shipped over 1,100,000 appliances via more than 10,000 channel partners to more than 150,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100.

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

FortiASIC

Our FortiASIC family of Application-Specific Integrated Circuits (“ASICs”), is comprised of three lines of processors: FortiASIC content processor (“CP”), the FortiASIC network processor (“NP”), and the FortiASIC system-on-a-chip (“SOC”).

These custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating the computation-intensive tasks such as firewall policy enforcement or IPS anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC release. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering further accelerated firewall and VPN performance. The FortiASIC SOC is currently included in our entry-level FortiGate-20 and -40 product families. During fiscal 2012, we also introduced our new FortiASIC-SoC2 processor, which is currently being designed into our new appliances. FortiASIC-SoC2 is our second-generation processor that combines general purpose processing power with Fortinet’s custom technology to provide hardware-accelerated network security performance for our FortiGate appliances. It provides more than double the general processing capacity than its predecessor.

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

In the fourth quarter of fiscal 2012, we released the latest version of our FortiOS operating system, which brings advanced security, control, and intelligence that organizations of all sizes need to protect themselves from today’s sophisticated threats. These enhancements to FortiOS include:

•	A client reputation feature which delivers specific, actionable information that identifies compromised systems in real time.

•	On-device behavior-based heuristic engine and cloud-based anti-malware services.

•	Industry-validated anti-malware protection.

•	User-based and device-based access and security policy enforcement for mobile devices.

•	Automatic adjustment of role-based policies for users and guests based on location, data, and application profiles.

We make available updates to FortiOS through our FortiCare support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used routing protocols as well as address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include Virtual Domain (“VDOM”), capabilities and traffic queuing and shaping, enabling administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like PCI DSS. FortiOS’s packet classification, queue disciplines, policy enforcement, congestion management, and other traffic optimization functionality are designed to help control network traffic in order to optimize performance.

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

•
Virtual Private Network. Our advanced VPN technology provides secure communications between multiple networks and hosts, through both secure socket layer (“SSL”), and IPsec VPN technologies, leveraging our custom FortiASIC to provide hardware acceleration for high-performance communications and data privacy.

•
Application Control. Our application control technology allows our end-customers to define granular network-based application policies in over 2,400 applications, providing additional visibility and control over application access, user behavior within applications, and application content.

•	Anti-malware. Our anti-malware technology provides protection against malware, including viruses, spyware and trojans.

•	Intrusion Prevention System (IPS). Our IPS technology provides protection against current and emerging network level threats.

•
Web Filtering. Our Web filtering automation technology works in concert with our research team to collect, analyze and categorize websites to provide real-time protection through website ratings and categorization. Our Web filtering technology is a pro-active defense feature that identifies known locations of malware and blocks access to these malicious sources.

•
Anti-spam. We employ a variety of anti-spam techniques to detect and block spam. These techniques include a hosted service performing algorithmic validations of messages against known spam messages, sophisticated reputation service designed to evaluate and track valid email sources and destinations, intelligent image scanning to evaluate the validity of images and dynamic heuristic rules to allow messages to be evaluated based on content within each message.

•
WAN Acceleration. Our storage-enabled and storage-ready FortiGate appliances provide the ability to accelerate network traffic across the wide area network by implementing a combination of application content caching and protocol optimization techniques.

In addition to the eight core security and networking functions mentioned above, we also incorporate additional technologies within FortiGate appliances that differentiate our UTM/NGFW solution, including:

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

•
SSL inspection. Our SSL inspection technology provides the ability to decrypt SSL application content for processing by FortiOS. The ability to inspect encrypted SSL content enables our customers to ensure protection from malware that would be otherwise hidden from traditional security products, and enforce the full complement of security and networking features available within FortiOS.

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

Products

Our core product offerings consist of our FortiGate UTM/NGFW product family, along with our FortiManager central management and FortiAnalyzer central logging and reporting product families, both of which are typically purchased to complement a large FortiGate deployment.

FortiGate

Our flagship FortiGate physical and virtual appliances offer a broad set of security and networking functions, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, anti-spam and WAN acceleration. All FortiGate models are based on our proprietary operating system, FortiOS, and substantially all FortiGate physical appliances include our proprietary FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate platforms can be centrally managed through both embedded Web-based and command line interfaces, as well as through FortiManager which provides a central management architecture for thousands of FortiGate physical and virtual appliances.

By combining multiple network security functions in our purpose-built security platform, the FortiGate provides high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. Through FortiGuard security subscription services, our products enable end-customers to add security functionality as required by their evolving business needs and the changing threat landscape. By purchasing FortiGuard security subscription services, end-customers obtain coverage and access to regular updates for application control, antivirus, IPS, Web filtering and anti-spam functions for their FortiGate appliances. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to mid-sized businesses, remote offices, large enterprises, and service providers.

Each FortiGate model runs our FortiOS operating system, and substantially all FortiGate physical appliances include our FortiASIC CP. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models.

The FortiGate-20 through -100 series models are designed for perimeter protection for small- to mid-sized businesses, remote offices of large distributed organizations and as customer premises equipment for service providers. Optional wireless LAN (“WLAN”), integration is available for the FortiGate-20, -40, -60 and -80 models, marketed as FortiWiFi, delivering additional network access and security for wireless environments.

The FortiGate-200 through -800 series models are designed for perimeter deployment in mid-sized to large enterprise networks. These products offer increased capacity and scalability designed to provide high network performance while delivering the same broad security suite as all FortiGate models. Additionally, the FortiGate-300 -600 and -800 models provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements.

The FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks. Additionally, most of these products provide hardware modularity, allowing end-customers the flexibility to customize solutions to their requirements. Some products within the FortiGate-3000 and -5000 series leverage Advanced Mezzanine Card, or AMC, industry standards for hardware modularization to support the advanced networking requirements of large enterprises and service providers, including high-speed networking, WAN connectivity, and network attached storage connectivity. The FortiGate-3950B platform also leverages our proprietary Fortinet Mezzanine Card (“FMC”), that provides hardware modularity to give end-customers the ability to add additional firewall and/or intrusion prevention performance, or increase the number of interfaces, as their network security needs evolve. The FortiGate-5000 series, including our newly released high performance security blade for firewall, FortiGate-5001C, announced on January 7, 2013, is also compatible with the Advanced Telecommunications Computing Architecture (“ATCA”), standard, resulting in a flexible hardware platform for system modularity. This modularization gives end-customers the ability to deploy an initial FortiGate configuration with room to grow as their network security needs evolve. The inclusion of network load balancing and advanced switching functionality provides additional flexibility in how end-customers utilize the FortiGate modules within the FortiGate chassis. In addition, our FortiGate-5000 series ATCA blades can be utilized in other third-party vendors’ industry standard ATCA chassis, allowing FortiGate platforms to be deployed into a much wider range of network solutions. Our FortiGate-5000 series appliances offer modular, chassis-based architecture based on the ATCA and AMC industry standards. We brand a subset of our FortiGate-3000 and -5000 series products as FortiCarrier to reflect products specifically targeting a subset of service providers. These products add incremental security, networking and management functionality often utilized in service provider deployments.

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

FortiManager. Our FortiManager family of products provides a central management solution for our FortiGate products, including the wide variety of network and security features offered within FortiOS. One FortiManager product is capable of effectively managing thousands of FortiGate units, and also provides central management for FortiClient software. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer. Our FortiAnalyzer family provides network logging, analyzing, and reporting products that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting. Additional functions such as vulnerability assessments and traffic analysis provide additional value for customers seeking to control and monitor their network infrastructure and security policies. A full range of content and log data, including traffic, event, virus, attack, Web content, and email data may be archived, filtered and mined for compliance or historical analysis purposes. Our FortiAnalyzer product family comes with a suite of standard reports as well as the ability to customize reports.

We also offer other physical and virtual appliances and software that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, Web-based applications and databases, and employees’ computers or mobile devices as discussed above in the business overview.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team, comprised of over 150 professionals, uses automated processes to identify emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers through our FortiGuard global distribution network. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically for a one-year term, to obtain coverage and access to regular updates for application control, antivirus, intrusion prevention, Web filtering, and anti-spam functions for our FortiGate products; antivirus, Web filtering and anti-spam functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiScan products, database functions for our FortiDB appliance, and web functions for our FortiWeb appliances. We provide FortiGuard services 24 hours a day, seven days a week.

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

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises and service providers—and across a variety of industries including telecommunications, government, financial services, retail, education, technology, healthcare and manufacturing. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. Since our inception through December 31, 2012, we have shipped over 1,100,000 appliances via more than 10,000 channel partners to more than 150,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100. For additional information regarding our sales by customer location, see Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2010 and 2011, no single customer or distributor accounted for 10% or more of total revenue. During fiscal 2012, one distributor, Exclusive Networks Group, accounted for 11% of total revenue.

Sales and Marketing

We primarily sell our products and services directly to distributors that sell to resellers and service providers, that, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. As of December 31, 2012, our distribution channel program had more than 10,000 channel partners worldwide. We work with many of the world’s leading technology distributors, including Arrow Electronics, Inc., Ingram Micro Inc. and Tech Data Corporation.

We support our channel partners that include distributors and resellers with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales team often helps drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work alongside our channel partners and directly engage with end-customers to address their unique security and deployment requirements. Our sales cycle for an initial end-customer purchase typically ranges from three to six months but can be longer especially for large enterprises, service providers and government customers. To support our broadly dispersed global channel and end-customer base, we have sales offices in over 30 countries around the world.

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

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro-Star International Co., Ltd., Adlink Technology, Inc., Senao Networks, Inc., and a number of Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our headquarters in Sunnyvale, California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to conserve capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products, while allowing us to focus resources on our core competencies. Our proprietary FortiASICs, which are the key to the performance of our appliances, are fabricated by contract manufacturers in foundries operated by United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). Faraday Technology Corporation (using UMC’s foundry), Kawasaki Microelectronics America, Inc. (“K-Micro”) (using TSMC’s foundry) and Renesas Electronics Corporation (“Renesas”) (using UMC’s foundry) manufacture our

ASICs on a purchase order basis. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for the fabrication of our ASICs could be increased on short notice.

The components included in our products are sourced from various suppliers by us or more frequently by our contract manufacturers. Some of the components important to our business, including specific types of central processing units from Intel Corporation (“Intel”), network chips from Broadcom Corporation (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and solid-state drives (silicon-based storage device) from OCZ Technology Group, Inc. and Samsung Electronics Co., Ltd., are available from a limited or sole source of supply.

We have no long-term contracts related to the manufacturing of our ASICs or other components that guarantee any capacity or pricing terms.

For information regarding the geographical disbursement of our long-lived assets, see Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2012, our research and development organization had headcount of 599 people predominantly in Canada, the United States and China. Our research and development expense was $81.1 million in fiscal 2012, $63.6 million in fiscal 2011 and $49.8 million in fiscal 2010.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2012, we had 102 issued U.S. patents, 18 issued Chinese patents, 1 issued Japanese patent, 86 patent applications pending for examination in the United States, and 9 patent applications pending for examination in China. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time third parties may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers, distributors and certain resellers against claims that our products infringe the intellectual property of third parties.

Seasonality

For information regarding seasonality, see the section entitled “—Quarterly Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

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

•size and financial stability of operations; and

•breadth of product line.

Our competitors include networking companies such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”), security vendors such as Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), and Palo Alto Networks, Inc. (“Palo Alto Networks”), and other point solution security vendors.

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

Employees

As of December 31, 2012, our total headcount was 1,954 people including contractors. We had 599 in research and development, 701 in sales and marketing, 483 in services and support, 39 in manufacturing operations, and 132 in a general and administrative capacity. As of December 31, 2012, our headcount was 469 people in the United States, 648 in Canada, 212 in China, 104 in France, and 521 in other countries.

None of our U.S. employees are represented by a labor union with respect to his or her employment with us; however, our employees in France, Spain and Italy are represented by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our web site is located at www.fortinet.com, and our investor relations web site is located at http://investor.fortinet.com. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Act, are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition, and increased competitiveness in general in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	increased expenses and any impact on results of operations from any acquisition consummated;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	disruptions in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both in our domestic and foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 35% of aggregate billings for each quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

We rely significantly on revenue from subscription and support services which may decline, and because we recognize revenue from subscription and support services over the term of the relevant service period, downturns or upturns in sales of subscription and support services are not immediately reflected in full in our operating results.

Our subscription and support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal subscription and support services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, in the event significant customers require payment terms for subscription or support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact subscription and support billing. Furthermore, we recognize subscription and support services revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the subscription and support services revenue we report each quarter is the recognition of deferred revenue from subscription and support services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support services is not reflected in full in our statements of operations until future periods. Our subscription and support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal services contracts must be recognized over the applicable service period.

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

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco, Check Point, McAfee (acquired by Intel), Palo Alto Networks, and Juniper, that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Large enterprises, service providers and governmental entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and governmental entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Finally, enterprises, service providers and governmental entities typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any actual, possible, or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have a high volume business that has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For example, we are in the early stages of considering upgrading our enterprise resource planning system and any such change may cause disruption and additional cost. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, and accounting for income taxes.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we have experienced turnover in our management-level personnel, including the recent resignation of our Vice President of Sales for Americas. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday Technology Corporation (using UMC’s foundry), K-Micro (using TSMC’s foundry) and Renesas (using UMC’s foundry) manufacture our ASICs on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals that originated in the Democratic Republic of Congo or an adjoining country, known as “conflict minerals,” are contained within our products.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure requirements for public companies using conflict minerals in their products. Under these rules, we are required to perform due diligence, disclose and report our efforts to prevent the sourcing of such conflict minerals. As a result of these new rules, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals that may be used in our products.  Moreover, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel, Advanced Micro Devices, Inc., RMI/Netlogic Corporation and VIA Technologies, Inc., network chips from Broadcom, Marvell and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

A majority of our operating expenses is incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar (“CAD”) . For example, during the second and third quarters of 2011, we were affected by the weakening of the U.S. dollar against the CAD and the Euro (“EUR”), which caused our operating expenses to increase. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU, RoHS and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”) as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Government demand, sales, and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•	public sector budgetary cycles,

•	funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products,

•	geopolitical matters, and

•	rules and regulations applicable to certain government sales.

The rules and regulations applicable to government sales may also negatively impact sales to non-governmental entities. To date we have had limited traction in sales to U.S. federal government agencies, and any future sales to governmental entities is uncertain. All of our sales to governmental entities have been made indirectly through our distribution channel. Governmental entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

False detection of viruses or security breaches or false identification of spam or spyware could adversely affect our business.

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our anti-spam and antispyware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

If our internal network system is compromised by computer hackers, public perception of our products and services will be harmed.

We will not succeed unless the marketplace is confident that we provide effective network security protection. Because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third party of our internal network, if an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our products and services. In addition, such a security breach could impair our ability to operate our business, including our ability to provide subscription and support services to our end-customers. If this happens, our revenue could decline and our business could suffer.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many enterprise, service provider and governmental entity end-customers require higher levels of support than smaller end-

customers. If we fail to meet the requirements of the larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with larger end-customers.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board (“FASB”) standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

Although we currently do not have a valuation allowance, we may in the future be required to establish one. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

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

In addition, we may be subject to examination of our income tax returns by the IRS and other tax authorities. If tax authorities challenge the relative mix of U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. In addition, any acquisitions we are able to complete may not be accretive to earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in write-offs that could be substantial. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

In addition, our Web filtering service may not be successful in accurately categorizing Internet and application content to meet our end-customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our end-customers may not agree with our determinations that particular URLs should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place material that is objectionable or that presents a security risk in categories that are generally unrestricted by our customers’ Internet and computer access policies, which could result in such material not being blocked from the network. Conversely, we may miscategorize websites such that access is denied to websites containing information that is important or valuable to our customers. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter websites according to our end-customers’ and channel partners’ expectations will impair the growth of our business.

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

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco and Juniper, security vendors such as Check Point, McAfee (acquired by Intel), SonicWALL (acquired by Dell) and Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment such as Cisco and Juniper offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Risks Related to Intellectual Property

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our products without compensating us.

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License (LGPL), the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

From time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending, as discussed in the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. In addition to the lawsuits described in “Legal Proceedings,” several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2012 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2012, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2013 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the year ended December 31, 2012, the price of our common stock ranged from $17.81 to $28.44.

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
ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters are located at 1090 Kifer Road, Sunnyvale, California in an office consisting of approximately 107,000 square feet. The lease for this office expires in September 2013.  In August 2012, we purchased real property including land and buildings comprising 441,265 and 164,099 square feet, respectively, in Sunnyvale, California, for approximately $14.5 million. We are in the process of evaluating uses for this property.

In addition to our headquarters, we lease approximately 14,000 square feet of data center space and a total of approximately 71,000 square feet of office space in two buildings in Burnaby, Canada under various leases that expire July 2015, approximately 24,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2015, approximately 19,000 square feet of office space in Sophia, France under a lease that expires in December 2013, and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2013. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Russia, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom. We believe that our existing properties are sufficient and suitable for the conduct of our business.

ITEM 3.     Legal Proceedings

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”) on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI’s review, all claims of the asserted ESR patents remain rejected. In October 2012, ESR filed an additional appeal of the BPAI decision with the United States Court of Appeal for the Federal Circuit. That appeal is still pending.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court set a trial date for December 2012, but we settled this matter and paid $1.0 million in November 2012, and the settlement was approved by the court.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant. This case is currently scheduled for a jury trial starting in September 2013.

In June 2012, we received a letter from SRI International (“SRI”) claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and not infringed by any of our products or services. The case is proceeding in District Court.

We do not currently believe that any of the foregoing litigation matters will have a material adverse effect on our business.

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

	2012		2011
	High ($)	Low ($)	High ($)	Low ($)
Fourth Quarter	24.80	17.81	25.76	16.53
Third Quarter	27.68	20.93	28.17	16.25
Second Quarter	28.44	20.41	27.29	18.94
First Quarter	27.83	19.90	22.08	16.55

Holders of Record

As of February 20, 2013, there were 81 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Fortinet under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from November 18, 2009 through December 31, 2012, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	11/09	12/09	03/10	06/10	09/10	12/10	03/11	06/11	09/11	12/11	03/12	06/12	09/12	12/12
Fortinet, Inc.	$100	$106	$106	$99	$150	$195	$266	$328	$202	$263	$333	$279	$290	$253
NASDAQ Composite	$100	$106	$112	$98	$110	$124	$130	$129	$113	$121	$144	$137	$145	$141
NASDAQ Computer	$100	$107	$110	$98	$111	$127	$131	$128	$118	$127	$157	$145	$154	$143

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

We made the decision in the first quarter of fiscal 2009 to change our financial reporting periods from a fiscal to calendar basis. This change was implemented in the third quarter of fiscal 2009 upon completion of required system changes. Accordingly, commencing in the third quarter of fiscal 2009, we began operating and reporting financial results on a calendar quarter and year basis. Our third quarter of fiscal 2009 ended on September 30, 2009, and our fiscal year 2009 ended on December 31, 2009. This transition had the effect of increasing the number of days in our twelve months ended December 31, 2009 by four days. Prior to the third quarter of fiscal 2009, our interim fiscal quarters ended on the Sunday closest to March 31, June 30 and September 30 of each year.

	Fiscal Year (1)
	2012	2011	2010	2009	2008
	($ amounts in 000’s, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	533,639	433,576	324,696	252,115	211,791
Operating income	100,475	88,904	55,341	25,334	4,927
Net income	66,836	62,492	41,245	60,179	7,363
Net income per share :
Basic	0.42	0.41	0.29	0.97	0.18
Diluted	0.40	0.38	0.26	0.39	0.14
Weighted-average shares outstanding:
Basic	158,074	152,581	140,726	52,668	40,034
Diluted	166,329	163,781	156,406	130,438	53,284
________________________

(1)	Our fiscal years ended on December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 28, 2008.

	As of Fiscal Year End
	2012	2011	2010	2009	2008
	($ amounts in 000’s)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	739,586	538,687	387,460	260,314	124,190
Total assets	975,497	734,747	545,422	387,213	199,105
Convertible preferred stock	—	—	—	—	94,368
Total stockholders’ equity (deficit)	510,934	358,354	232,454	142,452	(5,229)

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	continued sales into large enterprises and service providers;

•	mix of billings between products and services;

•	mix of service sales containing multi-year support and subscription contracts;

•	the significance of stock-based compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues and future trends with respect to services revenue as we renew existing services contracts and expand our customer base;

•	the impact of our product innovation strategy;

•	trends in revenue, costs of revenue, and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	our effective tax rate; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Since inception through December 31, 2012, we had shipped over 1,100,000 appliances via more than 10,000 channel partners to more than 150,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100.

Our core UTM/NGFW product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, anti-spam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our UTM/NGFW solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, antivirus, Web filtering, vulnerability management and anti-spam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against denial of service attacks (DDoS) and endpoint security for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10% of our total revenue. During fiscal 2012, we announced our new FortiOS 5.0 operating system. FortiOS 5.0 is our fifth generation security operating system, and this release brings more than 150 new features to our FortiGate product line. In addition, we announced version 5.0 operating systems for our FortiManager, FortiAnalyzer, and FortiClient products, to address the need for increasingly sophisticated management and analysis of the network infrastructure and endpoint devices in various environments. During fiscal 2012, we also announced our new FortiASIC-SoC2 processor. FortiASIC-SoC2 is our second-generation processor that combines general purpose processing power with Fortinet’s custom technology to provide hardware-accelerated network security performance for our FortiGate appliances. It provides more than double the general processing capacity than its predecessor. During fiscal 2012, we expanded and enhanced our FortiGate UTM/NGFW and FortiAP secure wireless access product lines. We also introduced software-based virtual appliances for many of our FortiGate and FortiManager product lines, which help secure the end-customer’s cloud-based network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

Financial Highlights

•
We recorded total revenue of $533.6 million in fiscal 2012. This represents an increase of 23% in fiscal 2012, compared to fiscal 2011. Revenue included $3.7 million and $2.6 million from the sales of previously-acquired patents in fiscal 2012 and 2011, respectively. Product revenue was $248.9 million, an increase of 26% in fiscal 2012, compared to fiscal 2011. Services revenue was $274.0 million in fiscal 2012, an increase of 24% in fiscal 2012, compared to fiscal 2011.

•	We generated cash flows from operating activities of $183.9 million in fiscal 2012, an increase of 38% compared to fiscal 2011.

•	Cash, cash equivalents and investments were $739.6 million as of December 31, 2012, an increase of $200.9 million from December 31, 2011.

•	Deferred revenue was $363.2 million as of December 31, 2012, an increase of $68.4 million from December 31, 2011.

Fiscal 2012 was our third full year as a public company, following our initial public offering in November 2009. We believe the greater visibility and brand recognition derived from being a public company, combined with success in selling to enterprise and service provider customers and new product introductions, served as contributors to the growth in our business during fiscal 2012.

We continue to invest in research and development to strengthen our technology leadership position and believe continued product innovation has strengthened our technology advantage and resulted in market share gains, as evidenced by the recent introduction of several noteworthy new FortiGate appliance models, such as the FG-100D, FG-800C, FG-3240C and FG-5101C. During fiscal 2012, we also made a significant investment in sales and marketing to increase brand awareness and grow our global sales force and distribution channels to grow our global presence both geographically and by industry segment. As a result, we experienced increased deal volumes driven by traction in enterprise data center deployments and large enterprise deals, with particular strength in the retail, financial and telecommunication sectors.

The number of deals involving sales greater than $100,000 was 718 in fiscal 2012, compared to 560 in fiscal 2011. The number of deals involving sales greater than $250,000 was 241 in fiscal 2012, compared to 167 in fiscal 2011. The number of deals of involving sales greater than $500,000 was 81 in fiscal 2012, compared to 57 in fiscal 2011. We expect some variability in this metric, and remain focused on investing in our sales and research and development resources in order to expand our reach into new high-growth verticals and emerging markets, and meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large customers, such as enterprise and service providers. While we have experienced some success selling into certain vertical customer segments, such as service providers and enterprise, we have experienced less traction selling into other verticals such as the U.S. federal government and there can be no assurance we will be successful selling into certain vertical customer segments.

Sales of FortiGate products have generally been balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with some degree of variability from year to year and between quarters over the three-year period ended December 31, 2012. The percentage of our FortiGate related billings from the mid-range category increased from 31% in fiscal 2011 to 33% in fiscal 2012, while the high-end category decreased from 37% to 35%, while the entry-level category remained flat year over year. See “—Key Metrics” below for more information on billings and “—Other Non-GAAP Financial Measures” for a discussion of the limitations of non-GAAP financial measures.

In fiscal 2012, operating expenses increased by 24% compared to fiscal 2011. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. We also incurred $1.3 million of litigation settlement expense in fiscal 2012. Of this amount, we recorded $1.0 million as a general and administrative expense and $0.3 million as a sales and marketing expense. These increases were partially offset by favorable foreign currency exchange rates compared to fiscal 2011. We also experienced improvements in productivity and efficiencies in our overall headcount as our annualized fiscal 2012 revenue per employee, defined as annual revenue divided by average headcount, reached $303,000, up from $297,000 for fiscal 2011. Headcount increased to 1,954 as of December 31, 2012 from 1,583 as of December 31, 2011. Our accelerated pace of hiring continued in fiscal 2012, particularly in support, sales and marketing and research and development.

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

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $68.4 million from $294.8 million as of December 31, 2011 to $363.2 million as of December 31, 2012. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. We ended fiscal 2012 with $739.6 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Fiscal Year or as of Fiscal Year End
	2012	2011	2010
	($ amounts in 000’s)
Revenue	533,639	433,576	324,696
Gross margin	72%	74%	74%
Operating income (1)	100,475	88,904	55,341
Operating margin	19%	21%	17%
Total deferred revenue	363,185	294,833	252,631
Increase in total deferred revenue	68,352	42,202	50,701
Cash, cash equivalents and investments	739,586	538,687	387,460
Cash provided by operating activities	183,866	132,842	103,383
Free cash flow (2)	161,783	135,218	99,607
___________________
(1) Includes:
Stock-based compensation expense	30,690	19,015	9,315
Patent settlement income	1,912	1,911	—

(2) See “ —Cash flow from operations” below for a definition of free cash flow.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period. The following table reflects the calculation of billings as discussed in the paragraph above. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Billings:
Revenue	533,639	433,576	324,696
Increase in deferred revenue	68,352	42,202	50,701
Total billings (Non-GAAP)	601,991	475,778	375,397

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

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Free Cash Flow:
Net cash provided by operating activities	183,866	132,842	103,383
Less purchases of property and equipment	(22,083)	(3,624)	(3,776)
Free cash flow (Non-GAAP)	161,783	129,218	99,607

Other Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we consider certain financial measures that are not prepared in accordance with U.S. GAAP, including billings and free cash flow discussed above as well as non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP operating expenses, and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense, offset by patent settlement income. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in the section entitled “—Results of Operations” below.

Non-GAAP gross margin is gross margin as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP operating income is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense and the income we received from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following tables reconcile GAAP gross margin, operating income, and operating margin to non-GAAP gross margin, non-GAAP operating income, and non-GAAP operating margin for fiscal 2012, 2011 and 2010.

	Fiscal Year
	2012		2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Total revenue	533,639		433,576		324,696
GAAP gross profit and margin	386,219	72	319,978	74	239,490	74
Stock-based compensation expense	4,069	1	1,973	—	1,030	—
Non-GAAP gross profit and margin	390,288	73	321,951	74	240,520	74
GAAP operating income and margin	100,475	19	88,904	21	55,341	17
Stock-based compensation expense:
Cost of revenue	4,069	1	1,973	—	1,030	—
Research and development	9,226	1	4,691	1	2,339	1
Sales and marketing	12,793	2	9,325	3	3,810	1
General and administrative	4,602	1	3,026	—	2,136	1
Total stock-based compensation expense	30,690	5	19,015	4	9,315	3
Patent settlement income	(1,912)	—	(1,911)	(1)	—	—
Non-GAAP operating income and margin	129,253	24	106,008	24	64,656	20

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for fiscal 2012, 2011 and 2010.

	Fiscal Year
	2012		2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	81,078	15	63,577	15	49,801	15
Stock-based compensation expense	(9,226)	(1)	(4,691)	(1)	(2,339)	(1)
Non-GAAP research and development expenses	71,852	14	58,886	14	47,462	14
Sales and marketing expenses:
GAAP sales and marketing expenses	179,155	33	145,532	34	111,968	34
Stock-based compensation expense	(12,793)	(2)	(9,325)	(3)	(3,810)	(1)
Non-GAAP sales and marketing expenses	166,362	31	136,207	31	108,158	33
General and administrative expenses:
GAAP general and administrative expenses	25,511	5	21,965	4	22,380	8
Stock-based compensation expense	(4,602)	(1)	(3,026)	—	(2,136)	(1)
Patent settlement income	1,912	—	1,911	1	—	—
Non-GAAP general and administrative expenses	22,821	4	20,850	5	20,244	7
Total operating expenses:
GAAP operating expenses	285,744	53	231,074	53	184,149	57
Stock-based compensation expense	(26,621)	(4)	(17,042)	(4)	(8,285)	(3)
Patent settlement income	1,912	—	1,911	1	—	—
Non-GAAP operating expenses	261,035	49	215,943	50	175,864	54

Non-GAAP net income is net income, as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense and income from a patent settlement. The following tables reconcile GAAP net income as reported on our consolidated statements of operations to non-GAAP net income for fiscal 2012, 2011 and 2010.

	Fiscal Year
	2012	2011	2010
	($ and share amounts in 000’s, except per share amounts)
Net Income:
GAAP net income	66,836	62,492	41,245
Stock-based compensation expense (1)	30,690	19,015	9,315
Patent settlement income (2)	(1,912)	(1,911)	—
Provision for income taxes (3)	38,160	29,581	15,096
Non-GAAP income before provision for income taxes	133,774	109,177	65,656
Tax adjustment (4)	(45,483)	(36,028)	(21,010)
Non-GAAP net income	88,291	73,149	44,646
Non-GAAP net income per share—diluted	0.53	0.45	0.29
Shares used in per share calculation—diluted	166,329	163,781	156,406
____________________

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
Non-GAAP financial information is adjusted to achieve the overall effective tax rates of 34%, 33%, and 32%, on a pro forma basis, which could differ from the GAAP tax rate, for fiscal 2012, 2011, and 2010, respectively.

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. In fiscal 2011, we recognized our revenue in accordance with the new revenue recognition accounting guidance which is discussed in further detail in “—Critical Accounting Policies and Estimates—Revenue Recognition” below. According to the new accounting standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, FortiVoice, FortiBridge, FortiDDoS, FortiDNS, and FortiAuthenticator appliances, and our FortiClient and virtual domain, or VDOM, software. For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at relatively comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to application control, antivirus, intrusion prevention, Web filtering, anti-spam and vulnerability management updates. We recognize revenue from subscription and support services over the service performance period. Our typical contractual support and subscription term is one year from the date of registration, although we do offer multi-year support and subscription contracts. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts and we expand our customer base. Our services revenue growth rate depends significantly on the growth of our customer base and the renewal of service contracts by our current customers.

•
Ratable and other revenue. Ratable and other revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See “—Critical Accounting Policies and Estimates—Revenue Recognition.” Ratable and other revenue was formerly referred to as Ratable product and services revenue. In fiscal 2012 and 2011, this category includes a $3.7 million and a $2.6 million sale of previously-acquired patents, respectively. In fiscal 2012 and 2011, ratable and other revenue represented 2% and 4% of total revenue, respectively. Over time we expect this category to continue to decline due to the current revenue recognition rules, which allow us to use best estimate of selling price (“BESP”) in our allocation of arrangement consideration when vendor-specific objective evidence (“VSOE”) is not available.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation expense, and personnel costs associated with logistics and quality control. Personnel costs include cash-based personnel costs such as salaries, benefits and bonuses. Royalties reflect amounts related to the litigation with Trend Micro Incorporated, which was settled in December 2011.

•
Cost of services revenue. Cost of services revenue is primarily comprised of cash-based personnel costs associated with our FortiGuard Labs team and our technical support, professional services and training teams, as well as depreciation, supplies, data center, data communications, facility-related costs and stock-based compensation expense. We expect our cost of services revenue will increase in absolute dollars but remain comparable as a percentage of revenue as we continue to invest in subscription and support services to meet the needs of our growing customer base and service levels expected by our enterprise customers.

•	Cost of ratable and other revenue. Cost of ratable and other revenue is comprised primarily of deferred product costs and services-related costs.

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, product costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain at levels comparable to that achieved in fiscal 2012.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. During fiscal 2012 service margins decreased slightly from fiscal 2011 as we made the decision to invest in support services infrastructure that will allow us to both expand our base of enterprise customers and to support future growth and higher service levels to our existing enterprise customers.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of cash-based personnel costs such as salaries, benefits, bonuses, and sales commissions. They also include non-cash charges, specifically, stock-based compensation expense. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

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

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of cash-based personnel costs including salary, benefits and commissions. Additional sales and marketing expenses include stock-based compensation expense, promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to increase our presence in new geographic markets and enterprise verticals, add new customers and increase penetration within our existing customer base.

•
General and administrative. General and administrative expense consists of cash-based personnel costs as well as professional fees, stock-based compensation expense, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, information technology and other consulting costs.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in money market funds, commercial paper, corporate debt securities, municipal bonds, certificates of deposit and term deposits, and U.S. government and agency debt securities.

Other expense, net. Other expense, net consists primarily of foreign exchange and related hedging gains and losses. Foreign exchange gains and losses relate to foreign currency exchange re-measurement. The hedging gains and losses are related to our settled balance sheet hedges.

Provision for income taxes. We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, withholding taxes, nondeductible stock-based compensation expense and adjustments related to our intercompany transfer pricing.

The income tax provision for fiscal 2012 was comprised primarily of domestic income taxes, foreign income taxes and withholding taxes. Our effective tax rate approximates the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits (when applicable), withholding tax, nondeductible stock-based compensation expense, foreign income subject to lower tax than the U.S., and adjustments related to intercompany transfer pricing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. The new accounting standards also require an entity to allocate revenue using the relative selling price method. The new accounting standards establish a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, third party evidence (“TPE”), and the BESP. If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. The new accounting standards amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.

This guidance did not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer within the scope of industry-specific software revenue recognition guidance.

Our product revenue also includes software products that may operate on the hardware appliances, but are not considered essential to the functionality of the hardware and continue to be subject to the industry-specific software revenue recognition guidance. Certain of our software, when sold with our appliances, is considered essential to its functionality and as a result is no longer accounted for under industry-specific software revenue recognition guidance. However, this same software, if sold separately, is accounted for under industry-specific software revenue recognition guidance.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the new accounting standards. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to industry-specific software revenue recognition guidance, along with non-software deliverables that are subject to the new accounting standards. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in the new revenue recognition accounting guidance.

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

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

We recognize revenue for our software sales based on industry-specific software revenue recognition guidance. Under industry-specific software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered and VSOE of fair value for all undelivered elements exists. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period.

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with the new revenue recognition accounting guidance and all related interpretations.

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

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

As of December 31, 2012, our allowance for sales returns was $2.3 million compared to $2.4 million as of December 31, 2011. If our allowance for sales returns had increased by 10%, or $0.2 million, our net revenue would have decreased by $0.2 million in fiscal 2012.

Stock-Based Compensation Expense

Employees Stock Options. We estimate the fair value of employee stock options using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period using the straight-line method. Our option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Employee Stock Purchase Plan. We estimate the fair value of the rights to acquire stock under our employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares.

Restricted Stock Units. We account for the fair value of restricted stock units (“RSUs”) awarded to employees and members of our board of directors using the closing market price of our common stock on the date of grant. RSUs are payable in shares of our common stock as the periodic vesting requirements are satisfied. RSUs will vest over a four-year period from the date of grant if the employees, non-employees, or directors, as applicable, remain with us for the duration of the vesting period.

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

We account for uncertain tax positions in accordance with U.S. GAAP, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Consolidated Statement of Operations Data:
Revenue:
Product	248,948	197,408	135,140
Services	274,043	220,268	172,046
Ratable and other revenue	10,648	15,900	17,510
Total revenue	533,639	433,576	324,696
Cost of revenue
Product	93,971	73,201	51,944
Services	50,682	35,486	26,967
Ratable and other revenue	2,767	4,911	6,295
Total cost of revenues	147,420	113,598	85,206
Gross profit:
Product	154,977	124,207	83,196
Services	223,361	184,782	145,079
Ratable and other revenue	7,881	10,989	11,215
Total gross profit	386,219	319,978	239,490
Operating expenses:
Research and development	81,078	63,577	49,801
Sales and marketing	179,155	145,532	111,968
General and administrative	25,511	21,965	22,380
Total operating expenses	285,744	231,074	184,149
Operating income	100,475	88,904	55,341
Interest income	5,006	3,523	1,815
Other expense, net	(485)	(354)	(815)
Income before income taxes	104,996	92,073	56,341
Provision for income taxes	38,160	29,581	15,096
Net income	66,836	62,492	41,245

	Fiscal Year
	2012	2011	2010
	(as % of revenue)
Revenue:
Product	47	45	42
Services	51	51	53
Ratable and other revenue	2	4	5
Total revenue	100	100	100
Total cost of revenue	28	26	26
Total gross profit	72	74	74
Operating expenses:
Research and development	15	15	15
Sales and marketing	33	34	34
General and administrative	5	4	8
Total operating expenses	53	53	57
Operating income	19	21	17
Interest income	1	1	1
Other expense, net	—	—	—
Income before income taxes	20	22	18
Provision for income taxes	7	7	5
Net income	13	15	13

Fiscal Years 2012 and 2011

Revenue

	Fiscal Year
	2012		2011
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	248,948	47	197,408	45	51,540	26
Services	274,043	51	220,268	51	53,775	24
Ratable and other revenue	10,648	2	15,900	4	(5,252)	(33)
Total revenue	533,639	100	433,576	100	100,063	23
Revenue by geography:
Americas	217,056	41	172,494	40	44,562	26
Europe, Middle East and Africa (“EMEA”)	184,175	35	152,385	35	31,790	21
Asia Pacific and Japan (“APAC”)	132,408	24	108,697	25	23,711	22
Total revenue	533,639	100	433,576	100	100,063	23

Total revenue increased by $100.1 million, or 23%, in fiscal 2012 compared to fiscal 2011. The Americas region contributed the largest portion of our revenue growth on a percentage basis, while the EMEA and APAC regions both demonstrated growth of over 20%. Product revenue increased by $51.5 million, or 26%, compared to fiscal 2011. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories from our entry-level and mid-range products for smaller enterprises and branch deployments to our high-end products for large enterprise and service provider customers. Services revenue increased by $53.8 million, or 24%, in fiscal 2012 compared to fiscal 2011 due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable and other revenue of $5.3 million was primarily due to the continuing decline in amortization of ratable revenue. Ratable and other revenue for fiscal

2012 included a $3.7 million sale of previously-acquired patents, which was an increase from a $2.6 million sale of previously-acquired patents in fiscal 2011. Excluding the decline in ratable and other revenue, product and services revenue combined together increased by 25% compared to fiscal 2011.

Cost of revenue and gross margin

	Fiscal Year
	2012	2011	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	93,971	73,201	20,770	28
Services	50,682	35,486	15,196	43
Ratable and other revenue	2,767	4,911	(2,144)	(44)
Total cost of revenue	147,420	113,598	33,822	30
Gross margin (%):
Product	62.3	62.9	(0.6)
Services	81.5	83.9	(2.4)
Ratable and other revenue	74.0	69.1	4.9
Total gross margin	72.4	73.8	(1.4)

Total gross margin decreased by 1.4 percentage points in fiscal 2012 compared to fiscal 2011, as both product and services gross margins declined. Product gross margin decreased by 0.6 percentage points in fiscal 2012 compared to fiscal 2011 primarily related to a higher quantity of mid-range products purchased by a large retail customer with lower than average gross margins. We also experienced the impact from cost increases related to higher material costs incurred to support higher density storage requirements for our recent release of FortioOS 5.0, our next generation operating system. From time to time, we have experienced sales of previously reserved inventory. During fiscal 2012, we experienced a positive impact to gross margin of 0.2 percentage points due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.4 percentage points in the prior year. Services gross margin decreased by 2.4 percentage points during fiscal 2012 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $15.2 million primarily due to an $8.6 million increase in cash-based personnel costs related to headcount increases, a $1.9 million increase in stock-based compensation expense, a $1.8 million increase in costs associated with extended support contracts, a $0.7 million increase in occupancy-related costs, a $0.5 million increase in professional services expenses, a $0.5 million increase in travel expenses, and a $1.1 million increase in depreciation and other expenses.

Operating expenses

	Fiscal Year				Change	% Change
	2012		2011
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	81,078	15	63,577	15	17,501	28
Sales and marketing	179,155	33	145,532	34	33,623	23
General and administrative	25,511	5	21,965	4	3,546	16
Total operating expenses	285,744	53	231,074	53	54,670	24

Research and development expense

Research and development expense increased by $17.5 million, or 28%, in fiscal 2012 compared to fiscal 2011 primarily due to an increase of $9.3 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-

based compensation expense of $4.5 million, product development expenses of $1.2 million, depreciation expense of $0.9 million, supplies expense of $0.6 million, occupancy-related costs of $0.4 million, and other expenses of $0.5 million. The increase in research and development expense was partially offset by a 2% year-over-year increase in the U.S. dollar exchange rate against the CAD, as a majority of our research and development personnel are located in Canada. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain at comparable levels in fiscal 2013.

Sales and marketing expense

Sales and marketing expense increased by $33.6 million, or 23%, in fiscal 2012 compared to fiscal 2011, primarily due to an increase of $21.6 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in stock-based compensation expense of $3.5 million, marketing-related expenses of $3.2 million, depreciation expenses of $1.6 million, occupancy-related costs of $0.7 million, travel expenses of $1.0 million, supplies expense of $0.4 million, and other expenses of $1.2 million. As a percentage of revenue, sales and marketing expenses remained flat as we accelerated the investment in our sales force during the past year to support future growth. The increase in sales and marketing expense was partially offset by a 9% year-over-year increase in the U.S. dollar exchange rate against the Euro. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth but expect sales and marketing expense as a percentage of revenue to remain at comparable levels in fiscal 2013.

General and administrative expense

General and administrative expense increased by $3.5 million, or 16%, in fiscal 2012 compared to fiscal 2011. Stock-based compensation expense increased by $1.6 million and cash-based personnel costs increased by $0.7 million. In addition, we incurred $1.0 million of litigation settlement expense. We expect general and administrative expense as a percentage of revenue to remain at comparable levels in fiscal 2013.

Interest income and other expense, net

	Fiscal Year
	2012	2011	Change	% Change
	($ amounts in 000’s)
Interest income	5,006	3,523	1,483	42
Other expense, net	(485)	(354)	(131)	37

The $1.5 million increase in interest income in fiscal 2012 compared to fiscal 2011 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense, net, for fiscal 2012 when compared to fiscal 2011, was the result of higher foreign exchange losses.

Provision for income taxes

	Fiscal Year		Change	% Change
	2012	2011
	($ amounts in 000’s)
Provision for income taxes	38,160	29,581	8,579	29
Effective tax rate (%)	36	32	4	—

Our effective tax rate was 36% for fiscal 2012, compared with an effective tax rate of 32% for fiscal 2011. The provision for income taxes for fiscal 2012 was comprised primarily of federal, state and foreign income taxes as well as the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries. The 2011 effective tax rate was impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries, as well as research and development tax credit. The increase in the provision for income taxes for fiscal 2012 compared to fiscal 2011 was primarily due to an increase in profits subject to U.S. tax, a decrease in stock option benefits, and their corresponding impact on the transfer pricing calculations between some of our foreign subsidiaries, and the reduction in U.S. Federal Research and Development Tax Credit that was reinstated in fiscal 2013, but not recognized in fiscal 2012.

During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit will be recorded in the first quarter of fiscal 2013, which is the period of enactment. The State of California will be conducting an audit of our income tax returns for fiscal 2010 and fiscal 2011. We do not currently expect a material impact on our results of operations to arise from this audit that would have a detrimental impact on our income tax liability.

Fiscal Years 2011 and 2010

Revenue

	Fiscal Year				Change	% Change
	2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Revenue:
Product	197,408	45	135,140	42	62,268	46
Services	220,268	51	172,046	53	48,222	28
Ratable and other revenue	15,900	4	17,510	5	(1,610)	(9)
Total revenue	433,576	100	324,696	100	108,880	34
Revenue by Geography:
Americas	172,494	40	123,961	38	48,533	39
EMEA	152,385	35	121,604	38	30,781	25
APAC	108,697	25	79,131	24	29,566	37
Total revenue	433,576	100	324,696	100	108,880	34

Total revenue increased by $108.9 million, or 34%, in fiscal 2011 compared to fiscal 2010. The adoption of the new revenue recognition rules, described in Note 1of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, contributed to $20.0 million of the increase, primarily with respect to product revenue. The Americas and APAC regions contributed the largest portion of our revenue growth on a percentage basis. Product revenue increased by $62.3 million, or 46%, compared to fiscal 2010. The increase in product revenue was primarily driven by greater sales volume and higher average sales prices in our FortiGate product family due to increased demand for our high-end products from enterprise and service provider customers. The impact of adopting the new revenue recognition rules referenced above also contributed to the increase in product revenue. Services revenue increased by $48.2 million, or 28%, in fiscal 2011 compared to fiscal 2010 due to the recognition of revenue from our increased focus on contract renewals and our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. Ratable and other revenue was $4.2 million lower due to the impact of no longer deferring ratable revenue as a result of the above-mentioned adoption of new revenue recognition rules, offset by a $2.6 million sale of previously-acquired patents.

Cost of revenue and gross margin

	Fiscal Year		Change	% Change
	2011	2010
	($ amounts in 000’s)
Cost of revenue:
Product	73,201	51,944	21,257	41
Services	35,486	26,967	8,519	32
Ratable and other revenue	4,911	6,295	(1,384)	(22)
Total cost of revenue	113,598	85,206	28,392	33
Gross margin (%):
Product	62.9	61.6	1.3
Services	83.9	84.3	(0.4)
Ratable and other revenue	69.1	64.0	5.1
Total gross margin	73.8	73.8	—

Total gross margin remained consistent in fiscal 2011 compared to fiscal 2010. Product gross margin increased by 1.3 percentage points in fiscal 2011 compared to fiscal 2010 primarily due to a greater mix of our high-end products. From time to time, we have experienced sales of previously reserved inventory. During fiscal 2011, we experienced a positive impact of 0.4 percentage points in our product gross margin due to the sale of fully reserved inventory compared to a positive impact of 0.7 percentage points in fiscal 2010. Services gross margin was relatively flat as we continued to make investments in our support, professional services and FortiGuard global security organizations at a rate slightly greater than the increase in revenue in order to improve service capabilities. Cost of services revenue increased by $8.5 million primarily due to a $6.1 million increase in cash-based personnel costs related to headcount increases, a $0.9 million increase in stock-based compensation expense, a $0.8 million increase in warranty and other expenses and a $0.7 million increase in professional services costs. Ratable and other revenue gross margin increased by 5.1 percentage points as a result of a $2.6 million sale of previously-acquired patents during fiscal 2011, which had a direct positive impact to gross margins.

Operating expenses

	Fiscal Year				Change	% Change
	2011		2010
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	63,577	15	49,801	15	13,776	28
Sales and marketing	145,532	34	111,968	34	33,564	30
General and administrative	21,965	4	22,380	8	(415)	(2)
Total operating expenses	231,074	53	184,149	57	46,925	25

Research and development expense

Research and development expense increased by $13.8 million, or 28%, in fiscal 2011 compared to fiscal 2010 primarily due to an increase in cash-based personnel costs and stock-based compensation expense. Cash-based personnel costs increased by $9.7 million as a result of increased headcount to support continued enhancements of our existing products. Stock-based compensation expense increased by $2.4 million primarily due to the increase in headcount and stock price, and the introduction of the ESPP in fiscal 2011. In addition, we incurred increases in product development expenses, such as non-recurring engineering, testing and certifications of $0.8 million, depreciation expense of $0.6 million, occupancy-related costs of $0.2 million and other expenses of $0.1 million. The increase in the CAD exchange rate against the U.S. dollar also significantly contributed to the increase in research and development expenses by $2.0 million.

Sales and marketing expense

Sales and marketing expense increased by $33.6 million, or 30%, in fiscal 2011 compared to fiscal 2010 as we continued to increase our sales headcount in order to expand our global footprint. Cash-based personnel costs increased by

$21.3 million primarily as a result of increased headcount. Stock-based compensation expense increased by $5.5 million primarily due to the increase in headcount and stock price, and the introduction of the ESPP in fiscal 2011. In addition, we incurred increases in marketing-related expenses of $2.9 million and travel of $1.5 million to support our overall revenue growth of 34%. We also had a combined $1.6 million increase in depreciation and other expenses and a $0.8 million increase in occupancy-related costs. As a percentage of revenue, sales and marketing expenses decreased by 0.9 percentage points due to the leverage achieved from the investment in our sales force in fiscal 2011, as evidenced by revenue growth of 34% exceeding sales and marketing expenses growth of 30%.

General and administrative expense

In fiscal 2011, general and administrative expense decreased by $0.4 million, or 2%, compared to fiscal 2010. Cash-based personnel costs increased by $1.5 million, stock-based compensation expense increased by $0.9 million and occupancy-related costs and other expenses increased by a combined $0.1 million, partially offset by $2.0 million in royalties received from a patent settlement and a $1.0 million decrease in legal expenses compared to fiscal 2010.

Interest income and other expense, net

	Fiscal Year		Change	% Change
	2011	2010
	($ amounts in 000’s)
Interest income	3,523	1,815	1,708	94
Other expense, net	(354)	(815)	461	(57)

The $1.7 million increase in interest income in fiscal 2011 compared to fiscal 2010 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense, net, for fiscal 2011 when compared to fiscal 2010 was the result of lower foreign exchange losses in fiscal 2011.

Provision for income taxes

	Fiscal Year		Change	% Change
	2011	2010
	($ amounts in 000’s)
Provision for income taxes	29,581	15,096	14,485	96.0
Effective tax rate (%)	32	27	5	—

Our effective tax rate was 32% for fiscal 2011, compared with an effective tax rate of 27% for fiscal 2010. The provision for income taxes for fiscal 2011 was comprised primarily of federal, state and foreign income taxes. The 2010 effective tax rate was impacted by the inclusion of stock option benefits, which affected the transfer pricing calculations between some of our foreign subsidiaries, as well as the reinstated U.S. Federal Research and Development Tax Credit. The increase in the provision for income taxes for fiscal 2011 compared to fiscal 2010 was primarily due to an increase in profits subject to U.S. tax.

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

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012
	($ amounts in 000’s, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	40,165	46,687	53,093	57,463	53,204	61,692	63,027	71,025
Services	48,686	52,671	57,835	61,076	62,138	65,412	69,782	76,711
Ratable and other revenue (1)	4,415	3,665	5,498	2,322	1,905	1,858	3,459	3,426
Total revenue	93,266	103,023	116,426	120,861	117,247	128,962	136,268	151,162
Cost of revenue:
Product (2)	14,075	16,591	20,606	21,929	19,067	23,935	23,995	26,974
Services (2)	7,781	8,596	9,438	9,671	11,213	12,467	13,166	13,836
Ratable and other revenue	1,560	1,371	1,095	886	763	725	647	632
Total cost of revenue	23,416	26,558	31,139	32,486	31,043	37,127	37,808	41,442
Total gross profit	69,850	76,465	85,287	88,375	86,204	91,835	98,460	109,720
Operating expenses:
Research and development (2)	14,421	15,942	16,834	16,379	19,667	20,388	20,498	20,525
Sales and marketing (2)	32,718	35,896	36,934	39,984	42,036	44,259	44,743	48,117
General and administrative (2)	5,266	5,848	5,359	5,492	5,786	6,238	7,449	6,038
Total operating expenses	52,405	57,686	59,127	61,855	67,489	70,885	72,690	74,680
Operating income (3)	17,445	18,779	26,160	26,520	18,715	20,950	25,770	35,040
Interest income	793	863	904	963	1,085	1,203	1,318	1,400
Other (expense) income, net	(95)	(207)	60	(112)	(71)	73	(317)	(170)
Income before income taxes	18,143	19,435	27,124	27,371	19,729	22,226	26,771	36,270
Provision for income taxes	4,556	4,941	9,207	10,877	5,556	8,276	9,565	14,763
Net income (3)	13,587	14,494	17,917	16,494	14,173	13,950	17,206	21,507
Net income per share attributable to common stockholders (4):
Basic	0.09	0.10	0.12	0.11	0.09	0.09	0.11	0.13
Diluted	0.08	0.09	0.11	0.10	0.09	0.08	0.10	0.13
_______________________________________________

(1)
Ratable and other revenue included the sales of previously-acquired patents of $2.6 million, $1.8 million and $1.9 million for the three months ended September 30, 2011, September 30, 2012 and December 31, 2012, respectively.

(2)	Includes stock-based compensation expense and patent settlement income as follows:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012 (3)
	($ amounts in 000’s)
Cost of product revenue	22	43	64	54	64	88	85	96
Cost of services revenue	198	362	564	666	745	941	1,018	1,032
Research and development	453	985	1,516	1,737	1,957	2,292	2,525	2,452
Sales and marketing	1,900	1,681	2,708	3,036	3,443	3,475	3,879	1,996
General and administrative	497	799	882	848	1,037	1,056	1,323	1,186
Total stock-based compensation expense	3,070	3,870	5,734	6,341	7,246	7,852	8,830	6,762
Patent settlement income	477	478	478	478	478	478	478	478
Total stock based compensation expense and patent settlement income	3,547	4,348	6,212	6,819	7,724	8,330	9,308	7,240

_______________________________________________

(3)
During the three months ended December 31, 2012, we recorded a $1.5 million non-recurring cumulative out-of-period adjustment to reflect a true-up related to forfeitures of stock awards granted to employees. Of this amount, $0.9 million and $0.6 million were related to fiscal 2011 and the first three quarters of fiscal 2012, respectively. The adjustment resulted in lower stock-based compensation expense and higher operating income and net income during the three months ended December 31, 2012. We believe the impact of the adjustment is not material to the current or prior fiscal periods.

(4)	See Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect seasonality in the sale of our products, subscriptions and services. In general, a pattern of increased customer buying at year-end has positively impacted sales activity in the fourth quarter. In the first quarter we generally experience lower sequential billings and product revenues, which results in lower product revenue. In the third quarter, we generally experience lower revenue in Europe compared to the second quarter due to reduced economic activity in Europe during the summer months, but this may not always be the case. Similarly, our gross margins and operating income have been affected by these historical trends because expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past eight quarters has increased sequentially in each quarter except the first quarter of fiscal 2012 which was down slightly. Product revenue in all of the quarters of fiscal 2012 was higher as compared to the same periods in fiscal 2011, which we believe was due in part to the investments made in our sales organization, continued product innovation and improvements in overall corporate IT spending.

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012
	($ amounts in 000’s)
Consolidated Statements of Operations Data:
Revenue:
Product	40,165	46,687	53,093	57,463	53,204	61,692	63,027	71,025
Services	48,686	52,671	57,835	61,076	62,138	65,412	69,782	76,711
Ratable and other revenue	4,415	3,665	5,498	2,322	1,905	1,858	3,459	3,426
Total revenue	93,266	103,023	116,426	120,861	117,247	128,962	136,268	151,162
As a percentage of revenue:
Revenue (%):
Product	43	45	45	47	45	48	46	47
Services	52	51	50	51	53	51	51	51
Ratable and other revenue	5	4	5	2	2	1	3	2
Total revenue	100	100	100	100	100	100	100	100

Quarterly Gross Margin Trend

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services. Product gross margin varies based on the types of products sold and the average selling prices of our products. Services gross margins were lower in each quarter of fiscal 2012 compared to the same quarter of fiscal 2011 as we made investments in our support organizations at a rate slightly greater than the increase in services revenue.

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012
Gross Margin by Component of Revenue:
Gross margin (%):
Product	65	64	61	62	64	61	62	62
Services	84	84	84	84	82	81	81	82
Ratable and other revenue	65	63	80	62	60	61	81	82
Total gross margin	75	74	73	73	74	71	72	73

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012
Reconciliation of GAAP to non-GAAP gross margin:
GAAP gross margin (%)	75	74	73	73	74	71	72	73
Stock-based compensation expense	—	1	1	1	—	1	1	—
Non-GAAP gross margin	75	75	74	74	74	72	73	73

Liquidity and Capital Resources

	As of Fiscal Year End
	2012	2011	2010
	($ amounts in 000’s)
Cash and cash equivalents	122,975	71,990	66,859
Investments	616,611	466,697	320,601
Total cash, cash equivalents and investments	739,586	538,687	387,460
Working capital	249,970	256,706	201,776

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Cash provided by operating activities	183,866	132,842	103,383
Cash used in investing activities	(182,711)	(166,826)	(283,710)
Cash provided by financing activities	50,156	39,797	34,019
Effect of exchange rates on cash and cash equivalents	(326)	(682)	709
Net increase (decrease) in cash and cash equivalents	50,985	5,131	(145,599)

As of December 31, 2012, our cash, cash equivalents, and investments of $739.6 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds, certificates of deposit and term deposits and U.S. government and agency debt securities. As of December 31, 2012, $26.6 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Net income	66,836	62,492	41,245
Adjustments for non-cash charges (1)	44,028	18,712	16,593
Net income before non-cash charges	110,864	81,204	57,838
Increase in deferred revenue	68,292	42,177	50,701
Increase in income taxes payable	28,265	35,964	16,017
Increase in accrued payroll and compensation	4,599	4,773	5,465
Increase in accounts payable and accrued liabilities, net	1,262	8,566	4,800
Decrease in other assets	2,470	227	255
Decrease (increase) in prepaid expenses and other current assets	791	(2,915)	(3,685)
Increase in accounts receivable—net	(12,120)	(23,246)	(17,784)
Increase in inventory	(11,303)	(6,034)	(5,946)
Increase in deferred tax assets	(9,254)	(7,874)	(4,278)
Net cash provided by operating activities	183,866	132,842	103,383
____________________

(1)
Non-cash charges consist of stock-based compensation expense, depreciation and amortization, amortization of investment premiums, an excess tax benefit from our employee stock option plans, and other non-cash items, net. For additional information regarding such non-cash charges, see our consolidated statements of cash flows in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Activities

In fiscal 2012, operating activities provided $183.9 million in cash as a result of our billings growth, profitability, and the ability to successfully manage our working capital. Net income was $66.8 million, increased by non-cash adjustments of $44.0 million and sources of cash of $105.7 million partially offset by uses of cash of $32.7 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $30.7 million, amortization of investment premiums of $13.0 million, depreciation and amortization of $11.6 million, and other non-cash items, net, of $0.9 million, partially offset by an excess tax benefit from employee stock option plans of $12.1 million. Sources of cash were related to a $68.3 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $28.3 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $4.6 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $2.5 million decrease in other assets, a $1.3 million increase in accounts payable and accrued liabilities related to timing of payments, and a $0.8 million decrease in prepaid expenses and other current assets. Uses of cash were related to a $12.1 million increase in accounts receivable due to the overall growth of our business and a six day decrease (from 79 to 73 days) in days sales outstanding due to stronger collections experience, a $11.3 million increase in inventory primarily to support new product releases combined with the overall growth of our business, and a $9.3 million increase in deferred tax assets. Days sales outstanding is calculated as the ratio of ending accounts receivable, net of allowances, divided by average daily sales.

In fiscal 2011, operating activities provided $132.8 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $62.5 million, increased by non-cash adjustments of $18.7 million and sources of cash of $91.5 million partially offset by uses of cash of $39.8 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $19.0 million, amortization of investment premiums of $12.5 million, and depreciation and amortization of $7.0 million, partially offset by an excess tax benefit from employee stock option plans of $19.8 million. Sources of cash were related to a $42.2 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $36.0 million increase in income tax payable, due to our continued profitability and timing of tax payments, an $8.6 million increase in accrued liabilities and accounts payable related to timing of payments, a $4.7 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $0.2 million decrease in other assets. Uses of cash were related to a $23.2 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining relatively flat (from 80 to 79 days), a $7.9 million increase in deferred tax assets, a $6.0 million increase in inventory primarily to support new product releases combined with the overall growth of our business, and a $2.9 million increase in prepaid expenses and current other assets.

In fiscal 2010, operating activities provided $103.4 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $41.2 million, increased by non-cash adjustments of $16.6 million and sources of cash of $77.0 million, partially offset by uses of cash of $31.4 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $9.3 million, amortization of investment premiums of $7.3 million, and depreciation and amortization of $5.7 million, partially offset by an excess tax benefit from employee stock option plans of $5.7 million. Sources of cash were related to a $50.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, an $16.0 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $5.5 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $4.8 million increase in accrued liabilities and accounts payable related to timing of payments, and a $0.3 million decrease in other assets. Uses of cash were related to a $17.8 million increase in accounts receivable due to the overall growth of our business with days sales outstanding remaining relatively flat (from 78 to 80 days), a $5.9 million increase in inventory primarily to support new product releases in the latter part of the year combined with the overall growth of our business, a $4.2 million increase in deferred tax assets, and a $3.7 million increase in prepaid expenses and other assets.

Investing Activities

In fiscal 2012, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $182.7 million of cash used by investing activities was due to net purchases of investments of

$159.4 million, purchases of property and equipment of $22.1 million (including $14.5 million to purchase land and building to support the growth in our business operations) and acquisitions for $1.2 million.

In fiscal 2011, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $166.8 million of cash used by investing activities was due to net purchases of investments of $160.6 million, purchases of property and equipment of $3.6 million, and an acquisition for $2.6 million.

In fiscal 2010, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $283.7 million of cash used by investing activities was due to net purchases of investments of $280.0 million reflecting primarily the transfer of funds from money market to corporate bonds, agency notes and commercial paper. We also purchased property and equipment of $3.8 million.

Financing Activities

In fiscal 2012, our financing activities resulted in net cash provided of $50.2 million as a result of receiving proceeds of $27.2 million and $10.9 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $12.1 million.

In fiscal 2011, our financing activities resulted in net cash provided of $39.8 million as a result of receiving proceeds of $20.0 million from the issuance of common stock under our stock option plans and an excess tax benefit from employee stock exercises of $19.8 million.

In fiscal 2010, our financing activities resulted in net cash provided of $34.0 million as a result of receiving proceeds of $29.1 million from the issuance of common stock under our stock option plans and warrants to purchase our common stock and an excess tax benefit from employee stock option exercises of $5.8 million, partially offset by $0.9 million of issuance costs paid in connection with our initial public offering, which had been accrued as of December 31, 2009.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ amounts in 000’s)
Operating leases (1)	16,833	8,775	7,481	577	—
Capital leases (2)	105	25	51	29
Purchase commitments (3)	30,040	30,040	—	—	—
Other contracts (4)	8,107	8,107	—	—	—
Total (5)	55,085	46,947	7,532	606	—
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of contractual obligations, including principal and imputed interest, from non-cancelable equipment financed under capital leases.

(3)	Consists of minimum purchase commitments with independent contract manufacturers.

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

(5)
No tax liabilities related to uncertain tax positions have been included in the table. As of December 31, 2012, we had $28.8 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2012, 2011 and 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2012, 2011 and 2010 would have resulted in a decrease in our interest income of $0.5 million, $0.4 million and $0.2 million, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the CAD. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions, and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations. We recognized an expense of $0.5 million in other expense, net in fiscal 2012 due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the CAD, Euro (EUR), British pound (GBP), and Japanese yen (JPY) could adversely impact our operating expenses in the future.

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

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (“Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended December 31, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2013

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,975	$71,990
Short-term investments	290,719	318,283
Accounts receivable, net of allowance for doubtful accounts of $115 and $336 as of December 31, 2012 and December 31, 2011, respectively	107,642	95,522
Inventory	21,060	16,249
Deferred tax asset	13,663	7,578
Prepaid expenses and other current assets	13,215	13,948
Total current assets	569,274	523,570
PROPERTY AND EQUIPMENT—Net	25,638	7,966
DEFERRED TAX ASSET—Non-current	48,525	46,523
LONG-TERM INVESTMENTS	325,892	148,414
OTHER ASSETS	6,168	8,274
TOTAL ASSETS	$975,497	$734,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,816	$19,768
Accrued liabilities	22,263	15,971
Accrued payroll and compensation	28,957	24,197
Deferred revenue	247,268	206,928
Total current liabilities	319,304	266,864
DEFERRED REVENUE—Non-current	115,917	87,905
OTHER LIABILITIES	29,342	21,624
Total liabilities	464,563	376,393
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 161,757 and 156,401 shares issued and 160,348 and 154,992 shares outstanding as of December 31, 2012 and December 31, 2011, respectively	162	156
Additional paid-in capital	400,075	317,026
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	3,091	402
Retained earnings	110,601	43,765
Total stockholders’ equity	510,934	358,354
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$975,497	$734,747
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2012	2011	2010
REVENUE:
Product	$248,948	$197,408	$135,140
Services	274,043	220,268	172,046
Ratable and other revenue	10,648	15,900	17,510
Total revenue	533,639	433,576	324,696
COST OF REVENUE:
Product	93,971	73,201	51,944
Services	50,682	35,486	26,967
Ratable and other revenue	2,767	4,911	6,295
Total cost of revenue	147,420	113,598	85,206
GROSS PROFIT:
Product	154,977	124,207	83,196
Services	223,361	184,782	145,079
Ratable and other revenue	7,881	10,989	11,215
Total gross profit	386,219	319,978	239,490
OPERATING EXPENSES:
Research and development	81,078	63,577	49,801
Sales and marketing	179,155	145,532	111,968
General and administrative	25,511	21,965	22,380
Total operating expenses	285,744	231,074	184,149
OPERATING INCOME	100,475	88,904	55,341
INTEREST INCOME	5,006	3,523	1,815
OTHER EXPENSE—Net	(485)	(354)	(815)
INCOME BEFORE INCOME TAXES	104,996	92,073	56,341
PROVISION FOR INCOME TAXES	38,160	29,581	15,096
NET INCOME	$66,836	$62,492	$41,245
Net income per share attributable to common stockholders (Note 7):
Basic	$0.42	0.41	0.29
Diluted	$0.40	0.38	0.26
Weighted-average shares outstanding:
Basic	158,074	152,581	140,726
Diluted	166,329	163,781	156,406
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2012	2011	2010
Net income	$66,836	$62,492	$41,245
Other comprehensive income (loss):
Foreign currency translation gains (losses)	524	(553)	925
Unrealized gains (losses) on investments	3,331	(1,702)	98
Unrealized gains (losses) on cash flow hedges	—	(74)	74
Tax provision related to items of other comprehensive income or loss	(1,166)	550	—
Net change in accumulated other comprehensive income	2,689	(1,779)	1,097
Comprehensive income	$69,525	$60,713	$42,342
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2009	135,034	$135	(1,409)	$(2,995)	$204,200	$1,084	$(59,972)	$142,452
Exercise of stock options and warrants	15,138	15	—	—	29,094	—	—	29,109
Stock-based compensation expense	—	—	—	—	9,315	—	—	9,315
Income tax benefit from employee stock option plans	—	—	—	—	9,235	—	—	9,235
Net unrealized gain on investments—net of taxes	—	—	—	—	—	98	—	98
Net unrealized gain on derivatives qualifying as cash flow hedges	—	—	—	—	—	74	—	74
Net change in cumulative translation adjustments	—	—	—	—	—	925	—	925
Net income	—	—	—	—	—	—	41,245	41,245
BALANCE—December 31, 2010	150,172	150	(1,409)	(2,995)	251,844	2,181	(18,727)	232,453
Exercise of stock options	6,229	6	—	—	19,962	—	—	19,968
Stock-based compensation expense	—	—	—	—	19,015	—	—	19,015
Income tax benefit from employee stock option plans	—	—	—	—	26,205	—	—	26,205
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(1,153)	—	(1,153)
Net unrealized loss on derivatives qualifying as cash flow hedges						(74)		(74)
Net change in cumulative translation adjustments	—	—	—	—	—	(552)	—	(552)
Net income	—	—	—	—	—	—	62,492	62,492
BALANCE—December 31, 2011	156,401	156	(1,409)	(2,995)	317,026	402	43,765	358,354
Issuance of common stock upon exercise of stock options	4,779	5	—	—	27,178	—	—	27,183
Issuance of common stock in connection with employee stock purchase plan	577	1	—	—	10,903	—	—	10,904
Stock-based compensation expense	—	—	—	—	30,690	—	—	30,690
Income tax benefit from employee stock option plans	—	—	—	—	14,278	—	—	14,278
Net unrealized gain on investments - net of taxes	—	—	—	—	—	2,165	—	2,165
Net change in cumulative translation adjustments	—	—	—	—	—	524	—	524
Net income	—	—	—	—	—	—	66,836	66,836
BALANCE—December 31, 2012	161,757	$162	(1,409)	$(2,995)	$400,075	$3,091	$110,601	$510,934
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,836	$62,492	$41,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,564	6,989	5,696
Amortization of investment premiums	12,962	12,515	7,349
Stock-based compensation expense	30,690	19,015	9,315
Excess tax benefit from employee stock option plans	(12,069)	(19,829)	(5,781)
Other non-cash items, net	881	22	14
Changes in operating assets and liabilities:
Accounts receivable—net	(12,120)	(23,246)	(17,784)
Inventory	(11,303)	(6,034)	(5,946)
Deferred tax assets	(9,254)	(7,874)	(4,278)
Prepaid expenses and other current assets	791	(2,915)	(3,685)
Other assets	2,470	227	255
Accounts payable	961	6,801	2,437
Accrued liabilities	301	1,765	2,363
Accrued payroll and compensation	4,599	4,773	5,465
Deferred revenue	68,292	42,177	50,701
Income taxes payable	28,265	35,964	16,017
Net cash provided by operating activities	183,866	132,842	103,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(601,087)	(516,906)	(416,376)
Sales of investments	26,268	44,503	10,451
Maturities of investments	415,440	311,824	125,929
Purchase of property and equipment	(22,083)	(3,624)	(3,776)
Payments made in connection with acquisitions	(1,249)	(2,623)	—
Change in restricted cash	—	—	62
Net cash used in investing activities	(182,711)	(166,826)	(283,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	38,087	19,968	29,110
Offering costs paid in connection with initial public offering	—	—	(872)
Excess tax benefit from employee stock option plans	12,069	19,829	5,781
Net cash provided by financing activities	50,156	39,797	34,019
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(326)	(682)	709
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,985	5,131	(145,599)
CASH AND CASH EQUIVALENTS—Beginning of year	71,990	66,859	212,458
CASH AND CASH EQUIVALENTS—End of year	$122,975	$71,990	$66,859
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for taxes	$17,088	$(305)	$2,483
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$398	$440	$135
Liability incurred in connection with business acquisition	$201	$—	$—
See notes to consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and UTM network security solutions to enterprises, service providers and governmental entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, application control, antivirus, intrusion prevention, web filtering, anti-spam and WAN acceleration.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation.

During fiscal 2012, we recorded a $0.9 million non-recurring cumulative out-of-period adjustment, relating to fiscal 2011, to reflect a true-up related to forfeitures of stock awards granted to employees. The adjustment resulted in lower stock-based compensation expense and higher operating income and net income during fiscal 2012. We believe the impact of the adjustment is not material to the current or prior fiscal periods.

Use of Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory valuation, warranty reserve, the accounting for income taxes, including the determination of the timing of the establishment or release of our valuation allowance related to deferred tax asset balances and reserves for uncertain tax positions and the accounting for business combinations. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, the timing and success of new product and service introductions by us or our competitors, price and sales competition and our ability to adapt to changing market conditions and dynamics such as changes in end-customer, distributor or reseller requirements or market needs, changes in expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, seasonality, failure of our channel partners to perform or other disruption in our channel, the quality of our products and services and the market perception of our response to new viruses or security breaches, general economic conditions, challenges in doing business outside of the United States, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors (Note 9), product obsolescence, and our ability to attract and retain qualified employees.

We rely on sole suppliers and independent contract manufacturers for certain of our components and one third-party logistics company for distribution of certain of our products. The inability of any of these parties to fulfill our supply and logistics requirements could negatively impact our future operating results.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. We maintain our cash and cash equivalents in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

As of December 31, 2012 and December 31, 2011, no single customer accounted for more than 10% of net accounts receivable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

During fiscal 2012, one customer accounted for 11% of total net revenues. During fiscal 2011 and 2010, no single customer accounted for more than 10% of total net revenues.

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

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and unrealized gains and losses on derivatives are included in comprehensive income.

Foreign Currency Translation and Transaction Gains and Losses—Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and revenue and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are recorded in accumulated other comprehensive income. Foreign currency transaction losses of $0.5 million, $0.4 million and $0.8 million, are included in other expense, net for fiscal 2012, 2011 and 2010, respectively.

Cash, Cash Equivalents and Available-for-sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks, and highly liquid investments in money market funds, commercial paper, and certificates of deposit and term deposits.

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

For debt securities in an unrealized loss position which is deemed to be other-than-temporary, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss.

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
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

We account for uncertain tax positions in accordance with U.S. GAAP, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Stock-Based Compensation Expense—We have elected to use the Black-Scholes option pricing model to determine the fair value of our employee stock options and ESPP. The fair value of RSUs is based on the closing market price of our common stock on the date of grant.

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

Revenue Recognition—In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. The new accounting standards also require an entity to allocate revenue using the relative selling price method. The new accounting standards establish a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, TPE, and the BESP. If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. The new accounting standards amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.

This guidance did not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a right of return relative to delivered products.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

 The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product, therefore, our hardware appliances are considered non-software deliverables and are no longer within the scope of industry-specific software revenue recognition guidance.

Our product revenue also includes software products that may operate on the hardware appliances, but are not considered essential to the functionality of the hardware and continue to be subject to industry-specific software revenue recognition guidance, which remains unchanged. Certain of our software, when sold with our appliances, is considered essential to its functionality and as a result is no longer accounted for under industry-specific software revenue recognition guidance. However, this same software, if sold separately, is accounted for under industry-specific software revenue recognition guidance.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the new accounting standards. Certain arrangements with multiple deliverables may continue to have software deliverables that are subject to industry-specific software revenue recognition guidance along with non-software deliverables that are subject to the new accounting standards. When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy in the new revenue recognition accounting guidance.

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

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

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

We recognize revenue for our software sales based on industry-specific software revenue recognition guidance. Under industry-specific software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered and VSOE of fair value for all undelivered elements exists. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period.

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. Our appliances include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with the new revenue recognition accounting guidance and all related interpretations.

Revenue is recognized when all of the following criteria have been met:

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software. A provision for estimated future costs related to warranty activities is recorded as a component of cost of product revenues when the product revenues are recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results.

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Fiscal Year
	2012	2011	2010
Accrued warranty balance—beginning of the period	2,582	1,878	2,257
Warranty costs incurred	(2,669)	(1,778)	(1,337)
Provision for warranty for the year	2,639	2,103	1,069
Changes in prior period estimates	(243)	379	(111)
Accrued warranty balance—end of the period	2,309	2,582	1,878

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the CAD. To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature, long-term material changes in the value of the U.S. dollar versus the CAD, EUR, GBP or JPY could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge balance sheet accounts as of December 31, 2012 was (amounts in 000’s):

	Buy/Sell	Notional
To hedge balance sheet accounts:
Currency
CAD	Buy	17,968

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820) - Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in the first quarter of fiscal 2012. The measurement provisions of this guidance did not impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and applied it retrospectively. We elected to present the comprehensive income in two separate but consecutive statements within our consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000’s):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	529,738	1,814	(161)	531,391
Commercial paper	39,229	22	(6)	39,245
Municipal bonds	36,787	83	—	36,870
Certificates of deposit and term deposits	9,099	6	—	9,105
Total available-for-sale securities	614,853	1,925	(167)	616,611

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	38,900	10	(2)	38,908
Corporate debt securities	339,110	219	(1,832)	337,497
Commercial paper	51,025	7	(5)	51,027
Municipal bonds	20,473	36	(5)	20,504
Certificates of deposit and term deposits	18,762	1	(2)	18,761
Total available-for-sale securities	468,270	273	(1,846)	466,697

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of December 31, 2012 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	133,006	(156)	5,010	(5)	138,016	(161)
Commercial paper	8,464	(6)	—	—	8,464	(6)
Total available-for-sale securities	141,470	(162)	5,010	(5)	146,480	(167)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of December 31, 2011 ($ amounts in 000’s):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	10,996	(2)	—	—	10,996	(2)
Corporate debt securities	258,159	(1,832)	—	—	258,159	(1,832)
Commercial paper	9,279	(5)	—	—	9,279	(5)
Municipal bonds	8,067	(5)	—	—	8,067	(5)
Certificates of deposit and term deposits	7,499	(2)	—	—	7,499	(2)
Total available-for-sale securities	294,000	(1,846)	—	—	294,000	(1,846)

The contractual maturities of our investments are as follows ($ amounts in 000’s)

	December 31, 2012	December 31, 2011
Due within one year	290,719	318,283
Due within one to three years	325,892	148,414
Total	616,611	466,697

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other expense, net in our consolidated statements of operations.

Realized gains and losses from the sale of available-for-sale securities were not significant in any period presented.

Fair Value Accounting—We apply the following fair value hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 ($ amounts in 000’s):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	December 31, 2012			December 31, 2011
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
U.S. government and agency securities	—	—	—	38,908	—	38,908
Corporate debt securities	531,391	—	531,391	337,497	—	337,497
Commercial paper	41,994	—	41,994	64,890	—	64,890
Municipal bonds	36,870	—	36,870	20,504	—	20,504
Certificates of deposit and term deposits	9,105	—	9,105	18,761	—	18,761
Money market funds	39,871	39,871	—	31,438	31,438	—
Total	659,231	39,871	619,360	511,998	31,438	480,560
Reported as:
Cash equivalents	42,620			45,301
Short-term investments	290,719			318,283
Long-term investments	325,892			148,414
Total	659,231			511,998

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of December 31, 2012 or December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012 or December 31, 2011.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	December 31, 2012	December 31, 2011
Raw materials	4,958	3,447
Finished goods	16,102	12,802
Inventory	21,060	16,249

4. PROPERTY AND EQUIPMENT—Net
Property and equipment consisted of the following ($ amounts in 000’s):

	December 31, 2012	December 31, 2011
Land	13,895	—
Building and building improvements	610	—
Evaluation units	18,322	13,912
Computer equipment and software	17,176	12,219
Furniture and fixtures	1,501	1,307
Leasehold improvements and tooling	5,354	4,381
Total property and equipment	56,858	31,819
Less: accumulated depreciation	(31,220)	(23,853)
Property and equipment—net	25,638	7,966

In August 2012, we purchased certain real property, including land and buildings in Sunnyvale, California, for cash of $14.5 million, to support the growth in our business operations. Of the total cost, we allocated $13.9 million to land and $0.6 million to building and building improvements.

Depreciation expense was $10.5 million, $7.0 million and $5.7 million in 2012, 2011 and 2010, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. ACQUISITIONS

On December 7, 2012, we completed the acquisition of XDN, Inc. (“XDN”), a privately held company that provides cloud-based content delivery solutions, for a total consideration of $0.5 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to identifiable intangible assets acquired based on their estimated fair market value as of the acquisition date. The purchase price allocation resulted in purchased identifiable intangible assets of $0.5 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the market approach, which compares the value of the purchased assets to similar assets in similar lines of business. Purchased identifiable intangible assets are being amortized as cost of revenue on a straight-line basis over three years. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

On March 8, 2012, we completed the acquisition of IntruGuard Devices, Inc. (“IntruGuard”), a supplier of Intelligent Availability Protection Systems, for a total consideration of $1.0 million. Of the total consideration, $0.4 million was withheld in escrow as security for IntruGuard’s indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $0.9 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized as cost of revenue on a straight-line basis over three years. Of the $0.4 million previously withheld in escrow, $0.2 million was released to the selling shareholders during the third quarter of fiscal 2012. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

On April 6, 2011, we completed the acquisition of TalkSwitch Corp. (“TalkSwitch”), a privately held company that provides voice over IP phone system technology, for a cash payment of $2.6 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to TalkSwitch tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $0.9 million and liabilities of $0.1 million and purchased identifiable intangible assets of $1.8 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized on a straight-line basis over three years. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

6. INTANGIBLE ASSETS

The following table presents the detail of our existing intangible assets with definite lives included in other assets ($ amounts in 000’s):

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	3,541	1,424	2,117	1,772	394	1,378

Amortization expense was $1.0 million and $0.4 million in fiscal 2012 and 2011, respectively. There was no amortization expense incurred in fiscal 2010. The following table summarizes estimated future amortization expense of purchased intangible assets with definite lives for future fiscal years ($ amounts in 000’s):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Amount
Fiscal Years:
2013	1,130
2014	707
2015	275
2016	5
Total	2,117

7. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, warrants, RSUs, and ESPP. Potentially dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Fiscal Year
	2012	2011	2010
Numerator:
Net income	66,836	62,492	41,245

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	158,074	152,581	140,726
Diluted shares:
Weighted-average common stock outstanding-basic	158,074	152,581	140,726
Effect of potentially dilutive securities:
Stock options	8,214	11,200	15,524
ESPP	41	—	—
Warrants to purchase common stock	—	—	156
Weighted-average shares used to compute diluted net income per share	166,329	163,781	156,406
Net income per share:
Basic	0.42	0.41	0.29
Diluted	0.40	0.38	0.26

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in 000’s):

	Fiscal Year
	2012	2011	2010
Stock options	7,183	3,893	3,006
RSUs	291	—	—
ESPP	321	122	—
	7,795	4,015	3,006

8. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000’s):

	December 31, 2012	December 31, 2011
Product	5,411	5,817
Services	348,548	272,843
Ratable and other revenue	9,226	16,173
Total deferred revenue	363,185	294,833
Reported As:
Short-term	247,268	206,928
Long-term	115,917	87,905
Total deferred revenue	363,185	294,833

9. COMMITMENTS AND CONTINGENCIES

Leases and Minimum Royalties—We lease certain facilities under various non-cancelable operating leases, which expire through 2017. Rent expense was $8.7 million, $8.2 million and $7.0 million for fiscal 2012, 2011, and 2010, respectively. Rent expense is recognized using the straight-line method over the term of the lease. The aggregate future non-cancelable minimum rental payments on operating leases as of December 31, 2012 are as follows ($ amounts in 000’s):

Rental Payment
Fiscal Years:
2013	8,775
2014	5,087
2015	2,394
2016	430
2017	147
Total	16,833

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2012, we had $30.0 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2012, we had $8.1 million in other purchase commitments.

Litigation—In August 2009, ESR, a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the PTO on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the BPAI. In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI’s review, all claims of the asserted ESR patents remain rejected. In October 2012, ESR filed an additional appeal of the BPAI decision with the United States Court of Appeal for the Federal Circuit. That appeal is still pending. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In April 2010, an individual, a former stockholder of Fortinet, filed a class action lawsuit against us claiming unspecified damages in the California Superior Court for the County of Los Angeles alleging violation of various California Corporations Code sections and related tort claims alleging misrepresentation and breach of fiduciary duty regarding the 2009 repurchase by Fortinet of shares of its stock while we were a privately-held company. In September 2010, the Court granted our motion to transfer the case to the California Superior Court for Santa Clara County and the plaintiff has filed several amended complaints in the Superior Court to add individual defendants, among other amendments. The Superior Court set a trial date for December 2012, but we settled this matter and paid $1.0 million in November 2012.

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant. This case is currently scheduled for a jury trial starting in September 2013. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

In June 2012, we received a letter from SRI claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and not infringed by any of our products or services. The case is proceeding in District Court. The case is currently in the very early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Option Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), and the ESPP.

2000 Stock Plan—During 2000, we adopted the 2000 Plan, which includes both incentive and non-statutory stock options. Under the 2000 Plan, we may grant options to purchase up to 21,500,000 shares of common stock to employees, directors and other service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years.

2008 Stock Plan—On January 28, 2008, our board of directors approved the 2008 Plan and French Sub-Plan, which includes both incentive and non-statutory stock options. The maximum aggregate number of shares which may be subject to options and sold under the 2008 Plan and the French Sub-Plan is 5,000,000 shares, plus any shares that, as of the date of stockholder approval of the 2008 Plan, have been reserved but not issued under the 2000 Plan or shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full or that are forfeited to or repurchased by us.

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

2009 Equity Incentive Plan—On November 17, 2009, our board of directors approved the 2009 Plan and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs, and performance units or performance shares. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with fiscal 2011, in an amount equal to the lesser of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by our board of directors. Under the 2009 Plan and the French Sub-Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

As of December 31, 2012, a total of 41,760,014 shares were authorized and available for issuance under the 2000 Plan, 2008 Plan and 2009 Plan.

Prior to August 2012, we had a practice of granting stock options to employees, non-employees and members of our board of directors. Since August 2012, we have granted RSUs to employees, non-employees, and members of our board of directors. RSUs generally vest ratably over four years. We will issue shares of common stock as the periodic vesting

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

requirements are satisfied. The value of RSUs is determined based on the number of shares granted and the closing market price of our common stock on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of our stock options. Compensation expense related to RSUs and stock options is recognized over the vesting period.

Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. As of December 31, 2012, 7,423,167 shares were authorized and available for issuance under the ESPP.

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes option pricing model, which employs the following assumptions.

Valuation method—We estimate the fair value of stock options granted.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method available.

Expected Volatility—The computation of expected volatility for the periods presented includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data and our weighted historical volatility following our initial public offering in November 2009.

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the common stock (or the closing bid, if no sales were reported) on the effective grant date.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Fiscal Year
	2012	2011	2010
Expected term in years	4.6	4.1 – 4.6	4.6
Volatility (%)	46 – 52	40 – 57	38 – 43
Risk-free interest rate (%)	0.7 – 0.9	0.6 – 2.0	1.1 – 2.4
Dividend rate (%)	—	—	—

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the stock option activity and related information for the periods presented below (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2009	34,410	2.53
Granted	4,832	9.70
Forfeited	(1,825)	5.56
Exercised	(14,928)	1.95
Balance—December 31, 2010	22,489	4.21
Granted	6,526	21.05
Forfeited	(1,397)	11.79
Exercised	(6,229)	3.21
Balance—December 31, 2011	21,389	9.14
Granted	3,401	26.38
Forfeited	(1,441)	19.31
Exercised	(4,778)	5.69
Balance—December 31, 2012	18,571	12.40		172,220
Options vested and expected to vest—December 31, 2012	18,342	12.23	4.13	179,182
Options exercisable—December 31, 2012	11,343	6.90	3.31	161,616

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2012, for all in-the-money options. As of December 31, 2012, total compensation expense related to unvested stock options granted to employees but not yet recognized was $65.7 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.6 years.

Additional information related to our stock options is summarized below ($ amounts in 000's, except per share amounts):

	Fiscal Year
	2012	2011	2010
Weighted-average fair value per share granted	11.13	8.10	3.59
Intrinsic value of options exercised	92,323	113,590	117,934
Fair value of options vested	25,350	11,800	8,482

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2012, as follows (in 000’s, except per share amounts, exercise prices and contractual life):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
0.25–1.20	1,883	2.41	0.87	1,883	0.87
3.74–4.65	6,224	2.72	3.76	6,086	3.75
5.50–6.25	195	3.82	5.62	126	5.64
8.43–8.99	2,056	4.24	8.56	1,176	8.53
15.28	389	4.85	15.28	137	15.28
20.13–24.96	5,335	5.47	21.40	1,821	20.88
26.70	2,489	6.13	26.70	114	26.70
	18,571			11,343

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the period presented below (in 000’s, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share ($)
Balance—December 31, 2011	—	—
Granted	873	23.79
Forfeited	(43)	24.76
Vested	—	—
Balance—December 31, 2012	830	23.73
RSUs expected to vest—December 31, 2012	762	23.75

As of December 31, 2012, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $19.1 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.6 years.

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in 000’s):

December 31, 2012
Outstanding stock options and RSUs	19,401
Reserved for future option, RSU and other equity award grants	22,359
Reserved for future ESPP issuances	7,423
Total common stock reserved for future issuances	49,183

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Fiscal Year
	2012	2011	2010
Expected term in years	0.5	0.5	—
Volatility (%)	53.7	59.9	—
Risk-free interest rate (%)	0.1	0.1	—
Dividend rate (%)	—	—	—

Additional information related to the ESPP is provided below (in 000's, except per share amounts):

	Fiscal Year
	2012	2011	2010
Weighted-average fair value per share granted ($)	7.06	6.56	—
Shares issued under the ESPP	577	—	—
Weighted-average price per share issued ($)	18.90	—	—

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Fiscal Year
	2012	2011	2010
Cost of product revenue	333	183	101
Cost of services revenue	3,736	1,790	929
Research and development	9,226	4,691	2,339
Sales and marketing	12,793	9,325	3,810
General and administrative	4,602	3,026	2,136
Total stock-based compensation expense	30,690	19,015	9,315

The following table summarizes stock-based compensation expense by award type ($ amounts in 000’s)

	Fiscal Year
	2012	2011	2010
Stock options	24,506	17,416	9,315
RSUs	1,714	—	—
ESPP	4,470	1,599	—
Total stock-based compensation expense	30,690	19,015	9,315

Total income tax benefit from employee stock option plans that is recognized in the consolidated statements of operations is as follows ($ amounts in 000's):

	Fiscal Year
	2012	2011	2010
Income tax benefit from employee stock option plans	5,870	3,822	1,924

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11. INCOME TAXES

Income before income taxes consisted of the following ($ amounts in 000’s):

	Fiscal Year
	2012	2011	2010
Domestic	95,730	85,411	50,556
Foreign	9,266	6,662	5,785
Total income before income taxes	104,996	92,073	56,341

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The provision for income taxes consisted of the following ($ amounts in 000’s):

	Fiscal Year
	2012	2011	2010
Current:
Federal	43,765	34,856	10,633
State	1,992	2,785	(82)
Foreign	2,266	1,402	9,298
Total current	48,023	39,043	19,849
Deferred:
Federal	(9,677)	(9,326)	(4,119)
State	(186)	(136)	(626)
Foreign	—	—	(8)
Total deferred	(9,863)	(9,462)	(4,753)
Provision for income taxes	38,160	29,581	15,096

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows ($ amounts in 000’s):

	Fiscal Year
	2012	2011	2010
Tax at federal statutory tax rate	36,749	32,225	19,719
Stock-based compensation expense	1,570	(2,457)	(2,308)
State taxes—net of federal benefit	1,186	2,222	(1,098)
Research and development credit	(144)	(887)	(948)
Foreign income taxed at different rates	(1,845)	(929)	(1,066)
Other	644	(593)	797
Total provision for income taxes	38,160	29,581	15,096

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. Due to this, our income taxes payable have been reduced by the tax benefits from employee stock plan awards. The income tax benefits for fiscal 2012, 2011 and 2010 associated with dispositions from employee stock transactions of $14.3 million, $26.2 million and $9.3 million, respectively, were recognized as additional paid-in capital.

As of December 31, 2012, we did not recognize California net operating losses and California tax credits relating to excess tax benefits for stock-based compensation expense of $13.2 million and $0.8 million, respectively. Unrecognized excess tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below ($ amount in 000’s):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	587	1,830
Deferred revenue	36,438	31,234
Nondeductible reserves and accruals	13,437	13,698
Depreciation and amortization	920	684
General business credit carryforward	1,381	396
Stock-based compensation expense	9,413	6,247
Other	12	12
Total deferred tax assets	62,188	54,101

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we would be able to realize the benefit of our deferred tax assets in the future.

As of December 31, 2012, we had various state net operating loss carryforwards of $24.1 million. These state net operating loss carryforwards will begin to expire in the year 2016. The state tax authorities impose significant restrictions on the utilization of net operating loss tax credit carryforwards. Our ability to use our net operating loss carryforwards to offset any future taxable income may be subject to limitations if equity transactions occur that would result in a change of ownership. As of December 31, 2012, we have tax credit carryforwards available to offset our future state taxes of $1.2 million. The state credits carry forward indefinitely.

Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided on such earnings. Upon distribution of those earnings in the form of dividends or otherwise, we will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. As of December 31, 2012, we have not recorded U.S. income tax on $30.3 million of foreign earnings that are deemed to be permanently reinvested overseas.

As of December 31, 2012, we had $27.8 million of unrecognized tax benefits, of which, if recognized, $27.2 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2012, December 30, 2011 and December 30, 2010, accrued interest and penalties were $1.5 million, $0.6 million and $0.2 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows ($ amounts in 000’s):

	Fiscal Year
	2012	2011	2010
Unrecognized tax benefits, beginning of year	19,269	12,083	3,387
Gross increases for tax positions related to the current year	7,550	9,049	8,696
Gross increases for tax positions related to the prior year	1,479	—	—
Gross decreases for tax positions related to the prior year	(490)	(1,863)	—
Unrecognized tax benefits, end of year	27,808	19,269	12,083

As of December 31, 2012, December 31, 2011 and December 30, 2010, $28.8 million, $19.1 million and $11.2 million, respectively, of the amounts reflected above were recorded as a liability and included in other non-current liabilities in our consolidated balance sheet.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

As of December 31, 2012, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. As we have net operating loss carryforwards for the state jurisdictions, the statute of limitations is open for all tax years. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2006. During 2012, the States of California and Florida completed their audits of our income tax returns for the years 2008-2009 and 2008-2010, respectively, without any adverse material impact to our tax liability.

During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit will be recorded in the first quarter of fiscal 2013, the period of enactment. The State of California will be conducting an audit of our income tax returns for fiscal 2010 and fiscal 2011.

12. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP Plan”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for fiscal 2012 and 2011 were $1.8 million and $1.5 million, respectively.

13. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have one operating segment, and therefore, one reportable segment.

The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000’s):

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Fiscal Year
Revenue	2012	2011	2010
Americas:
United States	145,369	120,456	92,097
Other Americas	71,687	52,038	31,864
Total Americas	217,056	172,494	123,961
EMEA	184,175	152,385	121,604
APAC	132,408	108,697	79,131
Total revenue	533,639	433,576	324,696

Property and Equipment	December 31, 2012	December 31, 2011
Americas:
United States	18,764	2,225
Canada	4,376	4,062
Other Americas	87	33
Total Americas	23,227	6,320
EMEA	1,213	805
APAC	1,198	841
Total property and equipment—net	25,638	7,966

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2012, of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2013

ITEM 9B.     Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not our employees, with regard to their Fortinet-related activities. Our code of business conduct and ethics is available on our website at www.fortinet.com under “About Us—Investor Relations—Corporate Governance.” We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements: The information concerning Fortinet’s financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled “Financial Statements and Supplementary Data.”

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year
	2012	2011	2010
	($ amounts in 000’s)
Allowance for Doubtful Accounts:
Beginning balance	336	303	367
Charged (credited) to costs and expenses	(126)	159	8
Bad debt write-offs	(95)	(126)	(72)
Ending balance	115	336	303

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

(b) Exhibits:

The exhibit list in the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

FORTINET, INC.

By:	/s/ Nancy Bush
Nancy Bush, Vice President and Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Nancy Bush, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	President, Chief Executive Officer and Chairman of the Board of Directors	February 27, 2013
Ken Xie	(Principal Executive Officer)

/s/ Nancy Bush	Vice President and Interim Chief Financial Officer	February 27, 2013
Nancy Bush	(Principal Financial and Accounting Officer)

/s/ Michael Xie	Chief Technical Officer and Director	February 27, 2013
Michael Xie

/s/ Pehong Chen	Director	February 27, 2013
Pehong Chen

/s/ Chenming Hu	Director	February 27, 2013
Chenming Hu

/s/ Hong Liang Lu	Director	February 27, 2013
Hong Liang Lu

/s/ Bill Neukom	Director	February 27, 2013
Bill Neukom

/s/ Christopher B. Paisley	Director	February 27, 2013
Christopher B. Paisley

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	3.2

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	January 25, 2012	3.4

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	4.2

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.5

10.7†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.6

10.8†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.7

10.9†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.8

10.10†	Offer Letter, dated as of August 31, 2007, by and between the Company and Ken Goldman	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.9

10.11†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.12†	Form of Change of Control Agreement between the Company and its non-executive officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.11

10.13†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.14†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.15†*	Offer Letter, dated as of November 9, 2011, by and between the Company and Nancy Bush

10.16†	Promotion Letter, dated September 26, 2012, by and between the Company and Nancy Bush	Quarterly Report on Form 10-Q (File No. 001-34511)	October 30, 2012	10.1

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document

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