Form 10-Q
period 2013-03-31
FORTINET INC
filed 2013-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of April 30, 2013, there were 162,225,326 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

Part I

ITEM 1.	Financial Statements

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,384	$122,975
Short-term investments	362,996	290,719
Accounts receivable—Net	102,359	107,642
Inventory	23,933	21,060
Prepaid expenses and other current assets	26,988	26,878
Total current assets	613,660	569,274
PROPERTY AND EQUIPMENT—Net	25,803	25,638
LONG-TERM INVESTMENTS	322,158	325,892
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	9,964	2,117
OTHER ASSETS	61,144	52,576
TOTAL ASSETS	$1,032,729	$975,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,369	$20,816
Accrued liabilities	21,677	22,263
Accrued payroll and compensation	26,350	28,957
Deferred revenue	257,332	247,268
Total current liabilities	331,728	319,304
DEFERRED REVENUE—Non-current	119,082	115,917
OTHER LIABILITIES	34,210	29,342
Total liabilities	485,020	464,563
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 163,550 and 161,757 shares issued and 162,141 and 160,348 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	164	162
Additional paid-in capital	425,524	400,075
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	2,166	3,091
Retained earnings	122,850	110,601
Total stockholders’ equity	547,709	510,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,032,729	$975,497
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUE:
Product	$57,950	$53,204
Services	75,896	62,138
Ratable and other revenue	1,974	1,905
Total revenue	135,820	117,247
COST OF REVENUE:
Product	22,958	19,067
Services	15,574	11,213
Ratable and other revenue	596	763
Total cost of revenue	39,128	31,043
GROSS PROFIT:
Product	34,992	34,137
Services	60,322	50,925
Ratable and other revenue	1,378	1,142
Total gross profit	96,692	86,204
OPERATING EXPENSES:
Research and development	23,334	19,667
Sales and marketing	49,976	42,036
General and administrative	7,991	5,786
Total operating expenses	81,301	67,489
OPERATING INCOME	15,391	18,715
INTEREST INCOME	1,369	1,085
OTHER INCOME (EXPENSE)—Net	215	(71)
INCOME BEFORE INCOME TAXES	16,975	19,729
PROVISION FOR INCOME TAXES	4,726	5,556
NET INCOME	$12,249	$14,173
Net income per share:
Basic	$0.08	$0.09
Diluted	$0.07	$0.09
Weighted-average shares outstanding:
Basic	161,282	156,010
Diluted	167,823	165,751
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$12,249	$14,173
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation (losses) gains	(952)	558
Unrealized gains on investments	42	1,799
Tax provision related to items of other comprehensive income or loss	(15)	(629)
Other comprehensive (loss) income, net of tax	(925)	1,728
Comprehensive income	$11,324	$15,901

See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,249	$14,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,536	2,082
Amortization of investment premiums	3,051	3,255
Stock-based compensation expense	9,299	7,246
Excess tax benefit from employee stock option plans	(1,453)	(2,320)
Other non-cash items, net	(540)	19
Changes in operating assets and liabilities:
Accounts receivable—Net	5,747	10,763
Inventory	(4,520)	(3,409)
Prepaid expenses and other current assets	(202)	(345)
Other assets	(8,568)	569
Accounts payable	4,957	(6,319)
Accrued liabilities	(11)	(231)
Accrued payroll and compensation	(2,416)	(547)
Deferred revenue	12,677	19,696
Income taxes payable	4,305	3,886
Net cash provided by operating activities	38,111	48,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(171,506)	(192,567)
Sales of investments	13,823	17,416
Maturities of investments	86,018	115,026
Purchases of property and equipment	(1,534)	(1,624)
Payments made in connection with acquisitions, net of cash acquired	(5,979)	(550)
Net cash used in investing activities	(79,178)	(62,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,464	13,551
Excess tax benefit from employee stock option plans	1,453	2,320
Net cash provided by financing activities	15,917	15,871
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(441)	703
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,591)	2,793
CASH AND CASH EQUIVALENTS—Beginning of period	122,975	71,990
CASH AND CASH EQUIVALENTS—End of period	$97,384	$74,783
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,579	$1,010
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$744	$688
Liability incurred in connection with business acquisition	$—	$400
See notes to condensed consolidated financial statements.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 27, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or any future periods.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2013, as compared to the significant accounting policies described in the Form 10-K.

Certain prior period amounts have been combined on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 in the three months ended March 31, 2013. The amounts reclassified out of accumulated other comprehensive income were immaterial for the three months ended March 31, 2013 and March 31, 2012.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000’s):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	559,417	1,944	(251)	561,110
Commercial paper	76,408	23	(8)	76,423
Municipal bonds	38,939	94	(6)	39,027
Certificates of deposit and term deposits	8,590	5	(1)	8,594
Total available-for-sale securities	683,354	2,066	(266)	685,154

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	529,738	1,814	(161)	531,391
Commercial paper	39,229	22	(6)	39,245
Municipal bonds	36,787	83	—	36,870
Certificates of deposit and term deposits	9,099	6	—	9,105
Total available-for-sale securities	614,853	1,925	(167)	616,611

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of March 31, 2013 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	168,514	(251)	—	—	168,514	(251)
Commercial paper	11,279	(8)	—	—	11,279	(8)
Municipal bonds	7,074	(6)	—	—	7,074	(6)
Certificates of deposit and term deposits	1,000	(1)	—	—	1,000	(1)
Total available-for-sale securities	187,867	(266)	—	—	187,867	(266)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of December 31, 2012 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	133,006	(156)	5,010	(5)	138,016	(161)
Commercial paper	8,464	(6)	—	—	8,464	(6)
Total available-for-sale securities	141,470	(162)	5,010	(5)	146,480	(167)

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows ($ amounts in 000’s)

	March 31, 2013	December 31, 2012
Due within one year	362,996	290,719
Due within one to three years	322,158	325,892
Total	685,154	616,611

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 ($ amounts in 000’s):

	March 31, 2013			December 31, 2012
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Corporate debt securities	561,110	—	561,110	531,391	—	531,391
Commercial paper	80,822	—	80,822	41,994	—	41,994
Municipal bonds	39,027	—	39,027	36,870	—	36,870
Certificates of deposit and term deposits	8,594	—	8,594	9,105	—	9,105
Money market funds	12,528	12,528	—	39,871	39,871	—
Total	702,081	12,528	689,553	659,231	39,871	619,360
Reported as:
Cash equivalents	16,927			42,620
Short-term investments	362,996			290,719
Long-term investments	322,158			325,892
Total	702,081			659,231

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of March 31, 2013 or December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	March 31, 2013	December 31, 2012
Raw materials	5,226	4,958
Finished goods	18,707	16,102
Inventory	23,933	21,060

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000’s):

	March 31, 2013	December 31, 2012
Land	13,895	13,895
Building and building improvements	610	610
Evaluation units	19,708	18,322
Computer equipment and software	18,483	17,176
Furniture and fixtures	1,637	1,501
Leasehold improvements and tooling	5,510	5,354
Total property and equipment	59,843	56,858
Less: accumulated depreciation	(34,040)	(31,220)
Property and equipment—net	25,803	25,638

Depreciation expense was $3.2 million and $2.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, restricted stock units (“RSUs”), and the employee stock purchase plan (“ESPP”). Potentially dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income	12,249	14,173

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	161,282	156,010
Diluted shares:
Weighted-average common stock outstanding-basic	161,282	156,010
Effect of potentially dilutive securities:
Stock options	6,457	9,699
RSUs	72	—
ESPP	12	42
Weighted-average shares used to compute diluted net income per share	167,823	165,751
Net income per share:
Basic	0.08	0.09
Diluted	0.07	0.09

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in 000’s):

	Three Months Ended
	March 31, 2013	March 31, 2012
Stock options	6,751	6,028
RSUs	1,069	—
ESPP	331	262
	8,151	6,290

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000’s):

	March 31, 2013	December 31, 2012
Product	4,823	5,411
Services	363,739	348,548
Ratable and other revenue	7,852	9,226
Total deferred revenue	376,414	363,185
Reported As:
Short-term	257,332	247,268
Long-term	119,082	115,917
Total deferred revenue	376,414	363,185

7. COMMITMENTS AND CONTINGENCIES

Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. In March 2013, we extended the operating lease for one of our existing facilities in Canada through 2020. The total incremental lease payments are $14.3 million. Rent expense was $2.3 million and $2.2 million during the three months ended March 31, 2013 and March 31, 2012, respectively. Rent expense is recognized using the straight-line method over the term of the lease. The aggregate future non-cancelable minimum rental payments on operating leases as of March 31, 2013 are as follows ($ amounts in 000’s):

Rental Payment
Fiscal Years:
2013 (remainder)	6,481
2014	5,121
2015	3,630
2016	3,230
2017	2,905
Thereafter	7,254
Total	28,621

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancellable. As of March 31, 2013, we had $36.6 million of open purchase orders with our independent contract manufacturers that may not be cancellable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2013, we had $9.2 million in other purchase commitments.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software.

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

	For The Three Months Ended And As Of	For The Year Ended And As Of
	March 31, 2013	December 31, 2012
Accrued warranty balance—beginning of the period	2,309	2,582
Warranty costs incurred	(759)	(2,669)
Provision for warranty	674	2,639
Changes in prior period estimates	60	(243)
Accrued warranty balance—end of the period	2,284	2,309

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

In June 2012, we received a letter from SRI International, (“SRI”) claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and not infringed by any of our products or services. The case is proceeding in the United States District Court for the Northern District of California. The case is currently in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

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

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. STOCKHOLDERS’ EQUITY

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

Three Months Ended
March 31, 2012
Expected term in years	4.6
Volatility (%)	52
Risk-free interest rate (%)	0.7
Dividend rate (%)	—

There were no stock options granted during the three months ended March 31, 2013.

The following table summarizes the stock option activity and related information for the periods presented below (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2012	18,571	12.40
Forfeited	(325)	21.05
Exercised	(1,464)	5.41
Balance—March 31, 2013	16,782	12.84		189,979
Options vested and expected to vest—March 31, 2013	16,751	12.82	4.0	189,932
Options exercisable—March 31, 2013	11,157	8.63	3.3	170,182

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2013, for all in-the-money options. As of March 31, 2013, total compensation expense related to unvested stock options granted to employees but not yet recognized was $58.1 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.4 years.

Additional information related to our stock options is summarized below ($ amounts in 000’s, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Weighted-average fair value per share granted	—	11.23
Intrinsic value of options exercised	26,059	38,102
Fair value of options vested	11,004	8,193

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the period presented below (in 000’s, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share ($)
Balance—December 31, 2012	830	23.73
Granted	2,072	23.31
Forfeited	(70)	23.64
Balance—March 31, 2013	2,832	23.44
RSUs expected to vest—March 31, 2013	2,607	23.44

As of March 31, 2013, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $64.7 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.7 years.

Employee Stock Purchase Plan

In determining the fair value of the shares subject to our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2013	March 31, 2012
Expected term in years	0.5	0.5
Volatility (%)	48	58
Risk-free interest rate (%)	0.1	0.2
Dividend rate (%)	—	—

Additional information related to our ESPP is provided below (in 000’s, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Weighted-average fair value per share granted ($)	6.83	8.08
Shares issued under the ESPP	329	288
Weighted-average price per share issued ($)	19.91	17.51

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Three Months Ended
	March 31, 2013	March 31, 2012
Cost of product revenue	90	64
Cost of services revenue	1,020	745
Research and development	2,766	1,957
Sales and marketing	4,118	3,443
General and administrative	1,305	1,037
Total stock-based compensation expense	9,299	7,246

The following table summarizes stock-based compensation expense by award type ($ amounts in 000’s)

	Three Months Ended
	March 31, 2013	March 31, 2012
Stock options	5,486	6,316
RSUs	2,674	—
ESPP	1,139	930
Total stock-based compensation expense	9,299	7,246

Total income tax benefit from employee stock option plans that is recognized in the consolidated statements of operations is as follows ($ amounts in 000’s):

	Three Months Ended
	March 31, 2013	March 31, 2012
Income tax benefit from employee stock option plans	3,587	6,674

9. INCOME TAXES

The effective tax rate was 28% for each of the three months ended March 31, 2013 and March 31, 2012. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of March 31, 2013 and December 31, 2012, unrecognized tax benefits were $30.2 million and $27.8 million, respectively. The total amount of $29.7 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2013, we had approximately $1.9 million accrued for estimated interest related to uncertain tax provisions. We do not expect any material unrecognized tax benefits to expire within the next twelve months.

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the annual contribution limit specified by the Internal Revenue Service (“IRS”). In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our matching contributions to the 401(k) Plans and RRSP were $0.5 million for each of the three months ended March 31, 2013 and March 31, 2012.

11. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000’s):

	Three Months Ended
Revenue	March 31, 2013	March 31, 2012
Americas:
United States	34,788	31,119
Other Americas	17,839	15,312
Total Americas	52,627	46,431
Europe, Middle East and Africa (“EMEA”)	47,326	40,886
Asia Pacific and Japan (“APAC”)	35,867	29,930
Total revenue	135,820	117,247

During the three months ended March 31, 2013 and March 31, 2012, one distributor, Exclusive Networks Group, accounted for 12% and 11% of total revenue, respectively.

Property and Equipment	March 31, 2013	December 31, 2012
Americas:
United States	19,281	18,764
Canada	3,813	4,376
Other Americas	56	87
Total Americas	23,150	23,227
EMEA	1,652	1,213
APAC	1,001	1,198
Total property and equipment—net	25,803	25,638

12. FOREIGN CURRENCY DERIVATIVES

The notional amount of forward exchange contracts to hedge balance sheet accounts as of March 31, 2013 was ($ amounts in 000’s):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency
CAD	Buy	22,164

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. BUSINESS COMBINATIONS

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote Point Systems, Inc. (“Coyote”), a provider of enterprise-class application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also includes a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. Of the maximum $5.5 million in contingent earn-out payments, up to $3.5 million will be payable after eighteen months from the acquisition date, and up to $2.0 million will be payable after two years from the acquisition date. As the future earn-out payments are also contingent upon one of Coyote’s former stockholders being in continued employment with us during the earn-out period, these contingent obligations will be recorded as compensation expense ratably over the earn-out periods for future services provided to us.

We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to Coyote’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value assigned to the intangible assets acquired was determined using the income approach which discounts expected cash flows to present value using our estimates and assumptions.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date ($ amounts in 000’s):

Cash and cash equivalents	206
Other current assets	501
Finite-lived intangible assets	2,800
Indefinite-lived intangible assets	2,600
Goodwill	2,766
Other assets	88
Total assets acquired	8,961
Current liabilities	1,078
Long-term liabilities	1,898
Total liabilities assumed	2,976
Total purchase price	5,985

Of the total acquired identified intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development. Identified finite-lived intangible assets consist of developed technology and customer relationships that will be amortized as cost of revenue and sales and marketing expense, respectively, ratably on a straight-line basis, each over an estimated useful life of 6 years. Identified indefinite-lived intangible assets consist of in-process research and development, which will be amortized upon completion of development. The goodwill of $2.8 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired. We paid this premium for a number of reasons, primarily for acquiring developed and in-process technology. None of the goodwill recognized as a result of the acquisition is deductible for income tax purposes. The financial results of this acquisition are considered immaterial for purposes of pro-forma financial disclosures.

On December 7, 2012, we completed the acquisition of XDN, Inc., a provider of cloud-based content delivery solutions, for a total consideration of $0.5 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to identifiable intangible assets acquired based on their estimated fair market value as of the acquisition date. The purchase price allocation resulted in purchased identifiable intangible assets of $0.5 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the market approach, which compares the value of the purchased assets to similar assets in similar lines of business. Purchased identifiable intangible assets are being amortized as cost of revenue ratably over three years. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

On March 8, 2012, we completed the acquisition of IntruGuard Devices, Inc. (“IntruGuard”), a supplier of Intelligent Availability Protection Systems, for a total consideration of $1.0 million. Of the total consideration, $0.4 million was withheld

FORTINET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in escrow as security for IntruGuard’s indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $0.9 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized as cost of revenue ratably over three years. Of the $0.4 million previously withheld in escrow, $0.2 million and $0.2 million were released to the selling stockholders during the three months ended September 30, 2012 and the three months ended March 31, 2013, respectively. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

14. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

We acquired $2.8 million of goodwill during the three months ended March 31, 2013, which approximates the carrying value as of March 31, 2013.

The following table presents other intangible assets ($ amounts in 000’s):

	March 31, 2013
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology	5,826	1,728	4,098
Customer relationships	500	—	500
	6,326	1,728	4,598
Indefinite-lived other intangible assets:
In-process research and development			2,600
Total other intangible assets			7,198

	December 31, 2012
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology	3,541	1,424	2,117
Total other intangible assets	3,541	1,424	2,117

Amortization expense was $0.3 million and $0.2 million during the three months ended March 31, 2013 and March 31, 2012, respectively. The following table summarizes estimated future amortization expense of other intangible assets with finite lives for future fiscal years ($ amounts in 000’s):

Amount
Fiscal Years:
2013 (remainder)	1,287
2014	1,168
2015	737
2016	472
2017	467
2018	467
Total	4,598

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

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

•
trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months; and

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Since inception through March 31, 2013, we shipped over 1,150,000 appliances via more than 15,000 channel partners to more than 160,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100.

Our core Unified Threat Management (“UTM”)/Next Generation Firewall (“NGFW”) product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, anti-malware, intrusion prevention, Web filtering, anti-spam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our UTM/NGFW solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, anti-malware, Web filtering, vulnerability management and anti-spam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against denial of service attacks (DDoS), endpoint security for employee computers and mobile devices and wireless access point. Although sales of these complementary products have grown in recent quarters, these products still represent less than 10% of our total revenue.

In March 2013, we completed the acquisition of Coyote Point Systems, Inc., a provider of application delivery controllers, as part of our strategy to expand our product portfolio.

Financial Highlights

•
We recorded total revenue of $135.8 million during the three months ended March 31, 2013. This represents an increase of 16% during the three months ended March 31, 2013, compared to the same period last year. Product revenue was $58.0 million, an increase of 9% during the three months ended March 31, 2013, compared to the same period last year. Services revenue was $75.9 million during the three months ended March 31, 2013, an increase of 22% during the three months ended March 31, 2013, compared to the same period last year.

•	We generated cash flows from operating activities of $38.1 million during the three months ended March 31, 2013, a decrease of 21% compared to the same period last year.

•	Cash, cash equivalents and investments were $782.5 million as of March 31, 2013, an increase of $43.0 million from December 31, 2012.

•	Deferred revenue was $376.4 million as of March 31, 2013, an increase of $13.2 million from December 31, 2012.

During the three months ended March 31, 2013, revenue grew as a result of our sales efforts and product offerings. We also recently introduced several new FortiGate entry-level appliances such as the FG-60D with its WIFI counterparts and the FG-100D; the FG-800C mid-range appliance; and the FG-3240C, FG-3600C and FG-5001C for large enterprises and service providers.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. We believe that, during the three months ended March 31, 2013, our operating results were negatively impacted primarily by macroeconomic and geopolitical challenges in Latin America and EMEA, as well as a shortfall in sales to the U.S. service provider sector due to increased cautionary purchasing behavior, which resulted in fewer than expected large deals in the quarter. Although we experienced a decline in deals valued at greater than $500,000 during the three months ended March 31, 2013 when compared to the same period last year, during the three months ended March 31, 2013, we experienced an increase in the number of deals involving sales greater than $250,000 and deals greater than $100,000 when compared to the same period last year. Specifically, the number of deals involving sales greater than $500,000 was 13 in the three months ended March 31, 2013, compared to 19 in the three months ended March 31, 2012. The number of deals involving sales greater than $250,000 was 55 in the three months ended March 31, 2013, compared to 47 in the three months ended March 31, 2012. The number of deals involving sales greater than $100,000 was 170 in the three months ended March 31, 2013, compared to 153 in the three months ended March 31, 2012. We expect some variability in this metric, and remain focused on investing in our sales and marketing and research and development resources in order to expand our reach into new high-growth verticals and emerging markets. Moreover, such investments will allow us to meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large enterprises and service providers. While we have experienced some success selling into the large enterprise segment, across key verticals, including service provider, government, retail, financial services and education, we experienced slower sales in the U.S. service provider sector during the three months ended March 31, 2013, and there can be no assurance we will be successful selling into these vertical customer segments.

During the three months ended March 31, 2013, operating expenses increased by 20% compared to the same period last year. The increase was primarily driven by additional headcount to support our growth as we continued to invest in the development of new products and expand our sales coverage. During the three months ended March 31, 2013, headcount increased to 2,077 from 1,655 as of March 31, 2012. Our accelerated pace of hiring continued during the three months ended March 31, 2013, particularly in sales and marketing.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $13.2 million from $363.2 million as of December 31, 2012 to $376.4 million as of March 31, 2013. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s), is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. As of March 31, 2013, we had $782.5 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Three Months Ended Or As Of
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Revenue	135,820	117,247
Gross margin	71%	74%
Operating income (1)	15,391	18,715
Operating margin	11%	16%
Total deferred revenue	376,414	314,572
Increase in total deferred revenue	13,229	19,739
Cash, cash equivalents and investments	782,538	600,306
Cash provided by operating activities	38,111	48,518
Free cash flow (Non-GAAP)(2)	36,577	46,894
___________________
(1) Includes:
Stock-based compensation expense	9,299	7,246
Patent settlement income	478	478

(2) See “—Cash flow from operations” below for a definition of free cash flow.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. The following table reflects the calculation of billings as discussed in the paragraph above. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Billings:
Revenue	135,820	117,247
Add increase in deferred revenue	13,229	19,739
Less deferred revenue balance acquired in business combination	(550)	—
Total billings (Non-GAAP)	148,499	136,986

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

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Free Cash Flow:
Net cash provided by operating activities	38,111	48,518
Less purchases of property and equipment	(1,534)	(1,624)
Free cash flow (Non-GAAP)	36,577	46,894

Other Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including billings and free cash flow discussed above as well as non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP operating expenses, and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

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

Non-GAAP gross margin is gross margin as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, which is a non-cash charge. Non-GAAP operating income is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense and the income we received from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following tables reconcile GAAP gross margin, operating income, and operating margin to non-GAAP gross margin, non-GAAP operating income, and non-GAAP operating margin for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended
	March 31, 2013		March 31, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Total revenue	135,820		117,247
GAAP gross profit and margin	96,692	71	86,204	74
Stock-based compensation expense	1,110	1	809	—
Non-GAAP gross profit and margin	97,802	72	87,013	74
GAAP operating income and margin	15,391	11	18,715	16
Stock-based compensation expense:
Cost of revenue	1,110	1	809	—
Research and development	2,766	2	1,957	2
Sales and marketing	4,118	3	3,443	3
General and administrative	1,305	1	1,037	1
Total stock-based compensation expense	9,299	7	7,246	6
Patent settlement income	(478)	—	(478)	—
Non-GAAP operating income and margin	24,212	18	25,483	22

Non-GAAP operating expenses exclude the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended
	March 31, 2013		March 31, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	23,334	17	19,667	17
Stock-based compensation expense	(2,766)	(2)	(1,957)	(2)
Non-GAAP research and development expenses	20,568	15	17,710	15
Sales and marketing expenses:
GAAP sales and marketing expenses	49,976	37	42,036	36
Stock-based compensation expense	(4,118)	(3)	(3,443)	(3)
Non-GAAP sales and marketing expenses	45,858	34	38,593	33
General and administrative expenses:
GAAP general and administrative expenses	7,991	6	5,786	5
Stock-based compensation expense	(1,305)	(1)	(1,037)	(1)
Patent settlement income	478	—	478	—
Non-GAAP general and administrative expenses	7,164	5	5,227	5
Total operating expenses:
GAAP operating expenses	81,301	60	67,489	58
Stock-based compensation expense	(8,189)	(6)	(6,437)	(6)
Patent settlement income	478	—	478	—
Non-GAAP operating expenses	73,590	54	61,530	52

Non-GAAP net income is net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and income from a patent settlement. The following tables reconcile GAAP net income as reported on our consolidated statements of operations to non-GAAP net income for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ and share amounts in 000’s, except per share amounts)
Net Income:
GAAP net income	12,249	14,173
Stock-based compensation expense (1)	9,299	7,246
Patent settlement income (2)	(478)	(478)
Provision for income taxes (3)	4,726	5,556
Non-GAAP income before provision for income taxes	25,796	26,497
Non-GAAP provision for income taxes (4)	(8,513)	(9,009)
Non-GAAP net income	17,283	17,488
Non-GAAP net income per share—diluted	0.10	0.11
Shares used in per share calculation—diluted	167,823	165,751
____________________

(1)	Stock-based compensation expense is added back to GAAP net income to reconcile to non-GAAP income before taxes.

(2)	The patent settlement income is removed from GAAP net income to reconcile to non-GAAP income before taxes.

(3)	Provision for income taxes is our GAAP provision that must be added to GAAP net income to reconcile to non-GAAP income before taxes.

(4)
We used non-GAAP effective tax rates of 33% and 34%, which could differ from the GAAP tax rates, to calculate non-GAAP net income for the three months ended March 31, 2013 and March 31, 2012, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2013, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted Accounting Pronouncement

In February 2013, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 in the three months ended March 31, 2013. The amounts reclassified out of accumulated other comprehensive income were immaterial for the three months ended March 31, 2013 and March 31, 2012.

Results of Operations

Revenue

	Three Months Ended
	March 31, 2013		March 31, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	57,950	43	53,204	45	4,746	9
Services	75,896	56	62,138	53	13,758	22
Ratable and other revenue	1,974	1	1,905	2	69	4
Total revenue	135,820	100	117,247	100	18,573	16
Revenue by geography:
Americas	52,627	39	46,431	40	6,196	13
EMEA	47,326	35	40,886	35	6,440	16
APAC	35,867	26	29,930	25	5,937	20
Total revenue	135,820	100	117,247	100	18,573	16

Total revenue increased by $18.6 million, or 16%, in three months ended March 31, 2013 compared to the same period last year. All three regions contributed comparable growth on an absolute basis, with APAC contributing the largest percentage growth at 20%. Product revenue increased by $4.7 million, or 9%, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories with our entry-level products and wireless security and access point products contributing the largest portion of the growth. Services revenue increased by $13.8 million, or 22%, in the three months ended March 31, 2013 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	22,958	19,067	3,891	20
Services	15,574	11,213	4,361	39
Ratable and other revenue	596	763	(167)	(22)
Total cost of revenue	39,128	31,043	8,085	26
Gross margin (%):
Product	60.4	64.2	(3.8)
Services	79.5	82.0	(2.5)
Ratable and other revenue	69.8	59.9	9.9
Total gross margin	71.2	73.5	(2.3)

Total gross margin decreased by 2.3 percentage points in the three months ended March 31, 2013 compared to the same period last year, as both product and services gross margins declined. Product gross margin decreased by 3.8 percentage points in the three months ended March 31, 2013 compared to the same period last year primarily as a result of the higher mix of entry-level products and higher overhead costs. From time to time, we have experienced sales of previously reserved inventory. During the three months ended March 31, 2013, we experienced a positive impact to gross margin of 0.3 percentage point due to the sale of fully reserved inventory compared to a positive impact to gross margin of 0.2 percentage point in the prior year. Services gross margin decreased by 2.5 percentage points during the three months ended March 31, 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $4.4 million primarily due to a $3.2 million increase in cash-based personnel costs related to an increase in headcount, a $0.3 million increase in stock-based compensation expense, and a combined $0.9 million increase in professional services, travel, freight and depreciation expenses.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2013		March 31, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	23,334	17	19,667	17	3,667	19
Sales and marketing	49,976	37	42,036	36	7,940	19
General and administrative	7,991	6	5,786	5	2,205	38
Total operating expenses	81,301	60	67,489	58	13,812	20

Research and development expense

Research and development expense increased by $3.7 million, or 19%, in the three months ended March 31, 2013 compared to the same period last year, primarily due to an increase of $2.9 million in cash-based personnel costs and $0.8 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. We intend to continue to invest in our research and development organization, but we currently expect research and development expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Sales and marketing expense

Sales and marketing expense increased by $7.9 million, or 19%, in the three months ended March 31, 2013 compared to the same period last year, primarily due to an increase of $4.9 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in travel expenses of $0.9 million, stock-based compensation expense of $0.7 million and, depreciation expenses of $0.6 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force to support future growth. We intend to continue to make investments in our sales resources and infrastructure which are critical to support sustainable growth, but we currently expect sales and marketing expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

General and administrative expense

General and administrative expense increased by $2.2 million, or 38%, in the three months ended March 31, 2013 compared to the same period last year. Cash-based personnel costs increased by $0.7 million and stock-based compensation expense increased by $0.3 million. In addition, we incurred $1.0 million of higher legal and accounting fees. We currently expect general and administrative expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Interest income and other income (expense), net

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
	($ amounts in 000’s)
Interest income	1,369	1,085	284	26
Other income (expense), net	215	(71)	286	(403)

The $0.3 million increase in interest income in the three months ended March 31, 2013 compared to the same period last year, was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other income (expense), net, for the three months ended March 31, 2013 was the result of foreign exchange gains compared to foreign exchange losses in the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Provision for income taxes	4,726	5,556	(830)	(15)
Effective tax rate (%)	28	28	—	—

Our effective tax rate was 28% in the three months ended March 31, 2013, compared with an effective tax rate of 28% in the same period last year. The provision for income taxes for the three months ended March 31, 2013 was comprised primarily of federal, state and foreign income taxes, as well as the inclusion of stock option benefits which affected the transfer pricing calculations between some of our foreign subsidiaries and the inclusion of the U.S. Federal Research and Development Tax Credit for benefit for 2012 and 2013. During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit was recorded in the first quarter of fiscal 2013, which is the period of enactment. The provision for income taxes for the three months ended March 31, 2012 was impacted by the inclusion of stock option benefits which affected the transfer pricing calculations between some of our foreign subsidiaries. The State of California will be conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not currently expect a material impact on our results of operations to arise from this audit that would have a detrimental impact on our income tax liability.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	($ amounts in 000’s)
Cash and cash equivalents	97,384	122,975
Investments	685,154	616,611
Total cash, cash equivalents and investments	782,538	739,586
Working capital	281,932	249,970

The following table presents a summary of our cash flows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Cash provided by operating activities	38,111	48,518
Cash used in investing activities	(79,178)	(62,299)
Cash provided by financing activities	15,917	15,871
Effect of exchange rates on cash and cash equivalents	(441)	703
Net (decrease) increase in cash and cash equivalents	(25,591)	2,793

As of March 31, 2013, our cash, cash equivalents, and investments of $782.5 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds and certificates of deposit and term deposits. As of March 31, 2013, $50.7 million of our cash was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table presents our cash flows from operating activities:

	Three Months Ended
	March 31, 2013	March 31, 2012
	($ amounts in 000’s)
Net income	12,249	14,173
Adjustments for non-cash charges (1)	13,893	10,282
Net income before non-cash charges	26,142	24,455
Increase in deferred revenue	12,677	19,696
Decrease in accounts receivable—net	5,747	10,763
Increase (decrease) in accounts payable and accrued liabilities, net	4,946	(6,550)
Increase in income taxes payable	4,305	3,886
(Increase) decrease in other assets	(8,568)	569
Increase in inventory	(4,520)	(3,409)
Decrease in accrued payroll and compensation	(2,416)	(547)
Increase in prepaid expenses and other current assets	(202)	(345)
Net cash provided by operating activities	38,111	48,518
____________________

(1)
Non-cash charges consist of stock-based compensation expense, depreciation and amortization, amortization of investment premiums, an excess tax benefit from our employee stock option plans, and other non-cash items, net.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the three months ended March 31, 2013, provided $38.1 million in cash as a result of our billings growth, profitability, and the ability to successfully manage our working capital. Net income was $12.2 million, increased by non-cash adjustments of $13.9 million and sources of cash of $27.7 million, partially offset by uses of cash of $15.7 million from changes in operating assets and liabilities. Non-cash adjustments consisted of stock-based compensation expense of $9.3 million, amortization of investment premiums of $3.1 million, depreciation and amortization of $3.5 million, partially offset by an excess tax benefit from stock option exercises of $1.5 million and other non-cash items, net, of $0.5 million. Sources of cash were related to a $12.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $5.7 million decrease in accounts receivable due to higher collection, a $4.9 million increase in accounts payable and accrued liabilities related to timing of payments, a $4.3 million increase in income tax payable due to our continued profitability and timing of tax payments. Uses of cash were related to an $8.6 million increase in other assets, a $4.5 million increase in inventory to ensure adequate level of inventory to support second quarter shipments, a $2.4 million decrease in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $0.2 million increase in prepaid expenses and other current assets.

Our operating activities during the three months ended March 31, 2012 provided $48.5 million in cash as a result of net income of $14.2 million, increased by non-cash adjustments of $10.3 million and sources of cash of $34.9 million partially offset by uses of cash of $10.9 million. Non-cash adjustments consisted of stock-based compensation of $7.2 million, amortization of investment premiums of $3.3 million, and depreciation and amortization of $2.1 million, partially offset by an excess tax benefit from stock option exercises of $2.3 million. Sources of cash were related to a $19.7 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $10.8 million decrease in accounts receivable due to higher collections, a $3.9 million increase in income tax payable, due to our continued profitability and timing of tax payments, and a $0.6 million decrease in other assets.  Uses of cash were related to a $6.6 million decrease in accounts payable and accrued liabilities, a $3.4 million increase in inventory to ensure adequate levels of inventory to support second quarter shipments, $0.5 million decrease in accrued payroll and compensation and a $0.3 million increase in prepaid expenses and other current assets.

Investing Activities

Our investing activities during the three months ended March 31, 2013 consisted primarily of purchases and sales of investments, and to a much lesser extent, acquisitions and capital expenditures. The $79.2 million of cash used by investing activities was due to net purchases of investments of $71.7 million, acquisitions of $6.0 million and purchases of property and equipment of $1.5 million.

Our investing activities during the three months ended March 31, 2012 consisted primarily of purchases, and sales and maturities of investments, and to a much lesser extent, capital expenditures and acquisitions. The $62.3 million of cash used in investing activities during the three months ended March 31, 2012 was primarily due to net purchases of investments of $60.1 million.

Financing Activities

Our financing activities during the three months ended March 31, 2013 resulted in net cash provided of $15.9 million as a result of receiving proceeds of $7.9 million and $6.5 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $1.5 million.

Our financing activities during the three months ended March 31, 2012 resulted in net cash provided of $15.9 million as a result of proceeds of $8.5 million and $5.1 million, from the issuance of common stock under our stock options plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $2.3 million.

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2013, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K, other than the following:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ amounts in 000’s)
Operating leases (1)	28,621	6,481	11,981	5,713	4,446
Purchase commitments (2)	36,552	36,552	—	—	—
Total (3)	65,173	43,033	11,981	5,713	4,446
________________________

(1)
Consists of contractual obligations from non-cancelable office space under operating leases. In March 2013, we extended the operating lease for one of our existing facilities in Canada through 2020. The total incremental lease payments are $14.3 million.

(2)
Consists of minimum purchase commitments with independent contract manufacturers. As of March 31, 2013, we had $36.6 million of open purchase orders with our independent contract manufacturers that may not be cancelable compared to $30.0 million as of December 31, 2012. The increase is required to replenish current inventory and to ensure adequate future inventory related to new product releases and product lead-times for certain products.

(3)
No tax liabilities related to uncertain tax positions have been included in the table. As of March 31, 2013, we had $32.1 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2013, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2012, we received a letter from SRI claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and not infringed by any of our products or services. The case is proceeding in the United States District Court for the Northern District of California.

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

•	the accuracy and timing of point of sale reporting by our sell-through distributors, which impacts our ability to recognize revenue;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in end-customer, distributor or reseller requirements or market needs and buying practices and patterns;

•	changes in the growth rate of the network security or UTM markets;

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

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition, and increased competitiveness in general in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	increased expenses, unforeseen liabilities or writedowns and any impact on results of operations from any acquisition consummated;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	disruptions in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both in our domestic and foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

Billings and revenue growth may slow or decline for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. For example, we experienced lower than expected billings during the three months ended March 31, 2013 due to a number of factors, including decreased sales in the service provider market and slower sales in Latin America and EMEA. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expectations, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we experienced inventory shortages in the three months ended March 31, 2013 due to more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), and Juniper Networks, Inc. (“Juniper”), that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•
the impact of changes in the capital resources or purchasing behavior of these large end-customers on our operating results, including changes in the volume and frequency of their purchases, which could lead to delays or cancellations of planned purchases and a significant decrease in our sales;

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

We have a high volume business that has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For example, we are in the early stages of planning for an upgrade to our enterprise resource planning system and such change may cause disruption and additional cost. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, and accounting for income taxes.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer and Michael Xie, our Co-founder, Vice President of Engineering and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). Faraday Technology Corporation (“Faraday”) (using UMC’s foundry), Kawasaki Microelectronics America, Inc. (“K-Micro”) (using TSMC’s foundry) and Renesas Electronics Corporation (“Renesas”) (using UMC’s foundry) manufacture our Application-Specific Integrated Circuits (“ASICs”) on a purchase order basis, and these foundries do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the FASB standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the IRS and other tax authorities. For example, the California Franchise Tax Board is examining our tax returns for 2010 and 2011. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. In addition, any acquisitions we are able to complete may be dilutive to earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in write-offs that could be substantial. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco and Juniper, security vendors such as Check Point, McAfee (acquired by Intel), Stonesoft (which has entered into an agreement with McAfee for McAfee to acquire Stonesoft), SonicWALL (acquired by Dell) and Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, McAfee's proposed acquisition of Stonesoft, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

From time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending, as discussed in the section entitled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. In addition to the lawsuits described in “Legal Proceedings,” several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that as of December 31, 2012, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2013 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to the increased use of fair value measure, financial instruments, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the three months ended March 31, 2013, the closing price of our common stock ranged from $19.06 to $25.00.

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

Date: May 8, 2013

FORTINET, INC.

	By:	/s/ AHMED RUBAIE
Ken Goldman Vice President and Chief Financial Officer		Ahmed Rubaie Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		From	Date
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.INS**	XBRL Instance Document
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