Form 10-Q
period 2013-06-30
FORTINET INC
filed 2013-08-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of July 31, 2013, there were 162,586,517 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

Part I

ITEM 1.	Financial Statements

FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,468	$122,975
Short-term investments	379,229	290,719
Accounts receivable—Net	108,907	107,642
Inventory	33,317	21,060
Prepaid expenses and other current assets	27,479	26,878
Total current assets	672,400	569,274
PROPERTY AND EQUIPMENT—Net	27,047	25,638
LONG-TERM INVESTMENTS	311,713	325,892
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	9,539	2,117
DEFERRED TAX ASSETS—Non-current	61,764	48,525
OTHER ASSETS	3,283	4,051
TOTAL ASSETS	$1,085,746	$975,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,964	$20,816
Accrued liabilities	28,091	22,263
Accrued payroll and compensation	30,787	28,957
Deferred revenue	265,639	247,268
Total current liabilities	360,481	319,304
DEFERRED REVENUE—Non-current	124,043	115,917
INCOME TAXES PAYABLE—Non-current	32,628	28,778
OTHER LIABILITIES	1,409	564
Total liabilities	518,561	464,563
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 163,773 and 161,757 shares issued and 162,364 and 160,348 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	164	162
Additional paid-in capital	437,837	400,075
Treasury stock	(2,995)	(2,995)
Accumulated other comprehensive income	350	3,091
Retained earnings	131,829	110,601
Total stockholders’ equity	567,185	510,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,746	$975,497
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE:
Product	$66,525	$61,692	$124,475	$114,896
Services	79,668	65,412	155,564	127,550
Ratable and other revenue	1,235	1,858	3,209	3,763
Total revenue	147,428	128,962	283,248	246,209
COST OF REVENUE:
Product	26,948	23,935	49,906	43,003
Services	16,259	12,467	31,833	23,680
Ratable and other revenue	501	725	1,097	1,487
Total cost of revenue	43,708	37,127	82,836	68,170
GROSS PROFIT:
Product	39,577	37,757	74,569	71,893
Services	63,409	52,945	123,731	103,870
Ratable and other revenue	734	1,133	2,112	2,276
Total gross profit	103,720	91,835	200,412	178,039
OPERATING EXPENSES:
Research and development	25,158	20,388	48,492	40,055
Sales and marketing	55,997	44,259	105,973	86,295
General and administrative	8,788	6,238	16,779	12,023
Total operating expenses	89,943	70,885	171,244	138,373
OPERATING INCOME	13,777	20,950	29,168	39,666
INTEREST INCOME	1,337	1,203	2,706	2,287
OTHER (EXPENSE) INCOME—Net	(100)	73	115	3
INCOME BEFORE INCOME TAXES	15,014	22,226	31,989	41,956
PROVISION FOR INCOME TAXES	6,035	8,276	10,761	13,833
NET INCOME	$8,979	$13,950	$21,228	$28,123
Net income per share:
Basic	$0.06	$0.09	$0.13	$0.18
Diluted	$0.05	$0.08	$0.13	$0.17
Weighted-average shares outstanding:
Basic	162,247	157,474	161,767	156,742
Diluted	168,042	166,061	168,033	165,808
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$8,979	$13,950	$21,228	$28,123
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation losses	(861)	(783)	(1,813)	(225)
Unrealized (losses) gains on investments	(1,468)	(326)	(1,426)	1,473
Unrealized gains on cash flow hedges	—	19	—	19
Tax benefit (provision) related to items of other comprehensive income or loss	513	114	498	(515)
Other comprehensive (loss) income, net of tax	(1,816)	(976)	(2,741)	752
Comprehensive income	$7,163	$12,974	$18,487	$28,875

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,228	$28,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,322	5,077
Amortization of investment premiums	5,889	6,528
Stock-based compensation expense	20,006	15,098
Excess tax benefit from employee stock option plans	(1,894)	(5,158)
Other non-cash items, net	(925)	31
Changes in operating assets and liabilities:
Accounts receivable—Net	(801)	171
Inventory	(16,375)	(7,952)
Prepaid expenses and other current assets	(243)	(152)
Other assets	(12,442)	1,461
Accounts payable	14,255	4,337
Accrued payroll and compensation	2,287	3,119
Accrued and other liabilities	(257)	(115)
Deferred revenue	25,943	36,492
Income taxes payable	11,339	5,743
Net cash provided by operating activities	75,332	92,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(275,029)	(355,025)
Sales of investments	16,691	44,255
Maturities of investments	176,378	209,242
Purchases of property and equipment	(3,569)	(3,855)
Payments made in connection with acquisitions, net of cash acquired	(5,985)	(550)
Net cash used in investing activities	(91,514)	(105,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,590	17,650
Excess tax benefit from employee stock option plans	1,894	5,158
Net cash provided by financing activities	17,484	22,808
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(809)	(442)
NET INCREASE IN CASH AND CASH EQUIVALENTS	493	9,236
CASH AND CASH EQUIVALENTS—Beginning of period	122,975	71,990
CASH AND CASH EQUIVALENTS—End of period	$123,468	$81,226
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,640	$6,380
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$1,056	$580
Liability incurred in connection with business acquisition	$—	$400
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 27, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or for any future periods. The condensed consolidated balance sheets as of December 31, 2012 are derived from the audited consolidated financial statements for the year ended December 31, 2012.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2013, as compared to the significant accounting policies described in the Form 10-K, except for the inclusion of policies related to goodwill and other indefinite-lived assets.

Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill and other indefinite-lived intangible assets such as in-process research and development acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of June 30, 2013, we had one reporting unit.
In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. If we opt to perform a qualitative assessment, the factors we may review include, but are not limited to (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events such as changes in management, strategy, customers, or litigation; (f) events affecting the reporting unit; or (g) or sustained decrease in share price. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. A quantitative assessment utilizes a two-step process. In the first step, the fair value of the reporting unit is determined, and is compared against its carrying amount, including goodwill. We consider a combination of an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of the reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting unit based on an analysis that compares the value of the reporting unit to values of other companies in similar lines of business. If the fair value of the reporting unit does not exceed its carrying value, then we perform the second step to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. When the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
Determining the fair value of the reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill and other intangible assets for impairment between annual tests in the presence of impairment indicators. Acquired in-process research and development assets are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. Upon successful completion of the associated research and development efforts, the useful life of the asset is determined and the asset is amortized over its useful life. If the associated research and development efforts are abandoned, an impairment loss is recognized for the carrying value of the related asset.

Certain prior period amounts have been combined on the condensed consolidated balance sheets and statements of cash flows to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 on January 1, 2013, and presented the effects within Note 15, Accumulated Other Comprehensive Income.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, we do not expect its adoption to have an impact on our financial position or results of operations.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000’s):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	576,447	1,188	(919)	576,716
Commercial paper	71,844	15	(7)	71,852
Municipal bonds	34,387	63	(12)	34,438
Certificates of deposit and term deposits	7,933	4	(1)	7,936
Total available-for-sale securities	690,611	1,270	(939)	690,942

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	529,738	1,814	(161)	531,391
Commercial paper	39,229	22	(6)	39,245
Municipal bonds	36,787	83	—	36,870
Certificates of deposit and term deposits	9,099	6	—	9,105
Total available-for-sale securities	614,853	1,925	(167)	616,611

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of June 30, 2013 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	262,379	(919)	—	—	262,379	(919)
Commercial paper	18,372	(7)	—	—	18,372	(7)
Municipal bonds	10,370	(12)	—	—	10,370	(12)
Certificate of deposit	1,000	(1)	—	—	1,000	(1)
Total available-for-sale securities	292,121	(939)	—	—	292,121	(939)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of December 31, 2012 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	133,006	(156)	5,010	(5)	138,016	(161)
Commercial paper	8,464	(6)	—	—	8,464	(6)
Total available-for-sale securities	141,470	(162)	5,010	(5)	146,480	(167)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows ($ amounts in 000’s)

	June 30, 2013	December 31, 2012
Due within one year	379,229	290,719
Due within one to three years	311,713	325,892
Total	690,942	616,611

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 ($ amounts in 000’s):

	June 30, 2013			December 31, 2012
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Corporate debt securities	576,716	—	576,716	531,391	—	531,391
Commercial paper	75,977	—	75,977	41,994	—	41,994
Municipal bonds	34,438	—	34,438	36,870	—	36,870
Certificates of deposit and term deposits	7,936	—	7,936	9,105	—	9,105
Money market funds	6,674	6,674	—	39,871	39,871	—
Total	701,741	6,674	695,067	659,231	39,871	619,360
Reported as:
Cash equivalents	10,799			42,620
Short-term investments	379,229			290,719
Long-term investments	311,713			325,892
Total	701,741			659,231

We did not hold financial assets or liabilities which were recorded at fair value using inputs in the Level 3 category as of June 30, 2013 or December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2013.

3. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	June 30, 2013	December 31, 2012
Raw materials	6,625	4,958
Finished goods	26,692	16,102
Inventory	33,317	21,060

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000’s):

	June 30, 2013	December 31, 2012
Land	13,895	13,895
Building and building improvements	610	610
Evaluation units	21,154	18,322
Computer equipment and software	20,478	17,176
Furniture and fixtures	1,666	1,501
Leasehold improvements and tooling	5,368	5,354
Total property and equipment	63,171	56,858
Less: accumulated depreciation	(36,124)	(31,220)
Property and equipment—net	27,047	25,638

Depreciation expense was $3.4 million and $2.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Depreciation expense was $6.6 million and $4.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income	8,979	13,950	21,228	28,123

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	162,247	157,474	161,767	156,742
Diluted shares:
Weighted-average common stock outstanding-basic	162,247	157,474	161,767	156,742
Effect of potentially dilutive securities:
Stock options	5,734	8,576	6,152	9,043
RSUs	32	—	46	—
ESPP	29	11	68	23
Weighted-average shares used to compute diluted net income per share	168,042	166,061	168,033	165,808
Net income per share:
Basic	0.06	0.09	0.13	0.18
Diluted	0.05	0.08	0.13	0.17

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	7,472	7,475	7,483	6,767
RSUs	2,554	—	1,804	—
ESPP	434	311	395	298
	10,460	7,786	9,682	7,065

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000’s):

	June 30, 2013	December 31, 2012
Product	4,611	5,411
Services	378,453	348,548
Ratable and other revenue	6,618	9,226
Total deferred revenue	389,682	363,185
Reported As:
Short-term	265,639	247,268
Long-term	124,043	115,917
Total deferred revenue	389,682	363,185

7. COMMITMENTS AND CONTINGENCIES

Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. Rent expense was $2.4 million and $2.2 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Rent expense was $4.7 million and $4.4 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Rent expense is recognized using the straight-line method over the term of the lease. The aggregate future non-cancelable minimum rental payments on operating leases as of June 30, 2013 are as follows ($ amounts in 000’s):

Rental Payment
Fiscal Years:
2013 (remainder)	4,325
2014	5,974
2015	4,384
2016	3,968
2017	3,632
Thereafter	7,544
Total	29,827

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we issue non-cancelable purchase orders to some of our independent contract manufacturers. As of June 30, 2013, we had $39.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2013, we had $9.1 million in other purchase commitments.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software.

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

	For The Six Months Ended
	June 30, 2013	June 30, 2012
Accrued warranty balance—beginning of the period	2,309	2,582
Warranty costs incurred	(1,744)	(1,141)
Provision for warranty	2,204	764
Changes in prior period estimates	208	(265)
Accrued warranty balance—end of the period	2,977	1,940

Litigation—In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”) on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI’s review, all claims of the asserted ESR patents remain rejected. In October 2012, ESR filed an additional appeal of the BPAI decision with the United States Court of Appeal for the Federal Circuit. That appeal is still pending. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred. The litigation related to ESR is no longer material to us, and we will no longer report on this case.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant. We have filed a motion to dismiss the case and a separate motion for summary judgment, both of which are pending. This case is currently scheduled for a jury trial starting in September 2013. We have determined that, as of this time, there is not a reasonable possibility that a loss has been incurred.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. STOCKHOLDERS’ EQUITY

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Expected term in years	4.6	4.6
Volatility (%)	46.4	46.4 - 51.9
Risk-free interest rate (%)	0.9	0.7 - 0.9
Dividend rate (%)	—	—

There were no stock options granted during the three and six months ended June 30, 2013.

The following table summarizes the stock option activity and related information for the periods presented below (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2012	18,571	12.40
Forfeited	(464)	21.54
Exercised	(1,687)	5.36
Balance—June 30, 2013	16,420	12.86		117,043
Options vested and expected to vest—June 30, 2013	16,405	12.86	3.7	117,034
Options exercisable—June 30, 2013	11,657	9.30	3.2	112,038

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2013, for all in-the-money options. As of June 30, 2013, total compensation expense related to unvested stock options granted to employees but not yet recognized was $51.2 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.1 years.

Additional information related to our stock options is summarized below ($ amounts in 000’s, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted-average fair value per share granted	—	9.62	—	10.94
Intrinsic value of options exercised	3,058	12,588	29,117	50,690
Fair value of options vested	5,486	4,881	16,489	13,074

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the period presented below (in 000’s, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share ($)
Balance—December 31, 2012	830	23.73
Granted	2,711	22.12
Forfeited	(170)	23.36
Balance—June 30, 2013	3,371	22.35
RSUs expected to vest—June 30, 2013	3,097	22.36

As of June 30, 2013, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $71.2 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.5 years.

Employee Stock Purchase Plan

In determining the fair value of the shares subject to our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Six Months Ended
	June 30, 2013	June 30, 2012
Expected term in years	0.5	0.5
Volatility (%)	48	58
Risk-free interest rate (%)	0.1	0.2
Dividend rate (%)	—	—

Additional information related to our ESPP is provided below (in 000’s, except per share amounts):

	Six Months Ended
	June 30, 2013	June 30, 2012
Weighted-average fair value per share granted ($)	7.02	8.08
Shares issued under the ESPP	329	288
Weighted-average price per share issued ($)	19.91	17.51

There were no ESPP shares granted or issued during the three months ended June 30, 2013 and June 30, 2012.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of product revenue	96	88	186	152
Cost of services revenue	1,226	941	2,246	1,686
Research and development	3,291	2,292	6,057	4,249
Sales and marketing	4,594	3,475	8,712	6,918
General and administrative	1,500	1,056	2,805	2,093
Total stock-based compensation expense	10,707	7,852	20,006	15,098

The following table summarizes stock-based compensation expense by award type ($ amounts in 000’s)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	1,215	6,681	6,701	12,997
RSUs	4,357	—	5,496	—
ESPP	5,135	1,171	7,809	2,101
Total stock-based compensation expense	10,707	7,852	20,006	15,098

Total income tax benefit from employee stock option plans that is recognized in the consolidated statements of operations is as follows ($ amounts in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income tax benefit from employee stock option plans	2,794	3,713	6,381	10,387

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

The effective tax rate was 40% for the three months ended June 30, 2013, compared to an effective tax rate of 37% for the three months ended June 30, 2012. The effective tax rate was 34% for the six months ended June 30, 2013, compared to an effective tax rate of 33% for the six months ended June 30, 2012. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of June 30, 2013 and December 31, 2012, unrecognized tax benefits were $31.2 million and $27.8 million, respectively. The total amount of $30.8 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2013, we had accrued approximately $2.2 million for estimated interest related to uncertain tax provisions.

The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

10. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the annual contribution limit specified by the Internal Revenue Service (“IRS”). In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our matching contributions to the 401(k) Plan and RRSP were $0.5 million for each of the three months ended June 30, 2013 and June 30, 2012. Our matching contributions to the 401(k) Plan and RRSP were $1.1 million and $0.9 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

11. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000’s):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Americas:
United States	38,815	34,190	73,603	65,309
Other Americas	21,211	17,732	39,050	33,044
Total Americas	60,026	51,922	112,653	98,353
Europe, Middle East and Africa (“EMEA”)	50,801	43,664	98,127	84,550
Asia Pacific and Japan (“APAC”)	36,601	33,376	72,468	63,306
Total revenue	147,428	128,962	283,248	246,209

During the three and six months ended June 30, 2013, one distributor, Exclusive Networks Group, accounted for 11% and 12% of revenue, respectively. During the three and six months ended June 30, 2012, one distributor, Exclusive Networks Group, accounted for 11% and 12% of total revenue, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment	June 30, 2013	December 31, 2012
Americas:
United States	19,704	18,764
Canada	4,268	4,376
Other Americas	61	87
Total Americas	24,033	23,227
EMEA	1,402	1,213
APAC	1,612	1,198
Total property and equipment—net	27,047	25,638

12. FOREIGN CURRENCY DERIVATIVES

The notional amounts of forward exchange contracts to hedge balance sheet accounts as of June 30, 2013 and December 31, 2012 were ($ amounts in 000’s):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency - As of June 30, 2013
CAD	Buy	23,025

Currency - As of December 31, 2012
CAD	Buy	17,968

13. BUSINESS COMBINATIONS

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote Point Systems, Inc. (“Coyote”), a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also includes a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. Of the maximum $5.5 million in contingent earn-out payments, up to $3.5 million will be payable after eighteen months from the acquisition date, and up to $2.0 million will be payable after two years from the acquisition date. As the future earn-out payments are also contingent upon one of Coyote's former stockholder's employment during the earn-out period, these contingent obligations are being recorded as compensation expense ratably over the earn-out periods.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the total acquired identified intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development. Identified finite-lived intangible assets consist of developed technology and customer relationships that will be amortized as cost of revenue and sales and marketing expense, respectively, ratably on a straight-line basis, each over an estimated useful life of 6 years. Identified indefinite-lived intangible assets consist of in-process research and development. The goodwill of $2.8 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired. We paid this premium for a number of reasons, primarily for acquiring developed and in-process technology. None of the goodwill recognized as a result of the acquisition is deductible for income tax purposes. The financial results of this acquisition were considered immaterial for purposes of pro-forma financial disclosures.

On December 7, 2012, we completed the acquisition of XDN, Inc., a provider of cloud-based content delivery solutions, for a total consideration of $0.5 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to identifiable intangible assets acquired based on their estimated fair market value as of the acquisition date. The purchase price allocation resulted in purchased identifiable intangible assets of $0.5 million. Identifiable intangible assets consist of developed technology. The fair value assigned to identifiable intangible assets acquired was determined using the market approach, which compares the value of the purchased assets to similar assets in similar lines of business. Purchased identifiable intangible assets are being amortized as cost of revenue ratably over three years. The financial results of this acquisition were considered immaterial for purposes of pro forma financial disclosures.

On March 8, 2012, we completed the acquisition of IntruGuard Devices, Inc. (“IntruGuard”), a supplier of Distributed Denial of Services ("DDoS"), prevention products, for a total consideration of $1.0 million. Of the total consideration, $0.4 million was withheld in escrow as security for IntruGuard’s indemnification obligations. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The purchase price allocation resulted in purchased tangible assets of $53,000 and liabilities of $43,000, and purchased identifiable intangible assets of $0.9 million. Identifiable intangible assets consist of purchased technology. The fair value assigned to identifiable intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by us. Purchased identifiable intangible assets are being amortized as cost of revenue ratably over three years. Of the $0.4 million previously withheld in escrow, $0.2 million and $0.2 million were released to the selling stockholders during the three months ended September 30, 2012 and the three months ended March 31, 2013, respectively. The financial results of this acquisition were considered immaterial for purposes of pro forma financial disclosures.

14. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

We acquired $2.8 million of goodwill during the six months ended June 30, 2013, which approximated the carrying value as of June 30, 2013.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We acquired $2.3 million of developed technology, $0.5 million of customer relationships, and $2.6 million of in-process research and development during the six months ended June 30, 2013. The following tables present other intangible assets ($ amounts in 000’s):

	June 30, 2013
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology	5,784	2,090	3,694
Customer relationships	500	21	479
	6,284	2,111	4,173
Indefinite-lived other intangible assets:
In-process research and development	2,600	—	2,600
Total other intangible assets	8,884	2,111	6,773

	December 31, 2012
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology	3,541	1,424	2,117
Total other intangible assets	3,541	1,424	2,117

Amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Amortization expense was $0.7 million and $0.6 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The following table summarizes estimated future amortization expense of other intangible assets with finite lives for future fiscal years ($ amounts in 000’s):

Amount
Fiscal Years:
2013 (remainder)	758
2014	1,154
2015	738
2016	472
2017	467
Thereafter	584
Total	4,173

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2013 ($ amounts in 000's):

	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	1,948	1,758	(615)	3,091
Other comprehensive income before reclassifications	(1,813)	(1,421)	496	(2,738)
Amounts reclassified from accumulated other comprehensive income	—	(5)	2	(3)
Net current-period other comprehensive income	(1,813)	(1,426)	498	(2,741)
Ending balance	135	332	(117)	350

The following table provides details about the reclassification out of accumulated other comprehensive income for the six months ended June 30, 2013 ($ amounts in 000s):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	(5)	Other (expense) income, net
Tax provision related to items of other comprehensive income or loss	2	Provision for income taxes
Total reclassification for the period	(3)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	continued sales into large enterprises and service providers;

•	the significance of stock-based compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	trends in revenue, costs of revenue, and gross margin;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” included in Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including the Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. From inception through June 30, 2013, we shipped over 1,250,000 appliances via more than 15,000 channel partners to more than 160,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100.

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

We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against DDoS, endpoint security for employee computers and mobile devices and wireless access point. Although sales of these complementary products have grown in recent quarters, these products still represent less than 10% of our total revenue.

Financial Highlights

•
We recorded total revenue of $147.4 million and $283.2 million during the three and six months ended June 30, 2013, respectively. This represents an increase of 14% and 15% during the three and six months ended June 30, 2013, respectively, compared to the same periods last year. Product revenue was $66.5 million and $124.5 million during the three and six months ended June 30, 2013, respectively, an increase of 8% during each of the periods, compared to the same periods last year. Services revenue was $79.7 million and $155.6 million during the three and six months ended June 30, 2013, respectively, an increase of 22% during each of the periods, compared to the same periods last year.

•	We generated cash flows from operating activities of $75.3 million during the six months ended June 30, 2013, a decrease of 19% compared to the same period last year.

•	Cash, cash equivalents and investments were $814.4 million as of June 30, 2013, an increase of $74.8 million from December 31, 2012.

•	Deferred revenue was $389.7 million as of June 30, 2013, an increase of $26.5 million from December 31, 2012.

During the three and six months ended June 30, 2013, revenue grew as a result of our sales efforts and product offerings. We also continued to gain traction with several recently introduced products, including new FortiGate entry-level appliances such as the FG-60D with its WIFI counterparts; the FG-800C mid-range appliance; and the FG-3600C and FG-5001C for large enterprises and service providers.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. During the three and six months ended June 30, 2013, we experienced higher sales volume in our FortiGate product family, particularly entry-level products, wireless security and access point products, which contributed to the largest portion of the growth during this period. Although we experienced a decline in deals valued at greater than $500,000 during the six months ended June 30, 2013 when compared to the same period last year, during the three and six months ended June 30, 2013, we experienced an increase in the number of deals involving sales greater than $250,000 and deals greater than $100,000 when compared to the same periods last year. Specifically, the number of deals involving sales greater than $500,000 was 20 and 33 in the three and six months ended June 30, 2013, respectively, compared to 19 and 38 in the three and six months ended June 30, 2012, respectively. The number of deals involving sales greater than $250,000 was 58 and 113 in the three and six months ended June 30, 2013, respectively, compared to 55 and 102 in the three and six months ended June 30, 2012, respectively. The number of deals involving sales greater than $100,000 was 190 and 360 in the three and six months ended June 30, 2013, respectively, compared to 168 and 321 in the three and six months ended June 30, 2012, respectively. We expect some variability in this metric, and remain focused on investing in our sales and marketing and research and development resources in order to expand our reach into new high-growth verticals and emerging markets. Moreover, such investments will allow us to meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large enterprises and service providers. While we have experienced some success selling to large enterprises, across key verticals, including service provider, government, retail, financial services and education, we experienced slower sales in the U.S. service provider sector during the three and six months ended June 30, 2013, and there can be no assurance we will be successful selling into these vertical customer segments.

During the three and six months ended June 30, 2013, operating expenses increased by 27% and 24% compared to the same periods last year. The increase was primarily driven by additional headcount as we continued to invest in the development of new products and expand our sales coverage. Headcount increased to 2,182 as of June 30, 2013 from 1,762 as of June 30, 2012. Our accelerated pace of hiring continued during the three and six months ended June 30, 2013, particularly in sales and marketing, research and development, and technical support.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $13.3 million from $376.4 million as of March 31, 2013 to $389.7 million as of June 30, 2013. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. As of June 30, 2013, we had $814.4 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Three Months Ended Or As Of
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Revenue	147,428	128,962
Gross margin	70%	71%
Operating income (1)	13,777	20,950
Operating margin	9%	16%
Total deferred revenue	389,682	331,368
Increase in total deferred revenue	13,268	16,796
Cash, cash equivalents and investments	814,410	644,398
Cash provided by operating activities	37,221	44,285
Free cash flow (Non-GAAP)(2)	35,186	42,054
___________________
(1) Includes:
Stock-based compensation expense	10,707	7,852
Patent settlement income	478	478

(2) See “—Cash flow from operations” below for a definition of free cash flow.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. The following table reflects the reconciliation of billings to revenue. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Three Months Ended
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Billings:
Revenue	147,428	128,962
Add increase in deferred revenue	13,268	16,796
Total billings (Non-GAAP)	160,696	145,758

Cash flow from operations. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by our billings growth, profitability, and our ability to successfully manage our working capital. Monitoring cash flow from operations and free cash flow enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Free cash flow, an alternative non-GAAP financial measure of liquidity, is defined as net cash provided by operating activities less capital expenditures. The following table provides a reconciliation of free cash flow to cash provided by operating activities. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Three Months Ended
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Free Cash Flow:
Net cash provided by operating activities	37,221	44,285
Less purchases of property and equipment	(2,035)	(2,231)
Free cash flow (Non-GAAP)	35,186	42,054

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense, offset by patent settlement income. Effective second quarter of fiscal 2013, our non-GAAP financial measures will include amortization expense of certain intangible assets. Prior period amounts have been adjusted to conform to current period presentation. Stock-based compensation expense has been, and will continue to be, for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in the section entitled “—Results of Operations” below.

Non-GAAP gross margin represents gross margin as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense and amortization expense of certain intangible assets, both of which are non-cash charges. Non-GAAP operating income is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense of certain intangible assets, and the income we received from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following table reconciles GAAP gross profit, GAAP gross margin, GAAP operating income, and GAAP operating margin to non-GAAP gross margin, non-GAAP operating income, and non-GAAP operating margin for the three months ended June 30, 2013 and June 30, 2012.

	Three Months Ended
	June 30, 2013		June 30, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Total revenue	147,428		128,962
GAAP gross profit and margin	103,720	70	91,835	71
Stock-based compensation expense	1,322	1	1,029	1
Amortization expense of certain intangible assets (1)	354	—	226	—
Non-GAAP gross profit and margin	105,396	71	93,090	72
GAAP operating income and margin	13,777	9	20,950	16
Stock-based compensation expense:
Cost of revenue	1,322	1	1,029	1
Research and development	3,291	2	2,292	2
Sales and marketing	4,594	3	3,475	2
General and administrative	1,500	1	1,056	1
Total stock-based compensation expense	10,707	7	7,852	6
Amortization expense of certain intangible assets (1)	354	—	226	—
Patent settlement income	(478)	—	(478)	—
Non-GAAP operating income and margin	24,360	16	28,550	22

(1)
Effective second quarter of fiscal 2013, amortization expense of certain intangible assets is excluded from GAAP gross profit and margin, and GAAP operating income and margin to reconcile to non-GAAP financial metrics. Prior period amounts have been adjusted to conform to current period presentation.

Non-GAAP operating expenses represent operating expenses, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. The following table reconciles GAAP operating expenses to non-GAAP operating expenses for the three months ended June 30, 2013 and June 30, 2012.

	Three Months Ended
	June 30, 2013		June 30, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	25,158	17	20,388	16
Stock-based compensation expense	(3,291)	(2)	(2,292)	(2)
Non-GAAP research and development expenses	21,867	15	18,096	14
Sales and marketing expenses:
GAAP sales and marketing expenses	55,997	38	44,259	34
Stock-based compensation expense	(4,594)	(3)	(3,475)	(2)
Non-GAAP sales and marketing expenses	51,403	35	40,784	32
General and administrative expenses:
GAAP general and administrative expenses	8,788	6	6,238	5
Stock-based compensation expense	(1,500)	(1)	(1,056)	(1)
Patent settlement income	478	—	478	—
Non-GAAP general and administrative expenses	7,766	5	5,660	4
Total operating expenses:
GAAP operating expenses	89,943	61	70,885	55
Stock-based compensation expense	(9,385)	(6)	(6,823)	(5)
Patent settlement income	478	—	478	—
Non-GAAP operating expenses	81,036	55	64,540	50

Non-GAAP net income represents net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense of certain intangible assets, and income from a patent settlement. The following table reconciles GAAP net income to non-GAAP net income for the three months ended June 30, 2013 and June 30, 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012
	($ and share amounts in 000’s, except per share amounts)
Net Income:
GAAP net income	8,979	13,950
Stock-based compensation expense (1)	10,707	7,852
Amortization expense of certain intangible assets (2)	354	226
Patent settlement income (3)	(478)	(478)
Provision for income taxes (4)	6,035	8,276
Non-GAAP income before provision for income taxes	25,597	29,826
Non-GAAP provision for income taxes (5)	(8,447)	(10,141)
Non-GAAP net income	17,150	19,685
Non-GAAP net income per share—diluted	0.10	0.12
Shares used in per share calculation—diluted	168,042	166,061
____________________

(1)	Stock-based compensation expense is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(2)
Effective second quarter of fiscal 2013, amortization expense of certain intangible assets is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes. Prior period amounts have been adjusted to conform to current period presentation.

(3)	The patent settlement income is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(4)	Provision for income taxes is our GAAP tax provision that must included in GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(5)
We used non-GAAP effective tax rates of 33% and 34%, which could differ from the GAAP tax rates, to calculate non-GAAP net income for the three months ended June 30, 2013 and June 30, 2012, respectively.

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

There have been no material changes in our significant accounting policies since the fiscal year ended December 31, 2012, except for the inclusion of policies related to goodwill and other indefinite-lived intangible assets.

Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill and other indefinite-lived intangible assets such as in-process research and development acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of June 30, 2013, we had one reporting unit.

In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. If we opt to perform a qualitative assessment, the factors we may review include, but are not limited to (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events such as changes in management, strategy, customers, or litigation; (f) events affecting the reporting unit; or (g) or sustained decrease in share price. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. A quantitative assessment utilizes a two-step process. In the first step, the fair value of the reporting unit is determined, and is compared against its carrying amount, including goodwill. We consider a combination of an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of the reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting unit based on an analysis that compares the value of the reporting unit to values of other companies in similar lines of business. If the fair value of the reporting unit does not exceed its carrying value, then we perform the second step to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. When the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
Determining the fair value of the reporting unit is highly judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill and other intangible assets for impairment between annual tests in the presence of impairment indicators. Acquired in-process research and development assets are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. Upon successful completion of the associated research and development efforts, the useful life of the asset is determined and the asset is amortized over its useful life. If the associated research and development efforts are abandoned, an impairment loss is recognized for the carrying value of the related asset.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 on January 1, 2013, and presented the effects within Note 15, Accumulated Other Comprehensive Income, of the notes to our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, we do not expect its adoption to have an impact on our financial position or results of operations.

Results of Operations

Three months ended June 30, 2013 and June 30, 2012

Revenue

	Three Months Ended
	June 30, 2013		June 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	66,525	45	61,692	48	4,833	8
Services	79,668	54	65,412	51	14,256	22
Ratable and other revenue	1,235	1	1,858	1	(623)	(34)
Total revenue	147,428	100	128,962	100	18,466	14
Revenue by geography:
Americas	60,026	41	51,922	40	8,104	16
Europe, Middle East and Africa (“EMEA”)	50,801	34	43,664	34	7,137	16
Asia Pacific and Japan (“APAC”)	36,601	25	33,376	26	3,225	10
Total revenue	147,428	100	128,962	100	18,466	14

Total revenue increased by $18.5 million, or 14%, during the three months ended June 30, 2013 compared to the same period last year. All three regions experienced growth in revenue by 10% or more compared to the same period last year, with the Americas and EMEA regions each growing 16%. Product revenue increased by $4.8 million, or 8%, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family, particularly with our entry-level products, wireless security and access point products, which contributed the largest portion of the growth. Services revenue increased by $14.3 million, or 22%, in the three months ended June 30, 2013 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	26,948	23,935	3,013	13
Services	16,259	12,467	3,792	30
Ratable and other revenue	501	725	(224)	(31)
Total cost of revenue	43,708	37,127	6,581	18
Gross margin (%):
Product	59.5	61.2	(1.7)
Services	79.6	80.9	(1.3)
Ratable and other revenue	59.4	61.0	(1.6)
Total gross margin	70.4	71.2	(0.8)

Total gross margin decreased by 0.8 percentage points in the three months ended June 30, 2013 compared to the same period last year, as both product and services gross margins declined. Product gross margin decreased by 1.7 percentage points in the three months ended June 30, 2013 compared to the same period last year primarily as a result of the higher mix of entry-level products and higher overhead costs. Services gross margin decreased by 1.3 percentage points during the three months ended June 30, 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $3.8 million primarily due to a $2.8 million increase in cash-based personnel costs related to an increase in headcount, a $0.3 million increase in stock-based compensation expense, a $0.4 million increase in warranty-related costs and a $0.3 million increase in travel and depreciation expenses.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2013		June 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	25,158	17	20,388	16	4,770	23
Sales and marketing	55,997	38	44,259	34	11,738	27
General and administrative	8,788	6	6,238	5	2,550	41
Total operating expenses	89,943	61	70,885	55	19,058	27

Research and development expense

Research and development expense increased by $4.8 million, or 23%, in the three months ended June 30, 2013 compared to the same period last year, primarily due to an increase of $3.1 million in cash-based personnel costs and $1.0 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Other costs, including earn-out payments to former stockholders of Coyote, also increased by $0.7 million. We intend to continue to invest in our research and development organization, but we currently expect research and development expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Sales and marketing expense

Sales and marketing expense increased by $11.7 million, or 27%, in the three months ended June 30, 2013 compared to the same period last year, primarily due to an increase of $6.1 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in marketing-related expenses of $1.6 million, travel expenses of $1.4 million, stock-based compensation expense of $1.1 million and, depreciation expenses of $0.6 million. As a percentage of total revenue, sales and marketing expenses increased as we continued to invest in our sales force to support future growth. We intend to continue to make investments in our sales resources and infrastructure which are critical to support sustainable growth, but we currently expect sales and marketing expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

General and administrative expense

General and administrative expense increased by $2.6 million, or 41%, in the three months ended June 30, 2013 compared to the same period last year. Cash-based personnel costs increased by $1.0 million and stock-based compensation expense increased by $0.4 million. In addition, we incurred $0.9 million of higher legal and accounting fees. We currently expect general and administrative expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Interest income and other (expense) income, net

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	($ amounts in 000’s)
Interest income	1,337	1,203	134	11
Other (expense) income, net	(100)	73	(173)	(237)

The $0.1 million increase in interest income in the three months ended June 30, 2013 compared to the same period last year was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other (expense) income, net, for the three months ended June 30, 2013 was the result of foreign exchange losses compared to foreign exchange gains in the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Provision for income taxes	6,035	8,276	(2,241)	(27)
Effective tax rate (%)	40	37	3

Our effective tax rate was 40% in the three months ended June 30, 2013, compared to an effective tax rate of 37% in the same period last year. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate was primarily due to a reduction in tax benefits from stock options related to our foreign subsidiaries and an increase in non-deductible stock-based compensation expense.

As of June 30, 2013 and December 31, 2012, unrecognized tax benefits were $31.2 million and $27.8 million, respectively. The total amount of $30.8 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2013, we had accrued approximately $2.2 million for estimated interest related to uncertain tax provisions.

The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

Within the next twelve months, it is possible our uncertain tax benefit will decrease up to $1.1 million. This possible decrease in our uncertain tax benefit may be a result of several factors, including a lapse of statute of limitations, provided no tax authority conducts a new examination. This may impact our future effective tax rate.

Six months ended June 30, 2013 and June 30, 2012

Revenue

	Six Months Ended
	June 30, 2013		June 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	124,475	44	114,896	47	9,579	8
Services	155,564	55	127,550	52	28,014	22
Ratable and other revenue	3,209	1	3,763	1	(554)	(15)
Total revenue	283,248	100	246,209	100	37,039	15
Revenue by geography:
Americas	112,653	40	98,353	40	14,300	15
EMEA	98,127	35	84,550	34	13,577	16
APAC	72,468	25	63,306	26	9,162	14
Total revenue	283,248	100	246,209	100	37,039	15

Total revenue increased by $37.0 million, or 15%, during the six months ended June 30, 2013 compared to the same period last year. All three regions contributed comparable growth on a percentage basis. Product revenue increased by $9.6 million, or 8%, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family, particularly entry-level products, wireless security and access point products, which contributed the largest portion of the growth. Services revenue increased by $28.0 million, or 22%, in the six months ended June 30, 2013 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	49,906	43,003	6,903	16
Services	31,833	23,680	8,153	34
Ratable and other revenue	1,097	1,487	(390)	(26)
Total cost of revenue	82,836	68,170	14,666	22
Gross margin (%):
Product	59.9	62.6	(2.7)
Services	79.5	81.4	(1.9)
Ratable and other revenue	65.8	60.5	5.3
Total gross margin	70.8	72.3	(1.5)

Total gross margin decreased by 1.5 percentage points in the six months ended June 30, 2013 compared to the same period last year, as both product and services gross margins declined. Product gross margin decreased by 2.7 percentage points in the six months ended June 30, 2013 compared to the same period last year primarily as a result of the higher mix of entry-level products and higher overhead costs. Services gross margin decreased by 1.9 percentage points during the six months ended June 30, 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $8.2 million primarily due to a $5.9 million increase in cash-based personnel costs related to an increase in headcount, a $0.6 million increase in stock-based compensation expense, a $0.7 million increase in warranty-related costs and freight, and a $0.5 million increase in each of the professional services and depreciation expenses.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2013		June 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	48,492	17	40,055	16	8,437	21
Sales and marketing	105,973	37	86,295	35	19,678	23
General and administrative	16,779	6	12,023	5	4,756	40
Total operating expenses	171,244	60	138,373	56	32,871	24

Research and development expense

Research and development expense increased by $8.4 million, or 21%, in the six months ended June 30, 2013 compared to the same period last year, primarily due to an increase of $6.0 million in cash-based personnel costs and $1.8 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products.

Sales and marketing expense

Sales and marketing expense increased by $19.7 million, or 23%, in the six months ended June 30, 2013 compared to the same period last year, primarily due to an increase of $11.0 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in travel expenses of $2.3 million, stock-based compensation expense of $1.8 million, trade shows and promotional expenses of $1.6 million and depreciation expenses of $1.3 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force to support future growth.

General and administrative expense

General and administrative expense increased by $4.8 million, or 40%, in the six months ended June 30, 2013 compared to the same period last year. Cash-based personnel costs increased by $1.7 million and stock-based compensation expense increased by $0.7 million. In addition, we incurred $1.9 million of higher legal and accounting fees.

Interest income and other (expense) income, net

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
	($ amounts in 000’s)
Interest income	2,706	2,287	419	18
Other (expense) income, net	115	3	112	3,733

The $0.4 million increase in interest income in the six months ended June 30, 2013 compared to the same period last year, was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other (expense) income, net, for the six months ended June 30, 2013 was the result of higher foreign exchange gains compared to the same period last year.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Provision for income taxes	10,761	13,833	(3,072)	(22)
Effective tax rate (%)	34	33	1

Our effective tax rate was 34% in the six months ended June 30, 2013, compared to an effective tax rate of 33% in the same period last year. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate was primarily due to a reduction in tax benefits from the stock options related to our foreign subsidiaries and an increase in non-deductible stock based compensation expense. Further, in January 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. Federal Research and Development Tax Credit retroactive to January 1, 2012. As a result, the U.S. Federal Research and Development Tax Credit benefit was recorded in the six months ended June 30, 2013.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
	($ amounts in 000’s)
Cash and cash equivalents	123,468	122,975
Investments	690,942	616,611
Total cash, cash equivalents and investments	814,410	739,586
Working capital	311,919	249,970

The following table presents a summary of our cash flows:

	Six months ended
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Cash provided by operating activities	75,332	92,803
Cash used in investing activities	(91,514)	(105,933)
Cash provided by financing activities	17,484	22,808
Effect of exchange rates on cash and cash equivalents	(809)	(442)
Net increase in cash and cash equivalents	493	9,236

As of June 30, 2013, our cash, cash equivalents, and investments of $814.4 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities, municipal bonds and certificates of deposit and term deposits. As of June 30, 2013, $63.6 million of our cash was held by certain international subsidiaries and is not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table presents our cash flows from operating activities:

	Six Months Ended
	June 30, 2013	June 30, 2012
	($ amounts in 000’s)
Net income	21,228	28,123
Adjustments for non-cash charges (1)	30,398	21,576
Net income before non-cash charges	51,626	49,699
Increase in deferred revenue	25,943	36,492
(Increase) decrease in accounts receivable—net	(801)	171
Increase in accounts payable and accrued liabilities, net (2)	13,998	4,222
Increase in income taxes payable (2)	11,339	5,743
(Increase) decrease in other assets (2)	(12,442)	1,461
Increase in inventory	(16,375)	(7,952)
Increase in accrued payroll and compensation	2,287	3,119
Increase in prepaid expenses and other current assets (2)	(243)	(152)
Net cash provided by operating activities	75,332	92,803
____________________

(1)
Non-cash charges consist of stock-based compensation expense, depreciation and amortization, amortization of investment premiums, an excess tax benefit from our employee stock option plans, and other non-cash items, net.

(2)	Certain prior period amounts have been combined to conform to current period presentation.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the six months ended June 30, 2013, provided $75.3 million in cash as a result of our billings growth, profitability, and our ability to successfully manage our working capital. Net income was $21.2 million, increased by adjustments for non-cash charges of $30.4 million and sources of cash of $53.6 million, partially offset by uses of cash of $29.9 million from changes in operating assets and liabilities. Adjustments for non-cash charges consisted of stock-based compensation expense of $20.0 million, amortization of investment premiums of $5.9 million, depreciation and amortization of $7.3 million, partially offset by an excess tax benefit from stock option exercises of $1.9 million and other non-cash items, net, of $0.9 million. Sources of cash were related to a $25.9 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $14.0 million increase in accounts payable and accrued liabilities related to timing of payments, a $11.3 million increase in income taxes payable due to our continued profitability and timing of tax payments, and a $2.3 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options. Uses of cash were related to a $16.4 million increase in inventory to ensure an adequate level of inventory to support high-turnover channel driven products to reduce the risk of product stockouts, a $12.4 million increase in other assets, a $0.8 million increase in accounts receivable due to timing of collections, and a $0.2 million increase in prepaid expenses and other current assets.

Our operating activities during the six months ended June 30, 2012 provided $92.8 million in cash as a result of net income of $28.1 million, increased by adjustments for non-cash charges of $21.6 million and sources of cash of $51.2 million partially offset by uses of cash of $8.1 million. Adjustments for non-cash charges consisted of stock-based compensation of $15.1 million, amortization of investment premiums of $6.5 million, and depreciation and amortization of $5.1 million, offset partially by an excess tax benefit from stock option exercises of $5.2 million. Sources of cash were related to a $36.5 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $4.2 million increase in accounts payable and accrued liabilities, a $3.1 million increase in accrued payroll and compensation, a $5.7 million increase in income taxes payable, a $1.5 million decrease in other assets, and a $0.2 million decrease in accounts receivable, net. Uses of cash were primarily related to an $8.0 million increase in inventory to ensure an adequate level of inventory to support high-turnover channel driven products to reduce the risk of product stockouts and a $0.2 million decrease in prepaid expenses and other current assets.

Investing Activities

Our investing activities during the six months ended June 30, 2013 consisted primarily of purchases and sales of investments, and to a much lesser extent, acquisitions and capital expenditures. The $91.5 million of cash used by investing activities was due to net purchases of investments of $82.0 million, acquisition of Coyote for $6.0 million and purchases of property and equipment of $3.6 million.

Our investing activities during the six months ended June 30, 2012 consisted primarily of purchases, sales and maturities of investments, and to a lesser extent capital expenditures and acquisitions. The $105.9 million of cash used in investing activities during the six months ended June 30, 2012 was primarily due to net purchases of investments of $101.5 million, purchases of property and equipment of $3.9 million, and our acquisition of IntruGuard for $0.6 million.

Financing Activities

Our financing activities during the six months ended June 30, 2013 resulted in net cash provided of $17.5 million as a result of receiving proceeds of $9.1 million and $6.5 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $1.9 million.

Our financing activities during the six months ended June 30, 2012 resulted in net cash provided of $22.8 million as a result of proceeds of $12.7 million and $5.0 million, from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $5.2 million.

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2013, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K, other than the following which summarizes the specified contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ amounts in 000’s)
Operating leases (1)	29,827	4,325	14,326	6,869	4,307
Purchase commitments (2)	39,803	39,803	—	—	—
Total (3)	69,630	44,128	14,326	6,869	4,307
________________________

(1)
Consists of contractual obligations from non-cancelable office space under operating leases. In March 2013, we extended the operating lease for one of our existing facilities in Canada through 2020. The total incremental lease payments are $14.3 million.

(2)
Consists of minimum purchase commitments with independent contract manufacturers. As of June 30, 2013, we had $39.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable compared to $30.0 million as of December 31, 2012. The increase is required to replenish current inventory and to ensure adequate future inventory related to new product releases and product lead-times for certain products.

(3)
No tax liabilities related to uncertain tax positions have been included in the table. As of June 30, 2013, we had $33.4 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2013, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In August 2009, ESR, a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs are claiming unspecified damages and requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the U.S. Patent and Trademark Office ("PTO") on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the BPAI. In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI’s review, all claims of the asserted ESR patents remain rejected. In October 2012, ESR filed an additional appeal of the BPAI decision with the United States Court of Appeal for the Federal Circuit. That appeal is still pending. The litigation related to ESR is no longer material to us, and we will no longer report on this case.

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. NPS is claiming unspecified damages, including treble damages for willful infringement, and requests an injunction against such alleged infringement. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case is proceeding with Fortinet as the sole defendant.  We have filed a motion to dismiss the case and a separate motion for summary judgment, both of which are pending. This case is currently scheduled for a jury trial starting in September 2013.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and services;

•	the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of the quarter;

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

•	decisions by potential end-customers to purchase network security solutions from larger, more established security vendors or from their primary network equipment vendors;

•	price competition, and increased competitiveness in general in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	increased expenses, unforeseen liabilities or write-downs and any impact on results of operations from any acquisition consummated;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services;

•	disruptions in our channel or termination of our relationship with important channel partners;

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain;

•	general economic conditions, both in our domestic and foreign markets; and

•	future accounting pronouncements or changes in our accounting policies.

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. For example, we experienced lower than expected billings during the first quarter of 2013 due to a number of factors, including decreased sales in the service provider market and slower sales in Latin America and EMEA. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expectations, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 37% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we experienced inventory shortages in the first quarter of 2013 due to more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Sourcefire, Inc. ("Sourcefire") (acquired by Cisco) Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Blue Coat Systems, Inc. ("Blue Coat"), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), Juniper Networks, Inc. (“Juniper”), and Stonesoft Corporation ("Stonesoft") (acquired by McAfee) that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	unanticipated changes in the capital resources of or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases;

•
more stringent support requirements in our support service contracts, including stricter support response times, more complex customer requirements, and increased penalties for any failure to meet support requirements; and

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

Our business and operations have experienced growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. For example, we are in the planning stages for an upgrade to our enterprise resource planning system and such change may cause disruption and additional cost. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer and Michael Xie, our Co-founder, Vice President of Engineering and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. We recently hired a new Chief Financial Officer and Chief Operating Officer, and it will take time for this executive officer to become fully integrated in his new role. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, weak economic conditions in certain geographies, or a reduction in information technology spending regardless of macro-economic conditions, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth.

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

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals that originated in the Democratic Republic of Congo or an adjoining country, known as “conflict minerals,” are contained within our products.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure requirements for public companies using conflict minerals in their products. Under these rules, we are required to perform due diligence, disclose and report our efforts to prevent the sourcing of such conflict minerals. As a result of these new rules, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals that may be used in our products.  Moreover, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel, Advanced Micro Devices, Inc., RMI/Netlogic Corporation, network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may result in disruption in the sales team and may adversely impact financial results as compared to those already reported or the forecasted results and result in restatements of financial statements and irregularities in financial statements;

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

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our anti-spam and anti-malware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

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

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, service provider and governmental entity end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with enterprises, service providers and governmental entities.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in write-offs that could be substantial. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in us missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

The success of our Web filtering service depends on the breadth and accuracy of our URL database. Although our URL database currently catalogs millions of unique URLs, it contains only a portion of the URLs for all of the websites that are available on the Internet. In addition, the total number of URLs and software applications is growing rapidly, and we expect this rapid growth to continue in the future. Accordingly, we must identify and categorize content for our security risk categories at an extremely rapid rate. Our database and technologies may not be able to keep pace with the growth in the number of websites, especially the growing amount of content utilizing foreign languages and the increasing sophistication of malicious code and the delivery mechanisms associated with spyware, phishing and other hazards associated with the Internet. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our Web filtering function. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet could impair the market acceptance of our products, which in turn could harm our business, financial condition and results of operations.

In addition, our Web filtering service may not be successful in accurately categorizing Internet and application content to meet our end-customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our end-customers may not agree with our determinations that particular URLs should be included or not included in specific categories of our databases. In addition, it is possible that our filtering processes may place material that is objectionable or that presents a security risk in categories that are generally unrestricted by our customers’ Internet and computer access policies, which could result in such material not being blocked from the network. Conversely, we may miscategorize websites such that access is denied to websites containing information that is important or valuable to our customers. Any miscategorization could result in customer dissatisfaction and harm our reputation. Any failure to effectively categorize and filter websites according to our end-customers’ and channel partners’ expectations could impair the growth of our business.
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

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	failure of our sales force and partners to focus on selling new products;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	actual or perceived defects, vulnerabilities, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	easing of regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

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

Sales of most of our products depend on increased demand for UTM products. If the UTM market fails to grow as we anticipate, our business will be seriously harmed. Target customers may view UTM “all-in-one” solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that UTM products provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, UTM solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of the UTM product may place the entire network at risk. In addition, the market perception that UTM solutions may be suitable only for small and medium sized businesses because UTM lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider, and governmental entity end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with the UTM market in general, demand for UTM products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us or another well known UTM vendor exposing a “single point of failure” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco and Juniper, security vendors such as Check Point, McAfee (acquired by Intel), Sourcefire (acquired by Cisco), Stonesoft (acquired by McAfee), SonicWALL (acquired by Dell), Blue Coat, and Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, such as Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, McAfee's acquisition of Stonesoft, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the six months ended June 30, 2013, the closing price of our common stock ranged from $16.53 to $25.00.

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

Date: August 6, 2013

FORTINET, INC.

	By:	/s/ AHMED RUBAIE
Ken Goldman Vice President and Chief Financial Officer		Ahmed Rubaie Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

10.1†	Offer Letter, dated as of April 16, 2013, between Registrant and Ahmed Rubaie	Current report on Form 8-K (File No. 001-34511)	April 19, 2013	99.1

10.2 †	Change of Control Severance Agreement, dated as of April 16, 2013, between Registrant and Ahmed Rubaie	Current Report on Form 8-K (File No. 001-34511)	April 19, 2013	99.2

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1†*	2009 Equity Incentive Plan Performance Stock Unit Award Agreement

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________
† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.