Form 10-Q/A
period 2013-06-30
FORTINET INC
filed 2013-08-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Fortinet, Inc. is filing this Amendment No. 1 on Form 10-Q/A (''Amendment No. 1'') to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 6, 2013 (the ''Original Filing''), for the sole purpose of correcting the inadvertent omission of a conformed signature on the certification of our Chief Executive Officer furnished as Exhibit 32.1 to the Original Filing. Amendment No. 1 repeats the entire text of the Original Filing. No other changes to the Original Filing other than the change described above and an updated Exhibit Index are reflected in Amendment No. 1, which is not intended to, nor does it, reflect events occurring after the filing of the Original Report, or modify or update the disclosures therein in any way.

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

Date: August 7, 2013

FORTINET, INC.

	By:	/s/ AHMED RUBAIE
Ken Goldman Vice President and Chief Financial Officer		Ahmed Rubaie Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

10.1†	Offer Letter, dated as of April 16, 2013, between Registrant and Ahmed Rubaie	Current report on Form 8-K (File No. 001-34511)	April 19, 2013	99.1

10.2 †	Change of Control Severance Agreement, dated as of April 16, 2013, between Registrant and Ahmed Rubaie	Current Report on Form 8-K (File No. 001-34511)	April 19, 2013	99.2

10.3 †	2009 Equity Incentive Plan Performance Stock Unit Award Agreement	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________
† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.