Form 10-Q
period 2013-09-30
FORTINET INC
filed 2013-11-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 29, 2013, there were 163,460,178 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

Part I

ITEM 1.	Financial Statements

FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,546	$122,975
Short-term investments	368,472	290,719
Accounts receivable—Net	107,802	107,642
Inventory	46,876	21,060
Prepaid expenses and other current assets	38,271	26,878
Total current assets	705,967	569,274
PROPERTY AND EQUIPMENT—Net	28,380	25,638
LONG-TERM INVESTMENTS	327,987	325,892
GOODWILL AND OTHER INTANGIBLE ASSETS—Net	10,612	2,117
DEFERRED TAX ASSETS—Non-current	51,996	48,525
OTHER ASSETS	3,200	4,051
TOTAL ASSETS	$1,128,142	$975,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,257	$20,816
Accrued liabilities	32,317	22,263
Accrued payroll and compensation	30,450	28,957
Deferred revenue	271,302	247,268
Total current liabilities	367,326	319,304
DEFERRED REVENUE—Non-current	128,871	115,917
INCOME TAXES PAYABLE—Non-current	30,568	28,778
OTHER LIABILITIES	1,424	564
Total liabilities	528,189	464,563
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 163,329 and 161,757 shares issued and 163,329 and 160,348 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	163	162
Additional paid-in capital	455,279	400,075
Treasury stock	—	(2,995)
Accumulated other comprehensive income	1,653	3,091
Retained earnings	142,858	110,601
Total stockholders’ equity	599,953	510,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,128,142	$975,497
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUE:
Product	$69,687	$63,027	$194,162	$177,923
Services	83,883	69,782	239,447	197,332
Ratable and other revenue	1,129	3,459	4,338	7,222
Total revenue	154,699	136,268	437,947	382,477
COST OF REVENUE:
Product	27,126	23,995	77,032	66,997
Services	16,374	13,166	48,207	36,846
Ratable and other revenue	430	647	1,527	2,135
Total cost of revenue	43,930	37,808	126,766	105,978
GROSS PROFIT:
Product	42,561	39,032	117,130	110,926
Services	67,509	56,616	191,240	160,486
Ratable and other revenue	699	2,812	2,811	5,087
Total gross profit	110,769	98,460	311,181	276,499
OPERATING EXPENSES:
Research and development	26,421	20,498	74,913	60,553
Sales and marketing	56,687	44,743	162,660	131,038
General and administrative	9,382	7,449	26,161	19,473
Total operating expenses	92,490	72,690	263,734	211,064
OPERATING INCOME	18,279	25,770	47,447	65,435
INTEREST INCOME	1,282	1,318	3,988	3,606
OTHER EXPENSE—Net	(1,151)	(317)	(1,036)	(315)
INCOME BEFORE INCOME TAXES	18,410	26,771	50,399	68,726
PROVISION FOR INCOME TAXES	7,381	9,565	18,142	23,397
NET INCOME	$11,029	$17,206	$32,257	$45,329
Net income per share:
Basic	$0.07	$0.11	$0.20	$0.29
Diluted	$0.07	$0.10	$0.19	$0.27
Weighted-average shares outstanding:
Basic	162,906	158,751	162,150	157,416
Diluted	168,666	166,791	168,054	166,127
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$11,029	$17,206	$32,257	$45,329
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	912	1,092	(901)	867
Unrealized gains (losses) on investments	600	1,968	(826)	3,441
Unrealized losses on cash flow hedges	—	(19)	—	—
Tax (provision) benefit related to items of other comprehensive income or loss	(209)	(618)	289	(1,133)
Other comprehensive income (loss), net of tax	1,303	2,423	(1,438)	3,175
Comprehensive income	$12,332	$19,629	$30,819	$48,504

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,257	$45,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,511	8,076
Amortization of investment premiums	8,900	10,002
Stock-based compensation expense	31,784	23,928
Excess tax benefit from employee stock option plans	(2,504)	(9,611)
Other non-cash items, net	520	893
Changes in operating assets and liabilities:
Accounts receivable—Net	589	5,680
Inventory	(31,344)	(14,977)
Prepaid expenses and other current assets	219	(71)
Other assets	(13,928)	(2,630)
Accounts payable	11,054	3,049
Accrued payroll and compensation	1,400	1,563
Accrued and other liabilities	2,631	1,301
Deferred revenue	36,425	45,192
Income taxes payable	11,202	15,849
Net cash provided by operating activities	100,716	133,573
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(419,124)	(523,389)
Sales of investments	25,488	25,768
Maturities of investments	303,852	343,174
Purchases of property and equipment	(6,729)	(20,283)
Payments made in connection with acquisitions, net of cash acquired	(7,635)	(749)
Net cash used in investing activities	(104,148)	(175,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,470	36,006
Taxes paid related to net share settlement of equity awards	(966)	—
Excess tax benefit from employee stock option plans	2,504	9,611
Net cash provided by financing activities	26,008	45,617
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,005)	(235)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,571	3,476
CASH AND CASH EQUIVALENTS—Beginning of period	122,975	71,990
CASH AND CASH EQUIVALENTS—End of period	$144,546	$75,466
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$19,721	$10,335
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$1,349	$722
Liability incurred in connection with business acquisition	$100	$201
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on February 27, 2013. In the opinion of management, all adjustments, which only includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or for any future periods. The condensed consolidated balance sheets as of December 31, 2012 are derived from the audited consolidated financial statements for the year ended December 31, 2012.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

During the three and nine months ended September 30, 2013, we recorded a non-recurring out-of-period adjustment of $3.0 million to correct the presentation on our condensed consolidated balance sheets relating to our repurchase of 1,409,264 shares during the fiscal year ended December 31, 2009. This reclassification adjustment resulted in a decrease to the outstanding treasury stock balance and a corresponding decrease to additional paid-in capital. We believe the impact of the adjustment is not material to the current or prior fiscal periods. The shares that we repurchased in 2009 were retired immediately after repurchase. There was no outstanding treasury stock balance at September 30, 2013.

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2013, as compared to the significant accounting policies described in the Form 10-K, except for the inclusion of policies related to goodwill and other indefinite-lived assets, long-term investments, and stock-based compensation expense pertaining to performance stock units (“PSUs”).

Goodwill and other indefinite-lived intangible assets

Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill and other indefinite-lived intangible assets such as in-process research and development acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of September 30, 2013, we had one reporting unit.
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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Determining the fair value of the reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill and other intangible assets for impairment between annual tests in the presence of impairment indicators. Acquired in-process research and development assets are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. Upon successful completion of the associated research and development efforts, the useful life of the asset is determined and the asset is amortized over its useful life. If the associated research and development efforts are abandoned, an impairment loss is recognized for the carrying value of the related asset.
Long-term investments

Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in Long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations. As of September 30, 2013, we only have one investment of $2.0 million in a privately-held company accounted for under the cost method.

Stock-Based Compensation Expense - Performance Stock Units

PSUs are restricted stock units (“RSUs”) that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the grant date and is based on the market price of our common stock on the grant date modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.
Certain prior period amounts have been combined on the condensed consolidated balance sheets and statements of cash flows to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 on January 1, 2013, and presented the effects within Note 16, Accumulated Other Comprehensive Income.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENT IN PRIVATELY-HELD COMPANY

In August 2013, we invested $2.0 million in equity securities in HyTrust, a privately-held company. This investment is accounted for as a cost-basis investment, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entity. As of September 30, 2013, no events have occurred that would adversely affect the carrying value of this investment. We did not record any impairment charges for this investment during the three and nine months ended September 30, 2013.

3. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000’s):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	566,962	1,336	(441)	567,857
Commercial paper	81,955	13	(6)	81,962
Municipal bonds	34,554	44	(14)	34,584
Certificates of deposit and term deposits	8,053	3	—	8,056
Total available-for-sale securities	693,524	1,396	(461)	694,459

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	529,738	1,814	(161)	531,391
Commercial paper	39,229	22	(6)	39,245
Municipal bonds	36,787	83	—	36,870
Certificates of deposit and term deposits	9,099	6	—	9,105
Total available-for-sale securities	614,853	1,925	(167)	616,611

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of September 30, 2013 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	232,721	(434)	5,309	(7)	238,030	(441)
Commercial paper	20,076	(6)	—	—	20,076	(6)
Municipal bonds	12,941	(14)	—	—	12,941	(14)
Total available-for-sale securities	265,738	(454)	5,309	(7)	271,047	(461)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position, as of December 31, 2012 ($ amounts in 000’s):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	133,006	(156)	5,010	(5)	138,016	(161)
Commercial paper	8,464	(6)	—	—	8,464	(6)
Total available-for-sale securities	141,470	(162)	5,010	(5)	146,480	(167)

The contractual maturities of our investments were as follows ($ amounts in 000’s)

	September 30, 2013	December 31, 2012
Due within one year	368,472	290,719
Due within one to three years	325,987	325,892
Total available-for-sale securities	694,459	616,611

Realized gains or losses from the sale of available-for-sale securities were not significant for any of the periods presented.

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 ($ amounts in 000’s):

	September 30, 2013			December 31, 2012
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
U.S. government and agency securities	2,000	—	2,000	—	—	—
Corporate debt securities	574,578	—	574,578	531,391	—	531,391
Commercial paper	83,262	—	83,262	41,994	—	41,994
Municipal bonds	34,584	—	34,584	36,870	—	36,870
Certificates of deposit and term deposits	8,056	—	8,056	9,105	—	9,105
Money market funds	45,897	45,897	—	39,871	39,871	—
	748,377	45,897	702,480	659,231	39,871	619,360

Reported as:
Cash equivalents	53,918			42,620
Short-term investments	368,472			290,719
Long-term investments	325,987			325,892
Total	748,377			659,231

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2013.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	September 30, 2013	December 31, 2012
Raw materials	7,765	4,958
Finished goods	39,111	16,102
Inventory	46,876	21,060

5. PROPERTY AND EQUIPMENT—Net

Property and equipment consisted of the following ($ amounts in 000’s):

	September 30, 2013	December 31, 2012
Land	13,895	13,895
Building and building improvements	610	610
Evaluation units	21,986	18,322
Computer equipment and software	22,785	17,176
Furniture and fixtures	1,709	1,501
Construction-in-process	1,295	—
Leasehold improvements and tooling	5,532	5,354
Total property and equipment	67,812	56,858
Less: accumulated depreciation	(39,432)	(31,220)
Property and equipment—net	28,380	25,638

Depreciation expense was $3.8 million and $2.7 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Depreciation expense was $10.4 million and $7.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, RSUs, and the employee stock purchase plan (“ESPP”). Potentially dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income	11,029	17,206	32,257	45,329

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	162,906	158,751	162,150	157,416
Diluted shares:
Weighted-average common stock outstanding-basic	162,906	158,751	162,150	157,416
Effect of potentially dilutive securities:
Stock options	5,525	8,019	5,844	8,694
RSUs	213	—	50	—
ESPP	22	21	10	17
Weighted-average shares used to compute diluted net income per share	168,666	166,791	168,054	166,127
Net income per share:
Basic	0.07	0.11	0.20	0.29
Diluted	0.07	0.10	0.19	0.27

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	6,640	5,686	7,364	6,847
RSUs	1,416	388	2,383	130
ESPP	407	303	399	300
	8,463	6,377	10,146	7,277

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000’s):

	September 30, 2013	December 31, 2012
Product	5,114	5,411
Services	389,571	348,548
Ratable and other revenue	5,488	9,226
Total deferred revenue	400,173	363,185
Reported As:
Current	271,302	247,268
Non-current	128,871	115,917
Total deferred revenue	400,173	363,185

8. COMMITMENTS AND CONTINGENCIES

Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. Rent expense was $2.4 million and $2.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Rent expense was $7.1 million and $6.5 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Rent expense is recognized using the straight-line method over the term of the lease. The aggregate future non-cancelable minimum rental payments on operating leases as of September 30, 2013 are as follows ($ amounts in 000’s):

Rental Payment
Fiscal Years:
2013 (remainder)	2,675
2014	7,715
2015	5,342
2016	4,279
2017	3,738
Thereafter	7,779
Total	31,528

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we issue non-cancelable purchase orders to some of our independent contract manufacturers. As of September 30, 2013, we had $46.6 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2013, we had $10.2 million in other purchase commitments.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software.

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

	For The Nine Months Ended
	September 30, 2013	September 30, 2012
Accrued warranty balance—beginning of the period	2,309	2,582
Warranty costs incurred	(2,670)	(1,843)
Provision for warranty, including warranty assumed from Xtera	3,134	1,604
Changes in prior period estimates	274	(307)
Accrued warranty balance—end of the period	3,047	2,036

Litigation—We are involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. We are defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. Unless otherwise noted below, during the period presented, we have not: recorded any material accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

In July 2010, Network Protection Sciences, LLC (“NPS”), a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case thereafter proceeded with Fortinet as the sole defendant. Between June and August 2013, we filed a number of pretrial motions with the Court.  As a result of those motions, the Court found that NPS had engaged in litigation misconduct. The Court also granted our motion to strike NPS’s expert report on the issue of damages. Shortly thereafter, in September 2013, NPS agreed to abandon the case and we did not make any payments related to this case. NPS and its principals furthermore agreed not to sue us on related patents. The litigation related to NPS is no longer material to us.

In June 2012, we received a letter from SRI International, (“SRI”) claiming that we infringed certain SRI patents. Subsequently, we filed a complaint in the United States District Court for the Northern District of California seeking declaratory relief and a judgment that the SRI patents were invalid, unenforceable and not infringed by any of our products or services. The case is proceeding in the United States District Court for the Northern District of California. The case is currently in the early stages, and we have determined that, as of this time, there is not a reasonable possibility that a material loss has been incurred.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCKHOLDERS’ EQUITY

Our 2009 Equity Incentive Plan (the “Plan”) permits us to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares.

Employee Stock Options

In August 2012, we began to primarily grant RSUs instead of stock options to employees, non-employees and members of the board of directors.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012
Expected term in years	4.6	4.6	4.6
Volatility (%)	47.8	47.8	46.4 - 51.9
Risk-free interest rate (%)	1.2	1.2	0.7 - 0.9
Dividend rate (%)	—	—	—

There were no stock options granted during the three months ended September 30, 2012.

The following table summarizes the stock option activity and related information for the periods presented below (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2012	18,571	12.40
Granted	209	21.11
Forfeited	(631)	21.82
Exercised	(2,210)	5.33
Balance—September 30, 2013	15,939	13.12	3.5	134,415
Options vested and expected to vest—September 30, 2013	15,914	13.11	3.5	134,407
Options exercisable—September 30, 2013	11,781	9.98	3.1	129,937

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2013, for all in-the-money options. As of September 30, 2013, total compensation expense related to unvested stock options granted to employees but not yet recognized was $46.0 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.0 years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below ($ amounts in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted-average fair value per share granted	8.61	—	8.61	11.13
Intrinsic value of options exercised	7,880	32,623	36,997	83,313
Fair value of options vested	5,063	6,823	21,553	19,897

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the period presented below (in 000’s, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share ($)
Balance—December 31, 2012	830	23.73
Granted	3,871	21.86
Forfeited	(251)	22.97
Vested	(144)	24.86
Balance—September 30, 2013	4,306	21.98
RSUs expected to vest—September 30, 2013	3,988	22.01

As of September 30, 2013, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $86.3 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.4 years.

RSUs settle into shares of common stock upon vesting. RSUs that were previously granted began vesting in August 2013. Upon the vesting of the RSUs, we net-settled the RSUs and withheld a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows. These net settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

The following summarizes the number and value of the shares withheld for employee taxes for the three and nine months ended September 30, 2013 ($ amount in 000’s, except share amount):

Shares withheld for taxes	45
Amount withheld for taxes	966

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Stock Units

During the three and nine months ended September 30, 2013, we granted PSUs under the Plan to certain of our executive officers. Based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods.

The following table summarizes the weighted-average assumptions relating to our PSUs for the three and nine months ended September 30, 2013:

Expected term in years	2.97
Volatility (%)	50.11
Risk-free interest rate (%)	0.67
Dividend rate (%)	—

The target number of shares underlying the PSUs that were granted to certain of our executive officers during the three months ended September 30, 2013, totaled 180,000 shares that had a grant date fair value of $22.06 per share.

As of September 30, 2013, total compensation expense related to unvested PSUs that were granted to certain of our executive officers, but not yet recognized, was $3.8 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.8 years.

Employee Stock Purchase Plan

In determining the fair value of the shares subject to our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected term in years	0.5	0.5	0.5	0.5
Volatility (%)	35.1	43.1	44.0	53.7
Risk-free interest rate (%)	0.1	0.2	0.1	0.1
Dividend rate (%)	—	—	—	—

Additional information related to our ESPP is provided below (in 000’s, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted-average fair value per share granted ($)	5.04	6.63	6.11	7.06
Shares issued under the ESPP	343,761	288,884	672,397	576,833
Weighted-average price per share issued ($)	17.90	20.29	18.88	18.90

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of product revenue	91	85	277	237
Cost of services revenue	1,297	1,018	3,543	2,704
Research and development	3,548	2,525	9,605	6,774
Sales and marketing	5,215	3,879	13,927	10,797
General and administrative	1,627	1,323	4,432	3,416
Total stock-based compensation expense	11,778	8,830	31,784	23,928

The following table summarizes stock-based compensation expense by award type ($ amounts in 000’s)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	5,180	6,985	15,801	19,982
RSUs	5,408	576	12,439	576
ESPP	1,190	1,269	3,544	3,370
Total stock-based compensation expense	11,778	8,830	31,784	23,928

Total income tax benefit from employee stock option plans that is recognized in the consolidated statements of operations is as follows ($ amounts in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income tax benefit from employee stock option plans	3,176	6,685	9,557	17,073

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The effective tax rate was 40% for the three months ended September 30, 2013, compared to an effective tax rate of 36% for the three months ended September 30, 2012. The effective tax rate was 36% for the nine months ended September 30, 2013, compared to an effective tax rate of 34% for the nine months ended September 30, 2012. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax.

As of September 30, 2013 and December 31, 2012, unrecognized tax benefits were $28.7 million and $27.8 million, respectively. The total amount of $28.3 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013, we had accrued approximately $2.3 million for estimated interest related to uncertain tax provisions.

The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

11. EMPLOYEE BENEFIT PLAN

The 401(k) tax-deferred savings plan (the “401(k) Plan”) permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the annual contribution limit specified by the Internal Revenue Service (“IRS”). In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our matching contributions to the 401(k) Plan and RRSP were $0.6 million and $0.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Our matching contributions to the 401(k) Plan and RRSP were $1.6 million and $1.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

12. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000’s):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Americas:
United States	40,654	38,674	114,257	103,983
Other Americas	24,794	18,543	63,844	51,587
Total Americas	65,448	57,217	178,101	155,570
Europe, Middle East and Africa (“EMEA”)	51,373	45,566	149,500	130,116
Asia Pacific and Japan (“APAC”)	37,878	33,485	110,346	96,791
Total revenue	154,699	136,268	437,947	382,477

During each of the three and nine months ended September 30, 2013, Exclusive Networks Group accounted for 11% of total revenue. During the three and nine months ended September 30, 2012, Exclusive Networks Group accounted for 10% and 11% of total revenue, respectively. No other customers accounted for more than 10% of our total revenue during the three and nine months ended September 30, 2013 and 2012.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment —Net	September 30, 2013	December 31, 2012
Americas:
United States	21,288	18,764
Canada	3,924	4,376
Other Americas	61	87
Total Americas	25,273	23,227
EMEA	1,459	1,213
APAC	1,648	1,198
Total property and equipment—net	28,380	25,638

13. FOREIGN CURRENCY DERIVATIVES

The notional amounts of forward exchange contracts to hedge balance sheet accounts as of September 30, 2013 and December 31, 2012 were ($ amounts in 000’s):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency - As of September 30, 2013
Canadian dollar	Buy	25,367

Currency - As of December 31, 2012
Canadian dollar	Buy	17,968

14. BUSINESS COMBINATIONS

Xtera

On September 13, 2013, we acquired certain assets of Xtera Communications, Inc. (“Xtera”), including certain load balancing products and certain patents, for a total consideration of $1.8 million, of which $1.7 million was paid in cash on the acquisition date and $0.1 million payment in cash is contingent upon attainment of revenue milestones. This acquisition will enable us to enhance our load balancing solutions in our product portfolio.

We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to the identifiable tangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value assigned to the intangible assets acquired was determined using the income approach which discounts expected cash flows to present value using our estimates and assumptions.

In connection with this acquisition, we acquired net tangible assets of $0.2 million, intangible assets of $1.5 million, and recognized an estimated contingent obligation of $0.1 million payable upon attainment of revenue milestones.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date ($ amounts in 000’s):

Current assets	459
Finite-lived intangible assets	1,525
Total assets acquired	1,984
Current liabilities	234
Total liabilities assumed	234
Total purchase price	1,750

Identified finite-lived intangible assets consist of developed technology that will be amortized as cost of revenue, ratably on a straight-line basis over an estimated useful life of 3 years. Pro-forma results of operations have not been presented because the acquisitions, individually and collectively, were not material to our results of operations.

Coyote Point Systems

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

Of the total acquired identified intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development (“IPR&D”) as of the acquisition date. Identified finite-lived intangible assets consist of developed technology and customer relationships that are being amortized as cost of revenue and sales and marketing expense, respectively, ratably on a straight-line basis, each over an estimated useful life of 6 years. Identified indefinite-lived intangible assets consisted of acquired IPR&D relating to existing research and development projects at the time of acquisition. The goodwill of $2.8 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired. We paid this premium for a number of

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasons, primarily for acquiring developed and in-process technology. None of the goodwill recognized as a result of the acquisition is deductible for income tax purposes. The financial results of this acquisition were considered immaterial for purposes of pro-forma financial disclosures. During the three months ended September 30, 2013, we completed the development of technology associated with the IPR&D projects, and started amortizing this developed technology as cost of revenue ratably on a straight-line basis over an estimated useful life of 6 years.

XDN

On December 7, 2012, we completed the acquisition of XDN, Inc., a provider of cloud-based content delivery solutions, for a total consideration of $0.5 million. We accounted for this acquisition as a purchase of a business and, accordingly, the total purchase price was allocated to identifiable intangible assets acquired based on their estimated fair market value as of the acquisition date. The purchase price allocation resulted in purchased identifiable intangible assets of $0.5 million. Identifiable intangible assets consist of developed technology. The fair value assigned to identifiable intangible assets acquired was determined using the market approach, which compares the value of the purchased assets to similar assets in similar lines of business. These purchased identifiable intangible assets are being amortized as cost of revenue ratably over three years. The financial results of this acquisition were considered immaterial for purposes of pro forma financial disclosures.

IntruGuard

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

15. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

Goodwill

We recorded $2.8 million of goodwill based on the purchase price allocation of the acquisition of Coyote during the nine months ended September 30, 2013. There were no impairments to goodwill during the three and nine months ended September 30, 2013.

Other Intangible Assets—Net

The following tables present other intangible assets ($ amounts in 000’s):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2013
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology (1)	9,909	2,520	7,389
Customer relationships	500	43	457
Total other intangible assets	10,409	2,563	7,846

(1) This amount includes the completed IPR&D acquired from Coyote of $2.6 million. During the three months ended September 30, 2013, we completed the associated IPR&D projects and transferred the IPR&D to developed technology. We started amortizing this developed technology as cost of revenue ratably on a straight-line basis over an estimated useful life of 6 years.

	December 31, 2012
	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets:
Developed technology	3,541	1,424	2,117
Total other intangible assets	3,541	1,424	2,117

Amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Amortization expense was $1.1 million and $0.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The following table summarizes estimated future amortization expense of other intangible assets with finite lives for future fiscal years ($ amounts in 000’s):

Amount
Fiscal Years:
2013 (remainder)	615
2014	2,095
2015	1,679
2016	1,287
2017	900
Thereafter	1,270
Total	7,846

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2013 ($ amounts in 000's):

	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	1,948	1,758	(615)	3,091
Other comprehensive income before reclassifications	(901)	(819)	287	(1,433)
Amounts reclassified from accumulated other comprehensive income	—	(8)	3	(5)
Net current-period other comprehensive income	(901)	(827)	290	(1,438)
Ending balance	1,047	931	(325)	1,653

The following table provides details about the reclassification out of accumulated other comprehensive income for the nine months ended September 30, 2013 ($ amounts in 000s):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	(8)	Other expense, net
Tax provision related to items of other comprehensive income or loss	3	Provision for income taxes
Total reclassification for the period	(5)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	the expected impact of certain acquisitions, asset purchases and strategic investments;

•	expected impact of sales of certain products;

•	the significance of stock-based compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	expanding our reach into new high growth verticals and emerging markets and continuing to sell to large enterprises and service providers;

•	our ability to meet increasing customer expectations about the quality and functionality of our products;

•	trends in revenue, costs of revenue, and gross margin;

•
trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development to strengthen our technology leadership position and in sales and marketing;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months; and

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Business Overview

We provide network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. From inception through September 30, 2013, we shipped over 1,300,000 appliances via more than 19,000 channel partners to more than 170,000 end-customers worldwide, including a majority of the 2012 Fortune Global 100.

Our core Unified Threat Management (“UTM”)/Next Generation Firewall (“NGFW”) and Data Center Firewall (“DCFW”) product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, anti-malware, intrusion prevention, Web filtering, anti-spam and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our UTM/NGFW/DCFW solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, anti-malware, Web filtering, vulnerability management and anti-spam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities.

We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against DDoS, endpoint security for employee computers and mobile devices, wireless access points and application delivery controllers. Although sales of these complementary products have grown in recent quarters, these products still represent less than 10% of our total revenue.

On September 13, 2013, we acquired certain assets of Xtera Communications, Inc. (“Xtera”) in order to add products to enhance our load balancing solutions and to add patents to our patent portfolio .

In August 2013, we invested in and entered into a strategic go-to-market alliance agreement with HyTrust, a privately-held company, that specializes in cloud security automation in order to strengthen our commitment to virtualization and data center security.

Financial Highlights

•
We recorded total revenue of $154.7 million and $437.9 million during the three and nine months ended September 30, 2013, respectively. This represents an increase of 14% and 15% during the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. Product revenue was $69.7 million and $194.2 million during the three and nine months ended September 30, 2013, respectively, an increase of 11% and 9%, respectively, compared to the same periods last year. Services revenue was $83.9 million and $239.4 million during the three and nine months ended September 30, 2013, respectively, an increase of 20% and 21%, respectively, compared to the same periods last year.

•	We generated cash flows from operating activities of $100.7 million during the nine months ended September 30, 2013, a decrease of 25% compared to the same period last year.

•	Cash, cash equivalents and investments were $841.0 million as of September 30, 2013, an increase of $101.4 million from December 31, 2012.

•	Deferred revenue was $400.2 million as of September 30, 2013, an increase of $37.0 million from December 31, 2012.

During the three and nine months ended September 30, 2013, revenue grew as a result of a slightly better business environment, along with our focus on improving sales execution and productivity of our sales force. We also continued to gain traction with several recently introduced products, including new FortiGate entry-level appliances such as the FG-60D and FG-90D with its WIFI counterparts; the FG-200D and FG-800C mid-range appliance; and the FG-3600C and FG-5001C for large enterprises and service providers.

We continue to invest in research and development to strengthen our technology leadership position, as well as sales and marketing to expand brand awareness, strengthen our value proposition, and expand our global sales team and distribution channels. During the three and nine months ended September 30, 2013, we experienced higher sales volume in our FortiGate product family, particularly entry-level products, wireless security and access point products, which contributed to the largest portion of the growth during this period. During the three and nine months ended September 30, 2013, we experienced an increase in the number of deals involving sales greater than $100,000 when compared to the same periods last year as the number of deals involving sales greater than $100,000 was 187 and 547 in the three and nine months ended September 30, 2013, respectively, compared to 168 and 489 in the three and nine months ended September 30, 2012, respectively. The number of deals involving sales greater than $250,000 was 61 and 174 in the three and nine months ended September 30, 2013, respectively, compared to 61 and 163 in the three and nine months ended September 30, 2012, respectively. Additionally, the number of deals involving sales greater than $500,000 was 19 and 52 in the three and nine months ended September 30, 2013, respectively, compared to 16 and 54 in the three and nine months ended September 30, 2012, respectively. We expect some variability in this metric, and remain focused on investing in our sales and marketing and research and development resources in order to expand our reach into new high-growth verticals and emerging markets. Moreover, we expect such investments to help us to meet increasing customer expectations about the quality and functionality of our products, as we continue to sell to large enterprises and service providers. While we have experienced some success selling to large enterprises, across key verticals, including service provider, government, retail, financial services and education, we experienced increased pressure from the macro-economic environment in APAC during the three and nine months ended September 30, 2013, and there can be no assurance we will be successful selling into these vertical customer segments.

During the three and nine months ended September 30, 2013, operating expenses increased by 27% and 25% compared to the same periods last year. The increase was primarily driven by additional headcount as we continued to invest in the development of new products and expand our sales coverage. Headcount increased to 2,238 as of September 30, 2013 from 1,854 as of September 30, 2012. Our accelerated pace of hiring continued during the three and nine months ended September 30, 2013, particularly in sales and marketing, research and development, and technical support.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $10.5 million from $389.7 million as of June 30, 2013 to $400.2 million as of September 30, 2013. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. As of September 30, 2013, we had $841.0 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Three Months Ended Or As Of
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Revenue	154,699	136,268
Gross margin	72%	72%
Operating income (1)	18,279	25,770
Operating margin	12%	19%
Total deferred revenue	400,173	340,078
Increase in total deferred revenue	10,491	8,710
Cash, cash equivalents and investments	841,005	690,303
Cash provided by operating activities	25,384	40,770
Free cash flow (Non-GAAP)(2)	22,224	24,342
___________________
(1) Includes:
Stock-based compensation expense	11,778	8,830
Patent settlement income	478	478

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

	Three Months Ended
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Billings:
Revenue	154,699	136,268
Add increase in deferred revenue	10,491	8,710
Total billings (Non-GAAP)	165,190	144,978

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

	Three Months Ended
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Free Cash Flow:
Net cash provided by operating activities	25,384	40,770
Less purchases of property and equipment	(3,160)	(16,428)
Free cash flow (Non-GAAP)	22,224	24,342

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense, offset by patent settlement income. Effective second quarter of fiscal 2013, our non-GAAP financial measures exclude amortization expense of certain intangible assets. Prior period amounts have been adjusted to conform to current period presentation. Stock-based compensation expense has been, and will continue to be, for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in the section entitled “—Results of Operations” below.
Non-GAAP gross margin represents gross margin as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense and amortization expense of certain intangible assets, both of which are non-cash charges. Non-GAAP operating income is operating income, as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense of certain intangible assets, and the income we receive from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following table reconciles GAAP gross profit, GAAP gross margin, GAAP operating income, and GAAP operating margin to non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, and non-GAAP operating margin for the three months ended September 30, 2013 and September 30, 2012.

	Three Months Ended
	September 30, 2013		September 30, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Total revenue	154,699		136,268
GAAP gross profit and margin	110,769	72	98,460	72
Stock-based compensation expense	1,388	1	1,103	1
Amortization expense of certain intangible assets (1)	423	—	226	—
Non-GAAP gross profit and margin	112,580	73	99,789	73
GAAP operating income and margin	18,279	12	25,770	19
Stock-based compensation expense:
Cost of revenue	1,388	1	1,103	1
Research and development	3,548	2	2,525	1
Sales and marketing	5,215	3	3,879	3
General and administrative	1,627	1	1,323	1
Total stock-based compensation expense	11,778	7	8,830	6
Amortization expense of certain intangible assets (1)	423	—	226	—
Patent settlement income	(478)	—	(478)	—
Non-GAAP operating income and margin	30,002	19	34,348	25

(1)
Effective second quarter of fiscal 2013, amortization expense of certain intangible assets is excluded from GAAP gross profit and margin, and GAAP operating income and margin to reconcile to non-GAAP financial metrics. Prior period amounts have been adjusted to conform to current period presentation.

Non-GAAP operating expenses represent operating expenses, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. The following table reconciles GAAP operating expenses to non-GAAP operating expenses for the three months ended September 30, 2013 and September 30, 2012.

	Three Months Ended
	September 30, 2013		September 30, 2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	26,421	17	20,498	15
Stock-based compensation expense	(3,548)	(2)	(2,525)	(1)
Non-GAAP research and development expenses	22,873	15	17,973	14
Sales and marketing expenses:
GAAP sales and marketing expenses	56,687	37	44,743	33
Stock-based compensation expense	(5,215)	(3)	(3,879)	(3)
Non-GAAP sales and marketing expenses	51,472	34	40,864	30
General and administrative expenses:
GAAP general and administrative expenses	9,382	6	7,449	5
Stock-based compensation expense	(1,627)	(1)	(1,323)	(1)
Patent settlement income	478	—	478	—
Non-GAAP general and administrative expenses	8,233	5	6,604	4
Total operating expenses:
GAAP operating expenses	92,490	60	72,690	53
Stock-based compensation expense	(10,390)	(6)	(7,727)	(5)
Patent settlement income	478	—	478	—
Non-GAAP operating expenses	82,578	54	65,441	48

Non-GAAP net income represents net income, as reported in our condensed consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense of certain intangible assets, and income from a patent settlement. The following table reconciles GAAP net income to non-GAAP net income for the three months ended September 30, 2013 and September 30, 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012
	($ and share amounts in 000’s, except per share amounts)
Net Income:
GAAP net income	11,029	17,206
Stock-based compensation expense (1)	11,778	8,830
Amortization expense of certain intangible assets (2)	423	226
Patent settlement income (3)	(478)	(478)
Provision for income taxes (4)	7,381	9,565
Non-GAAP income before provision for income taxes	30,133	35,349
Non-GAAP provision for income taxes (5)	(9,944)	(12,019)
Non-GAAP net income	20,189	23,330
Non-GAAP net income per share—diluted	0.12	0.14
Shares used in per share calculation—diluted	168,666	166,791
____________________

(1)	Stock-based compensation expense is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(2)
Effective second quarter of fiscal 2013, amortization expense of certain intangible assets is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes. Prior period amounts have been adjusted to conform to current period presentation.

(3)	The patent settlement income is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(4)	Provision for income taxes is our GAAP tax provision that is included in GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(5)
We used non-GAAP effective tax rates of 33% and 34%, which could differ from the GAAP tax rates, to calculate non-GAAP net income for the three months ended September 30, 2013 and September 30, 2012, respectively.

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

During the three and nine months ended September 30, 2013, we recorded a non-recurring out-of-period adjustment of $3.0 million to correct the presentation on our condensed consolidated balance sheets relating to our repurchase of 1,409,264 shares during the fiscal year ended December 31, 2009. This reclassification adjustment resulted in a decrease to the outstanding treasury stock balance and a corresponding decrease to additional paid-in capital. We believe the impact of the adjustment is not material to the current or prior fiscal periods. The shares that we repurchased in 2009 were retired immediately after repurchase. There was no outstanding treasury stock balance at September 30, 2013.

There have been no material changes in our significant accounting policies since the fiscal year ended December 31, 2012, except for the inclusion of policies related to goodwill and other indefinite-lived intangible assets, long-term investments, and stock-based compensation expense pertaining to PSUs.

Goodwill and other indefinite-lived intangible assets

Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill and other indefinite-lived intangible assets such as in-process research and development acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of September 30, 2013, we had one reporting unit.

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

Determining the fair value of the reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill and other intangible assets for impairment between annual tests in the presence of impairment indicators. Acquired in-process research and development assets are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. Upon successful completion of the associated research and development efforts, the useful life of the asset is determined and the asset is amortized over its useful life. If the associated research and development efforts are abandoned, an impairment loss is recognized for the carrying value of the related asset.

Long-term investments

Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in Long-term investments in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations. As of September 30, 2013, we only have one investment of $2.0 million in a privately-held company accounted for under the cost method.

Performance Stock Units

PSUs are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the grant date and is based on the market price of our common stock on the grant date modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted ASU 2013-02 on January 1, 2013, and presented the effects within Note 16, Accumulated Other Comprehensive Income, of the notes to our condensed consolidated financial statements.
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

Results of Operations

Three months ended September 30, 2013 and September 30, 2012

Revenue

	Three Months Ended
	September 30, 2013		September 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	69,687	45	63,027	46	6,660	11
Services	83,883	54	69,782	51	14,101	20
Ratable and other revenue	1,129	1	3,459	3	(2,330)	(67)
Total revenue	154,699	100	136,268	100	18,431	14
Revenue by geography:
Americas	65,448	42	57,217	42	8,231	14
Europe, Middle East and Africa (“EMEA”)	51,373	33	45,566	33	5,807	13
Asia Pacific and Japan (“APAC”)	37,878	25	33,485	25	4,393	13
Total revenue	154,699	100	136,268	100	18,431	14

Total revenue increased by $18.4 million, or 14%, during the three months ended September 30, 2013 compared to the same period last year. All three regions experienced similar revenue growth compared to the same period last year. Product revenue increased by $6.7 million, or 11%, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family, particularly with our low-end and high-end enterprise (such as the FortiGate-3600C) and service provider products, which contributed the largest portion of the growth. Services revenue increased by $14.1 million, or 20%, in the three months ended September 30, 2013 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base, as well as growth in our professional services revenues from existing large enterprise customers.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	27,126	23,995	3,131	13
Services	16,374	13,166	3,208	24
Ratable and other revenue	430	647	(217)	(34)
Total cost of revenue	43,930	37,808	6,122	16
Gross margin (%):
Product	61.1	61.9	(0.8)
Services	80.5	81.1	(0.6)
Ratable and other revenue	61.9	81.3	(19.4)
Total gross margin	71.6	72.3	(0.7)

Total gross margin decreased by 0.7 percentage points in the three months ended September 30, 2013 compared to the same period last year, as both product and services gross margins declined slightly. Product gross margin decreased by 0.8 percentage points in the three months ended September 30, 2013 compared to the same period last year primarily as a result of higher overhead costs which were partially offset by improved direct product margins due to a greater mix of high-end products sold. Services gross margin decreased by 0.6 percentage points during the three months ended September 30, 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $3.2 million primarily due to a $2.0 million increase in cash-based personnel costs related to an increase in headcount, a $0.3 million increase in stock-based compensation expense, a $0.4 million increase in warranty-related costs and a $0.5 million increase in depreciation and other expenses.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2013		September 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	26,421	17	20,498	15	5,923	29
Sales and marketing	56,687	37	44,743	33	11,944	27
General and administrative	9,382	6	7,449	5	1,933	26
Total operating expenses	92,490	60	72,690	53	19,800	27

Research and development expense

Research and development expense increased by $5.9 million, or 29%, in the three months ended September 30, 2013 compared to the same period last year, primarily due to an increase of $2.7 million in cash-based personnel costs and $1.0 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Product development expenses consisting of prototypes and third-party testing and certification costs increased by $0.9 million. Other costs, including earn-out payment obligations to former stockholders of Coyote, also increased by $1.3 million. We intend to continue to invest in our research and development organization, but we currently expect research and development expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Sales and marketing expense

Sales and marketing expense increased by $11.9 million, or 27%, in the three months ended September 30, 2013 compared to the same period last year, primarily due to an increase of $7.4 million in cash-based personnel costs and stock-based compensation expense of $1.3 million as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in trade show and promotional expenses of $1.4 million, travel expenses of $0.8 million and depreciation expenses of $0.7 million. As a percentage of total revenue, sales and marketing expenses increased as we continued to invest in our sales force to support future growth. We intend to continue to make investments in our sales resources and infrastructure which are critical to support sustainable growth, but we currently expect sales and marketing expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

General and administrative expense

General and administrative expense increased by $1.9 million, or 26%, in the three months ended September 30, 2013 compared to the same period last year. Cash-based personnel costs increased by $0.7 million and stock-based compensation expense increased by $0.3 million due to increased headcount. In addition, we incurred $1.8 million of higher costs for professional services primarily related to patent litigation matters, compared to a $1.0 million accrual related to litigation settlement in the same period last year. We currently expect general and administrative expense as a percentage of total revenue to remain at approximately comparable levels during the remainder of fiscal 2013.

Interest income and other expense, net

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	($ amounts in 000’s)
Interest income	1,282	1,318	(36)	(3)
Other expense, net	(1,151)	(317)	(834)	263

The slight decrease in interest income in the three months ended September 30, 2013 compared to the same period last year was primarily due to lower interest earned on invested balances of cash, cash equivalents and investments. The change in other expense, net, for the three months ended September 30, 2013 was primarily the result of higher foreign exchange losses as the U.S. dollar weakened against other major currencies.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Provision for income taxes	7,381	9,565	(2,184)	(23)
Effective tax rate (%)	40	36	4

Our effective tax rate was 40% in the three months ended September 30, 2013, compared to an effective tax rate of 36% in the same period last year. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate was primarily due to a reduction in tax benefits from stock options related to our foreign subsidiaries, an increase in non-deductible stock-based compensation expense, and limitations on the utilization of foreign tax credits.

As of September 30, 2013 and December 31, 2012, unrecognized tax benefits were $28.7 million and $27.8 million, respectively. The total amount of $28.3 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013, we had accrued approximately $2.3 million for estimated interest related to uncertain tax provisions.

The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could impact our future effective tax rate.

Nine months ended September 30, 2013 and September 30, 2012

Revenue

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	194,162	44	177,923	47	16,239	9
Services	239,447	55	197,332	52	42,115	21
Ratable and other revenue	4,338	1	7,222	1	(2,884)	(40)
Total revenue	437,947	100	382,477	100	55,470	15
Revenue by geography:
Americas	178,101	41	155,570	41	22,531	14
EMEA	149,500	34	130,116	34	19,384	15
APAC	110,346	25	96,791	25	13,555	14
Total revenue	437,947	100	382,477	100	55,470	15

Total revenue increased by $55.5 million, or 15%, during the nine months ended September 30, 2013 compared to the same period last year. All three regions contributed comparable growth on a percentage basis. Product revenue increased by $16.2 million, or 9%, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family, particularly entry-level products, wireless security and access point products, and continued traction for our high-end enterprise products including newly introduced products such as the FortiGate-3600C. Services revenue increased by $42.1 million, or 21%, in the nine months ended September 30, 2013 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	77,032	66,997	10,035	15
Services	48,207	36,846	11,361	31
Ratable and other revenue	1,527	2,135	(608)	(28)
Total cost of revenue	126,766	105,978	20,788	20
Gross margin (%):
Product	60.3	62.3	(2.0)
Services	79.9	81.3	(1.4)
Ratable and other revenue	64.8	70.4	(5.6)
Total gross margin	71.1	72.3	(1.2)

Total gross margin decreased by 1.2 percentage points in the nine months ended September 30, 2013 compared to the same period last year, as both product and services gross margins declined. Product gross margin decreased by 2.0 percentage points in the nine months ended September 30, 2013 compared to the same period last year primarily as a result of the higher mix of entry-level products and higher overhead costs. Services gross margin decreased by 1.4 percentage points during the nine months ended September 30, 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $11.4 million primarily due to a $7.9 million increase in cash-based personnel costs related to an increase in headcount, a $0.8 million increase in stock-based compensation expense, a $1.1 million increase in warranty-related costs and freight, and a $1.5 million increase in travel, depreciation and other expenses.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2013		September 30, 2012
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	74,913	17	60,553	16	14,360	24
Sales and marketing	162,660	37	131,038	34	31,622	24
General and administrative	26,161	6	19,473	5	6,688	34
Total operating expenses	263,734	60	211,064	55	52,670	25

Research and development expense

Research and development expense increased by $14.4 million, or 24%, in the nine months ended September 30, 2013 compared to the same period last year, primarily due to an increase of $8.7 million in cash-based personnel costs and $2.8 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, product development expenses consisting of prototypes and third-party testing and certification costs increased by $0.5 million, depreciation expense increased by $0.5 million and other expenses including expected earn-out payment obligations to former stockholders of Coyote increased by $2.3 million.

Sales and marketing expense

Sales and marketing expense increased by $31.6 million, or 24%, in the nine months ended September 30, 2013 compared to the same period last year, primarily due to an increase of $18.4 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in travel expenses of $3.2 million, stock-based compensation expense of $3.1 million, trade shows and promotional expenses of $3.0 million and depreciation expenses of $1.9 million. Other expenses, including occupancy-related costs, also increased by $2.0 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force to support future growth.

General and administrative expense

General and administrative expense increased by $6.7 million, or 34%, in the nine months ended September 30, 2013 compared to the same period last year. Cash-based personnel costs increased by $2.4 million and stock-based compensation expense increased by $1.0 million. In addition, we incurred $3.3 million of higher legal fees due to litigation and increased accounting fees.

Interest income and other expense, net

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	% Change
	($ amounts in 000’s)
Interest income	3,988	3,606	382	11
Other expense, net	(1,036)	(315)	(721)	229

The $0.4 million increase in interest income in the nine months ended September 30, 2013 compared to the same period last year, was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense, net, for the nine months ended September 30, 2013 was the result of higher foreign exchange losses compared to the same period last year.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Provision for income taxes	18,142	23,397	(5,255)	(22)
Effective tax rate (%)	36	34	2

Our effective tax rate was 36% in the nine months ended September 30, 2013, compared to an effective tax rate of 34% in the same period last year. The provision for income taxes for the periods presented is comprised of foreign income taxes, U.S. federal and state taxes, and withholding tax. The increase in the effective tax rate was primarily due to a reduction in tax benefits from the stock options related to our foreign subsidiaries, an increase in non-deductible stock based compensation expense and limitations on the utilization of foreign tax credits. Further, in January 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. Federal Research and Development Tax Credit retroactive to January 1, 2012. As a result, the U.S. Federal Research and Development Tax Credit benefit was recorded in the nine months ended September 30, 2013.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	($ amounts in 000’s)
Cash and cash equivalents	144,546	122,975
Investments	696,459	616,611
Total cash, cash equivalents and investments	841,005	739,586
Working capital	338,641	249,970

The following table presents a summary of our cash flows:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Cash provided by operating activities	100,716	133,573
Cash used in investing activities	(104,148)	(175,479)
Cash provided by financing activities	26,008	45,617
Effect of exchange rates on cash and cash equivalents	(1,005)	(235)
Net increase in cash and cash equivalents	21,571	3,476

As of September 30, 2013, our cash, cash equivalents, and investments of $841.0 million were held for working-capital purposes and were invested primarily in money market funds, commercial paper, corporate debt securities, U.S. government and agency securities, municipal bonds and certificates of deposit and term deposits. As of September 30, 2013, $69.9 million of our cash and investments was held by certain international subsidiaries and is not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table presents our cash flows from operating activities:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	($ amounts in 000’s)
Net income	32,257	45,329
Adjustments for non-cash charges (1)	50,211	33,288
Net income before non-cash charges	82,468	78,617
Increase in deferred revenue	36,425	45,192
Increase in accounts payable and accrued liabilities, net (2)	13,685	4,350
Increase in income taxes payable (2)	11,202	15,849
Increase in accrued payroll and compensation	1,400	1,563
Decrease in accounts receivable—net	589	5,680
Decrease (increase) in prepaid expenses and other current assets (2)	219	(71)
Increase in inventory	(31,344)	(14,977)
Increase in other assets (2)	(13,928)	(2,630)
Net cash provided by operating activities	100,716	133,573
____________________

(1)
Non-cash charges consist of stock-based compensation expense, depreciation and amortization, amortization of investment premiums, an excess tax benefit from our employee stock option plans, and other non-cash items, net.

(2)	Certain prior period amounts have been combined to conform to current period presentation.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. Our operating activities during the nine months ended September 30, 2013, provided $100.7 million in cash as a result of our billings growth, profitability, and our ability to successfully manage our working capital. Net income was $32.3 million, increased by adjustments for non-cash charges of $50.2 million and sources of cash of $63.5 million, partially offset by uses of cash of $45.3 million from changes in operating assets and liabilities. Adjustments for non-cash charges consisted of stock-based compensation expense of $31.8 million, amortization of investment premiums of $8.9 million, depreciation and amortization of $11.5 million, and other non-cash items, net, of $0.5 million, partially offset by an excess tax benefit from stock option exercises of $2.5 million. Sources of cash were related to a $36.4 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $13.7 million increase in accounts payable and accrued liabilities related to timing of payments, a $11.2 million increase in income taxes payable due to our continued profitability and timing of tax payments, a $1.4 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $0.6 million decrease in accounts receivable due to higher collections, and a $0.2 million decrease in prepaid expenses and other current assets. Uses of cash were related to a $31.3 million increase in inventory to ensure an adequate level of inventory to support high-turnover channel driven products to reduce the risk of product stockouts, and a $13.9 million increase in other assets, primarily related to an increase in deferred tax assets.

Our operating activities during the nine months ended September 30, 2012 provided $133.6 million in cash as a result of net income of $45.3 million, increased by adjustments for non-cash charges of $33.3 million and sources of cash of $72.6 million partially offset by uses of cash of $17.7 million. Adjustments for non-cash charges consisted of stock-based compensation of $23.9 million, amortization of investment premiums of $10.0 million, depreciation and amortization of $8.1 million, and other non-cash items, net, of $0.9 million, offset partially by an excess tax benefit from stock option exercises of $9.6 million. Sources of cash were related to a $45.2 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $4.4 million increase in accounts payable and accrued liabilities, net, related to timing of payments, a $15.8 million increase in income taxes payable due to our continued profitability and timing of tax payments, a $1.6 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $5.7 million decrease in accounts receivable, net, due to higher collection. Uses of cash were primarily related to a $0.1 million increase in prepaid expenses and other current assets, a $15.0 million increase in inventory to ensure an adequate level of inventory to support high-turnover channel driven products to reduce the risk of product stockouts, and a $2.6 million increase in other assets.

Investing Activities

Our investing activities during the nine months ended September 30, 2013 consisted primarily of purchases and sales of investments, and to a much lesser extent, acquisitions and capital expenditures. The $104.1 million of cash used in investing activities was due to net purchases of investments of $89.8 million, payments made in connection with acquisitions of Coyote and Xtera of $7.6 million and purchases of property and equipment of $6.7 million.

Our investing activities during the nine months ended September 30, 2012 consisted primarily of purchases, sales and maturities of investments, and to a lesser extent capital expenditures and acquisitions. The $175.5 million of cash used in investing activities during the nine months ended September 30, 2012 was primarily due to net purchases of investments of $154.4 million, purchases of property and equipment of $20.3 million including $14.5 million to purchase land and building to support the growth in our business operations, and our acquisition of IntruGuard for $0.7 million.

Financing Activities

Our financing activities during the nine months ended September 30, 2013 resulted in net cash provided of $26.0 million as a result of receiving proceeds of $11.8 million and $12.7 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $2.5 million. This was partially offset by $1.0 million related to taxes paid for the net-share settlement of equity awards.

Our financing activities during the nine months ended September 30, 2012 resulted in net cash provided of $45.6 million as a result of proceeds of $25.1 million and $10.9 million, from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $9.6 million.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2013, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K, other than the following which summarizes the specified contractual obligations as of September 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ amounts in 000’s)
Operating leases (1)	31,528	9,191	14,528	5,499	2,310
Purchase commitments (2)	46,621	46,621	—	—	—
Total (3)	78,149	55,812	14,528	5,499	2,310
________________________

(1)
Consists of contractual obligations from non-cancelable office space under operating leases. In March 2013, we extended the operating lease for one of our existing facilities in Canada through 2020. The total incremental lease payments are $14.3 million.

(2)
Consists of minimum purchase commitments with independent contract manufacturers. As of September 30, 2013, we had $46.6 million of open purchase orders with our independent contract manufacturers that may not be cancelable compared to $30.0 million as of December 31, 2012. The increase was required to replenish current inventory and to ensure adequate future inventory related to new product releases and product lead-times for certain products.

(3)
No tax liabilities related to uncertain tax positions have been included in the table. As of September 30, 2013, we had $31.0 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2013, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

In July 2010, NPS, a non-practicing entity, filed a complaint in the United States District Court for the Eastern District of Texas alleging patent infringement by us and other defendants. In December 2011, the United States District Court for the Eastern District of Texas ordered the case to be transferred to the Northern District of California. In June 2012, the United States District Court for the Northern District of California dismissed the other defendants for misjoinder, and the case thereafter proceeded with Fortinet as the sole defendant. Between June and August 2013, we filed a number of pretrial motions with the Court.  As a result of those motions, the Court found that NPS had engaged in litigation misconduct. The Court also granted our motion to strike NPS’s expert report on the issue of damages. Shortly thereafter, in September 2013, NPS agreed to abandon the case and we did not make any payments related to this case. NPS and its principals furthermore agreed not to sue us on related patents. The litigation related to NPS is no longer material to us.

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

Our subscription and support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal subscription and support services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, in the event significant customers require payment terms for subscription or support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact subscription and support revenue. Furthermore, we recognize subscription and support services revenue monthly over the term of the relevant service period, which is typically one year but has been as long as five years. As a result, much of the subscription and support services revenue we report each quarter is the recognition of deferred revenue from subscription and support services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support services is not reflected in full in our statements of operations until future periods. Our subscription and support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal services contracts must be recognized over the applicable service period.

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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales or sales-related arrangements that may result in disruption in the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or the forecasted results and result in restatements of financial statements and irregularities in financial statements;

•	our ability to effectively implement adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Sourcefire, Inc. (“Sourcefire”) (acquired by Cisco), Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Blue Coat Systems, Inc. ("Blue Coat"), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), Juniper Networks, Inc. (“Juniper”), and Stonesoft Corporation (“Stonesoft”) (acquired by McAfee) that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-founder, President and Chief Executive Officer and Michael Xie, our Co-founder, Vice President of Engineering and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. We hired a new Chief Financial Officer and Chief Operating Officer in April 2013, and it will take time for this executive officer to become fully integrated in his role. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, like Electronic Data Interchange, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner.We are in the planning stages for an upgrade to our enterprise resource planning system and such change may cause disruption and additional cost. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel, Advanced Micro Devices, Inc., and RMI/Netlogic Corporation, network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

The occurrence of any of these events would be disruptive to us and could seriously harm our business. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our distributors, resellers and end-customers. This could harm our relationships with our channel partners and end-customers and could cause delays in shipment of our products and adversely affect our results of operations. In addition, increased component costs could result in lower gross margins.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, for orders placed by partners as stocking orders for example, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

From time to time we are subject to lawsuits claiming patent infringement, and there are lawsuits claiming patent infringement currently pending, as discussed in the section entitled “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. In addition to the lawsuits described in “Legal Proceedings,” several other non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition, the increased use of fair value measure, financial instruments, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the nine months ended September 30, 2013, the closing price of our common stock ranged from $16.53 to $25.00.

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

Date: November 5, 2013

FORTINET, INC.

	By:	/s/ AHMED RUBAIE
Ken Goldman Vice President and Chief Financial Officer		Ahmed Rubaie Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

10.1†*	Fortinet, Inc. Cash and Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________
† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.