Form 10-K
period 2013-12-31
FORTINET INC
filed 2014-03-03
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, was $2,122,539,878 (based on the closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2014, there were 162,853,313 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

Part I

ITEM 1.    Business

Overview

We provide high performance network security solutions that are designed to address the fundamental problems of an increasingly bandwidth-intensive network environment and a more sophisticated information technology (“IT”) threat landscape. Through our products and subscription services, we provide broad and integrated protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Our flagship integrated network security solution consists of our FortiGate physical and virtual appliance products that provide a broad array of security and networking functions to protect data, applications, and users from network- and content-level security threats. These functions provide Data Center Firewall (“DCFW”)/Unified Threat Management (“UTM”)/Next Generation Firewall (“NGFW”) technologies, including firewall, virtual private network ("VPN"), application control, anti-malware, intrusion prevention, Web filtering, vulnerability management, anti-spam, wireless controller, and wide area network ("WAN") acceleration. Our FortiGate appliances, from the FortiGate-20 for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all of our security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our application control, anti-malware, intrusion prevention, Web filtering and anti-spam functionality based on intelligence gathered by our dedicated FortiGuard Labs team. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate DCFW/UTM/NGFW solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with the FortiManager product family, which enables end-customers to manage the system configuration and security functions of multiple FortiGate devices from a centralized console, as well as the FortiAnalyzer product family, which enables collection, analysis and archiving of content and log data generated by our products. We also offer other product lines that provide additional protection, such as: (i) FortiAP, secure wireless access points, (ii) FortiWeb, security for Web-based applications, (iii) FortiMail, multi-featured, high performance messaging security, (iv) FortiDB, centrally managed database-specific security, (v) FortiClient, endpoint security for desktops, laptops and mobile devices and that is primarily used in conjunction with our FortiGate appliances, (vi) FortiScan, endpoint vulnerability assessment and remediation, (vii) FortiSwitch, Ethernet switches, (viii) FortiBridge, bypass appliances to help ensure network availability, (ix) FortiAuthenticator, scalable secure authentication for enterprise networks, (x) FortiADC, Application Delivery Controller ("ADC")optimizing the availability and performance of mobile, cloud, and enterprise applications, (xi) FortiSandbox, detecting and mitigating Advanced Persistent Threats (“APTs”), (xii) FortiCache, reducing the cost of and impact of cached internet content, (xiii) FortiDNS, providing secure Domain Name System ("DNS") caching, (xiv) FortiDDoS, protection against Distributed Denial of Service ("DDOS") attack, and (xv) FortiVoice, business telephone communication.

Additionally, we offer virtual appliances for the FortiGate, FortiManager, FortiAnalyzer, FortiWeb, FortiMail, FortiCache, and FortiADC product lines. These virtual appliances help secure network infrastructures with the same functionality as the traditional physical appliances in their respective product lines. They can be used in conjunction with traditional Fortinet appliances (such as FortiGate, FortiManager, and FortiAnalyzer) to help ensure the visibility, management, and protection of physical and virtual environments.

Since our inception through December 31, 2013, we have shipped over 1,400,000 appliances via more than 20,000 channel partners to more than 184,000 end-customers worldwide, including a majority of the 2013 Fortune Global 100. During our fiscal year ended December 31, 2013, we generated total revenue of $615.3 million and net income of $44.3 million. See Part II Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2013 and 2012 and our consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of stockholders' equity for each of the three years ended December 31, 2013, 2012, and 2011.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 1090 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700. In March 2014, we expect to move to our new corporate headquarters located at 899 Kifer Road, Sunnyvale, California 94086.

Technology and Architecture

Our proprietary FortiASIC hardware architecture, FortiOS operating system and associated security and networking functions combine to form a platform that integrates security features and enables our products to perform sophisticated security processing for networks with high throughput requirements.

FortiASIC

Our FortiASIC family of Application-Specific Integrated Circuits (“ASICs”) is comprised of three lines of processors: the FortiASIC content processor (“CP”), the FortiASIC network processor (“NP”), and the FortiASIC system-on-a-chip (“SOC”). These custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating the computation-intensive tasks such as firewall policy enforcement or intrusion prevention system ("IPS") anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC release. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering further accelerated firewall and VPN performance. During fiscal 2013, we introduced the latest version of our NP, the NP6 through our FGT 1500D and 3700D product lines providing enhanced firewall performance. The FortiASIC SOC2 is our second-generation processor that combines general purpose processing power with Fortinet's custom technology to provide hardware-accelerated network security performance for our smaller FortiGate appliances. It is currently included in our entry-level FortiGate-20, -30, -40, -60, and -90 product families.

FortiOS

Our FortiOS operating system provides the foundation for the operation of all FortiGate appliances, from the core kernel functions to the security processing feature sets. FortiOS provides multiple layers of security including a hardened kernel layer providing protection for the FortiGate system, a network security layer providing security for end-customers’ network infrastructures, and application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs and provides system management functions such as command-line and graphical user interfaces.

In the first quarter of fiscal 2013, we released an update to our FortiOS operating system, which offers advanced security, control, and intelligence designed to help protect organizations of all sizes from today’s sophisticated threats. These enhancements to FortiOS include:

•	Advanced modern anti-malware detection system for identifying and mitigating APTs.

•	Simplification of configurations and deployments by enabling enterprises to quickly and easily configure their FortiGate appliances based on their unique business and security requirements.

•	Contextual visibility for enhanced security reporting and management by providing detailed analytics for deeper insight into historic or real-time network activities.

We make available updates to FortiOS through our FortiCare support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used routing protocols as well as address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include Virtual Domain (“VDOM”), capabilities and traffic queuing and shaping, enabling administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like payment card industry data security standard ("PCI DSS"). FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement and congestion management.

Our FortiOS incorporates the following core security and networking technologies, including firewall, VPN, application control, anti-malware, intrusion prevention, Web filtering, vulnerability management, anti-spam, wireless controller, and WAN acceleration.

We also incorporate additional technologies within FortiGate appliances that differentiate our DCFW/UTM/NGFW solution, including data leakage protection (DLP), traffic optimization, SSL inspection, threat vulnerability management, and wireless controller technology.

Products

Our core product offerings consist of our FortiGate product family, along with our FortiManager central management and FortiAnalyzer central logging and reporting product families, both of which are typically purchased to complement a large FortiGate deployment.

FortiGate

Our flagship FortiGate physical and virtual appliances offer a broad set of security and networking functions, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, anti-spam and WAN acceleration. All FortiGate models are based on our proprietary operating system, FortiOS, and substantially all FortiGate physical appliances include our proprietary FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate platforms can be centrally managed through both embedded Web-based and command line interfaces, as well as through FortiManager which provides central management architecture for thousands of FortiGate physical and virtual appliances.

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

Each FortiGate model runs our FortiOS operating system, and substantially all FortiGate physical appliances include our FortiASICs. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -100 series models are designed for perimeter protection for small- to mid-sized businesses. The FortiGate-200 through -800 series models are designed for perimeter deployment in mid-sized to large enterprise networks. And, the FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks.

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

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team uses automated processes to identify emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers through our FortiGuard global distribution network. Our

FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically for a one-year term, to obtain coverage and access to regular updates for application control, antivirus, intrusion prevention, Web filtering, and anti-spam functions for our FortiGate products; antivirus, Web filtering and anti-spam functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiScan products, database functions for our FortiDB appliance, web functions for our FortiWeb appliances, and advanced threat protection for our FortiSandbox products. We provide FortiGuard services 24 hours a day, seven days a week.

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

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises and service providers—and across a variety of industries including telecommunications, government, financial services, retail, education, technology, healthcare and manufacturing. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. Since our inception through December 31, 2013, we have shipped over 1,400,000 appliances via more than 20,000 channel partners to more than 184,000 end-customers worldwide, including a majority of the 2013 Fortune Global 100. For additional information regarding our sales by customer location, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2011, no single customer or distributor accounted for 10% or more of total revenue. During fiscal 2012 and fiscal 2013, one distributor, Exclusive Networks Group, accounted for 11% and 12% of total revenue, respectively.

Sales and Marketing

We primarily sell our products and services directly to distributors that sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. As of December 31, 2013, our distribution channel program had more than 20,000 channel partners worldwide. We work with many of the world’s leading technology distributors, including Arrow Electronics, Inc., Ingram Micro Inc. and Tech Data Corporation.

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

For information regarding the geographical disbursement of our long-lived assets, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2013, our research and development organization had headcount of 702 people predominantly in Canada, the United States (“U.S.”) and China. Our research and development expense was $102.7 million in fiscal 2013, $81.1 million in fiscal 2012 and $63.6 million in fiscal 2011.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2013, we had 130 issued U.S. patents, 21 issued Chinese patents, 4 issued Taiwanese patents and 1 issued Japanese patent, which expire at various dates between 2019 and 2031, and 105 patent applications pending for examination in the United States, and 7 patent applications pending for examination in China. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Third parties have in the past asserted, and may in the future assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers, distributors and certain resellers against claims that our products infringe the intellectual property of third parties.

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

•size and financial stability of operations; and

•breadth of product line.

Our competitors include networking companies such as Cisco Systems, Inc. (“Cisco”) and Juniper Networks, Inc. (“Juniper”), security vendors such as Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel), Sourcefire, Inc. (“Sourcefire”) (acquired by Cisco), Stonesoft Corporation (“Stonesoft”) (acquired by McAfee), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), BlueCoat Systems, Inc. ("BlueCoat"), FireEye, Inc. and Palo Alto Networks, Inc. (“Palo Alto Networks”), and other point solution security vendors.

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

Environment

Our business and operations are subject to environmental laws and regulations in various jurisdictions around the world including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. We seek to operate our business in compliance with such laws. We are currently subject to laws relating to the materials and content of our products and certain requirements relating to product take back and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our international operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. To date, our compliance costs relating to environmental regulations have not had a material impact on our business, results of operations or financial condition.

Employees

As of December 31, 2013, our total headcount was 2,308 people including contractors. We had 702 in research and development, 870 in sales and marketing, 540 in services and support, 49 in manufacturing operations, and 147 in a general and administrative capacity. As of December 31, 2013, our headcount was 595 people in the United States, 726 in Canada, 208 in China, 119 in France, and 660 in other countries.

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

ITEM 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and investors may lose some or all of their investment.

Risks Related to Our Business

Our quarterly operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and services;

•	the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter;

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

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, weak economic conditions in certain geographies, or a reduction in information technology spending regardless of macro-economic conditions, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or little to no growth.

Our billings and revenue growth may slow or may not continue.

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies, or if we fail for any reason to continue to capitalize on growth opportunities. For example, we experienced lower than expected billings during the first quarter of 2013 due to a number of factors, including decreased sales in the service provider market and slower sales in Latin America, and Europe, Middle East and Africa (“EMEA”). Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expectations, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from subscription and support services which may decline, and because we recognize revenue from subscription and support services over the term of the relevant service period, downturns or upturns in sales of subscription and support services are not immediately reflected in full in our operating results.

Our subscription and support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal subscription and support services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, in the event significant customers require payment terms for subscription or support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact subscription and support revenue. Furthermore, we recognize subscription and support services revenue monthly over the term of the relevant service period, which is typically from one to three years, but in some instances has been as long as five years. As a result, much of the subscription and support services revenue we report each quarter is the recognition of deferred revenue from subscription and support services contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support services is not reflected in full in our statements of operations until future periods. Our subscription and support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales and sales-related arrangements that may result in disruption in the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or the forecasted results and result in restatements of financial statements and irregularities in financial statements;

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, terrorism, hostilities, war, or natural disasters;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Sourcefire, Inc. (“Sourcefire”) (acquired by Cisco), Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Blue Coat Systems, Inc. ("Blue Coat"), FireEye, Inc., Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), Juniper Networks, Inc. (“Juniper”), and Stonesoft Corporation (“Stonesoft”) (acquired by McAfee) that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Large enterprises, service providers and governmental entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and governmental entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Finally, enterprises, service providers and governmental entities typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-founder and Chief Executive Officer and Michael Xie, our Co-founder, President and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. For example, our prior Chief Financial Officer and Chief Operating Officer departed in December 2013. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel: the San Francisco Bay Area, Vancouver, Canada and Beijing, China. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 36% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We are moving our U.S. headquarters at the end of February, which move could cause system and other disruption. We are also in the planning stages for a new enterprise resource planning system and when the new system is implemented, such change may cause disruption and additional cost. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, goodwill and other long-lived assets, investments, and accounting for income taxes.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday (using UMC’s foundry), “K-Micro (using TSMC’s foundry) and Renesas (using UMC’s foundry) manufacture our ASICs on a purchase order basis, and UMC and TSMC do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or could try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals that originated in the Democratic Republic of Congo or an adjoining country, known as “conflict minerals,” are contained within our products.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure requirements for public companies using conflict minerals in their products. Under these rules, we are required to perform due diligence, disclose and report our efforts to prevent the sourcing of such conflict minerals. Our first conflict minerals report is due by May 31, 2014. As a result of these new rules, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals that may be used in our products.  Moreover, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

A majority of our operating expenses is incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

We are subject to governmental export and import controls that could subject us to liability, restriction on sales, and/or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the U.S. only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, for orders placed by partners as stocking orders for example, we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on an exemption for lead in network infrastructure equipment. It is possible this exemption will be revoked in the near future. If this exemption is revoked, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board (“FASB”) standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. For example, the California Franchise Tax Board is examining our tax returns for 2010 and 2011. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

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

Unless we continue to develop better market awareness of our company and our products and to improve lead generation, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. We have historically had relatively low spending on certain marketing activities, and, if our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco and Juniper, security vendors such as Check Point, McAfee (acquired by Intel), Sourcefire (acquired by Cisco), Stonesoft (acquired by McAfee), SonicWALL (acquired by Dell), Blue Coat, FireEye, and Palo Alto Networks, and other point solution security vendors.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, McAfee's acquisition of Stonesoft, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2013 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2013, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2014 or future periods. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in fiscal 2013, the closing price of our common stock ranged from $16.53 to $25.00.

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
ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

In March 2014, we expect to move to our new corporate headquarters located at 899 Kifer Road, Sunnyvale, California, where we own approximately 164,000 square feet of office and building space and approximately ten acres of developable land to accommodate anticipated future growth. Our lease for 1090 Kifer Road, Sunnyvale, California, which is our current corporate headquarters, expires in March 2014.

Internationally, we lease approximately 14,000 square feet of data center space and a total of approximately 72,000 square feet of office space in two buildings in Burnaby, Canada under various leases that expire in July 2015 and July 2020, respectively, approximately 24,000 square feet and 26,000 square feet of office space in Ottawa, Canada under a lease that expires in February 2015 and June 2018, respectively, approximately 19,000 square feet of office space in Sophia, France under a lease that expires in December 2017, and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2015. We also lease sales and support offices in Australia, Austria, Belgium, Egypt, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Russia, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom. We believe that our existing properties are sufficient and suitable for the conduct of our business.

ITEM 3.     Legal Proceedings

In June 2012, we received a letter from SRI International (“SRI”) claiming that we infringed certain SRI patents. We settled this matter in December 2013.

We do not currently have any other litigation matters that we expect to have a material adverse effect on our business.

We are subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. We believe that the possibility that any of these claims, complaints or legal proceedings will result in a material loss is remote. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4.     Mine Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Global Select Market under the symbol “FTNT.” The following table sets forth, for the time periods indicated, the high and low closing sales price of our common stock, as reported on The NASDAQ Global Select Market.

	2013		2012
	High ($)	Low ($)	High ($)	Low ($)
Fourth Quarter	21.98	16.76	24.80	17.81
Third Quarter	21.43	17.28	27.68	20.93
Second Quarter	22.98	16.53	28.44	20.41
First Quarter	25.00	19.06	27.83	19.90

Holders of Record

As of February 18, 2014, there were 80 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison from November 18, 2009 through December 31, 2013, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	November 2009	December 2009	December 2010	December 2011	December 2012	December 2013
Fortinet, Inc.	$100	$106	$195	$263	$253	$230
NASDAQ Composite	$100	$106	$124	$121	$141	$195
NASDAQ Computer	$100	$107	$127	$127	$143	$188

_______________________
* $100 invested on November 18, 2009 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 6, 2013, our board of directors authorized a Share Repurchase Program (“the Program”), to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In December 2013, we repurchased 2.1 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $38.9 million. The timing and amounts of these purchases were based on market conditions and other factors, including price, and regulatory requirements. The share repurchases were financed by available cash balances. As of December 31, 2013, $161.1 million remained available for future share repurchases under the Program.

The following table provides information with respect to the shares of common stock we repurchased in December 2013 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2013	2,131,128	$18.28	2,131,128	$161,051

ITEM 6.     Selected Financial Data

The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not indicative of our future results of operations.

	Fiscal Year
	2013	2012	2011	2010	2009
	($ amounts in 000’s, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	615,297	533,639	433,576	324,696	252,115
Operating income	72,090	100,475	88,904	55,341	25,334
Net income	44,273	66,836	62,492	41,245	60,179
Net income per share :
Basic	0.27	0.42	0.41	0.29	0.97
Diluted	0.26	0.40	0.38	0.26	0.39
Weighted-average shares outstanding:
Basic	162,435	158,074	152,581	140,726	52,668
Diluted	168,183	166,329	163,781	156,406	130,438

	As of Fiscal Year End
	2013	2012	2011	2010	2009
	($ amounts in 000’s)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	843,045	739,586	538,687	387,460	260,314
Total assets	1,168,464	975,497	734,747	545,422	387,213
Total stockholders’ equity	585,760	510,934	358,354	232,454	142,452

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of certain acquisitions, asset purchases and strategic investments;

•	expected impact of sales of certain products;

•	the significance of stock-based compensation as an expense;

•	the proportion of our revenue that consists of our product and service revenues, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	expanding our reach into new high growth verticals and emerging markets and continuing to sell to large enterprises and service providers;

•	our ability to meet increasing customer expectations about the quality and functionality of our products;

•	trends in revenue, costs of revenue, and gross margin;

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

Business Overview

We provide high performance network security solutions, which enable broad, integrated and high performance protection against dynamic security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Since inception through December 31, 2013, we had shipped over 1,400,000 appliances via more than 20,000 channel partners to more than 184,000 end-customers worldwide, including a majority of the 2013 Fortune Global 100.

Our core DCFW/UTM/NGFW product line of FortiGate physical and virtual appliances ships with a set of security and networking capabilities, including firewall, VPN, application control, antivirus, intrusion prevention, Web filtering, vulnerability management, anti-spam, wireless controller, and WAN acceleration functionality. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20, designed for small businesses, to the FortiGate-5000 series for large enterprises, telecommunications carriers, and service providers. Our DCFW/UTM/NGFW solution also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, antivirus, Web filtering, vulnerability management and anti-spam functionality included in our appliances. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as messaging, Web application firewalls, databases, protection against denial of service attacks (DDoS) and endpoint security for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represent less than 10% of our total revenue. During fiscal 2013, we expanded and enhanced our FortiGate DCFW/UTM/NGFW and FortiAP secure wireless access product lines. We also introduced software-based virtual appliances for many of our FortiGate and FortiManager product lines, which help secure the end-customer’s cloud-based network infrastructures with the same functionality as the traditional physical appliance in their respective product lines.

In fiscal 2013, we completed certain acquisitions as part of our strategy to expand our product offerings, around load balancing solutions and add patents to our patent portfolio.

Financial Highlights

•
We recorded total revenue of $615.3 million in fiscal 2013. This represents an increase of 15% in fiscal 2013, compared to fiscal 2012. Revenue in fiscal 2013 and fiscal 2012 included $2.8 million and $3.7 million, respectively, from the sales of previously-acquired patents. Product revenue was $278.0 million, an increase of 12% in fiscal 2013, compared to fiscal 2012. Services revenue was $329.7 million in fiscal 2013, an increase of 20% in fiscal 2013, compared to fiscal 2012.

•	Cash, cash equivalents and investments were $843.0 million as of December 31, 2013, an increase of $103.5 million from December 31, 2012.

•	Deferred revenue was $432.6 million as of December 31, 2013, an increase of $69.4 million from December 31, 2012.

•	We generated cash flows from operating activities of $147.4 million in fiscal 2013, a decrease of 20% compared to fiscal 2012.

•
In December 2013, our board of directors authorized a Share Repurchase Program (“the Program”), which authorizes us to repurchase up to $200.0 million of our outstanding common stock. In fiscal 2013, we repurchased 2.1 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $38.9 million.

We continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology advantage and resulted in market share gains, as evidenced by the recent introduction of several noteworthy new FortiGate appliance models, including new FortiGate entry-level appliances, such as the FG-60D and FG-90D with its WIFI counterparts and FG-100D; the FG-200D and FG-800C mid-range appliance; and the FG-3600C and FG-5001C for large enterprises and service providers. During fiscal 2013, we also made a significant investment in sales and marketing to increase brand awareness and grow our global sales force and distribution channels to expand our global presence both geographically and by industry segment. As a result, we experienced increased deal volumes driven by traction in enterprise data center deployments and large enterprise deals, with particular strength in the retail, financial and telecommunication sectors.

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

Sales of FortiGate products have generally been balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with some degree of variability from year to year and between quarters over the three-year period ended December 31, 2013. The percentage of our FortiGate related billings from the entry-level category increased from 32% in fiscal 2012 to 38% in fiscal 2013, while the mid-range category decreased from 33% in fiscal 2012 to 29% in fiscal 2013 and the high-end category decreased from 35% to 34%.

In fiscal 2013, operating expenses increased by 27% compared to fiscal 2012. The increase was primarily driven by our accelerated pace of hiring to support our growth as we continued to invest in expanding our sales coverage, developing new products and scaling our customer support organization to meet the needs of our growing customer base. This resulted in revenue per employee, defined as annual revenue divided by average headcount, of $286,000, down from $303,000 for fiscal 2012.

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

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. Our total deferred revenue increased by $69.4 million from $363.2 million as of December 31, 2012 to $432.6 million as of December 31, 2013. Revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations is a useful metric that management identifies as billings. Billings for services drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically represented a majority of the revenue that we recognize in a typical quarter. We ended fiscal 2013 with $843.0 million in cash, cash equivalents and investments and have had positive cash flow from operations every fiscal year since 2005. We discuss revenue, gross margin, and the components of operating income and margin below under “—Components of Operating Results,” and we discuss our cash, cash equivalents, and investments under “—Liquidity and Capital Resources.” Deferred revenue and cash flow from operations are discussed immediately below the following table.

	Fiscal Year or as of Fiscal Year End
	2013	2012	2011
	($ amounts in 000’s)
Revenue	615,297	533,639	433,576
Gross margin	71%	72%	74%
Operating income (1)	72,090	100,475	88,904
Operating margin	12%	19%	21%
Total deferred revenue	432,628	363,185	294,833
Increase in total deferred revenue	69,443	68,352	42,202
Cash, cash equivalents and investments	843,045	739,586	538,687
Cash provided by operating activities	147,384	183,866	132,842
Free cash flow (2)	133,507	161,783	135,218
___________________
(1) Includes:
Stock-based compensation expense	44,471	30,690	19,015
Amortization expense of certain intangible assets	1,551	826	394
Impairment charges related to certain intangible assets	469	—	—
Patent settlement income	1,912	1,912	1,911

(2) Free cash flow is defined as net cash provided by operating activities less capital expenditures.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations. The following table reflects the calculation of billings as discussed in the paragraph above. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Billings:
Revenue	615,297	533,639	433,576
Increase in deferred revenue	69,443	68,352	42,202
Less deferred revenue balance acquired in business combination	(550)	—	—
Total billings (Non-GAAP)	684,190	601,991	475,778

Cash flow from operations and free cash flow. We monitor cash flow from operations as a measure of our overall business performance. Our cash flow from operations is driven in large part by payments for both new and renewal contracts for subscription and support services. Monitoring cash flow from operations and free cash flow enables us to analyze our financial performance excluding the non-cash effects of certain items such as depreciation, amortization and stock-based compensation expenses, thereby allowing us to better understand and manage the cash needs of our business. Free cash flow, an alternative non-GAAP financial measure of liquidity, is defined as net cash provided by operating activities less capital expenditures. For a discussion of the limitations of non-GAAP financial measures, see “—Other Non-GAAP Financial Measures” below.

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Free Cash Flow:
Net cash provided by operating activities	147,384	183,866	132,842
Less purchases of property and equipment	(13,877)	(22,083)	(3,624)
Free cash flow (Non-GAAP)	133,507	161,783	129,218

Other Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP, including billings and free cash flow discussed above as well as non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP operating expenses, and non-GAAP net income. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

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

These non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus the nearest GAAP equivalent of these financial measures. First, these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense, amortization expense and impairment charges related to certain intangible assets, offset by patent settlement income. Prior period amounts have been adjusted to conform to current period presentation. Stock-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ overall compensation. Second, the expenses that we exclude in our calculation of these non-GAAP financial measures may differ from the expenses, if any, that our peer companies may exclude when they report their results of operations. We compensate for these limitations by providing the nearest GAAP equivalents of these non-GAAP financial measures and describing these GAAP equivalents in the section entitled “—Results of Operations” below.

Non-GAAP gross margin is gross margin as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense and impairment charges related to certain intangible assets, all of which are non-cash charges. Non-GAAP operating income is operating income, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense and impairment charges related to certain intangible assets, and the income we received from a patent settlement. Non-GAAP operating margin is non-GAAP operating income divided by revenue. The following tables reconcile GAAP gross margin, operating income, and operating margin to non-GAAP gross margin, non-GAAP operating income, and non-GAAP operating margin for fiscal 2013, 2012 and 2011.

	Fiscal Year
	2013		2012		2011
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Total revenue	615,297		533,639		433,576

Gross and Non-GAAP gross profit and margin
GAAP gross profit and margin	434,654	71	386,219	72	319,978	74
Stock-based compensation expense	5,224	1	4,069	1	1,973	—
Amortization expense of certain intangible assets	1,551	—	826	—	394	—
Impairment charges related to certain intangible assets	469	—	—	—	—	—
Non-GAAP gross profit and margin	441,898	72	391,114	73	322,345	74

Gross and Non-GAAP operating income and margin
GAAP operating income and margin	72,090	12	100,475	19	88,904	21
Stock-based compensation expense:
Cost of revenue	5,224	1	4,069	1	1,973	—
Research and development	13,271	2	9,226	1	4,691	1
Sales and marketing	19,526	3	12,793	2	9,325	3
General and administrative	6,450	1	4,602	1	3,026	—
Total stock-based compensation expense	44,471	7	30,690	5	19,015	4
Amortization expense of certain intangible assets	1,551	—	826	—	394	—
Impairment charges related to certain intangible assets	469	—	—	—	—	—
Patent settlement income	(1,912)	—	(1,912)	—	(1,911)	(1)
Non-GAAP operating income and margin	116,669	19	130,079	24	106,402	24

Non-GAAP operating expenses represent operating expenses, as reported on our consolidated statements of operations, excluding the impact of stock-based compensation expense and the income from a patent settlement. The following tables reconcile GAAP operating expenses to non-GAAP operating expenses for fiscal 2013, 2012 and 2011.

	Fiscal Year
	2013		2012		2011
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating Expenses:
Research and development expenses:
GAAP research and development expenses	102,660	17	81,078	15	63,577	15
Stock-based compensation expense	(13,271)	(2)	(9,226)	(1)	(4,691)	(1)
Non-GAAP research and development expenses	89,389	15	71,852	14	58,886	14
Sales and marketing expenses:
GAAP sales and marketing expenses	224,991	36	179,155	33	145,532	34
Stock-based compensation expense	(19,526)	(3)	(12,793)	(2)	(9,325)	(3)
Non-GAAP sales and marketing expenses	205,465	33	166,362	31	136,207	31
General and administrative expenses:
GAAP general and administrative expenses	34,913	6	25,511	5	21,965	4
Stock-based compensation expense	(6,450)	(1)	(4,602)	(1)	(3,026)	—
Patent settlement income	1,912	—	1,912	—	1,911	1
Non-GAAP general and administrative expenses	30,375	5	22,821	4	20,850	5
Total operating expenses:
GAAP operating expenses	362,564	59	285,744	53	231,074	53
Stock-based compensation expense	(39,247)	(6)	(26,621)	(4)	(17,042)	(4)
Patent settlement income	1,912	—	1,912	—	1,911	1
Non-GAAP operating expenses	325,229	53	261,035	49	215,943	50

Non-GAAP net income represents net income, as reported in our consolidated statements of operations, excluding the impact of stock-based compensation expense, amortization expense and impairment charges related to certain intangible assets, and income from a patent settlement. The following tables reconcile GAAP net income as reported on our consolidated statements of operations to non-GAAP net income for fiscal 2013, 2012 and 2011.

	Fiscal Year
	2013	2012	2011
	($ and share amounts in 000’s, except per share amounts)
Net Income:
GAAP net income	44,273	66,836	62,492
Stock-based compensation expense (1)	44,471	30,690	19,015
Amortization expense of certain intangible assets (1)	1,551	826	394
Impairment charges related to certain intangible assets (1)	469	—	—
Patent settlement income (2)	(1,912)	(1,912)	(1,911)
Provision for income taxes (3)	31,668	38,160	29,581
Non-GAAP income before provision for income taxes	120,520	134,600	109,571
Non-GAAP provision for income tax (4)	(39,772)	(45,764)	(36,158)
Non-GAAP net income	80,748	88,836	73,413
Non-GAAP net income per share—diluted	0.48	0.53	0.45
Shares used in per share calculation—diluted	168,183	166,329	163,781
____________________

(1)
Stock-based compensation expense, amortization expense and impairment charges related to certain intangible assets are added back to GAAP net income to reconcile to non-GAAP income before provision for income taxes. Prior period amounts have been adjusted to conform to current period presentation.

(2)	The patent settlement income is excluded from GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(3)	Provision for income taxes is our GAAP tax provision that is added back to GAAP net income to reconcile to non-GAAP income before provision for income taxes.

(4)	We used non-GAAP effective tax rates of 33%, 34%, and 33%, which could differ from the GAAP tax rates, to calculate non-GAAP net income for fiscal 2013, 2012, and 2011, respectively.

Components of Operating Results

Revenue

We derive our revenue from sales of our products and subscription and support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, FortiVoice, FortiBridge, FortiDDoS, FortiDNS, FortiSandbox, FortiADC, and FortiAuthenticator appliances, and our FortiClient and virtual domain, or VDOM, software. For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights, limited rights of return, as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at relatively comparable levels or decline modestly over time, as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

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

•
Ratable and other revenue. Ratable and other revenue is generated from sales of our products and services in cases where the fair value of the services being provided cannot be separated from the value of the entire sale. In these cases, the value of the entire sale is deferred and recognized ratably over the service performance period. See “—Critical Accounting Policies and Estimates—Revenue Recognition.” In fiscal 2013 and 2012, this category included a $2.8 million and $3.7 million sale of previously-acquired patents, respectively. In fiscal 2013 and 2012, ratable and other revenue represented 1% and 2% of total revenue, respectively. Over time, excluding the impact of any patent sales, we expect this category to continue to decline due to the current revenue recognition rules, which allow us to use best estimate of selling price (“BESP”) in our allocation of arrangement consideration when vendor-specific objective evidence (“VSOE”) is not available.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party manufacturing costs. Our cost of product revenue also includes product testing costs, write-offs for excess and obsolete inventory, royalty payments, amortization and any impairment of applicable acquired intangible assets, warranty costs, shipping and allocated facilities costs, stock-based compensation expense, and personnel costs associated with logistics and quality control. Personnel costs include stock-based compensation and cash-based personnel costs such as salaries, benefits and bonuses.

•
Cost of services revenue. Cost of services revenue is primarily comprised of cash-based personnel costs associated with our FortiGuard Labs team and our technical support, professional services and training teams, as well as depreciation, supplies, data center, data communications, facility-related costs and stock-based compensation expense. We expect our cost of services revenue will increase slightly as a percentage of revenue as we continue to invest in subscription and support services to meet the needs of our growing customer base and service levels expected by our enterprise customers.

•	Cost of ratable and other revenue. Cost of ratable and other revenue is comprised primarily of deferred product costs and services-related costs.

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, product costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain at levels comparable or slightly lower to that achieved in fiscal 2013.

Services revenue has historically increased as a percentage of total revenue since inception, and this trend has had a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. During fiscal 2013 service margins decreased slightly from fiscal 2012 as we made the decision to invest in support services infrastructure that will allow us to both expand our base of enterprise customers and to support future growth and higher service levels to our existing enterprise customers.

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

The income tax provision for fiscal 2013 was comprised primarily of domestic income taxes, foreign income taxes and withholding taxes. Our effective tax rate approximates the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits (when applicable), withholding tax, nondeductible stock-based compensation expense, foreign income subject to lower tax than the U.S., and adjustments related to intercompany transfer pricing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, goodwill and other long-lived assets and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Revenue Recognition

We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. We record revenue from our hardware appliances in accordance with general revenue recognition accounting guidance.

Our product revenue also includes software products that may operate on the hardware appliances, but are not considered essential to the functionality of the hardware and are subject to the industry-specific software revenue recognition guidance. Certain of our software, when sold with our appliances, is considered essential to the functionality of the appliances and, as a result, is accounted for as non-software deliverables. However, this same software, if sold separately, is accounted for under industry-specific software revenue recognition guidance.

When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on a selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price ("BESP") for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately, which is generally unavailable.

For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price estimate. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

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

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Professional service revenue is recognized upon delivery or completion of performance.

•
Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. In the event payment terms differ from our standard business practices, the sales price is deemed to be not fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met. In the event the sales price is subject to refund or adjustment, the sales price is deemed to be not fixed or determinable and revenue is recognized when the refund or adjustment privileges expire provided the remaining criteria for revenue recognition have been met.

•	Collectibility is reasonably assured. We assess collectibility based primarily on creditworthiness as determined by credit checks and analysis, as well as payment history.

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights, limited rights of return as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Employee Stock Purchase Plan. We estimate the fair value of the rights to acquire stock under our employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model and is amortized over the requisite service period using the straight-line method. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares.

Restricted Stock Units. We account for the fair value of restricted stock units (“RSUs”) awarded to employees and members of our board of directors using the closing market price of our common stock on the date of grant. RSUs are payable in shares of our common stock as the periodic vesting requirements are satisfied. RSUs generally vest over a four-year period if the employees, non-employees, or directors, as applicable, remain with us for the duration of the vesting period. For all RSUs, we recognize expense over the requisite service period using the straight-line method.

Performance Stock Units. Performance Stock Units (“PSUs”) are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

Valuation of Inventory

Inventory is recorded at the lower of average cost or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

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

We account for uncertain tax positions in accordance with GAAP, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Consolidated Statement of Operations Data:
Revenue:
Product	278,046	248,948	197,408
Services	329,723	274,043	220,268
Ratable and other revenue	7,528	10,648	15,900
Total revenue	615,297	533,639	433,576
Cost of revenue
Product	114,611	93,971	73,201
Services	64,123	50,682	35,486
Ratable and other revenue	1,909	2,767	4,911
Total cost of revenues	180,643	147,420	113,598
Gross profit:
Product	163,435	154,977	124,207
Services	265,600	223,361	184,782
Ratable and other revenue	5,619	7,881	10,989
Total gross profit	434,654	386,219	319,978
Operating expenses:
Research and development	102,660	81,078	63,577
Sales and marketing	224,991	179,155	145,532
General and administrative	34,913	25,511	21,965
Total operating expenses	362,564	285,744	231,074
Operating income	72,090	100,475	88,904
Interest income	5,306	5,006	3,523
Other expense, net	(1,455)	(485)	(354)
Income before income taxes	75,941	104,996	92,073
Provision for income taxes	31,668	38,160	29,581
Net income	44,273	66,836	62,492

	Fiscal Year
	2013	2012	2011
	(as % of total revenue)
Revenue:
Product	45	47	45
Services	54	51	51
Ratable and other revenue	1	2	4
Total revenue	100	100	100
Total cost of revenue	29	28	26
Total gross profit	71	72	74
Operating expenses:
Research and development	17	15	15
Sales and marketing	36	33	34
General and administrative	6	5	4
Total operating expenses	59	53	53
Operating income	12	19	21
Interest income	—	1	1
Other expense, net	—	—	—
Income before income taxes	12	20	22
Provision for income taxes	5	7	7
Net income	7	13	15

Fiscal Years 2013 and 2012

Revenue

	Fiscal Year
	2013		2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Change	% Change
	($ amounts in 000’s)
Revenue:
Product	278,046	45	248,948	47	29,098	12
Services	329,723	54	274,043	51	55,680	20
Ratable and other revenue	7,528	1	10,648	2	(3,120)	(29)
Total revenue	615,297	100	533,639	100	81,658	15
Revenue by geography:
Americas	252,786	41	217,056	41	35,730	16
Europe, Middle East and Africa (“EMEA”)	208,979	34	184,175	35	24,804	13
Asia Pacific and Japan (“APAC”)	153,532	25	132,408	24	21,124	16
Total revenue	615,297	100	533,639	100	81,658	15

Total revenue increased by $81.7 million, or 15%, in fiscal 2013 compared to fiscal 2012. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. The growth in EMEA was slightly lower due to a slowdown in the macroeconomic environment in that area. Product revenue increased by $29.1 million, or 12%, compared to fiscal 2012. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories from our entry-level and mid-range products for smaller enterprises and branch deployments to our high-end products for large enterprise and service provider customers. Services revenue increased by $55.7 million, or 20%, in fiscal 2013 compared to fiscal 2012 due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. The decrease in ratable and other revenue of $3.1 million was primarily due to the continuing decline in amortization of ratable revenue. Ratable and other revenue for fiscal 2013 included a $2.8 million sale of previously-acquired patents, as compared to a $3.7 million sale of previously-acquired patents in fiscal 2012.

Cost of revenue and gross margin

	Fiscal Year
	2013	2012	Change	% Change
	($ amounts in 000’s)
Cost of revenue:
Product	114,611	93,971	20,640	22
Services	64,123	50,682	13,441	27
Ratable and other revenue	1,909	2,767	(858)	(31)
Total cost of revenue	180,643	147,420	33,223	23
Gross margin (%):
Product	58.8	62.3	(3.5)
Services	80.6	81.5	(0.9)
Ratable and other revenue	74.6	74.0	0.6
Total gross margin	70.6	72.4	(1.8)

Total gross margin decreased by 1.8 percentage points in fiscal 2013 compared to fiscal 2012, as both product and services gross margins declined. Product gross margin decreased by 3.5 percentage points in fiscal 2013 compared to fiscal 2012 primarily due to a slightly higher mix of sales of entry-level products, particularly several high-volume distributed enterprise, retail and education deals sold in the fourth quarter of fiscal 2013. We also experienced the impact from higher costs related to warranty-related costs which increased by $2.5 million, freight costs which increased by $1.5 million, occupancy-related costs which increased by $1.1 million and higher excess inventory write-offs of $0.7 million. Services gross margin decreased by 0.9 percentage points during fiscal 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services revenue increased by $13.4 million primarily due to a $9.9 million increase in cash-based personnel costs related to headcount increases, a $1.1 million increase in stock-based compensation expense, and a $2.4 million increase in depreciation and other expenses.

Operating expenses

	Fiscal Year				Change	% Change
	2013		2012
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Operating expenses:
Research and development	102,660	17	81,078	15	21,582	27
Sales and marketing	224,991	36	179,155	33	45,836	26
General and administrative	34,913	6	25,511	5	9,402	37
Total operating expenses	362,564	59	285,744	53	76,820	27

Research and development

Research and development expense increased by $21.6 million, or 27%, in fiscal 2013 compared to fiscal 2012 primarily due to an increase of $11.7 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $4.0 million, product development expenses, such as third-party testing and prototypes, of $2.0 million, acquisition-related costs of $1.9 million, and depreciation and other expenses of $2.1 million. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of revenue to remain at comparable levels in fiscal 2014.

Sales and marketing

Sales and marketing expense increased by $45.8 million, or 26%, in fiscal 2013 compared to fiscal 2012, primarily due to an increase of $25.6 million in cash-based personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, we incurred increases in stock-based compensation expense of $6.7 million, marketing-related expenses of $5.4 million, travel expenses of $3.9 million, depreciation expenses of $2.1 million, and other expenses of $2.1 million. As a percentage of revenue, sales and marketing expenses increased as we accelerated the investment in our sales force during fiscal 2013 to support future growth. We intend to continue to make investments in our sales resources and infrastructure, which are critical to support sustainable growth and expect sales and marketing expense as a percentage of revenue to increase in fiscal 2014.

General and administrative

General and administrative expense increased by $9.4 million, or 37%, in fiscal 2013 compared to fiscal 2012. Cash-based personnel costs increased by $3.4 million and stock-based compensation expense increased by $1.8 million as we continued to increase our headcount in order to support our expanding business. In addition, we incurred an additional $3.9 million of legal and accounting fees and $0.3 million in higher depreciation. We expect general and administrative expense as a percentage of revenue to remain at comparable levels in fiscal 2014.

Interest income and other expense, net

	Fiscal Year
	2013	2012	Change	% Change
	($ amounts in 000’s)
Interest income	5,306	5,006	300	6
Other expense, net	(1,455)	(485)	(970)	200

The $0.3 million increase in interest income in fiscal 2013 compared to fiscal 2012 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense, net, for fiscal 2013 when compared to fiscal 2012, was the result of higher foreign exchange losses.

Provision for income taxes

	Fiscal Year		Change	% Change
	2013	2012
	($ amounts in 000’s)
Provision for income taxes	31,668	38,160	(6,492)	(17)
Effective tax rate (%)	42	36	6	—

Our effective tax rate was 42% for fiscal 2013, compared with an effective tax rate of 36% for fiscal 2012. The provision for income taxes for fiscal 2013 was comprised primarily of federal, state and foreign income taxes as well as the inclusion of stock option benefits and cost allocations, which affected the transfer pricing calculations among the U.S. and some of our foreign subsidiaries. The increase in the effective tax rate for fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in profits subject to U.S. tax, a decrease in stock option benefits, and their corresponding impact on the transfer pricing calculations among the U.S. and some of our foreign subsidiaries

During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit was recorded in the first quarter of fiscal 2013, which was the period of enactment.

Beginning with fiscal 2013, we operate under a tax incentive agreement in Singapore, which is effective through December 31, 2023, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds. We did not realize any tax savings from the Singapore tax incentives in fiscal 2013 because of net tax losses in that jurisdiction.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013, we had accrued approximately $1.0 million for estimated interest related to uncertain tax provisions compared to an accrual of $1.5 million as of December 31, 2012.

The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could impact our future effective tax rate.

Fiscal Years 2012 and 2011

Revenue

	Fiscal Year				Change	% Change
	2012		2011
	Amount ($)	% of Revenue	Amount ($)	% of Revenue
	($ amounts in 000’s)
Revenue:
Product	248,948	47	197,408	45	51,540	26
Services	274,043	51	220,268	51	53,775	24
Ratable and other revenue	10,648	2	15,900	4	(5,252)	(33)
Total revenue	533,639	100	433,576	100	100,063	23
Revenue by Geography:
Americas	217,056	41	172,494	40	44,562	26
EMEA	184,175	35	152,385	35	31,790	21
APAC	132,408	24	108,697	25	23,711	22
Total revenue	533,639	100	433,576	100	100,063	23

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

Cost of revenue and gross margin

	Fiscal Year		Change	% Change
	2012	2011
	($ amounts in 000’s)
Cost of revenue:
Product	93,971	73,201	20,770	28
Services	50,682	35,486	15,196	43
Ratable and other revenue	2,767	4,911	(2,144)	(44)
Total cost of revenue	147,420	113,598	33,822	30
Gross margin (%):
Product	62.3	62.9	(0.6)
Services	81.5	83.9	(2.4)
Ratable and other revenue	74.0	69.1	4.9
Total gross margin	72.4	73.8	(1.4)

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

Research and development expense

Research and development expense increased by $17.5 million, or 28%, in fiscal 2012 compared to fiscal 2011 primarily due to an increase of $9.3 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $4.5 million, product development expenses of $1.2 million, depreciation expense of $0.9 million, supplies expense of $0.6 million, occupancy-related costs of $0.4 million, and other expenses of $0.5 million. The increase in research and development expense was partially offset by a 2% year-over-year increase in the U.S. dollar exchange rate against the CAD, as a majority of our research and development personnel are located in Canada.

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

Interest income and other expense, net

	Fiscal Year		Change	% Change
	2012	2011
	($ amounts in 000’s)
Interest income	5,006	3,523	1,483	42
Other expense, net	(485)	(354)	(131)	37

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

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013
	($ amounts in 000’s, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	53,204	61,692	63,027	71,025	57,950	66,525	69,687	83,884
Services	62,138	65,412	69,782	76,711	75,896	79,668	83,883	90,276
Ratable and other revenue (1)	1,905	1,858	3,459	3,426	1,974	1,235	1,129	3,190
Total revenue	117,247	128,962	136,268	151,162	135,820	147,428	154,699	177,350
Cost of revenue:
Product (2)(3)	19,067	23,935	23,995	26,974	22,958	26,948	27,126	37,579
Services (2)	11,213	12,467	13,166	13,836	15,574	16,259	16,374	15,916
Ratable and other revenue	763	725	647	632	596	501	430	382
Total cost of revenue	31,043	37,127	37,808	41,442	39,128	43,708	43,930	53,877
Total gross profit	86,204	91,835	98,460	109,720	96,692	103,720	110,769	123,473
Operating expenses:
Research and development (2)	19,667	20,388	20,498	20,525	23,334	25,158	26,421	27,747
Sales and marketing (2)	42,036	44,259	44,743	48,117	49,976	55,997	56,687	62,331
General and administrative (2)(4)	5,786	6,238	7,449	6,038	7,991	8,788	9,382	8,752
Total operating expenses	67,489	70,885	72,690	74,680	81,301	89,943	92,490	98,830
Operating income (5)	18,715	20,950	25,770	35,040	15,391	13,777	18,279	24,643
Interest income	1,085	1,203	1,318	1,400	1,369	1,337	1,282	1,318
Other (expense) income, net	(71)	73	(317)	(170)	215	(100)	(1,151)	(419)
Income before income taxes	19,729	22,226	26,771	36,270	16,975	15,014	18,410	25,542
Provision for income taxes	5,556	8,276	9,565	14,763	4,726	6,035	7,381	13,526
Net income (5)	14,173	13,950	17,206	21,507	12,249	8,979	11,029	12,016
Net income per share attributable to common stockholders:
Basic	0.09	0.09	0.11	0.13	0.08	0.06	0.07	0.07
Diluted	0.09	0.08	0.10	0.13	0.07	0.05	0.07	0.07
__________________________

(1)
Ratable and other revenue included the sales of previously-acquired patents of $1.8 million, $1.9 million, $0.6 million, and $2.2 million for the three months ended September 30, 2012, December 31, 2012, March 31, 2013, and December 31, 2013, respectively.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013
	($ amounts in 000’s)
Cost of product revenue	64	88	85	96	90	96	91	106
Cost of services revenue	745	941	1,018	1,032	1,020	1,226	1,297	1,298
Research and development	1,957	2,292	2,525	2,452	2,766	3,291	3,548	3,666
Sales and marketing	3,443	3,475	3,879	1,996	4,118	4,594	5,215	5,599
General and administrative	1,037	1,056	1,323	1,186	1,305	1,500	1,627	2,018
Total stock-based compensation expense	7,246	7,852	8,830	6,762	9,299	10,707	11,778	12,687

_______________________________________________

(3)	Includes amortization expense and impairment charges related to certain intangible assets as follows:

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013
	($ amounts in 000’s)
Amortization expense of certain intangible assets	148	226	226	226	266	354	423	508
Impairment charges related to certain intangible assets	—	—	—	—	—	—	—	469
Total amortization expense and impairment charges related to certain intangible assets	148	226	226	226	266	354	423	977

_______________________________________________

(4)	Includes quarterly patent settlement income of $0.5 million.

(5)
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

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect seasonality in the sale of our products, subscriptions and services. In general, a pattern of increased customer buying at year-end has positively impacted sales activity in the fourth quarter. In the first quarter we generally experience lower sequential billings and product revenues, which results in lower revenue. In the third quarter, we generally experience lower revenue in Europe compared to the second quarter due to reduced economic activity in Europe during the summer months, but this may not always be the case. Similarly, our operating income has been affected by these historical trends because operating expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of a quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past eight quarters has increased sequentially in each quarter except the first quarter of fiscal 2013 which was down due to the seasonality referenced above and macro-economic challenges experienced in Europe. Product revenue in all of the quarters of fiscal 2013 was higher as compared to the same periods in fiscal 2012, which we believe was due in part to the investments made in our sales organization and continued product innovation.

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services. Product gross margins were lower in each quarter of fiscal 2013 compared to the same quarter of fiscal 2012 due to a higher mix of sales of entry-level products. Product gross margin varies based on the types of products sold and the average selling prices of our products. Services gross margins were lower in the first three quarters of fiscal 2013 compared to the same periods of fiscal 2012 as we made investments in our support organizations at a rate slightly greater than the increase in services revenue.

Liquidity and Capital Resources

	December 31
	2013	2012	2011
	($ amounts in 000’s)
Cash and cash equivalents	115,873	122,975	71,990
Investments	727,172	616,611	466,697
Total cash, cash equivalents and investments	843,045	739,586	538,687
Working capital	322,485	249,970	256,706

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Cash provided by operating activities	147,384	183,866	132,842
Cash used in investing activities	(146,734)	(182,711)	(166,826)
Cash (used in) provided by financing activities	(6,423)	50,156	39,797
Effect of exchange rates on cash and cash equivalents	(1,329)	(326)	(682)
Net (decrease) increase in cash and cash equivalents	(7,102)	50,985	5,131

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures and investments in strategic relationships that we have made or may make in the future. We expect to spend approximately $15.0 million related to the improvement of our new corporate headquarters in fiscal 2014. Additionally, our liquidity may be impacted, if we were to repurchase additional shares of our common stock under our Share Repurchase Program. As of December 31, 2013, $161.1 million remains available for future share repurchases under this program, which will be financed through our available working capital.

As of December 31, 2013, our cash, cash equivalents, and investments of $843.0 million were held for working-capital purposes and were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency debt securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return.

As of December 31, 2013, $88.9 million of our cash and investments was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Net income	44,273	66,836	62,492
Adjustments for non-cash charges (1)	69,153	44,028	18,712
Net income before non-cash charges	113,426	110,864	81,204
Increase in deferred revenue	68,871	68,292	42,177
Increase in income taxes payable	22,522	28,265	35,964
Increase in accounts payable and accrued liabilities, net	12,139	1,262	8,566
Increase in accrued payroll and compensation	6,013	4,599	4,773
Decrease in other assets	1,243	2,470	227
Increase in inventory	(35,093)	(11,303)	(6,034)
Increase in accounts receivable—net	(22,080)	(12,120)	(23,246)
Increase in deferred tax assets	(18,750)	(9,254)	(7,874)
(Increase) decrease in prepaid expenses and other current assets	(907)	791	(2,915)
Net cash provided by operating activities	147,384	183,866	132,842
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

Operating Activities

In fiscal 2013, operating activities provided $147.4 million in cash as a result of our billings growth, profitability, and the ability to successfully manage our working capital. Net income was $44.3 million, increased by non-cash adjustments of $69.2 million and sources of cash of $110.8 million partially offset by uses of cash of $76.8 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $43.9 million, amortization of investment premiums of $11.6 million, depreciation and amortization of $15.6 million, and other non-cash items, net, of $1.0 million, partially offset by an excess tax benefit from employee stock option plans of $3.0 million. Sources of cash were related to a $68.9 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized as income, a $22.5 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $6.0 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $1.2 million decrease in other assets, a $12.1 million increase in accounts payable and accrued liabilities related to timing of payments. Uses of cash were related to a $22.1 million increase in accounts receivable due to the overall growth of our business, a $35.1 million increase in inventory due to investing in adequate levels of inventory to reduce the risk of product stockouts to support new product releases combined with the overall growth in the business, a $18.8 million increase in deferred tax assets, and a $0.9 million increase in prepaid expenses and other current assets.

In fiscal 2012, operating activities provided $183.9 million in cash as a result of our billings growth, profitability, and the ability to successfully manage our working capital. Net income was $66.8 million, increased by non-cash adjustments of $44.0 million and sources of cash of $105.7 million partially offset by uses of cash of $32.7 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $30.7 million, amortization of investment premiums of $13.0 million, depreciation and amortization of $11.6 million, and other non-cash items, net, of $0.9 million, partially offset by an excess tax benefit from employee stock option plans of $12.1 million. Sources of cash were related to a $68.3 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $28.3 million increase in income tax payable, due to our continued profitability and timing of tax payments, a $4.6 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, a $2.5 million decrease in other assets, a $1.3 million increase in accounts payable and accrued liabilities related to timing of payments, and a $0.8 million decrease in prepaid expenses and other current assets. Uses of cash were related to a $12.1 million increase in accounts receivable due to the overall growth of our business and stronger collections experience, a $11.3 million increase in inventory primarily to support new product releases combined with the overall growth of our business, and a $9.3 million increase in deferred tax assets.

In fiscal 2011, operating activities provided $132.8 million in cash as a result of our strong performance primarily driven by billings growth, profitability, and the ability to successfully manage our working capital. Net income was $62.5 million, increased by non-cash adjustments of $18.7 million and sources of cash of $91.5 million partially offset by uses of cash of $39.8 million from changes in operating assets and liabilities. Non-cash adjustments consist of stock-based compensation expense of $19.0 million, amortization of investment premiums of $12.5 million, and depreciation and amortization of $7.0 million, partially offset by an excess tax benefit from employee stock option plans of $19.8 million. Sources of cash were related to a $42.2 million increase in deferred revenue which was attributable primarily to increased sales of our subscription and support services, which have yet to be recognized in income, a $36.0 million increase in income tax payable, due to our continued profitability and timing of tax payments, an $8.6 million increase in accrued liabilities and accounts payable related to timing of payments, a $4.7 million increase in accrued payroll and compensation primarily related to increased headcount and employer taxes related to the exercise of stock options, and a $0.2 million decrease in other assets. Uses of cash were related to a $23.2 million increase in accounts receivable due to the overall growth of our business, a $7.9 million increase in deferred tax assets, a $6.0 million increase in inventory primarily to support new product releases combined with the overall growth of our business, and a $2.9 million increase in prepaid expenses and current other assets.

Investing Activities

In fiscal 2013, our investing activities consisted primarily of purchases and sales of investments, and to a much lesser extent, capital expenditures. The $146.7 million of cash used by investing activities was due to net purchases of investments of $125.2 million, purchases of property and equipment of $13.9 million and acquisitions for $7.6 million.

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

Financing Activities

In fiscal 2013, our financing activities resulted in net cash used of $6.4 million as a result of our repurchase and retirement of $33.5 million of common stock and our net-share settlement of equity awards of $1.5 million. This was offset by receiving proceeds of $12.9 million and $12.7 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $3.0 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ amounts in 000’s)
Operating leases (1)	31,905	8,759	15,291	6,230	1,625
Purchase commitments (2)	37,794	37,794	—	—	—
Other contracts (3)	9,946	9,632	264	50	—
Total	79,645	56,185	15,555	6,280	1,625

________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. No tax liabilities related to uncertain tax positions have been included in the table. As of December 31, 2013, we had $30.2 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2013, 2012 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Adopted Accounting Pronouncements

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in fiscal 2013, 2012 and 2011 would have resulted in a decrease in our interest income by $0.5 million, $0.5 million, and $0.4 million, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (CAD). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions, and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations. We recognized an expense of $1.5 million in other expense, net, in fiscal 2013 due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the Euro (EUR), British pound (GBP), and Japanese yen (JPY) could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $1.7 million change in the value of our foreign currency cash accounts as of December 31, 2013.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012, and 2011

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (“Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2014

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,873	$122,975
Short-term investments	375,497	290,719
Accounts receivable, net of allowance for doubtful accounts and sales returns of $4,605 and $2,382 as of December 31, 2013 and 2012, respectively	130,471	107,642
Inventory	48,672	21,060
Deferred tax assets	50,980	13,663
Prepaid expenses and other current assets	14,053	13,215
Total current assets	735,546	569,274
PROPERTY AND EQUIPMENT—Net	36,652	25,638
DEFERRED TAX ASSETS—Non-current	30,058	48,525
LONG-TERM INVESTMENTS	351,675	325,892
GOODWILL	2,872	—
OTHER INTANGIBLE ASSETS—Net	6,841	2,117
OTHER ASSETS	4,820	4,051
TOTAL ASSETS	$1,168,464	$975,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,599	$20,816
Accrued liabilities	27,380	18,481
Accrued payroll and compensation	34,997	28,957
Income taxes payable	21,421	3,782
Deferred revenue	293,664	247,268
Total current liabilities	413,061	319,304
DEFERRED REVENUE—Non-current	138,964	115,917
INCOME TAXES PAYABLE—Non-current	30,208	28,778
OTHER LIABILITIES	471	564
Total liabilities	582,704	464,563
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 161,535 and 161,757 shares issued and 161,535 and 160,348 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	161	162
Additional paid-in capital	462,644	400,075
Treasury stock	—	(2,995)
Accumulated other comprehensive income	1,092	3,091
Retained earnings	121,863	110,601
Total stockholders’ equity	585,760	510,934
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,168,464	$975,497
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2013	2012	2011
REVENUE:
Product	$278,046	$248,948	$197,408
Services	329,723	274,043	220,268
Ratable and other revenue	7,528	10,648	15,900
Total revenue	615,297	533,639	433,576
COST OF REVENUE:
Product	114,611	93,971	73,201
Services	64,123	50,682	35,486
Ratable and other revenue	1,909	2,767	4,911
Total cost of revenue	180,643	147,420	113,598
GROSS PROFIT:
Product	163,435	154,977	124,207
Services	265,600	223,361	184,782
Ratable and other revenue	5,619	7,881	10,989
Total gross profit	434,654	386,219	319,978
OPERATING EXPENSES:
Research and development	102,660	81,078	63,577
Sales and marketing	224,991	179,155	145,532
General and administrative	34,913	25,511	21,965
Total operating expenses	362,564	285,744	231,074
OPERATING INCOME	72,090	100,475	88,904
INTEREST INCOME	5,306	5,006	3,523
OTHER EXPENSE—Net	(1,455)	(485)	(354)
INCOME BEFORE INCOME TAXES	75,941	104,996	92,073
PROVISION FOR INCOME TAXES	31,668	38,160	29,581
NET INCOME	$44,273	$66,836	$62,492
Net income per share attributable to common stockholders (Note 8):
Basic	$0.27	$0.42	$0.41
Diluted	$0.26	$0.40	$0.38
Weighted-average shares outstanding:
Basic	162,435	158,074	152,581
Diluted	168,183	166,329	163,781
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2013	2012	2011
Net income	$44,273	$66,836	$62,492
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(1,617)	524	(553)
Unrealized (losses) gains on investments	(587)	3,331	(1,702)
Unrealized losses on cash flow hedges	—	—	(74)
Tax benefit (provision) related to items of other comprehensive income or loss	205	(1,166)	550
Other comprehensive (loss) income, net of tax	(1,999)	2,689	(1,779)
Comprehensive income	$42,274	$69,525	$60,713

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
`

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2010	150,172	150	(1,409)	(2,995)	251,844	2,181	(18,727)	232,453
Exercise of stock options	6,229	6	—	—	19,962	—	—	19,968
Stock-based compensation expense	—	—	—	—	19,015	—	—	19,015
Income tax benefit associated with stock-based compensation	—	—	—	—	26,205	—	—	26,205
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(1,153)	—	(1,153)
Net unrealized loss on derivatives qualifying as cash flow hedges						(74)		(74)
Net change in cumulative translation adjustments	—	—	—	—	—	(552)	—	(552)
Net income	—	—	—	—	—	—	62,492	62,492
BALANCE—December 31, 2011	156,401	156	(1,409)	(2,995)	317,026	402	43,765	358,354
Issuance of common stock upon exercise of stock options	4,779	5	—	—	27,178	—	—	27,183
Issuance of common stock in connection with employee stock purchase plan	577	1	—	—	10,903	—	—	10,904
Stock-based compensation expense	—	—	—	—	30,690	—	—	30,690
Income tax benefit associated with stock-based compensation	—	—	—	—	14,278	—	—	14,278
Net unrealized gain on investments - net of taxes	—	—	—	—	—	2,165	—	2,165
Net change in cumulative translation adjustments	—	—	—	—	—	524	—	524
Net income	—	—	—	—	—	—	66,836	66,836
BALANCE—December 31, 2012	161,757	$162	(1,409)	$(2,995)	$400,075	$3,091	$110,601	$510,934
Issuance of common stock upon exercise of stock options	2,488	2	—	—	12,886	—	—	12,888
Issuance of common stock in connection with employee stock purchase plan	672	1	—	—	12,695	—	—	12,696
Issuance of common stock upon vesting of restricted stock units	228	—	—	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	(70)	—	—	—	(1,452)	—	—	(1,452)
Repurchase and retirement of common stock	(3,540)	(4)	1,409	2,995	(8,929)	—	(33,011)	(38,949)
Stock-based compensation expense	—	—	—	—	43,909	—	—	43,909
Income tax benefit associated with stock-based compensation	—	—	—	—	3,460	—	—	3,460
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(382)	—	(382)
Net change in cumulative translation adjustments	—	—	—	—	—	(1,617)	—	(1,617)
Net income	—	—	—	—	—	—	44,273	44,273
BALANCE—December 31, 2013	161,535	$161	—	$—	$462,644	$1,092	$121,863	$585,760
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,273	$66,836	$62,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,623	11,564	6,989
Amortization of investment premiums	11,634	12,962	12,515
Stock-based compensation expense	43,909	30,690	19,015
Excess tax benefit from stock-based compensation	(2,974)	(12,069)	(19,829)
Other non-cash items, net	961	881	22
Changes in operating assets and liabilities:
Accounts receivable—net	(22,080)	(12,120)	(23,246)
Inventory	(35,093)	(11,303)	(6,034)
Deferred tax assets	(18,750)	(9,254)	(7,874)
Prepaid expenses and other current assets	(907)	791	(2,915)
Other assets	1,243	2,470	227
Accounts payable	10,485	961	6,801
Accrued liabilities	1,654	301	1,765
Accrued payroll and compensation	6,013	4,599	4,773
Deferred revenue	68,871	68,292	42,177
Income taxes payable	22,522	28,265	35,964
Net cash provided by operating activities	147,384	183,866	132,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(552,778)	(601,087)	(516,906)
Sales of investments	57,897	26,268	44,503
Maturities of investments	369,659	415,440	311,824
Purchase of property and equipment	(13,877)	(22,083)	(3,624)
Payments made in connection with acquisitions, net of cash acquired	(7,635)	(1,249)	(2,623)
Net cash used in investing activities	(146,734)	(182,711)	(166,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,584	38,087	19,968
Taxes paid related to net share settlement of equity awards	(1,452)	—	—
Excess tax benefit from stock-based compensation	2,974	12,069	19,829
Repurchase and retirement of common stock	(33,529)	—	—
Net cash (used in) provided by financing activities	(6,423)	50,156	39,797
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,329)	(326)	(682)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,102)	50,985	5,131
CASH AND CASH EQUIVALENTS—Beginning of year	122,975	71,990	66,859
CASH AND CASH EQUIVALENTS—End of year	$115,873	$122,975	$71,990
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes, net	$25,445	$17,088	$(305)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$4,253	$398	$440
Liability incurred in connection with business acquisition	$100	$201	$—
Liability incurred for repurchase of common stock	$5,420	$—	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances and UTM network security solutions to enterprises, service providers and governmental entities worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, application control, anti-malware, intrusion prevention, web filtering, vulnerability management, anti-spam and WAN acceleration.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation.

During the third quarter of fiscal 2013, we recorded an out-of-period adjustment of $3.0 million to correct the presentation on our consolidated balance sheets relating to our repurchase of 1,409,264 shares during fiscal 2009. This reclassification adjustment resulted in a decrease to the outstanding treasury stock balance and a corresponding decrease to additional paid-in capital. We believe the impact of the correction is not material to the current or prior fiscal periods. The shares that we repurchased in fiscal 2009 were retired immediately after repurchase. There was no outstanding treasury stock balance as of December 31, 2013.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, inventory valuation, warranty reserve, goodwill and other long-lived assets, investments, stock-based compensation, the accounting for income taxes related to deferred tax asset balances and reserves, and the accounting for business combinations. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, the timing and success of new product and service introductions by us or our competitors, price and sales competition and our ability to adapt to changing market conditions and dynamics such as changes in end-customer, distributor or reseller requirements or market needs, changes in expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for UTM products and services in general, seasonality, failure of our channel partners to perform or other disruption in our channel, the quality of our products and services and the market perception of our response to new viruses or security breaches, general economic conditions, challenges in doing business outside of the United States, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors, product obsolescence, and our ability to attract and retain qualified employees.

We rely solely on suppliers and independent contract manufacturers for certain of our components and one third-party logistics company for distribution of certain of our products, which is located outside of U.S. The inability of any of these parties to fulfill our supply and logistics requirements could negatively impact our future operating results.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. We maintain our cash, cash equivalents, and investments in fixed income securities with major financial institutions, which our management assesses to be of high credit quality, in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Credit risk with respect to accounts receivable in general is diversified due to the number of different entities comprising our customer base and their location throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain reserves for estimated potential credit losses.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, one distributor, Exclusive Networks Group accounted for 13% of total accounts receivable. As of December 31, 2012, no single customer accounted for more than 10% of total accounts receivable.

During fiscal 2013 and fiscal 2012, one distributor, Exclusive Networks Group accounted for 12% and 11% of total revenue, respectively. During fiscal 2011, no single customer or distributor accounted for more than 10% of total revenue.

Financial Instruments and Fair Value—We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, accrued liabilities, and accrued payroll and compensation.

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments, and unrealized gains and losses on cash flow hedges are included in comprehensive income.

Foreign Currency Translation and Transaction Gains and Losses—Assets and liabilities of foreign subsidiaries with non-U.S. dollar functional currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates and expenses are translated using average exchange rates during the period. The resulting foreign translation adjustments are included in the consolidated balance sheets in the stockholders' equity section as a component of accumulated other comprehensive income (loss) and are included in the consolidated statements of comprehensive income. Foreign currency transaction losses of $1.5 million, $0.5 million and $0.4 million, are included in other expense, net for fiscal 2013, 2012 and 2011, respectively.

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

Other Investments—Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in Other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations.

Inventory—Inventory is recorded at the lower of average cost or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. Certain inventories are held at consignment locations. This

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consigned inventory was $4.3 million as of December 31, 2013, of which $4.1 million is raw materials and $0.2 million is finished goods and $2.3 million as of December 31, 2012, of which $2.1 million is raw materials and $0.2 million is finished goods. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs, which could have an adverse impact on our gross margins and profitability.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	2 years
Evaluation units	1 year
Computer software	1 year
Computer equipment and tooling	2 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or lease term

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Certain purchased intangible assets were measured at fair value resulting in an impairment charge of $0.5 million, which is recorded as Cost of sales in the consolidated statements of operations during fiscal 2013.

Goodwill —Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of December 31, 2013, we had one reporting unit.

In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. If we opt to perform a qualitative assessment, the factors we may review include, but are not limited to (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events such as changes in management, strategy, customers, or litigation; (f) events affecting the reporting unit; or (g) or sustained decrease in share price. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. A quantitative assessment utilizes a two-step process. In the first step, the fair value of the reporting unit is determined, and is compared against its carrying amount, including goodwill. We consider a combination of an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of the reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting unit based on an analysis that compares the value of the reporting unit to values of other companies in similar lines of business. If the fair value of the reporting unit is less than its carrying value, then we perform the second step to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. When the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting unit exceeded the net book value as of December 31, 2013.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining the fair value of the reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, operating trends, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill for impairment between annual tests in the presence of impairment indicators.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, which range from one to six years.

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. This generally includes subscription and support services which are invoiced upfront and delivered over twelve months or longer.

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

We account for uncertain tax positions in accordance with GAAP, which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The tax effects of a position are recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Stock-Based Compensation Expense—We have elected to use the Black-Scholes option pricing model to determine the fair value of our employee stock options and ESPP. The fair value of RSUs is based on the closing market price of our common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis, net of estimated forfeitures. PSUs are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

Advertising Expense—Advertising costs are expensed when incurred and are included in operating expenses in the accompanying consolidated statements of operations. Our advertising expenses were not significant for any periods presented.

Research and Development Costs—Research and development costs are expensed as incurred.

Software Development Costs—The costs to develop software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Revenue Recognition—We derive revenue from sales of products, including appliances and software, and services, including subscription, support and other services. The majority of our products are hardware appliances containing software

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

components that function together to provide the essential functionality of the product.We record revenue from our hardware appliances in accordance with general revenue recognition accounting guidance.

Our product revenue also includes software products that may operate on the hardware appliances, but are not considered essential to the functionality of the hardware and are subject to industry-specific software revenue recognition guidance. Certain of our software, when sold with our appliances, are considered essential to their functionality and as a result are accounted for as non-software deliverables. However, this same software, if sold separately, is accounted for under industry-specific software revenue recognition guidance.

When a sales arrangement contains multiple elements, such as hardware appliances, software, customer support services, and/or professional services, we allocate revenue to each element based on a selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling (“BESP”) price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

VSOE of fair value for elements of an arrangement is based upon the normal pricing practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately which is generally unavailable.

For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price estimate. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

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

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Professional service revenue is recognized upon delivery or completion of performance.

•
Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. In the event payment terms differ from our standard business practices, the sales price is deemed to be not fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met. In the event the sales price is subject to refund or adjustment,

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the sales price is deemed to be not fixed or determinable and revenue is recognized when the refund or adjustment privileges expire provided the remaining criteria for revenue recognition have been met.

•	Collectibility is probable. We assess collectibility based primarily on creditworthiness as determined by credit checks and analysis, as well as payment history.

For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights,limited rights of return as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. Substantially all of our products have been sold in combination with services, which consist of subscriptions and/or support. Subscription services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support.

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

Shipping charges billed to customers are included in revenues and related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are expensed as incurred.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and reserves for sales returns and allowances. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The allowance for doubtful accounts was not significant as of December 31, 2013 and 2012. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the reserves for sales returns and allowances, we analyze historical experience of actual rebates and returns as well as current product return information. The reserve for sales returns was $4.6 million and $2.3 million as of December 31, 2013 and 2012, respectively.

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

Accrued warranty activities are summarized as follows ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Accrued warranty balance—beginning of the period	2,309	2,582	1,878
Warranty costs incurred	(3,444)	(2,669)	(1,778)
Provision for warranty for the year, including warranty liabilities assumed in connection with an acquisition	3,965	2,639	2,103
Changes in prior period estimates	207	(243)	379
Accrued warranty balance—end of the period	3,037	2,309	2,582

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar ("CAD"). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and JPY could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge balance sheet accounts as of December 31, 2013 was (amounts in 000’s):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2013
CAD	Buy	21,867

Currency—As of December 31, 2012
CAD	Buy	17,968

Recently Adopted Accounting Pronouncements

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENT IN PRIVATELY-HELD COMPANY

In August 2013, we invested $2.0 million in equity securities in HyTrust, a privately-held company. This investment is accounted for as a cost-basis investment, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost and is within Other assets on our consolidated balance sheet and measured at fair value on a nonrecurring basis when indicators of impairment exist. As of December 31, 2013, no events have occurred that would adversely affect the carrying value of this investment.

3. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments ($ amounts in 000’s):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	603,185	1,506	(374)	604,317
Commercial paper	69,356	7	—	69,363
Municipal bonds	38,815	48	(20)	38,843
Certificates of deposit and term deposits	12,645	3	—	12,648
U.S. government and agency securities	2,000	1	—	2,001
Total available-for-sale securities	726,001	1,565	(394)	727,172

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	529,738	1,814	(161)	531,391
Commercial paper	39,229	22	(6)	39,245
Municipal bonds	36,787	83	—	36,870
Certificates of deposit and term deposits	9,099	6	—	9,105
Total available-for-sale securities	614,853	1,925	(167)	616,611

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position ($ amounts in 000’s):

	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	182,795	(374)	500	—	183,295	(374)
Commercial paper	7,897	—	—	—	7,897	—
Municipal bonds	14,736	(20)	—	—	14,736	(20)
Total available-for-sale securities	205,428	(394)	500	—	205,928	(394)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position ($ amounts in 000’s):

	December 31, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	133,006	(156)	5,010	(5)	138,016	(161)
Commercial paper	8,464	(6)	—	—	8,464	(6)
Total available-for-sale securities	141,470	(162)	5,010	(5)	146,480	(167)

The contractual maturities of our investments are as follows ($ amounts in 000’s)

	December 31, 2013	December 31, 2012
Due within one year	375,497	290,719
Due within one to three years	351,675	325,892
Total	727,172	616,611

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other expense, net in our consolidated statements of operations.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2013.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 ($ amounts in 000’s):

	December 31, 2013				December 31, 2012
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	604,317	—	604,317	—	531,391	—	531,391	—
Commercial paper	71,363	—	71,363	—	41,994	—	41,994	—
Municipal bonds	38,843	—	38,843	—	36,870	—	36,870	—
Certificates of deposit and term deposits	12,648	—	12,648	—	9,105	—	9,105	—
Money market funds	5,724	5,724	—	—	39,871	39,871	—	—
U.S. government and agency securities	2,001	—	2,001	—	—	—	—	—
Total	734,896	5,724	729,172	—	659,231	39,871	619,360	—

Liabilities:
Contingent consideration	1,850	—	—	1,850	—	—	—	—
Total	1,850	—	—	—	—	—	—	—

Reported as:
Cash equivalents	7,724				42,620
Short-term investments	375,497				290,719
Long-term investments	351,675				325,892
Total	734,896				659,231

The fair value of contingent consideration arising from the acquisition of Coyote Point Systems (see Note 6), is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues and the percentage probability of occurrence to value the payment. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement and significant increase (decrease) in the probability of occurrence between the outcomes in isolation could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operations and finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price, with the impact of such adjustments being recorded in the earnings of that period.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013 or December 31, 2012.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2013 ($ amounts in 000’s):

	December 31, 2013
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Contingent consideration	$1,850	Probability Weighted Income Approach	Revenue (in 000's)	$7,000 - $12,000

			Probability of occurrence (%)	40%-80%

4. INVENTORY

Inventory consisted of the following ($ amounts in 000’s):

	December 31, 2013	December 31, 2012
Raw materials	4,319	2,811
Finished goods	40,093	15,905
Consigned inventory	4,260	2,344
Inventory	48,672	21,060

5. PROPERTY AND EQUIPMENT—Net
Property and equipment consisted of the following ($ amounts in 000’s):

	December 31, 2013	December 31, 2012
Land	13,895	13,895
Building and building improvements	610	610
Evaluation units	23,442	18,322
Computer equipment and software	22,442	17,176
Furniture and fixtures	1,697	1,501
Construction-in-progress	10,947	—
Leasehold improvements and tooling	5,417	5,354
Total property and equipment	78,450	56,858
Less: accumulated depreciation	(41,798)	(31,220)
Property and equipment—net	36,652	25,638

Depreciation expense was $13.9 million, $10.5 million and $7.0 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2012, we purchased certain real property, including land and buildings in Sunnyvale, California, for cash of $14.5 million, to support the growth in our business operations. Of the total cost, we allocated $13.9 million to land and $0.6 million to building and building improvements. In fiscal 2013, construction-in-progress relates to enhancements to the land and building for our new corporate headquarters.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. BUSINESS COMBINATIONS

Coyote Point Systems

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote Point Systems, Inc. (“Coyote”), a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also includes a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. Of the maximum $5.5 million in contingent earn-out payments, up to $3.5 million will be payable after eighteen months from the acquisition date, and up to $2.0 million will be payable after two years from the acquisition date. As the future earn-out payments are also contingent upon one of Coyote's former stockholder's employment during the earn-out period, the estimated fair value of these contingent obligations is being recorded as compensation expense ratably over the earn-out periods. This acquisition complements our network security strategy and allows us and our channel partners to accelerate and further deliver on our vision of providing broad security and networking functionality to customers. Furthermore, the acquisition is expected to generate synergy among certain of our existing products.

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

The following table summarizes the fair value of assets acquired and liabilities assumed ($ amounts in 000’s):

Cash and cash equivalents	206
Other current assets	501
Finite-lived intangible assets	2,800
Indefinite-lived intangible assets	2,600
Goodwill	2,872
Other assets	88
Total assets acquired	9,067
Current liabilities	1,078
Long-term liabilities	2,004
Total liabilities assumed	3,082
Total purchase price	5,985

Of the total acquired identified intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development (“IPR&D”) as of the acquisition date. Identified finite-lived intangible assets consist of developed technology and customer relationships that are being amortized as cost of revenue and sales and marketing expense, respectively, ratably on a straight-line basis, each over an estimated useful life of six years. Identified indefinite-lived intangible assets consisted of acquired IPR&D relating to existing research and development projects at the time of acquisition. The goodwill of $2.9 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired, due primarily to acquire developed and in-process technology. None of the goodwill recognized as a result of the acquisition is deductible for income tax purposes. The financial results of this acquisition were considered immaterial for purposes of pro-forma financial disclosures. During the three months ended September 30, 2013, we completed the development of technology associated with the IPR&D projects, and started amortizing this developed technology as cost of revenue ratably on a straight-line basis over an estimated useful life of 6 years.

Other Fiscal 2013 Acquisition

In September 2013, we acquired certain assets of Xtera Communications, Inc. (“Xtera”), including certain load balancing solutions and certain patents, for a total consideration of $1.8 million, of which $1.7 million was paid in cash on the

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition date and $0.1 million payment in cash is contingent upon attainment of revenue milestones. In connection with this acquisition, we acquired net tangible assets of $0.2 million, intangible assets of $1.5 million, and recognized an estimated contingent obligation of $0.1 million payable upon attainment of revenue milestones.

The results of operations of our fiscal 2013 acquisitions have been included in our consolidated statements of operations from their respective acquisition dates.

Fiscal 2012 Acquisitions

During fiscal 2012, we completed the acquisitions of two privately-held companies, XDN, Inc. (“XDN”) and IntruGuard Devices, Inc. (“IntruGuard”), together referred to as our fiscal 2012 acquisitions. Our fiscal 2012 acquisitions were completed for total cash consideration of $1.5 million which was allocated to developed technology. In fiscal 2013, we determined the net carrying value of certain developed technology was impaired and recorded an impairment charge of $0.5 million within Cost of product revenue in our consolidated statements of operations. The results of operations of our fiscal 2012 acquisitions have been included in our consolidated statements of operations from their respective acquisition dates.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

We recorded $2.9 million of goodwill based on the purchase price allocation of the acquisition of Coyote during fiscal 2013. There were no impairments to goodwill during fiscal 2013.

The following tables present other intangible assets ($ amounts in 000’s):

	December 31, 2013
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets-net:
Developed technology	4.6	8,971	2,568	6,403
Customer relationships	6.0	500	62	438
Total other intangible assets—net		9,471	2,630	6,841

	December 31, 2012
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Finite-lived other intangible assets-net:
Developed technology	3.0	3,541	1,424	2,117
Total other intangible assets—net		3,541	1,424	2,117

Amortization expense was $1.7 million, $1.0 million, and $0.4 million in fiscal 2013, 2012 and 2011, respectively. The following table summarizes estimated future amortization expense of other intangible assets with finite lives for future fiscal years ($ amounts in 000’s):

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount
Fiscal Years:
2014	1,782
2015	1,601
2016	1,287
2017	901
2018	900
Thereafter	370
Total	6,841

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, RSUs, and ESPP. Potentially dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows ($ and share amounts in 000’s, except per share amounts):

	Fiscal Year
	2013	2012	2011
Numerator:
Net income	44,273	66,836	62,492

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	162,435	158,074	152,581
Diluted shares:
Weighted-average common stock outstanding-basic	162,435	158,074	152,581
Effect of potentially dilutive securities:
Stock options	5,685	8,214	11,200
RSUs	35	—	—
ESPP	28	41	—
Weighted-average shares used to compute diluted net income per share	168,183	166,329	163,781
Net income per share:
Basic	0.27	0.42	0.41
Diluted	0.26	0.40	0.38

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in 000’s):

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2013	2012	2011
Stock options	7,397	7,183	3,893
RSUs	2,774	291	—
ESPP	419	321	122
	10,590	7,795	4,015

9. DEFERRED REVENUE

Deferred revenue consisted of the following ($ amounts in 000’s):

	December 31, 2013	December 31, 2012
Product	2,915	5,411
Services	425,266	348,548
Ratable and other revenue	4,447	9,226
Total deferred revenue	432,628	363,185
Reported As:
Current	293,664	247,268
Non-current	138,964	115,917
Total deferred revenue	432,628	363,185

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2013 ($ amounts in 000's):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease commitments	31,905	8,759	6,006	4,938	4,347	3,383	4,472
Less: Sublease rental income	1,140	720	420	—	—	—	—
Operating lease commitments, net	30,765	8,039	5,586	4,938	4,347	3,383	4,472
Purchase commitments	37,794	37,794	—	—	—	—	—
Other contract commitments	9,946	9,632	173	50	41	50	—
Total	78,505	55,465	5,759	4,988	4,388	3,433	4,472

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. The terms of certain operating leases provide for renewal options. Future minimum payments under the non-cancelable operating leases totaled $31.9 million as of December 31, 2013. Rent expense was $9.8 million, $8.7 million and $8.2 million for fiscal 2013, 2012, and 2011, respectively. Rent expense and sublease rental income are recognized using the straight-line method over the term of the lease. Sublease rental income was $0.7 million, $0.8 million, and $0.7 million in fiscal 2013, 2012, and 2011, respectively.

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2013, we had $37.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2013, we had $9.9 million in other purchase commitments.

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

In August 2009, Enhanced Security Research, LLC and Security Research Holdings LLC (collectively “ESR”), a non-practicing entity, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement by us and other defendants of two patents. The plaintiffs were claiming unspecified damages and were requesting an injunction against the alleged infringement. In June 2010, the Court granted our motion to stay pending the outcome of reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”) on both asserted patents. The PTO rejected all of the claims of the patents in the suit and ESR appealed this result to the Board of Patent Appeals and Interferences (“BPAI”). In August 2012, the BPAI completed its review of both reexamination proceedings, and, after the BPAI’s review, all claims of the asserted ESR patents remain rejected. In October 2012, ESR filed an additional appeal of the BPAI decision with the United States Court of Appeal for the Federal Circuit. That appeal is still pending. The litigation related to ESR is no longer estimated to be material to us.

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

In June 2012, we received a letter from SRI International, (“SRI”) claiming that we infringed certain SRI patents. We settled this matter in December 2013.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY

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

2009 Equity Incentive Plan—On November 17, 2009, our board of directors approved the 2009 Plan and French Sub-Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs, and PSUs or performance shares. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21,000,000 shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with fiscal 2011, in an amount equal to the lesser of (i) 7,000,000 shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by our board of directors. Under the 2009 Plan and the French Sub-Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

As of December 31, 2013, a total of 47,131,910 shares were authorized and available for issuance under the 2000 Plan, 2008 Plan and 2009 Plan.

Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The purpose of the ESPP is to provide eligible employees with the opportunity to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period at purchase prices equal to 85% of the lesser of the

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. As of December 31, 2013, 6,750,770 shares were authorized and available for issuance under the ESPP.

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes option pricing model, which employs the following assumptions.

Valuation method—We estimate the fair value of stock options granted.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method, which is calculated as the average weighted vesting period and contractual life.

Expected Volatility—The computation of expected volatility for the periods presented includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data and our weighted historical volatility following our initial public offering in November 2009.

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the common stock (or the closing bid, if no sales were reported) on the effective on the date of grant.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Fiscal Year
	2013	2012	2011
Expected term in years	4.6	4.6	4.1 – 4.6
Volatility (%)	45 – 48	46 – 52	40 – 57
Risk-free interest rate (%)	1.2	0.7 – 0.9	0.6 – 2.0
Dividend rate (%)	—	—	—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Balance—December 31, 2010	22,489	4.21
Granted	6,526	21.05
Forfeited	(1,397)	11.79
Exercised	(6,229)	3.21
Balance—December 31, 2011	21,389	9.14
Granted	3,401	26.38
Forfeited	(1,441)	19.31
Exercised	(4,778)	5.69
Balance—December 31, 2012	18,571	12.40
Granted	258	20.89
Forfeited	(820)	22.14
Exercised	(2,488)	5.18
Balance—December 31, 2013	15,521	13.18
Options vested and expected to vest—December 31, 2013	15,496	13.17	3.24	120,178
Options exercisable—December 31, 2013	12,084	10.52	2.82	118,226

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2013, for all in-the-money options. As of December 31, 2013, total compensation expense related to unvested stock options granted to employees but not yet recognized was $39.5 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.8 years.

Additional information related to our stock options is summarized below ($ amounts in 000's, except per share amounts):

	Fiscal Year
	2013	2012	2011
Weighted-average fair value per share granted	8.42	11.13	8.10
Intrinsic value of options exercised	41,484	92,323	113,590
Fair value of options vested	26,411	25,350	11,800

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2013, as follows (in 000’s, except per share amounts, exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
0.48–1.20	1,331	1.75	0.97	1,331	0.97
3.74–4.65	4,902	1.66	3.75	4,902	3.75
5.50–6.25	152	2.71	5.64	152	5.64
8.43–8.99	1,636	3.16	8.55	1,486	8.53
15.28–19.94	382	4.15	15.88	231	15.28
20.13–24.92	4,835	4.41	21.32	2,902	21.20
26.70–26.70	2,283	5.01	26.70	1,080	26.70
	15,521			12,084

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in 000’s, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share ($)
Balance—December 31, 2011	—	—
Granted	873	23.79
Forfeited	(43)	24.76
Vested	—	—
Balance—December 31, 2012	830	23.73
Granted	4,104	21.75
Forfeited	(507)	21.48
Vested	(228)	23.89
Balance—December 31, 2013	4,199	22.00
RSUs expected to vest—December 31, 2013	3,898	22.02

As of December 31, 2013, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $82.6 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.99 years.

RSUs settle into shares of common stock upon vesting. RSUs that were previously granted began vesting in fiscal 2013. Upon the vesting of the RSUs, we net-settled the RSUs and withheld a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the consolidated statements of cash flows. These net settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes for fiscal 2013 (in 000’s):

Shares withheld for taxes	70
Amount withheld for taxes ($)	1,452

Performance Stock Units

During fiscal 2013, we granted PSUs to certain of our executive officers. Based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods.

The following table summarizes the weighted-average assumptions relating to our PSUs for fiscal 2013:

Expected term in years	2.97
Volatility (%)	50.11
Risk-free interest rate (%)	0.67
Dividend rate (%)	—

We granted 180,000 PSUs during fiscal 2013 to our executive officers, of which 50,000 shares were forfeited during fiscal 2013. The PSUs had a grant date fair value of $22.06 per share, and are included in the aforementioned activity for RSUs.

As of December 31, 2013, total compensation expense related to unvested PSUs that were granted to certain of our executive officers, but not yet recognized, was $2.4 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.59 years.

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in 000’s):

December 31, 2013
Outstanding stock options and RSUs	19,720
Reserved for future stock option, RSU and other equity award grants	27,412
Reserved for future ESPP issuances	6,751
Total common stock reserved for future issuances	53,883

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Fiscal Year
	2013	2012	2011
Expected term in years	0.5	0.5	0.5
Volatility (%)	44.0	53.7	59.9
Risk-free interest rate (%)	0.12	0.12	0.07
Dividend rate (%)	—	—	—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to the ESPP is provided below (in 000's, except per share amounts):

	Fiscal Year
	2013	2012	2011
Weighted-average fair value per share granted ($)	6.11	7.06	6.56
Shares issued under the ESPP	672	577	—
Weighted-average price per share issued ($)	18.88	18.90	—

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Cost of product revenue	383	333	183
Cost of services revenue	4,841	3,736	1,790
Research and development	13,271	9,226	4,691
Sales and marketing	19,526	12,793	9,325
General and administrative	6,450	4,602	3,026
Total stock-based compensation expense	44,471	30,690	19,015

The following table summarizes stock-based compensation expense by award type ($ amounts in 000’s)

	Fiscal Year
	2013	2012	2011
Stock options	20,806	24,506	17,416
RSUs	18,968	1,714	—
ESPP	4,697	4,470	1,599
Total stock-based compensation expense	44,471	30,690	19,015

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Income tax benefit associated with stock-based compensation	8,331	5,870	3,822

Share Repurchase Program

On December 6, 2013, our Board of Directors authorized a Share Repurchase Program (“the Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In December 2013, we repurchased 2.1 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $38.9 million. The share repurchases were financed by available cash balances and cash from operations. As of December 31, 2013, $161.1 million remains available for future share repurchases under the Program.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES

Income before income taxes consisted of the following ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Domestic	83,076	95,730	85,411
Foreign	(7,135)	9,266	6,662
Total income before income taxes	75,941	104,996	92,073

The provision for income taxes consisted of the following ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Current:
Federal	43,384	43,765	34,856
State	2,490	1,992	2,785
Foreign	4,175	2,266	1,402
Total current	50,049	48,023	39,043
Deferred:
Federal	(17,149)	(9,677)	(9,326)
State	(1,232)	(186)	(136)
Foreign	—	—	—
Total deferred	(18,381)	(9,863)	(9,462)
Provision for income taxes	31,668	38,160	29,581

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows ($ amounts in 000’s):

	Fiscal Year
	2013	2012	2011
Tax at federal statutory tax rate	26,579	36,749	32,225
Stock-based compensation expense	4,571	1,570	2,222
State taxes—net of federal benefit	419	1,186	(2,457)
Domestic production activities deduction	(3,256)	(1,813)	(547)
Research and development credit	(1,650)	(144)	(887)
Foreign income taxed at different rates	6,672	(1,845)	(929)
Other	(1,667)	2,457	(46)
Total provision for income taxes	31,668	38,160	29,581

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. Due to this, our income taxes payable have been reduced by the tax benefits from employee stock plan awards. The income tax benefits for fiscal 2013, 2012, and 2011 associated with dispositions from employee stock transactions of $3.5 million, $14.3 million, and $26.2 million, respectively, were recognized as additional paid-in capital.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, we did not recognize California tax credits relating to excess tax benefits for stock-based compensation expense of $3.5 million. Unrecognized excess tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below ($ amount in 000’s):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforward	2,183	587
Deferred revenue	47,341	36,438
Nondeductible reserves and accruals	16,055	13,437
Depreciation and amortization	(465)	920
General business credit carryforward	439	1,381
Stock-based compensation expense	15,468	9,413
Other	17	12
Total deferred tax assets	81,038	62,188

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we would be able to realize the benefits of our deferred tax assets in the future.

As of December 31, 2013, we had foreign net operating loss carryforwards of $21.7 million. The foreign net operating losses carry forward indefinitely. As of December 31, 2013, we had state tax credit carryforwards of $4.2 million available to offset our future state taxes. The state credits carry forward indefinitely.

Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided on such earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. As of December 31, 2013, we have not recorded U.S. income tax on $27.5 million of foreign earnings that are deemed to be permanently reinvested overseas.

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2023, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds. We did not realize any tax savings from the Singapore tax incentives in fiscal 2013 because of net tax losses in that jurisdiction.

As of December 31, 2013, we had $29.6 million of unrecognized tax benefits, of which, if recognized, $29.2 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2013, 2012 and 2011, accrued interest and penalties were $1.0 million, $1.5 million, and $0.6 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows ($ amounts in 000’s):

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2013	2012	2011
Unrecognized tax benefits, beginning of year	27,808	19,269	12,083
Gross increases for tax positions related to the current year	4,713	7,550	9,049
Gross increases for tax positions related to the prior year	405	1,479	—
Gross decreases for tax positions related to the prior year	(3,322)	(490)	(1,863)
Unrecognized tax benefits, end of year	29,604	27,808	19,269

As of December 31, 2013, 2012 and 2011, $30.2 million, $28.8 million, and $19.1 million, respectively, of the amounts reflected above were recorded as Income taxes payable—non-current in our consolidated balance sheet.

As of December 31, 2013, there was no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. As we have net operating loss carryforwards for the state jurisdictions, the statute of limitations is open for all tax years. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2007.

During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit was recorded in the first quarter of fiscal 2013, the period of enactment. The State of California has been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. We do not expect this audit to have a significant detrimental effect on our income tax liability nor have a material impact on our results of operations.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment; however, we do not anticipate the impact of these changes to be material to our consolidated financial position, consolidated results of operations, or both.

13. EMPLOYEE BENEFIT PLAN

Tax-deferred savings plan under our 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for fiscal 2013, 2012, and 2011 were $2.1 million, $1.8 million, and $1.5 million, respectively.

14. SEGMENT INFORMATION

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment by geographic region ($ amounts in 000’s):

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
Revenue	2013	2012	2011
Americas:
United States	162,327	145,369	120,456
Other Americas	90,459	71,687	52,038
Total Americas	252,786	217,056	172,494
Europe, Middle East, and Africa ("EMEA")	208,979	184,175	152,385
Asia Pacific and Japan ("APAC")	153,532	132,408	108,697
Total revenue	615,297	533,639	433,576

Property and Equipment	December 31, 2013	December 31, 2012
Americas:
United States	29,334	18,764
Canada	4,372	4,376
Other Americas	45	87
Total Americas	33,751	23,227
EMEA	1,273	1,213
APAC	1,628	1,198
Total property and equipment—net	36,652	25,638

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for fiscal 2013 and 2012 ($ amounts in 000's):

	December 31, 2013
	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	1,950	1,755	(614)	3,091
Other comprehensive income before reclassifications	(1,617)	(573)	200	(1,990)
Amounts reclassified from accumulated other comprehensive income	—	(14)	5	(9)
Net current-period other comprehensive income	(1,617)	(587)	205	(1,999)
Ending balance	333	1,168	(409)	1,092

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	1,426	(1,576)	552	402
Other comprehensive income before reclassifications	524	3,380	(1,183)	2,721
Amounts reclassified from accumulated other comprehensive income	—	(49)	17	(32)
Net current-period other comprehensive income	524	3,331	(1,166)	2,689
Ending balance	1,950	1,755	(614)	3,091

The following table provides details about the reclassification out of accumulated other comprehensive income for fiscal 2013 and 2012 ($ amounts in 000s):

December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	(14)	Other expense, net
Tax provision related to items of other comprehensive income or loss	5	Provision for income taxes
Total reclassification for the period	(9)

December 31, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	(49)	Other expense, net
Tax provision related to items of other comprehensive income or loss	17	Provision for income taxes
Total reclassification for the period	(32)

16. SUBSEQUENT EVENT
In January 2014, we entered into an agreement with Palo Alto Networks, Inc. (“Palo Alto Networks”), whereby Palo Alto Networks paid us a lump sum payment of $20.0 million for a six year mutual covenant-not-to-sue which precludes either party from asserting claims of patent infringement against the other party. The agreement also contained a release of past claims.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2013, of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2014

ITEM 9B.     Other Information

None.
Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2013, 2012 and 2011, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year
	2013	2012	2011
	($ amounts in 000’s)
Allowance for Doubtful Accounts:
Beginning balance	115	336	303
Charged (credited) to costs and expenses, net of write-offs	(83)	(221)	33
Ending balance	32	115	336

Sales Returns Reserve:
Beginning balance	2,267	2,351	1,979
Charged (credited) to costs and expenses, net of deductions	2,306	(84)	372
Ending balance	4,573	2,267	2,351

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Andrew Del Matto, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2014
Ken Xie	(Principal Executive Officer)

/s/ Andrew Del Matto	Chief Financial Officer	February 28, 2014
Andrew Del Matto	(Principal Financial and Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 28, 2014
Michael Xie

/s/ Ming Hsieh	Director	February 28, 2014
Ming Hsieh

/s/ Chenming Hu	Director	February 28, 2014
Chenming Hu

/s/ Hong Liang Lu	Director	February 28, 2014
Hong Liang Lu

/s/ William H. Neukom	Director	February 28, 2014
William H. Neukom

/s/ Christopher B. Paisley	Director	February 28, 2014
Christopher B. Paisley

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	3.2

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	January 25, 2012	3.4

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2	Third Amended and Restated Investors Rights Agreement, dated as of February 24, 2004, between the Company and certain holders of the Company’s capital stock named therein	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	4.2

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.8†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Registration Statement on Form S-1, as amended (File No. 001-34511)	August 10, 2009	10.11

10.11†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.5

10.12†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.6

10.13†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.8

10.14†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of November 9, 2011, by and between the Company and Nancy Bush	Annual Report on Form 10-K (File No. 001-34511)	February 27, 2013	10.15

10.16†	Promotion Letter, dated September 26, 2012, by and between the Company and Nancy Bush	Quarterly Report on Form 10-Q (File No. 001-34511)	October 30, 2012	10.1

10.17†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.18†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

10.19†	Change of Control Severance Agreement, dated as of December 17, 2013, between registrant and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.3

10.20†	Separation and Release Agreement, dated as of November 26, 2013, between the Company and Ahmed Rubaie	Current Report on Form 8-K (File No. 001-34511)	November 27, 2013	99.3

10.21†	Offer Letter, dated as of April 16, 2013, between the Company and Ahmed Rubaie	Current Report on Form 8-K (File No. 001-34511)	April 19, 2013	99.1

10.22†	Change of Control Severance Agreement, dated as of April 16, 2013, between the Company and Ahmed Rubaie	Current Report on Form 8-K (File No. 001-34511)	April 19, 2013	99.1

21.1	List of subsidiaries	Annual Report on Form 10-K (File No. 001-34511)	February 27, 2013	21.1

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.INS	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.