Form 10-Q
period 2014-03-31
FORTINET INC
filed 2014-05-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from              to
Commission file number: 001-34511
______________________________________
 FORTINET, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	77-0560389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 Kifer Road Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 30, 2014, there were 163,069,548 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,968	$115,873
Short-term investments	388,083	375,497
Accounts receivable—net of allowance for doubtful accounts and sales returns of $4,467 and $4,605 as of March 31, 2014 and December 31, 2013, respectively	111,489	130,471
Inventory	43,294	48,672
Deferred tax assets	50,956	50,980
Prepaid expenses and other current assets	14,670	14,053
Total current assets	781,460	735,546
PROPERTY AND EQUIPMENT—Net	47,474	36,652
DEFERRED TAX ASSETS—Non-current	30,058	30,058
LONG-TERM INVESTMENTS	327,263	351,675
GOODWILL	2,824	2,872
OTHER INTANGIBLE ASSETS—Net	6,218	6,841
OTHER ASSETS	4,734	4,820
TOTAL ASSETS	$1,200,031	$1,168,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,603	$35,599
Accrued liabilities	25,716	27,380
Accrued payroll and compensation	35,845	34,997
Income taxes payable	—	21,421
Deferred revenue	305,702	293,664
Total current liabilities	394,866	413,061
DEFERRED REVENUE—Non-current	145,601	138,964
INCOME TAXES PAYABLE—Non-current	32,860	30,208
OTHER LIABILITIES	16,610	471
Total liabilities	589,937	582,704
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 162,981 and 161,535 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	163	161
Additional paid-in capital	486,174	462,644
Accumulated other comprehensive income	77	1,092
Retained earnings	123,680	121,863
Total stockholders’ equity	610,094	585,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,200,031	$1,168,464
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE:
Product	$76,765	$57,950
Services and other	92,184	77,870
Total revenue	168,949	135,820
COST OF REVENUE:
Product	32,139	22,958
Services and other	18,604	16,170
Total cost of revenue	50,743	39,128
GROSS PROFIT:
Product	44,626	34,992
Services and other	73,580	61,700
Total gross profit	118,206	96,692
OPERATING EXPENSES:
Research and development	29,055	23,334
Sales and marketing	67,326	49,976
General and administrative	9,010	7,991
Total operating expenses	105,391	81,301
OPERATING INCOME	12,815	15,391
INTEREST INCOME	1,333	1,369
OTHER (EXPENSE) INCOME—Net	(389)	215
INCOME BEFORE INCOME TAXES	13,759	16,975
PROVISION FOR INCOME TAXES	5,366	4,726
NET INCOME	$8,393	$12,249
Net income per share attributable to common stockholders (Note 7):
Basic	$0.05	$0.08
Diluted	$0.05	$0.07
Weighted-average shares outstanding:
Basic	162,391	161,282
Diluted	168,114	167,823
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$8,393	$12,249
Other comprehensive loss—net of taxes:
Foreign currency translation losses	(1,017)	(952)
Unrealized gains on investments	2	42
Tax provision related to items of other comprehensive income or loss	—	(15)
Other comprehensive loss—net of taxes	(1,015)	(925)
Comprehensive income	$7,378	$11,324

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,393	$12,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	3,536
Amortization of investment premiums	2,513	3,051
Stock-based compensation	12,930	9,299
Excess tax benefit from stock-based compensation	(579)	(1,453)
Other non-cash items—net	(67)	(540)
Changes in operating assets and liabilities:
Accounts receivable—net	19,119	5,747
Inventory	3,326	(4,520)
Deferred tax assets	24	(8,970)
Prepaid expenses and other current assets	(287)	(217)
Other assets	45	417
Accounts payable	(6,042)	4,957
Accrued liabilities	(170)	2
Other liabilities	16,155	(13)
Accrued payroll and compensation	1,071	(2,416)
Deferred revenue	18,469	12,677
Income taxes payable	(18,420)	4,305
Net cash provided by operating activities	60,902	38,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(120,590)	(171,506)
Sales of investments	10,920	13,823
Maturities of investments	118,641	86,018
Purchase of property and equipment	(11,318)	(1,534)
Payments made in connection with acquisitions—net of cash acquired	(17)	(5,979)
Net cash used in investing activities	(2,364)	(79,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,471	14,464
Taxes paid related to net share settlement of equity awards	(3,633)	—
Excess tax benefit from stock-based compensation	579	1,453
Repurchase and retirement of common stock	(12,305)	—
Net cash (used in) provided by financing activities	(888)	15,917
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(555)	(441)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,095	(25,591)
CASH AND CASH EQUIVALENTS—Beginning of period	115,873	122,975
CASH AND CASH EQUIVALENTS—End of period	$172,968	$97,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$22,136	$8,579
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment not yet paid	$5,844	$744
Liability incurred for repurchase of common stock	$657	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2013, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 3, 2014. In the opinion of management, all adjustments, which includes normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or for any future periods. The condensed consolidated balance sheets as of December 31, 2013 are derived from the audited consolidated financial statements for the year ended December 31, 2013.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies for the three months ended March 31, 2014. During the quarter we prospectively modified the expected term calculation used in accounting for stock-based compensation expense and the estimated useful lives of building improvements and furniture and fixtures.

Stock-Based Compensation Expense—Beginning in the first quarter of fiscal 2014, we changed the methodology of calculating the expected term, which is one of the assumptions used in determining the fair value of our employee stock options under the Black Scholes option pricing model. The expected term represents the period that our stock-based awards are estimated to be outstanding. We believe that we have sufficient historical experience for determining the expected term of the stock option award, and therefore, we calculated our expected term based on historical experience instead of using the simplified method.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	20 years
Evaluation units	1 year
Computer equipment, software and tooling	1-2 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of useful life or lease term

Effective March 2014, we moved into our new corporate headquarters. The useful life of building improvements placed into service during the three months ended March 31, 2014, in association with our new corporate headquarters is estimated to be 20 years. The useful life of furniture and fixtures now ranges from 3 to 5 years as we placed new furniture and fixtures into service at the new corporate headquarters.

Reclassification—Beginning in the first quarter of 2014, the amounts previously reported as Ratable and other revenue have been combined with the amounts previously reported as Services revenue in the Condensed Consolidated Statements of Operations. The combined amounts are being presented as Services and other revenue in the Condensed Consolidated Statements of Operations. The related Cost of revenue and Gross profit, including prior period amounts, have also been combined to conform to the current period presentation. The Ratable and other revenue amounts, including the related Cost of revenue and Gross profit amounts, are not material.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$583,341	$1,406	$(280)	$584,467
Commercial paper	74,547	4	(2)	74,549
Municipal bonds	38,207	50	(9)	38,248
Certificates of deposit and term deposits	12,331	2	—	12,333
U.S. government and agency securities	5,748	3	(2)	5,749
Total available-for-sale securities	$714,174	$1,465	$(293)	$715,346

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$603,185	$1,506	$(374)	$604,317
Commercial paper	69,356	7	—	69,363
Municipal bonds	38,815	48	(20)	38,843
Certificates of deposit and term deposits	12,645	3	—	12,648
U.S. government and agency securities	2,000	1	—	2,001
Total available-for-sale securities	$726,001	$1,565	$(394)	$727,172

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$148,132	$(257)	$13,176	$(23)	$161,308	$(280)
Commercial paper	12,094	(2)	—	—	12,094	(2)
Municipal bonds	4,776	(5)	4,028	(4)	8,804	(9)
U.S. government and agency securities	2,748	(2)	—	—	2,748	(2)
Total available-for-sale securities	$167,750	$(266)	$17,204	$(27)	$184,954	$(293)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$182,795	$(374)	$500	$—	$183,295	$(374)
Commercial paper	7,897	—	—	—	7,897	—
Municipal bonds	14,736	(20)	—	—	14,736	(20)
Total available-for-sale securities	$205,428	$(394)	$500	$—	$205,928	$(394)

The contractual maturities of our investments are as follows (in thousands):

	March 31, 2014	December 31, 2013
Due within one year	$388,083	$375,497
Due within one to three years	327,263	351,675
Total	$715,346	$727,172

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in Other (expense) income—net in our condensed consolidated statements of operations.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor it is more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2014.

Realized gains and losses from the sale of available-for-sale securities were not significant in any of the periods presented.

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2014				December 31, 2013
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$584,467	$—	$584,467	$—	$604,317	$—	$604,317	$—
Commercial paper	74,549	—	74,549	—	71,363	—	71,363	—
Municipal bonds	38,248	—	38,248	—	38,843	—	38,843	—
Certificates of deposit and term deposits	12,333	—	12,333	—	12,648	—	12,648	—
Money market funds	20,298	20,298	—	—	5,724	5,724	—	—
U.S. government and agency securities	5,749	—	5,749	—	2,001	—	2,001	—
Total	$735,644	$20,298	$715,346	$—	$734,896	$5,724	$729,172	$—

Liabilities:
Contingent consideration	$707	$—	$—	$707	$1,850	$—	$—	$1,850
Total	$707	$—	$—	$707	$1,850	$—	$—	$1,850

Reported as:
Cash equivalents	$20,298				$7,724
Short-term investments	388,083				375,497
Long-term investments	327,263				351,675
Total	$735,644				$734,896

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.

The fair value of contingent consideration arising from the acquisition of Coyote Point Systems (see Note 5), is classified within Level 3 of the fair value hierarchy since it is based on a probability-based approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues and the percentage probability of occurrence to value the payment. A significant increase (decrease) in the projected revenue in isolation could result in a significantly higher (lower) fair value measurement and significant increase (decrease) in the probability of occurrence between the outcomes in isolation could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is calculated on a quarterly basis by management based on a collaborative effort of our operations and finance and accounting groups. Potential valuation adjustments are made as additional information becomes available, including the progress toward achieving revenue targets as compared to initial projections, the impact of market competition, and changes in actual and projected product mix and average selling price. Any adjustments to the fair value of the contingent consideration are included in research and development expense in the condensed consolidated statements of operations.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2014 (in thousands except for percentage):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2014
	Fair Value	Valuation Technique	Significant Unobservable Input	Range
Contingent consideration	$707	Probability Weighted Income Approach	Revenue	$7,000 - $7,639

			Probability of occurrence (%)	20%-70%

The change in the fair value of our contingent consideration liability is as follows (in thousands):

As of December 31, 2013	$1,850
Less adjustment to fair value of contingent consideration	(1,143)
As of March 31, 2014	$707

3. INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$5,089	$4,319
Finished goods	34,555	40,093
Consigned inventory	3,650	4,260
Inventory	$43,294	$48,672

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$13,895	$13,895
Building and building improvements	19,121	610
Evaluation units	24,951	23,442
Computer equipment, software and tooling	25,151	23,556
Furniture and fixtures	3,185	1,697
Construction-in-progress	634	10,947
Leasehold improvements	4,520	4,303
Total property and equipment	91,457	78,450
Less: accumulated depreciation	(43,983)	(41,798)
Property and equipment—net	$47,474	$36,652

Beginning in the first quarter of 2014, we reclassified certain fixed assets between categories in the table above to better reflect the nature of these fixed assets. Prior period amounts have also been reclassified to conform to the current period presentation. We believe the impact of the reclassification is not material.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $3.9 million and $3.2 million during the three months ended March 31, 2014 and March 31, 2013, respectively.

5. BUSINESS COMBINATIONS

Coyote Point Systems

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote Point Systems, Inc. (“Coyote”), a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also included a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. Of the maximum $5.5 million in contingent earn-out payments, up to $3.5 million will be payable after eighteen months from the acquisition date, and up to $2.0 million will be payable after two years from the acquisition date. As the future earn-out payments are also contingent upon one of Coyote's former stockholder's employment during the earn-out period, the estimated fair value of these contingent obligations is being recorded as compensation expense ratably over the earn-out periods. This acquisition complemented our network security strategy and allowed us and our channel partners to accelerate and further deliver on our vision of providing broad security and networking functionality to customers.

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

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$206
Other current assets	501
Finite-lived intangible assets	2,800
Indefinite-lived intangible assets	2,600
Goodwill	2,824
Other assets	88
Total assets acquired	9,019
Current liabilities	1,030
Long-term liabilities	2,004
Total liabilities assumed	3,034
Total purchase price	$5,985

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

We recorded $2.8 million of goodwill from the acquisition of Coyote. There were no impairments to goodwill during the three months ended March 31, 2014.

The following tables present other intangible assets (in thousands):

	March 31, 2014
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$8,887	$3,086	$5,801
Customer relationships	500	83	417
Total other intangible assets—net	$9,387	$3,169	$6,218

	December 31, 2013
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$8,971	$2,568	$6,403
Customer relationships	500	62	438
Total other intangible assets—net	$9,471	$2,630	$6,841

Amortization expense was $0.5 million and $0.3 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net (in thousands):

Amount
Years Ending December 31:
2014 (remainder)	$1,220
2015	1,567
2016	1,261
2017	900
2018	900
Thereafter	370
Total	$6,218

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, restricted stock units (“RSUs”), and employee stock purchase plan (“ESPP”). Potentially dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income	$8,393	$12,249

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	162,391	161,282
Diluted shares:
Weighted-average common stock outstanding-basic	162,391	161,282
Effect of potentially dilutive securities:
Stock options	5,196	6,457
RSUs	484	72
ESPP	43	12
Weighted-average shares used to compute diluted net income per share	168,114	167,823
Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.07

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Stock options	5,079	6,751
RSUs	1,348	1,069
ESPP	358	331
	6,785	8,151

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Product	$3,527	$2,915
Services and other	447,776	429,713
Total deferred revenue	$451,303	$432,628
Reported As:
Current	$305,702	$293,664
Non-current	145,601	138,964
Total deferred revenue	$451,303	$432,628

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2014 (in thousands):

	Total	2014 (remainder)	2015	2016	2017	2018	Thereafter
Operating lease commitments	$31,592	$6,543	$6,547	$5,385	$4,639	$3,649	$4,829
Less: Sublease rental income	1,040	585	455	—	—	—	—
Operating lease commitments—net	30,552	5,958	6,092	5,385	4,639	3,649	4,829
Purchase commitments	38,880	38,880	—	—	—	—	—
Other contract commitments	24,182	18,502	3,914	889	877	—	—
Total	$93,614	$63,340	$10,006	$6,274	$5,516	$3,649	$4,829

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. The terms of certain operating leases provide for renewal options. Future minimum payments under the non-cancelable operating leases totaled $31.6 million as of March 31, 2014. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.7 million and $2.3 million during the three months ended March 31, 2014 and March 31, 2013, respectively.

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2014, we had $38.9 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2014, we had $24.2 million in other purchase commitments.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31, 2014	March 31, 2013
Accrued warranty balance—beginning of the period	$3,037	$2,309
Warranty costs incurred	(756)	(759)
Provision for warranty for the period, including warranty liabilities assumed in connection with an acquisition	837	674
Changes in prior period estimates	(313)	60
Accrued warranty balance—end of the period	$2,805	$2,284

Litigation—We are involved in disputes, litigation, and other legal actions. We are defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any material accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited by the terms of our contracts to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions beyond indemnification for third party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no awards under such indemnification provisions.

10. STOCKHOLDERS’ EQUITY

Our 2009 Equity Incentive Plan (the “Plan”) permits us to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares.

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

Three Months Ended
March 31, 2014
Expected term in years	4.88
Volatility	44.5%
Risk-free interest rate	1.7%
Dividend rate	—

There were no stock options granted during the three months ended March 31, 2013.

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2013	15,521	$13.18
Granted	187	21.46
Forfeited	(148)	23.16
Exercised	(1,015)	7.09
Balance—March 31, 2014	14,545	13.61
Options vested and expected to vest—March 31, 2014	14,509	$13.59	3.14	$135,393
Options exercisable—March 31, 2014	11,567	$11.20	2.72	$132,401

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2014, for all in-the-money options. As of March 31, 2014, total compensation expense related to unvested stock options granted to employees but not yet recognized was $34.2 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.70 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted-average fair value per share granted	$8.65	$—
Intrinsic value of options exercised	$15,321	$26,059
Fair value of options vested	$4,562	$11,004

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2013	4,199	$22.00
Granted	1,852	21.48
Forfeited	(100)	21.74
Vested	(516)	23.25
Balance—March 31, 2014	5,435	$21.74
RSUs expected to vest—March 31, 2014	5,120	$21.78

As of March 31, 2014, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $116.1 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.25 years.

The following summarizes the number and value of the shares withheld for employee taxes for the three months ended March 31, 2014 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Shares withheld for taxes	171	—
Amount withheld for taxes	$3,633	$—

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2014	March 31, 2013
Expected term in years	0.49	0.50
Volatility	36.9%	48%
Risk-free interest rate	0.08%	0.10%
Dividend rate	—	—

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted-average fair value per share granted	$5.76	$6.83
Shares issued under the ESPP	424	329
Weighted-average price per share issued	$17.18	$19.91

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of product revenue	$113	$90
Cost of services and other revenue	1,329	1,020
Research and development	3,882	2,766
Sales and marketing	5,746	4,118
General and administrative	1,860	1,305
Total stock-based compensation expense	$12,930	$9,299

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Stock options	$4,692	$5,486
RSUs	7,363	2,674
ESPP	875	1,139
Total stock-based compensation expense	$12,930	$9,299

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Income tax benefit associated with stock-based compensation	$3,349	$3,587

Share Repurchase Program

On December 6, 2013, our Board of Directors authorized a Share Repurchase Program (“the Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the three months ended March 31, 2014, we repurchased 0.3 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $7.5 million. The share repurchases were financed by available cash balances and cash flow from operations. As of March 31, 2014, $153.5 million remains authorized for future share repurchases under the Program.

11. INCOME TAXES

The effective tax rate was 39% for the three months ended March 31, 2014, compared to an effective tax rate of 28% for the three months ended March 31, 2013. The provision for income taxes for the periods presented is comprised of U.S. federal and state taxes, foreign income taxes, and withholding tax, as well as the inclusion of stock option benefits and cost allocations, which affected the transfer pricing calculations among the U.S. and some of our foreign subsidiaries.

As of March 31, 2014 and December 31, 2013, unrecognized tax benefits were $33.8 million and $30.2 million, respectively. The total amount of $33.2 million in unrecognized tax benefits, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014, we had accrued approximately $1.2 million for estimated interest related to uncertain tax positions.

The State of California had been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. The audit was settled during the three months ended March 31, 2014 with no significant impact to our tax position or reserves.

12. EMPLOYEE BENEFIT PLAN

Our tax-deferred savings plan, under the 401(k) Plan, allows participating employees to defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for the three months ended March 31, 2014 and March 31, 2013 were $0.6 million and $0.5 million, respectively.

13. SEGMENT INFORMATION

The following table sets forth revenue by geographic region (in thousands):

	Three Months Ended
Revenue	March 31, 2014	March 31, 2013
Americas:
United States	$44,793	$34,788
Other Americas	27,639	17,839
Total Americas	72,432	52,627
Europe, Middle East, and Africa (“EMEA”)	56,643	47,326
Asia Pacific and Japan (“APAC”)	39,874	35,867
Total revenue	$168,949	$135,820

During the three months ended March 31, 2014, Exclusive Networks Group and Ingram Micro, accounted for 14% and 10% of total revenue, respectively. During the three months ended March 31, 2013, Exclusive Networks Group accounted for 12% of total revenue.

The following table sets forth property and equipment by geographic region (in thousands):

Property and Equipment—Net	March 31, 2014	December 31, 2013
Americas:
United States	$40,146	$29,334
Canada	3,930	4,372
Other Americas	30	45
Total Americas	44,106	33,751
EMEA	1,647	1,273
APAC	1,721	1,628
Total property and equipment—net	$47,474	$36,652

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014 (in thousands):

	March 31, 2014
	Foreign Currency Translation Gains And Losses	Unrealized Gains And Losses On Investments	Tax Benefit Or Provision Related To Items Of Other Comprehensive Income Or Loss	Total
Balance as of December 31, 2013	$333	$1,168	$(409)	$1,092
Other comprehensive income before reclassifications	(1,019)	6	—	(1,013)
Amounts reclassified from accumulated other comprehensive income	—	(2)	—	(2)
Net current-period other comprehensive income	(1,019)	4	—	(1,015)
Balance as of March 31, 2014	$(686)	$1,172	$(409)	$77

The following table provides details about the reclassification out of accumulated other comprehensive income for the three months ended March 31, 2014 (in thousands):

March 31, 2014
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In The Statement Where Net Income Is Presented
Unrealized gains on investments	$(2)	Other (expense) income—net
Tax provision related to items of other comprehensive income or loss	—	Provision for income taxes
Total reclassification for the period	$(2)

15. FOREIGN CURRENCY DERIVATIVES

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other (expense) income—net in the consolidated statement of operations.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of March 31, 2014 and December 31, 2013 were (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Buy/Sell	Notional
Currency—As of March 31, 2014
CAD	Buy	$23,058

Currency—As of December 31, 2013
CAD	Buy	$21,867

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

•	continued investments in research and development to strengthen our technology leadership position and in sales and marketing and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide high performance network security solutions, which enable broad, integrated and high performance protection against advanced security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Since inception through March 31, 2014, we had shipped over 1,500,000 appliances via more than 20,000 channel partners to more than 190,000 end-customers worldwide, including a majority of the 2013 Fortune Global 100.

Our core product line, comprised of FortiGate physical and virtual appliances, ships with a set of broad security and networking capabilities, including firewall, virtual private network (VPN), application control, antivirus, intrusion prevention,

Web filtering, vulnerability management, anti-spam, wireless controller, wide area network (WAN) acceleration and native internet protocol version 6 (IPv6) support functionality. Customers select the functions or combination of functions that best meet their specific security requirements -- whether that be a high-speed data center firewall (DCFW) at the network core, a next-generation firewall (NGFW) at the edge, or a broad unified threat management (UTM) solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -800 series for mid-sized enterprises, to the FortiGate-1000 to -5000 series for large enterprises, telecommunications carriers, and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, anti-malware, Web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as protection from advanced persistent threats (APTs), messaging, Web application firewalls, databases, protection against distributed denial of service attacks (DDoS) and endpoint security for employee computers and mobile devices. Sales of these complementary products and related services represent less than 10% of our total revenue.

Financial Highlights

•
We recorded total revenue of $168.9 million during the three months ended March 31, 2014. This represents an increase of 24% during the three months ended March 31, 2014, compared to the same period last year. Product revenue was $76.8 million, an increase of 32% during the three months ended March 31, 2014, compared to the same period last year. Services and other revenue was $92.2 million during the three months ended March 31, 2014, an increase of 18%, compared to the same period last year.

•	Cash, cash equivalents and investments were $888.3 million as of March 31, 2014, an increase of $45.3 million from December 31, 2013.

•	Deferred revenue was $451.3 million as of March 31, 2014, an increase of $18.7 million from December 31, 2013.

•	We generated cash flows from operating activities of $60.9 million during the three months ended March 31, 2014, an increase of 60% compared to the same period last year.

•	We received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. during the three months ended March 31, 2014.

•	We repurchased 0.3 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $7.5 million during the three months ended March 31, 2014.

During the three months ended March 31, 2014, revenue grew as a result of our focused execution and increased investment in sales and marketing, as well as continued commitment to product development, which strengthened our technology advantage. We also continued to gain traction with several recently introduced FortiGate products, including demand for certain of our high speed, low latency next-generation enterprise data center security product.

We continue to invest in research and development to strengthen our technology leadership position, sales and marketing to expand brand awareness, and our global sales team and distribution channels to expand our global reach and sales capacity and meet increasing customer expectations about the quality and functionality of our products. We continue to focus on selling to large customers, such as enterprise and service providers. As a result, we experienced increased deal volumes driven by traction in enterprise data center deployments and large enterprise deals, with particular strength in the financial and telecommunication sectors.

Sales of FortiGate products have generally been balanced across entry-level (FortiGate-20 to -100 series), mid-range (FortiGate-200 to -800 series) and high-end (FortiGate-1000 to -5000 series) models with each product category representing approximately one-third of FortiGate sales, with some degree of variability from year to year and between quarters.

During the three months ended March 31, 2014, operating expenses increased by 30% compared to the same period last year. The increase was primarily driven by our accelerated pace of hiring to support our growth as we continued to invest in expanding our sales coverage, developing new products and scaling our customer support organization to meet the needs of our growing customer base. Headcount increased to 2,389 as of March 31, 2014 from 2,077 as of March 31, 2013.

Key Financial Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “— Results of Operations,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Three Months Ended Or As Of
	March 31, 2014	March 31, 2013
	(in thousands)
Revenue	$168,949	$135,820
Deferred revenue	$451,303	$376,414
Increase in deferred revenue	$18,675	$13,229
Billings (non-GAAP)	$187,624	$148,499
Cash, cash equivalents and investments	$888,314	$782,538
Net cash provided by operating activities	$60,902	$38,111
Free cash flow (non-GAAP)	$49,584	$36,577

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

Billings (Non-GAAP). We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations. We consider billings to be a useful metric for management and investors because billings drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically, represented a majority of the quarterly revenue that we recognize. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from other companies that report similar financial measures. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenues calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Billings:
Revenue	$168,949	$135,820
Add increase in deferred revenue	18,675	13,229
Less deferred revenue balance acquired in business combination	—	(550)
Total billings (Non-GAAP)	$187,624	$148,499

Free cash flow (Non-GAAP). Free cash flow is defined as net cash provided by operating activities less capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making acquisitions, and strengthening the balance sheet. Analysis of free cash flow facilitates comparisons of our operating results to competitors' operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures. We compensate for this limitation by providing information about our capital expenditures on the face of the cash flow statement and under “Liquidity and Capital Resources”. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$60,902	$38,111
Less purchases of property and equipment	(11,318)	(1,534)
Free cash flow (Non-GAAP)	$49,584	$36,577

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

There have been no material changes to our critical accounting policies for the three months ended March 31, 2014. During the quarter we prospectively modified the expected term calculation used in accounting for stock-based compensation expense and the estimated useful lives of building improvements and furniture and fixtures.

Stock-Based Compensation Expense—Beginning in the first quarter of fiscal 2014, we changed the methodology of calculating the expected term, which is one of the assumptions used in determining the fair value of our employee stock options under the Black Scholes option pricing model. The expected term represents the period that our stock-based awards are estimated to be outstanding. We believe that we have sufficient historical experience for determining the expected term of the stock option award, and therefore, we calculated our expected term based on historical experience instead of using the simplified method.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	20 years
Evaluation units	1 year
Computer equipment, software and tooling	1-2 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of useful life or lease term

Effective March 2014, we moved into our new corporate headquarters. The useful life of building improvements placed into service during the three months ended March 31, 2014, in association with our new corporate headquarters is estimated to be 20 years. The useful life of furniture and fixtures now ranges from 3 to 5 years as we placed new furniture and fixtures into service at the new corporate headquarters.

Reclassification—Beginning in the first quarter of 2014, the amounts previously reported as Ratable and other revenue have been combined with the amounts previously reported as Services revenue in the Condensed Consolidated Statements of Operations. The combined amounts are being presented as Services and other revenue in the Condensed Consolidated Statements of Operations. The related Cost of revenue and Gross profit, including prior period amounts, have also been combined to conform to the current period presentation. The Ratable and other revenue amounts, including the related Cost of revenue and Gross profit amounts, are not material.

Results of Operations

Revenue

	Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands except percentage)
Revenue:
Product	$76,765	45%	$57,950	43%	$18,815	32%
Services and other	92,184	55	77,870	57	14,314	18
Total revenue	$168,949	100%	$135,820	100%	$33,129	24%
Revenue by geography:
Americas	$72,432	43%	$52,627	39%	$19,805	38%
EMEA	56,643	33	47,326	35	9,317	20
APAC	39,874	24	35,867	26	4,007	11
Total revenue	$168,949	100%	$135,820	100%	$33,129	24%

Total revenue increased by $33.1 million, or 24%, in the three months ended March 31, 2014 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with Americas contributing the largest portion of our revenue growth. Product revenue increased by $18.8 million, or 32% in the three months ended March 31, 2014, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories for our entry-level products for smaller enterprises, our mid-range products for mid to large enterprises and branch deployments, and our high-end products for large enterprise and service provider customers. We also experienced strong demand for some of our more recently introduced high-end appliances.

Services and other revenue increased by $14.3 million, or 18%, in the three months ended March 31, 2014 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of subscription and support contracts sold to a larger customer base. In addition, we grew our FortiGuard subscription offerings and FortiCare support, as well as increase in our professional services revenues from existing large enterprise customers.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	% Change
	(in thousands except percentage)
Cost of revenue:
Product	$32,139	$22,958	$9,181	40%
Services and other	18,604	16,170	2,434	15
Total cost of revenue	$50,743	$39,128	$11,615	30%
Gross margin:
Product	58.1%	60.4%	(2.3)%
Services and other	79.8	79.2	0.6
Total gross margin	70.0%	71.2%	(1.2)%

Total gross margin decreased by 1.2 percentage points in the three months ended March 31, 2014 compared to the same period last year, as product gross margin declined. Product gross margin decreased by 2.3 percentage points in the three months ended March 31, 2014 compared to the same period last year as we experienced the impact from higher costs related to personnel and occupancy-related costs of $0.6 million, warranty-related costs which increased by $0.4 million, and higher excess inventory write-offs of $1.0 million. Services and other gross margin increased by 0.6 percentage points during the three months ended March 31, 2014 as our continued investments in our technical support and global threat research organizations were relatively in line with our rate of growth of services and other revenue. Cost of services and other revenue increased by $2.4 million primarily due to a $1.8 million increase in cash-based personnel costs related to headcount increases and a $0.5 million increase in travel, depreciation and other expenses.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2014		March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands except percentage)
Operating expenses:
Research and development	$29,055	17%	$23,334	17%	$5,721	25%
Sales and marketing	67,326	40	49,976	37	17,350	35
General and administrative	9,010	5	7,991	6	1,019	13
Total operating expenses	$105,391	62%	$81,301	60%	$24,090	30%

Research and development

Research and development expense increased by $5.7 million, or 25%, in the three months ended March 31, 2014 compared to the same period last year primarily due to an increase of $3.1 million in cash-based personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $1.1 million, higher product development expenses, such as third-party testing and prototypes, of $1.9 million and higher occupancy-related costs of $0.5 million. This increase in expense was partially offset by a $1.1 million reduction in estimated earn-out liabilities. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of total revenue to remain at comparable levels during the remainder of fiscal 2014.

Sales and marketing

Sales and marketing expense increased by $17.4 million, or 35%, in the three months ended March 31, 2014 compared to the same period last year, primarily due to an increase of $11.8 million in cash-based personnel costs as we continued to increase our sales headcount in order to drive continued market share gains. In addition, we incurred increases in stock-based compensation expense of $1.6 million, and increases in travel, tradeshows and other marketing-related expenses of $2.7 million. As a percentage of revenue, sales and marketing expenses increased as we are accelerating the investment in our sales force and marketing campaigns to support future growth. We intend to continue to make investments in sales and marketing, which are critical to support sustainable growth and expect sales and marketing expense as a percentage of total revenue to remain at comparable levels or increase during the remainder of fiscal 2014.

General and administrative

General and administrative expense increased by $1.0 million, or 13%, in the three months ended March 31, 2014 compared to the same period last year. Cash-based personnel costs increased by $1.1 million and stock-based compensation expense increased by $0.6 million as we continued to increase our headcount in order to support our expanding business. The increase in expense was partially offset by decrease of $0.4 million in facilities and other related costs. We expect general and administrative expense as a percentage of total revenue to remain at comparable levels during the remainder of fiscal 2014.

Interest income and other (expense) income—net

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	% Change
	(in thousands except percentage)
Interest income	$1,333	$1,369	$(36)	(3)%
Other (expense) income—net	(389)	215	(604)	(281)

Interest income was relatively flat in the three months ended March 31, 2014 compared to the same period last year due to lower interest earned, despite higher invested balances of cash, cash equivalents and investments. The change in other (expense) income—net, for the three months ended March 31, 2014 when compared to the same period last year, was the result of higher foreign exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2014	March 31, 2013
	(in thousands except percentage)
Provision for income taxes	$5,366	$4,726	$640	14%
Effective tax rate	39%	28%	11%	—%

Our effective tax rate was 39% for the three months ended March 31, 2014, compared to 28% for the same period last year. The provision for income taxes for the three months ended March 31, 2014 was comprised primarily of U.S. federal and state taxes, foreign income taxes, and withholding tax, as well as the inclusion of stock option benefits and cost allocations, which affected the transfer pricing calculations among the U.S. and some of our foreign subsidiaries. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period last year was primarily due to limitations on utilizing foreign tax credits to offset tax liability, as well as the expiration of the U.S. federal research and development credit effective December 31, 2013.The U.S. Congress has not extended the research and development tax credit.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014, we had accrued approximately $1.2 million for estimated interest related to uncertain tax positions.

The State of California had been conducting an audit of our state income tax returns for fiscal 2010 and fiscal 2011. The audit was settled during the three months ended March 31, 2014 with no significant impact to our tax position or reserves.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could impact our future effective tax rate.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$172,968	$115,873
Investments	715,346	727,172
Total cash, cash equivalents and investments	$888,314	$843,045
Working capital	$386,594	$322,485

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net cash provided by operating activities	$60,902	$38,111
Net cash used in investing activities	(2,364)	(79,178)
Net cash (used in) provided by financing activities	(888)	15,917
Effect of exchange rates on cash and cash equivalents	(555)	(441)
Net increase (decrease) in cash and cash equivalents	$57,095	$(25,591)

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures and investments in strategic relationships that we have made or may make in the future. During the three months ended March 31, 2014, we received a cash payment of $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. We expect to spend up to $15.0 million related to the improvement of our new corporate headquarters and the implementation of our enterprise resource planning system during the remainder of fiscal 2014. Additionally, our liquidity may be impacted, if we were to repurchase additional shares of our common stock under our Share Repurchase Program. As of March 31, 2014, $153.5 million remains available for future share repurchases under this program, which will be financed through our available working capital.

As of March 31, 2014, our cash, cash equivalents, and investments of $888.3 million were held for working-capital purposes and were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return.

As of March 31, 2014, $136.7 million of our cash and investments was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment, amortization of intangible assets, excess tax benefit from stock-based compensation, and amortization of investment premiums.

Our operating activities during the three months ended March 31, 2014, provided $60.9 million in cash as a result of our growth in billings, profitability, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the three months ended March 31, 2014 consisted of net income of $8.4 million increased by non-cash adjustments of $19.2 million and changes in operating assets and liabilities of $33.3 million. During the three months ended March 31, 2014, we received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payment of income taxes during the period.

Our operating activities during the three months ended March 31, 2013, provided $38.1 million in cash. The primary sources of cash from operating activities during the three months ended March 31, 2013 consisted of net income of $12.2 million increased by non-cash adjustments of $13.9 million and changes in operating assets and liabilities of $12.0 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payment for inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with acquisitions.

During the three months ended March 31, 2014, cash used was primarily due to $11.3 million for our capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $9.0 million.

During the three months ended March 31, 2013, cash used was primarily due to $71.7 million net purchases of investments, $6.0 million for acquisitions, and $1.5 million for the purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from issuance of common stock, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During the three months ended March 31, 2014, we used $12.3 million and $3.6 million of our cash to repurchase and retire our common stock and pay taxes related to withholding upon issuance of restricted stock units, respectively. This cash outflow was partially offset by proceeds of $14.5 million from the issuance of common stock under our stock plans, as well as excess tax benefit from employee stock-based compensation of $0.6 million.

During the three months ended March 31, 2013, we had positive cash flow of $15.9 million as a result of proceeds of $14.4 million, from the issuance of common stock under our stock plans and an excess tax benefit from employee stock option exercises of $1.5 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the three months ended March 31, 2014, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2014, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.     Legal Proceedings

We do not currently have any litigation matters that we expect will have a material adverse effect on our business.

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the U.S. federal government, or if we fail for any reason to continue to capitalize on growth opportunities. For example, we experienced lower than expected billings during the first quarter of 2013 due to a number of factors, including decreased sales in the service provider market and slower sales in Latin America, and Europe, Middle East and Africa (“EMEA”). Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expectations, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales or sales-related arrangements that could disrupt the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or forecasted and result in restatements of financial statements and irregularities in financial statements;

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

Product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change over time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services, any of which could have a material adverse effect on our business and results of operations.

If we are not successful in continuing to execute our strategy to increase our sales to larger end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. While we have experienced some success selling to service providers and enterprises, we have experienced less traction selling to governmental entities, such as the U.S. federal government, and there can be no assurance that we will be successful selling to these customer segments. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We are in the early planning stages for a new enterprise resource planning system and such change has already and will continue to result in additional cost and likely will cause some disruption during the system implementation process. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, goodwill and other long-lived assets, investments, accounting for income taxes, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, and the accounting for business combinations.

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

Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals that originated in the Democratic Republic of Congo or an adjoining country, known as “conflict minerals,” are contained within our products.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure requirements for public companies using conflict minerals in their products. Under these rules, we are required to perform due diligence, disclose and report our efforts to prevent the sourcing of such conflict minerals. Our first conflict minerals report is due by June 2, 2014. As a result of these new rules, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals that may be used in our products.  Moreover, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

•
tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our provision for income taxes for the period in which the settlement takes place;

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board (“FASB”) standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. For example, the California Franchise Tax Board completed an examination of our tax returns for 2010 and 2011 during the three months ended March 31, 2014. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although the California examination resulted in no significant impact to our tax position or reserves, there can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations in the future.

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

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. We have historically had relatively low spending on certain marketing activities. While we have recently been increasing our investments in sales and marketing, both in terms of additional personnel and marketing programs, it is not clear that these investments will result in significantly increased revenues. If our investments in additional sales personnel or if our marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners whom we typically indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

From time to time we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation, and sales in a material fashion. Several non-practicing patent holding companies have sent us letters proposing that we license certain of their patents, and given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, in the three months ended March 31, 2014, the closing price of our common stock ranged from $19.02 to $23.86.

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
In addition, in April 2014, we amended our bylaws to provide that certain litigation matters may only be brought against us in state or federal courts in the State of Delaware.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased in three months ended March 31, 2014 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - January 31, 2014	34,979	$19.00	34,979	$160,387
February 1 - February 28, 2014	90,000	$22.96	90,000	$158,320
March 1 - March 31, 2014	210,000	$22.91	210,000	$153,509
____________________
(1) On December 6, 2013, our Board of Directors had authorized a Share Repurchase Program (“the Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. This column discloses the number of shares purchased pursuant to the Program during the time periods indicated (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rules 10b5-1 and 10b-18 under the Exchange Act).

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2014

FORTINET, INC.

	By:	/s/ Andrew Del Matto
Ken Goldman Vice President and Chief Financial Officer		Andrew Del Matto Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________

* Filed herewith.