Form 10-Q
period 2014-06-30
FORTINET INC
filed 2014-08-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 31, 2014, there were 163,772,825 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,947	$115,873
Short-term investments	354,174	375,497
Accounts receivable—Net of allowance for doubtful accounts and sales returns of $5,005 and $4,605 as of June 30, 2014 and December 31, 2013, respectively	127,825	130,471
Inventory	46,824	48,672
Deferred tax assets	50,984	50,980
Prepaid expenses and other current assets	23,195	14,053
Total current assets	806,949	735,546
PROPERTY AND EQUIPMENT—Net	55,300	36,652
DEFERRED TAX ASSETS	36,531	30,058
LONG-TERM INVESTMENTS	352,473	351,675
GOODWILL	2,824	2,872
OTHER INTANGIBLE ASSETS—Net	3,377	6,841
OTHER ASSETS	7,658	4,820
TOTAL ASSETS	$1,265,112	$1,168,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,848	$35,599
Accrued liabilities	25,176	27,380
Accrued payroll and compensation	43,705	34,997
Income taxes payable	—	21,421
Deferred revenue	321,359	293,664
Total current liabilities	426,088	413,061
DEFERRED REVENUE	158,843	138,964
INCOME TAXES PAYABLE	36,551	30,208
OTHER LIABILITIES	18,411	471
Total liabilities	639,893	582,704
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 163,568 and 161,535 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	163	161
Additional paid-in capital	507,053	462,644
Accumulated other comprehensive income	1,181	1,092
Retained earnings	116,822	121,863
Total stockholders’ equity	625,219	585,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,265,112	$1,168,464
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE:
Product	$85,384	$66,525	$162,149	$124,475
Services and other	98,714	80,903	190,898	158,773
Total revenue	184,098	147,428	353,047	283,248
COST OF REVENUE:
Product	37,455	26,948	69,594	49,906
Services and other	20,302	16,760	38,906	32,930
Total cost of revenue	57,757	43,708	108,500	82,836
GROSS PROFIT:
Product	47,929	39,577	92,555	74,569
Services and other	78,412	64,143	151,992	125,843
Total gross profit	126,341	103,720	244,547	200,412
OPERATING EXPENSES:
Research and development	29,938	25,158	58,993	48,492
Sales and marketing	74,817	55,997	142,143	105,973
General and administrative	10,444	8,788	19,454	16,779
Total operating expenses	115,199	89,943	220,590	171,244
OPERATING INCOME	11,142	13,777	23,957	29,168
INTEREST INCOME	1,319	1,337	2,652	2,706
OTHER (EXPENSE) INCOME—Net	(574)	(100)	(963)	115
INCOME BEFORE INCOME TAXES	11,887	15,014	25,646	31,989
PROVISION FOR INCOME TAXES	5,806	6,035	11,172	10,761
NET INCOME	$6,081	$8,979	$14,474	$21,228
Net income per share attributable to common stockholders (Note 7):
Basic	$0.04	$0.06	$0.09	$0.13
Diluted	$0.04	$0.05	$0.09	$0.13
Weighted-average shares outstanding:
Basic	163,161	162,247	162,778	161,767
Diluted	168,345	168,042	168,015	168,033
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$6,081	$8,979	$14,474	$21,228
Other comprehensive income (loss)—net of taxes:
Foreign currency translation gains (losses)	1,118	(861)	101	(1,813)
Unrealized losses on investments	(21)	(1,468)	(19)	(1,426)
Tax benefit related to items of other comprehensive income or loss	7	513	7	498
Other comprehensive income (loss)—net of taxes	1,104	(1,816)	89	(2,741)
Comprehensive income	$7,185	$7,163	$14,563	$18,487

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,474	$21,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,914	7,322
Amortization of investment premiums	4,752	5,889
Stock-based compensation	27,646	20,006
Excess tax benefit from stock-based compensation	(2,443)	(1,894)
Other non-cash items—net	3,549	(925)
Changes in operating assets and liabilities:
Accounts receivable—Net	2,228	(801)
Inventory	(3,307)	(16,375)
Deferred tax assets	(6,470)	(13,205)
Prepaid expenses and other current assets	(4,523)	(258)
Other assets	159	778
Accounts payable	1,253	14,255
Accrued liabilities	1,544	732
Other liabilities	15,375	(989)
Accrued payroll and compensation	8,665	2,287
Deferred revenue	47,871	25,943
Income taxes payable	(16,987)	11,339
Net cash provided by operating activities	104,700	75,332
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(283,338)	(275,029)
Sales of investments	22,864	16,691
Maturities of investments	273,214	176,378
Purchase of property and equipment	(21,022)	(3,569)
Payments made in connection with acquisitions—net of cash acquired	(17)	(5,985)
Net cash used in investing activities	(8,299)	(91,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,518	15,590
Taxes paid related to net share settlement of equity awards	(5,521)	—
Excess tax benefit from stock-based compensation	2,443	1,894
Repurchase and retirement of common stock	(27,167)	—
Net cash (used in) provided by financing activities	(7,727)	17,484
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(600)	(809)
NET INCREASE IN CASH AND CASH EQUIVALENTS	88,074	493
CASH AND CASH EQUIVALENTS—Beginning of period	115,873	122,975
CASH AND CASH EQUIVALENTS—End of period	$203,947	$123,468
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$31,413	$11,640
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment and asset retirement obligations	$6,946	$1,056
Liability incurred for repurchase of common stock	$733	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2013, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 3, 2014. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full year or for any future periods. The condensed consolidated balance sheets as of December 31, 2013 are derived from the audited consolidated financial statements for the year ended December 31, 2013.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2014. During the first quarter of fiscal 2014, we prospectively modified the expected term calculation used in accounting for stock-based compensation expense and the estimated useful lives of building improvements, and furniture and fixtures.

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

Property and Equipment—Property and equipment—net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	20 years
Evaluation units	1 year
Computer equipment and software	1-2 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of useful life or lease term

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

Reclassification—Beginning in the first quarter of 2014, the amounts previously reported as Ratable and other revenue have been combined with the amounts previously reported as Services revenue in the condensed consolidated statements of operations. The combined amounts are now being presented as Services and other revenue in the condensed consolidated statements of operations. The related Cost of revenue and Gross profit, including prior period amounts, have also been combined to conform to the current period presentation. The Ratable and other revenue amounts, including the related

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of revenue and Gross profit amounts, are not material, and the reclassification did not have any impact on our gross margin or net income.

Recent Accounting Pronouncement—In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$567,252	$1,313	$(205)	$568,360
Commercial paper	75,154	2	(3)	75,153
Municipal bonds	37,938	50	(12)	37,976
Certificates of deposit and term deposits	17,402	2	—	17,404
U.S. government and agency securities	7,749	7	(2)	7,754
Total available-for-sale securities	$705,495	$1,374	$(222)	$706,647

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$603,185	$1,506	$(374)	$604,317
Commercial paper	69,356	7	—	69,363
Municipal bonds	38,815	48	(20)	38,843
Certificates of deposit and term deposits	12,645	3	—	12,648
U.S. government and agency securities	2,000	1	—	2,001
Total available-for-sale securities	$726,001	$1,565	$(394)	$727,172

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$149,229	$(204)	$1,019	$(1)	$150,248	$(205)
Commercial paper	10,884	(3)	—	—	10,884	(3)
Municipal bonds	6,215	(10)	4,018	(2)	10,233	(12)
U.S. government and agency securities	1,998	(2)	—	—	1,998	(2)
Total available-for-sale securities	$168,326	$(219)	$5,037	$(3)	$173,363	$(222)

	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$182,795	$(374)	$500	$—	$183,295	$(374)
Commercial paper	7,897	—	—	—	7,897	—
Municipal bonds	14,736	(20)	—	—	14,736	(20)
Total available-for-sale securities	$205,428	$(394)	$500	$—	$205,928	$(394)

The contractual maturities of our investments are as follows (in thousands):

	June 30, 2014	December 31, 2013
Due within one year	$354,174	$375,497
Due within one to three years	352,473	351,675
Total	$706,647	$727,172

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in Other (expense) income—net in our condensed consolidated statements of operations.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the declines in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor it is more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2014.

Realized gains and losses from the sale of available-for-sale securities were not significant in any of the periods presented.

Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2014				December 31, 2013
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$568,360	$—	$568,360	$—	$604,317	$—	$604,317	$—
Commercial paper	75,153	—	75,153	—	71,363	—	71,363	—
Municipal bonds	37,976	—	37,976	—	38,843	—	38,843	—
Certificates of deposit and term deposits	17,404	—	17,404	—	12,648	—	12,648	—
Money market funds	21,139	21,139	—	—	5,724	5,724	—	—
U.S. government and agency securities	7,754	1,998	5,756	—	2,001	—	2,001	—
Total	$727,786	$23,137	$704,649	$—	$734,896	$5,724	$729,172	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—	$1,850	$—	$—	$1,850
Total	$—	$—	$—	$—	$1,850	$—	$—	$1,850

Reported as:
Cash equivalents	$21,139				$7,724
Short-term investments	354,174				375,497
Long-term investments	352,473				351,675
Total	$727,786				$734,896

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2014.

We have classified the fair value of contingent consideration arising from the acquisition of Coyote Point Systems, Inc. (“Coyote”) (see Note 5), as a Level 3 liability since it is based on a probability-based income approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues and the percentage probability of occurrence to determine the fair value of the payment. A decrease in the projected revenue during the six months ended June 30, 2014 resulted in no fair value being attributable to the contingent consideration as of June 30, 2014.

The change in the fair value of our contingent consideration liability was as follows (in thousands):

As of December 31, 2013	$1,850
Less change in fair value of contingent consideration	(1,143)
As of March 31, 2014	707
Less change in fair value of contingent consideration	(707)
As of June 30, 2014	$—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in fair value is included in research and development expense in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including Goodwill, Other intangible assets—net, and investments in privately-held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

During the three and six months ended June 30, 2014, a decrease in the projected cash flow from Coyote resulted in an impairment charge of $2.4 million to adjust the intangible assets acquired from Coyote to a fair value of $2.0 million as of June 30, 2014. The impairment charge is included within Cost of product revenue in the condensed consolidated statements of operations.

We have classified these intangible assets acquired from Coyote as Level 3 assets due to the lack of observable inputs to determine fair value. Significant inputs used in the determination of fair value based on the probability-weighted income approach primarily include internal cash flow projections and discount rates.

As of December 31, 2013, we did not have any assets or liabilities measured at fair value on a nonrecurring basis.

3. INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$5,284	$4,319
Finished goods	37,424	40,093
Consigned inventory	4,116	4,260
Inventory	$46,824	$48,672

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$13,895	$13,895
Building and building improvements	17,779	610
Evaluation units	26,904	23,442
Computer equipment and software	29,948	23,556
Furniture and fixtures	4,552	1,697
Construction-in-progress	4,332	10,947
Leasehold improvements	7,314	4,303
Total property and equipment	104,724	78,450
Less: accumulated depreciation	(49,424)	(41,798)
Property and equipment—net	$55,300	$36,652

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the first quarter of 2014, we reclassified certain fixed assets between categories in the table above to better reflect the nature of these fixed assets. Prior period amounts have also been reclassified to conform to the current period presentation. We believe the impact of the reclassification is not material.

Depreciation expense was $6.0 million and $3.4 million during the three months ended June 30, 2014 and June 30, 2013, respectively. Depreciation expense was $9.9 million and $6.6 million during the six months ended June 30, 2014 and June 30, 2013, respectively.

5. BUSINESS COMBINATIONS

Coyote Point Systems

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote, a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also included a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. As of June 30, 2014, we have estimated there are no contingent earn-out payments.

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

Of the total acquired identified intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development (“IPR&D”) as of the acquisition date. Identified finite-lived intangible assets consist of developed technology and customer relationships that are being amortized as cost of revenue and sales and marketing expense, respectively, ratably on a straight-line basis, each over an estimated useful life of six years. The goodwill of $2.8 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired, due primarily to acquire developed and in-process technology. None of the goodwill recognized as a result of the acquisition is deductible for income tax purposes. The financial results of this acquisition were considered immaterial for purposes of pro-forma financial disclosures. During the three months ended September 30, 2013, we completed the development of technology associated with the IPR&D projects, and started amortizing this developed technology as cost of revenue ratably on a straight-line basis over an estimated remaining useful life of approximately five years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

We recorded $2.8 million of goodwill from the acquisition of Coyote. There were no impairments to goodwill during the three and six months ended June 30, 2014.

During the three months ended June 30, 2014, we reassessed the fair value and the remaining useful life of the developed technologies acquired from Coyote. Based on this reassessment, we recorded an impairment charge of $2.4 million, which reduced the carrying value of the Coyote developed technologies to $2.0 million. The impairment charge is included within Cost of product revenue in the condensed consolidated statements of operations. Subsequent to the impairment, the remaining carrying value of the Coyote developed technologies will be amortized on a straight-line basis over an estimated remaining useful life of approximately five years.

The following tables present other intangible assets (in thousands):

	June 30, 2014
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$5,606	$2,625	$2,981
Customer relationships	500	104	396
Total other intangible assets—net	$6,106	$2,729	$3,377

	December 31, 2013
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$8,971	$2,568	$6,403
Customer relationships	500	62	438
Total other intangible assets—net	$9,471	$2,630	$6,841

Amortization expense was $0.5 million and $0.4 million during the three months ended June 30, 2014 and June 30, 2013, respectively. Amortization expense was $1.0 million and $0.7 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net (in thousands):

Amount
Years Ending December 31:
2014 (remainder)	$545
2015	1,091
2016	785
2017	425
2018	425
Thereafter	106
Total	$3,377

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income	$6,081	$8,979	$14,474	$21,228

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163,161	162,247	162,778	161,767
Diluted shares:
Weighted-average common stock outstanding-basic	163,161	162,247	162,778	161,767
Effect of potentially dilutive securities:
Stock options	4,583	5,734	4,753	6,152
RSUs	600	32	462	46
ESPP	1	29	22	68
Weighted-average shares used to compute diluted net income per share	168,345	168,042	168,015	168,033
Net income per share:
Basic	$0.04	$0.06	$0.09	$0.13
Diluted	$0.04	$0.05	$0.09	$0.13

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	4,201	7,472	4,323	7,483
RSUs	593	2,554	1,871	1,804
ESPP	—	—	261	—
	4,794	10,026	6,455	9,287

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Product	$4,063	$2,915
Services and other	476,139	429,713
Total deferred revenue	$480,202	$432,628
Reported As:
Current	$321,359	$293,664
Non-current	158,843	138,964
Total deferred revenue	$480,202	$432,628

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of June 30, 2014 (in thousands):

	Total	2014 (remainder)	2015	2016	2017	2018	Thereafter
Operating lease commitments	$34,431	$4,905	$7,814	$6,120	$5,190	$3,966	$6,436
Less: Sublease rental income	876	404	472	—	—	—	—
Operating lease commitments—net	33,555	4,501	7,342	6,120	5,190	3,966	6,436
Purchase commitments	46,379	46,379	—	—	—	—	—
Other contractual commitments	15,987	12,131	2,717	743	396	—	—
Total	$95,921	$63,011	$10,059	$6,863	$5,586	$3,966	$6,436

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2020. The terms of certain operating leases provide for renewal options. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.4 million during the three months ended June 30, 2014 and June 30, 2013. Rent expense was $5.1 million and $4.7 million during the six months ended June 30, 2014 and June 30, 2013, respectively.

Purchase Commitments and Other Contractual Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2014, we had $46.4 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2014, we had $16.0 million in other purchase commitments.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended
	June 30, 2014	June 30, 2013
Accrued warranty balance—beginning of the period	$3,037	$2,309
Warranty costs incurred	(1,728)	(1,744)
Provision for warranty for the period	2,560	2,204
Adjustment related to pre-existing warranties	(415)	208
Accrued warranty balance—end of the period	$3,454	$2,977

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any material accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited by the terms of our contracts to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement. To date, there have been no awards under such indemnification provisions.

10. STOCKHOLDERS’ EQUITY

Our 2009 Equity Incentive Plan (“Plan”) permits us to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance units or performance shares.

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options for the periods presented below:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Expected term in years	4.9	4.9
Volatility	43.3%	43.3% - 44.5%
Risk-free interest rate	1.7%	1.7%
Dividend rate	—	—

There were no stock options granted during the three and six months ended June 30, 2013.

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2013	15,521	$13.18
Granted	218	21.36
Forfeited	(284)	23.84
Exercised	(2,082)	7.32
Balance—June 30, 2014	13,373	14.00
Options vested and expected to vest—June 30, 2014	13,337	$13.98	2.97	$152,067
Options exercisable—June 30, 2014	10,952	$11.97	2.61	$146,189

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2014, for all in-the-money options. As of June 30, 2014, total compensation expense related to unvested stock options granted to employees but not yet recognized was $28.2 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.5 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted-average fair value per share granted	$8.18	$—	$8.58	$—
Intrinsic value of options exercised	$16,441	$3,058	$31,762	$29,117
Fair value of options vested	$4,209	$5,486	$8,771	$16,489

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2013	4,199	$22.00
Granted	2,222	21.37
Forfeited	(237)	21.81
Vested	(791)	22.55
Balance—June 30, 2014	5,393	$21.75
RSUs expected to vest—June 30, 2014	5,094	$21.78

As of June 30, 2014, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the Plan, but not yet recognized, was $112.5 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.0 years.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Shares withheld for taxes	86	257
Amount withheld for taxes	$1,888	$5,521

No RSUs vested in the three and six months ended June 30, 2013.

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Six Months Ended
	June 30, 2014	June 30, 2013
Expected term in years	0.5	0.5
Volatility	35.9%	48.0%
Risk-free interest rate	0.1%	0.1%
Dividend rate	—	—

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2014	June 30, 2013
Weighted-average fair value per share granted	$5.35	$7.02
Shares issued under the ESPP	424	329
Weighted-average price per share issued	$17.18	$19.91

There were no shares granted or issued under the ESPP during the three months ended June 30, 2014 and June 30, 2013.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of product revenue	$178	$96	$291	$186
Cost of services and other revenue	1,363	1,226	2,692	2,246
Research and development	4,171	3,291	8,053	6,057
Sales and marketing	5,747	4,594	11,493	8,712
General and administrative	3,257	1,500	5,117	2,805
Total stock-based compensation expense	$14,716	$10,707	$27,646	$20,006

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	$4,421	$5,135	$9,113	$10,622
RSUs	9,248	4,357	16,611	7,030
ESPP	1,047	1,215	1,922	2,354
Total stock-based compensation expense	$14,716	$10,707	$27,646	$20,006

Total income tax benefit associated with stock-based compensation that is included as part of the provision for income taxes in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income tax benefit associated with stock-based compensation	$4,247	$2,794	$7,813	$6,381

Share Repurchase Program

On December 6, 2013, our Board of Directors authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program may be suspended, modified or discontinued at any time without prior notice. During the three and six months ended June 30, 2014, we repurchased 0.7 million and 1.0 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $14.9 million and $22.5 million, respectively. As of June 30, 2014, $138.6 million remains authorized for future share repurchases under the Program.

11. INCOME TAXES

The effective tax rate was 49% for the three months ended June 30, 2014, compared to an effective tax rate of 40% for the three months ended June 30, 2013. The effective tax rate was 44% for the six months ended June 30, 2014, compared to an effective tax of 34% for the six months ended June 30, 2013. The provision for income taxes for the periods presented is comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, and withholding tax, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2014 and December 31, 2013, unrecognized tax benefits were $35.7 million and $30.2 million, respectively. The total amount of $35.7 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2014, we had accrued approximately $1.4 million for estimated interest related to uncertain tax positions.

12. EMPLOYEE BENEFIT PLANS

Our tax-deferred savings plan, under the 401(k) Plan, allows participating employees to defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for the three months ended June 30, 2014 and June 30, 2013 were $0.6 million and $0.5 million, respectively. Our matching contributions to the 401(k) Plans and RRSP for the six months ended June 30, 2014 and June 30, 2013 were $1.2 million and $1.1 million, respectively.

13. SEGMENT INFORMATION

The following table sets forth revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Americas:
United States	$49,672	$38,815	$94,465	$73,603
Other Americas	28,713	21,211	56,352	39,050
Total Americas	78,385	60,026	150,817	112,653
Europe, Middle East, and Africa (“EMEA”)	62,554	50,801	119,197	98,127
Asia Pacific and Japan (“APAC”)	43,159	36,601	83,033	72,468
Total revenue	$184,098	$147,428	$353,047	$283,248

During the three months and six months ended June 30, 2014, Exclusive Networks Group accounted for 14% of total revenue. During the three and six months ended June 30, 2013, Exclusive Networks Group accounted for 11% and 12% of total revenue, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth property and equipment by geographic region (in thousands):

Property and Equipment—Net	June 30, 2014	December 31, 2013
Americas:
United States	$43,834	$29,334
Canada	6,828	4,372
Other Americas	29	45
Total Americas	50,691	33,751
EMEA	2,300	1,273
APAC	2,309	1,628
Total property and equipment—net	$55,300	$36,652

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2014 (in thousands):

	June 30, 2014
	Foreign Currency Translation Gains And Losses	Unrealized Gains And Losses On Investments	Tax Benefit Or Provision Related To Items Of Other Comprehensive Income Or Loss	Total
Balance as of December 31, 2013	$333	$1,168	$(409)	$1,092
Other comprehensive income before reclassifications	101	(10)	4	95
Amounts reclassified from accumulated other comprehensive income	—	(9)	3	(6)
Net current-period other comprehensive income	101	(19)	7	89
Balance as of June 30, 2014	$434	$1,149	$(402)	$1,181

The following table provides details about the reclassification out of accumulated other comprehensive income for the six months ended June 30, 2014 (in thousands):

June 30, 2014
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In The Statement Where Net Income Is Presented
Unrealized gains on investments	$(9)	Other (expense) income—net
Tax provision related to items of other comprehensive income or loss	3	Provision for income taxes
Total reclassification for the period	$(6)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. FOREIGN CURRENCY DERIVATIVES

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities, including forward contracts, to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other (expense) income—net in the consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in Other (expense) income—net in our condensed consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the GBP, EUR and JPY could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge balance sheet accounts as of June 30, 2014 and December 31, 2013 were (in thousands):

	Buy/Sell	Notional
Currency—As of June 30, 2014
CAD	Buy	$20,587

Currency—As of December 31, 2013
CAD	Buy	$21,867

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of certain acquisitions and investments in strategic relationships;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service revenues, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	expanding our reach into new high growth verticals and emerging markets and continuing to sell to large enterprises and service providers;

•	our ability to meet increasing customer expectations about the quality and functionality of our products;

•	trends in revenue, costs of revenue, and gross margin;

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

•
expectations regarding spending related to capital expenditures, including improvements and expansion of our new corporate headquarters and other offices and the implementation of our enterprise resource planning system;

•	competition in our market segment;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Business Overview

We provide high performance network security solutions, which enable broad, integrated and high performance protection against advanced security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide. Since inception through June 30, 2014, we had shipped over 1,600,000 appliances via more than 28,000 channel partners to more than 200,000 end-customers worldwide, including a majority of the 2013 Fortune Global 100.

Our core product line, comprised of FortiGate physical and virtual appliances, ships with a set of broad security and networking capabilities, including firewall, virtual private network (VPN), application control, antivirus, intrusion prevention, Web filtering, vulnerability management, anti-spam, wireless controller, wide area network (WAN) acceleration and native internet protocol version 6 (IPv6) support functionality. Customers select the functions or combination of functions that best meet their specific security requirements - whether that be a high-speed data center firewall (DCFW) at the network core, a next-generation firewall (NGFW) at the edge, or a broad unified threat management (UTM) solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -800 series for mid-sized enterprises, to the FortiGate-1000 to -5000 series for large enterprises, telecommunications carriers, and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, anti-malware, Web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as our advanced persistent threats (APTs) sandboxing product, messaging security product, Web application firewalls, databases security product, distributed denial of service attack (DDoS) security product, and endpoint security product for employee computers and mobile devices. Sales of these complementary products and related services represent less than 10% of our total revenue.

Financial Highlights

•
We recorded total revenue of $184.1 million and $353.0 million during the three and six months ended June 30, 2014, respectively. This represents an increase of 25% during each of these periods compared to the same periods last year. Product revenue was $85.4 million and $162.1 million, respectively, an increase of 28% and 30% during the three and six months ended June 30, 2014, respectively, compared to the same periods last year. Services and other revenue was $98.7 million and $190.9 million during the three and six months ended June 30, 2014, respectively, an increase of 22% and 20%, respectively, compared to the same periods last year.

•	Cash, cash equivalents and investments were $910.6 million as of June 30, 2014, an increase of $67.5 million from December 31, 2013.

•	Deferred revenue was $480.2 million as of June 30, 2014, an increase of $47.6 million from December 31, 2013.

•	We generated cash flows from operating activities of $104.7 million during the six months ended June 30, 2014, an increase of 39% compared to the same period last year.

•	We received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. during the six months ended June 30, 2014.

•	We repurchased 1.0 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $22.5 million during the six months ended June 30, 2014.

During the three and six months ended June 30, 2014, revenue grew as a result of our focus on growth and our strategy to invest in our marketing and increase sales capacity. We also continued to gain traction with several recently introduced FortiGate products, including demand for certain of our high speed, low latency next-generation enterprise data center security product.

We continue to invest in sales and marketing to expand brand awareness, our global sales team and distribution channels to expand our global reach and sales capacity and meet increasing customer expectations about the quality and functionality of our products, and research and development to strengthen our technology leadership position. We continue to focus on selling to large customers, such as enterprise and service providers. As a result, we experienced increased deal volumes driven by traction in enterprise data center deployments and large enterprise deals.

During the three months ended June 30, 2014, our high-end FortiGate products (FortiGate-1000 to -5000 series) accounted for 40% of billings primarily due to an increase in billings from large enterprise and service provider customers. Our mid-range products (FortiGate-200 to -800 series) accounted for 26% of billings, and our entry-level products (FortiGate-20 to -100 series) accounted for 34% of billings. In prior periods, sales of FortiGate products have generally been balanced across product categories, with some degree of variability from year to year and between quarters.

During the three and six months ended June 30, 2014, operating expenses increased by 28% and 29%, respectively, compared to the same periods last year. The increase was primarily driven by our accelerated pace of hiring and marketing investments to support our growth as we continued to invest in expanding our sales coverage, marketing capabilities, developing new products and scaling our customer support organization to meet the needs of our growing customer base. Headcount increased to 2,532 as of June 30, 2014 from 2,182 as of June 30, 2013.

Key Financial Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Three Months Ended Or As Of
	June 30, 2014	June 30, 2013
	(in thousands)
Revenue	$184,098	$147,428
Deferred revenue	$480,202	$389,682
Increase in deferred revenue	$28,899	$13,268
Billings (non-GAAP)	$212,997	$160,696
Cash, cash equivalents and investments	$910,594	$814,410
Net cash provided by operating activities	$43,798	$37,221
Free cash flow (non-GAAP)	$34,094	$35,186

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from FortiGuard subscription and support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings (Non-GAAP). We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less deferred revenue balances acquired from business combinations, if any. We consider billings to be a useful metric for management and investors because billings drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically, represented a majority of the quarterly revenue that we recognize. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from other companies that report similar financial measures. We compensate for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenues calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Billings:
Revenue	$184,098	$147,428
Add increase in deferred revenue	28,899	13,268
Total billings (Non-GAAP)	$212,997	$160,696

Free cash flow (Non-GAAP). Free cash flow is defined as net cash provided by operating activities less capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making acquisitions, repurchasing shares of our outstanding common stock, and strengthening the balance sheet. Analysis of free cash flow facilitates comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures. We compensate for this limitation by providing information about our capital expenditures on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$43,798	$37,221
Less purchases of property and equipment	(9,704)	(2,035)
Free cash flow (Non-GAAP)	$34,094	$35,186

Critical Accounting Policies and Estimates—Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2014, as compared to the critical accounting policies and estimates described in the Form 10-K.

Reclassification—Beginning in the first quarter of 2014, the amounts previously reported as Ratable and other revenue have been combined with the amounts previously reported as Services revenue in the condensed consolidated statements of operations. The combined amounts are now being presented as Services and other revenue in the condensed consolidated statements of operations. The related Cost of revenue and Gross profit, including prior period amounts, have also been combined to conform to the current period presentation. The Ratable and other revenue amounts, including the related Cost of revenue and Gross profit amounts, are not material, and the reclassification did not have any impact on our gross margin or net income.

Recent Accounting Pronouncement—In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”) ”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013

Revenue

	Three Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands except percentages)
Revenue:
Product	$85,384	46%	$66,525	45%	$18,859	28%
Services and other	98,714	54	80,903	55	17,811	22
Total revenue	$184,098	100%	$147,428	100%	$36,670	25%
Revenue by geography:
Americas	$78,385	43%	$60,026	41%	$18,359	31%
EMEA	62,554	34	50,801	34	11,753	23
APAC	43,159	23	36,601	25	6,558	18
Total revenue	$184,098	100%	$147,428	100%	$36,670	25%

Total revenue increased by $36.7 million, or 25%, in the three months ended June 30, 2014 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with Americas contributing the largest portion of our revenue growth. Product revenue increased by $18.9 million, or 28%, in the three months ended June 30, 2014, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories, particularly in our high-end products including our recently introduced FortiGate 1500D and 3700D enterprise security appliances.

Services and other revenue increased by $17.8 million, or 22%, in the three months ended June 30, 2014 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard subscription and support contracts sold to a larger customer base. In addition, we experienced growth in our FortiGuard subscription offerings, FortiCare support, and our professional services revenues from existing large enterprise customers.

Cost of revenue and Gross margin

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands except percentages)
Cost of revenue:
Product	$37,455	$26,948	$10,507	39%
Services and other	20,302	16,760	3,542	21
Total cost of revenue	$57,757	$43,708	$14,049	32%
Gross margin:
Product	56.1%	59.5%	(3.4)%
Services and other	79.4	79.3	0.1
Total gross margin	68.6%	70.4%	(1.8)%

Total gross margin decreased by 1.8 percentage points in the three months ended June 30, 2014 compared to the same period last year, as product gross margin declined. Product gross margin decreased by 3.4 percentage points in the three months ended June 30, 2014 compared to the same period last year primarily due to a $2.4 million impairment charge related to certain intangible assets. We also experienced higher warranty-related costs of $1.0 million and higher excess inventory write-offs of $0.3 million. Services and other gross margin increased by 0.1 percentage points during the three months ended June 30, 2014 as our continued investments in our technical support and global threat research organizations were relatively in line with our rate of growth of services and other revenue. Cost of services and other revenue increased by $3.5 million primarily due to a $1.7 million increase in personnel costs related to headcount increases and a $1.0 million increase in depreciation and occupancy-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands except percentages)
Operating expenses:
Research and development	$29,938	16%	$25,158	17%	$4,780	19%
Sales and marketing	74,817	41	55,997	38	18,820	34
General and administrative	10,444	6	8,788	6	1,656	19
Total operating expenses	$115,199	63%	$89,943	61%	$25,256	28%

Research and development

Research and development expense increased by $4.8 million, or 19%, in the three months ended June 30, 2014 compared to the same period last year primarily due to an increase of $2.2 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher product development expenses, such as third-party testing, prototypes and supplies, of $1.6 million, higher depreciation and occupancy-related costs of $1.3 million, and higher stock-based compensation expense of $0.9 million. This increase in expense was partially offset by a $0.7 million reversal of estimated contingent consideration. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of total revenue to remain at similar levels during the remainder of fiscal 2014.

Sales and marketing

Sales and marketing expense increased by $18.8 million, or 34%, in the three months ended June 30, 2014 compared to the same period last year, primarily due to an increase of $12.3 million in personnel costs as we continued to increase our headcount in order to drive continued market share gains. In addition, we incurred increases in tradeshows, lead generation campaigns and marketing-related expenses of $3.7 million. Our stock-based compensation expense increased by $1.2 million, depreciation expense and occupancy-related costs increased by $0.9 million and marketing supplies expense increased by $0.6 million. As a percentage of revenue, sales and marketing expenses increased as we are accelerating the investment in our sales force and marketing campaigns to drive future growth. We intend to continue to make investments in sales and marketing and expect sales and marketing expense as a percentage of total revenue to remain at similar levels or increase during the remainder of fiscal 2014.

General and administrative

General and administrative expense increased by $1.7 million, or 19%, in the three months ended June 30, 2014 compared to the same period last year. Stock-based compensation expense increased by $1.8 million and personnel costs increased by $0.6 million as we continued to increase our headcount in order to support our expanding business. This increase was partially offset by a decrease in legal fees of $0.5 million. We expect general and administrative expense as a percentage of total revenue to remain at similar levels during the remainder of fiscal 2014.

Interest income and Other expense—net

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands except percentages)
Interest income	$1,319	$1,337	$(18)	(1)%
Other expense—net	(574)	(100)	(474)	474

Interest income decreased in the three months ended June 30, 2014 compared to the same period last year due to lower interest earned despite higher invested balances of cash, cash equivalents and investments. The change in other expense—net, for the three months ended June 30, 2014 when compared to the same period last year, was the result of higher foreign exchange losses, partially offset by gains on forward contracts.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2014	June 30, 2013
	(in thousands except percentages)
Provision for income taxes	$5,806	$6,035	$(229)	(4)%
Effective tax rate	49%	40%	9%	—%

Our effective tax rate was 49% for the three months ended June 30, 2014, compared to 40% for the same period last year. The provision for income taxes for the three months ended June 30, 2014 was comprised primarily of U.S. federal and state taxes, Singapore and other foreign income taxes, and withholding tax, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate for the three months ended June 30, 2014 as compared to the same period last year was primarily due to a change in the mix of profitability between jurisdictions, an increase in non-tax deductible stock-based compensation expense, limitations on utilizing foreign tax credits, and expiration of the U.S. federal research and development credit effective December 31, 2013. The U.S. Congress has not extended the research and development tax credit as of June 30, 2014.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2014, we had accrued approximately $1.4 million for estimated interest related to uncertain tax positions.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could impact our future effective tax rate.

Six Months Ended June 30, 2014 and June 30, 2013

Revenue

	Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands except percentages)
Revenue:
Product	$162,149	46%	$124,475	44%	$37,674	30%
Services and other	190,898	54	158,773	56	32,125	20
Total revenue	$353,047	100%	$283,248	100%	$69,799	25%
Revenue by geography:
Americas	$150,817	43%	$112,653	40%	$38,164	34%
EMEA	119,197	34	98,127	35	21,070	21
APAC	83,033	23	72,468	25	10,565	15
Total revenue	$353,047	100	$283,248	100%	$69,799	25%

Total revenue increased by $69.8 million, or 25%, in the six months ended June 30, 2014 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with Americas contributing the largest portion of our revenue growth. Product revenue increased by $37.7 million, or 30%, in the six months ended June 30, 2014, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories, particularly in our high-end products including our recently introduced FortiGate 1500D and 3700D enterprise security appliances.

Services and other revenue increased by $32.1 million, or 20%, in the six months ended June 30, 2014 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard subscription and support contracts sold to a larger customer base. In addition, we experienced growth in our FortiGuard subscription offerings, FortiCare support, and our professional services revenues from existing large enterprise customers.

Cost of revenue and Gross margin

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands except percentages)
Cost of revenue:
Product	$69,594	$49,906	$19,688	39%
Services and other	38,906	32,930	5,976	18
Total cost of revenue	$108,500	$82,836	$25,664	31%
Gross margin:
Product	57.1%	59.9%	(2.8)%
Services and other	79.6	79.3	0.3
Total gross margin	69.3%	70.8%	(1.5)%

Total gross margin decreased by 1.5 percentage points in the six months ended June 30, 2014 compared to the same period last year, as product gross margin declined. Product gross margin decreased by 2.8 percentage points in the six months ended June 30, 2014 compared to the same period last year primarily due to a $2.4 million impairment charge related to certain intangible assets. In addition, warranty-related costs increased by $1.3 million, excess inventory write-offs increased by $1.3 million, and personnel costs increased by $0.5 million. Services and other gross margin increased by 0.3 percentage points during the six months ended June 30, 2014 as our continued investments in our technical support and global threat research organizations were relatively in line with our rate of growth of services and other revenue. Cost of services and other revenue increased by $6.0 million primarily due to a $3.5 million increase in personnel costs related to headcount increases and a $1.4 million increase in depreciation and occupancy-related costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands except percentages)
Operating expenses:
Research and development	$58,993	17%	$48,492	17%	$10,501	22%
Sales and marketing	142,143	40	105,973	37	36,170	34
General and administrative	19,454	6	16,779	6	2,675	16
Total operating expenses	$220,590	62%	$171,244	60%	$49,346	29%

Research and development

Research and development expense increased by $10.5 million, or 22%, in the six months ended June 30, 2014 compared to the same period last year primarily due to an increase of $5.3 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher product development expenses, such as third-party testing, prototypes and supplies, of $3.8 million and higher stock-based compensation expense of $2.0 million, and higher depreciation and occupancy-related costs of $1.8 million. This increase in expense was partially offset by a $1.9 million reversal of estimated contingent consideration.

Sales and marketing

Sales and marketing expense increased by $36.2 million, or 34%, in the six months ended June 30, 2014 compared to the same period last year, primarily due to an increase of $24.0 million in personnel costs as we continued to increase our headcount in order to drive continued market share gains. We also increased marketing-related expenses by $5.6 million as we invested in tradeshows and lead generation campaigns. In addition, we incurred increases in stock-based compensation of $2.8 million, depreciation and occupancy-related costs of $1.3 million, travel expense of $1.0 million and marketing supplies of $0.8 million. As a percentage of revenue, sales and marketing expenses increased as we are accelerating the investment in our sales force and marketing campaigns to drive future growth.

General and administrative

General and administrative expense increased by $2.7 million, or 16%, in the six months ended June 30, 2014 compared to the same period last year. Stock-based compensation expense increased by $2.3 million and personnel costs increased by $1.6 million as we continued to increase our headcount in order to support our expanding business. The increase in expense was partially offset by a decrease of $0.7 million in legal fees and $0.6 million in other expenses.

Interest income and Other (expense) income—net

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
	(in thousands except percentages)
Interest income	$2,652	$2,706	$(54)	(2)%
Other (expense) income—net	(963)	115	(1,078)	(937)

Interest income decreased in the six months ended June 30, 2014 compared to the same period last year due to lower interest earned despite higher invested balances of cash, cash equivalents and investments. The change in other (expense) income—net, for the six months ended June 30, 2014 when compared to the same period last year, was the result of higher foreign exchange losses, partially offset by gains on forward contracts.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2014	June 30, 2013
	(in thousands except percentages)
Provision for income taxes	$11,172	$10,761	$411	4%
Effective tax rate	44%	34%	10%	—%

Our effective tax rate was 44% for the six months ended June 30, 2014, compared to 34% for the same period last year. The provision for income taxes for the six months ended June 30, 2014 was comprised primarily of U.S. federal and state taxes, Singapore and other foreign income taxes, and withholding tax, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate for the six months ended June 30, 2014 as compared to the same period last year was primarily due to a change in the mix of profitability between jurisdictions, an increase in non-tax deductible stock-based compensation expense, limitations on utilizing foreign tax credits, and expiration of the U.S. federal research and development credit effective December 31, 2013.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$203,947	$115,873
Investments	706,647	727,172
Total cash, cash equivalents and investments	$910,594	$843,045
Working capital	$380,861	$322,485

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Net cash provided by operating activities	$104,700	$75,332
Net cash used in investing activities	(8,299)	(91,514)
Net cash (used in) provided by financing activities	(7,727)	17,484
Effect of exchange rates on cash and cash equivalents	(600)	(809)
Net increase in cash and cash equivalents	$88,074	$493

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures and investments in strategic relationships that we have made or may make in the future. During the six months ended June 30, 2014, we received a cash payment of $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. We expect to spend up to $20.0 million related to our capital expenditures, primarily related to the improvement and expansion of our corporate headquarters and other offices, as well as the implementation of our enterprise resource planning system during the remainder of fiscal 2014. Additionally, our liquidity may be impacted if we were to repurchase additional shares of our outstanding common stock under our Share Repurchase Program. As of June 30, 2014, $138.6 million remained available for future share repurchases under this program, which will be financed through our available working capital.

As of June 30, 2014, our cash, cash equivalents and investments of $910.6 million were held for working-capital purposes and were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return.

As of June 30, 2014, $180.5 million of our cash and investments was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products, share repurchases, and future capital expenditures related to real estate and infrastructure. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during the six months ended June 30, 2014 provided $104.7 million in cash as a result of our growth in billings, profitability, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the six months ended June 30, 2014 consisted of net income of $14.5 million increased by non-cash adjustments of $44.4 million and changes in operating assets and liabilities of $45.8 million. During the six months ended June 30, 2014, we received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payment of income taxes during the period.

Our operating activities during the six months ended June 30, 2013 provided $75.3 million in cash. The primary sources of cash from operating activities during the six months ended June 30, 2013 consisted of net income of $21.2 million increased by non-cash adjustments of $30.4 million and changes in operating assets and liabilities of $23.7 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payment for inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with acquisitions.

During the six months ended June 30, 2014, cash used was primarily due to $21.0 million for our capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $12.7 million.

During the six months ended June 30, 2013, cash used was primarily due to $82.0 million net purchases of investments, $6.0 million for acquisitions, and $3.6 million for the purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During the six months ended June 30, 2014, we used $27.2 million and $5.5 million of our cash to repurchase and retire our common stock and pay taxes related to withholding upon the issuance of restricted stock units, respectively. This cash outflow was partially offset by proceeds of $22.5 million from the issuance of common stock under our stock plans, as well as excess tax benefit from employee stock-based compensation of $2.4 million.

During the six months ended June 30, 2013, we had positive cash flow of $17.5 million as a result of proceeds of $15.6 million from the issuance of common stock under our stock plans and an excess tax benefit from employee stock option exercises of $1.9 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the six months ended June 30, 2014, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2014, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.     Legal Proceedings

We do not currently have any litigation matters that we expect will have a material adverse effect on our business.

We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business. We believe that the possibility that any of these claims, complaints or legal proceedings will result in a material loss is remote. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our products and services, which may render forecasts inaccurate;

•	the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter;

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

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy and timing of point of sale reporting by our “sell-through” channel partners, which impacts our ability to recognize revenue;

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

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition, and increased competitiveness in general in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•
changes in circumstances and challenges in business conditions, including decreased demand, which may negatively impact our channel partners’ ability to sell the current inventory they hold and negatively impact their future purchases of products from us;

•	increased expenses, unforeseen liabilities or write-downs and any impact on results of operations from any acquisition consummated;

•	our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions;

•	disruptions in our channel or termination of our relationship with important channel partners;

•
insolvency, credit, or other difficulties confronting our key suppliers or channel partners, affecting their ability to purchase or pay for our products and services, which could disrupt our supply or distribution chain;

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, or if we fail for any reason to continue to capitalize on growth opportunities. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expectations, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from FortiGuard subscription and support services which may decline, and because we recognize revenue from FortiGuard subscription and support services over the term of the relevant service period, downturns or upturns in sales of FortiGuard subscription and support services are not immediately reflected in full in our operating results.

Our FortiGuard subscription and support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new or renewal FortiGuard subscription and support services contracts may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal FortiGuard subscription and support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, in the event significant customers require payment terms for FortiGuard subscription or support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact FortiGuard subscription and support revenue. Furthermore, we recognize FortiGuard subscription and support services revenue monthly over the term of the relevant service period, which is typically from one to three years, but in some instances has been as long as five years. As a result, much of the FortiGuard subscription and support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard subscription and support services contracts entered into during previous quarters. Consequently, a decline in new or renewed FortiGuard subscription or support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our FortiGuard subscriptions or support services is not reflected in full in our statements of operations until future periods. Our FortiGuard subscription and support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

Product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change over time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in litigation, regulatory action, costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services, any of which could have a material adverse effect on our business and results of operations.

If we are not successful in continuing to execute our strategy to increase our sales to larger end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. While we have experienced some success selling to service providers and enterprises, we have experienced less traction selling to certain governmental entities and there can be no assurance that we will be successful selling to these customer segments. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Sourcefire, Inc. (“Sourcefire”) (acquired by Cisco), Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Blue Coat Systems, Inc. (“Blue Coat”), FireEye, Inc. (“FireEye”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), Juniper Networks, Inc. (“Juniper”), and Stonesoft Corporation (“Stonesoft”) (acquired by McAfee) that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

Large enterprises, service providers and governmental entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and governmental entities are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Enterprises, service providers and governmental entities typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner), or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Management of our inventory is further complicated by the significant number of different products and models that we sell.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially in the locations where we have a substantial presence and need for highly-skilled personnel such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. However, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We purchased a new enterprise resource planning system during the second quarter of fiscal 2014. We are in the early stages of implementing the new system and, as a result, we have incurred and will continue to incur additional costs in connection with implementing the system. In addition, we may experience some disruption during the system implementation process. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, goodwill and other long-lived assets, investments, accounting for income taxes, litigation and settlement costs and other loss contingencies, sales returns and allowances, reserve for bad debt, and the accounting for business combinations.

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

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC. Faraday (using UMC’s foundry), K-Micro (using TSMC’s foundry) and Renesas (using UMC’s foundry) manufacture our ASICs on a purchase order basis, and UMC and TSMC do not guarantee any capacity and could reject orders from Faraday, K-Micro or Renesas or could try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes of products. If any of these suppliers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs or specific product models, our business would be harmed.

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

A majority of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts and have periodically entered into cash flow hedges relating to certain operating expenses incurred outside of the United States, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

We are subject to governmental export and import controls that could subject us to liability, restriction on sales, and/or impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception. If we were to fail to comply with U.S. export licensing, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, for orders placed by partners as stocking orders for example, we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

The rules and regulations applicable to government sales may also negatively impact sales to non-governmental entities. To date, we have had limited traction in sales to U.S. federal government agencies, and any future sales to governmental entities is uncertain. All of our sales to governmental entities have been made indirectly through our distribution channel. Governmental entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

We will not succeed unless the marketplace is confident that we provide effective network security protection. Because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third party of our internal network, if an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our products and services. In addition, such a security breach could impair our ability to operate our business, including our ability to provide FortiGuard subscription and support services to our end-customers. If this happens, our revenue could decline and our business could suffer.

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

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the United States and numerous foreign jurisdictions, including Singapore, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments including the effect of acquisitions on our intercompany research and development and legal structure;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	a decrease in the stock option exercises by our employees in some of our foreign subsidiaries that can cause an adverse transfer pricing adjustment;

•	tax costs related to intercompany realignments;

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, in the second quarter of 2014 we recognized an impairment charge of $2.4 million for intangible assets from our acquisition of Coyote Point Systems, Inc. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and governmental entities markets. We have historically had relatively low spending on certain marketing activities. While we have recently been increasing our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenues. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, McAfee’s acquisition of Stonesoft, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition which are effective for us beginning on January 1, 2017, the increased use of fair value measure, and financial instruments could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us or announcements regarding our share repurchase program and the timing and amount of shares we purchase under the program. For example, in the six months ended June 30, 2014, the closing price of our common stock ranged from $19.02 to $25.13.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased in three months ended June 30, 2014 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2014	210,000	$21.94	210,000	$148,901
May 1 - May 31, 2014	250,400	$21.38	250,400	$143,547
June 1 - June 30, 2014	209,700	$23.73	209,700	$138,572
____________________
(1) On December 6, 2013, our Board of Directors had authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. This column discloses the number of shares purchased pursuant to the Program during the time periods indicated (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rules 10b5-1 and 10b-18 under the Exchange Act).

ITEM 5.    Other Information

Amendments to Change of Control Severance Agreements

On July 31, 2014, we amended the Change of Control Severance Agreement for each of Ken Xie, Michael Xie and John Whittle to extend the term of each such agreement from August 7, 2014 to August 7, 2019.

The foregoing description is qualified in its entirety by the full text of each of the amendments to the Change of Control Severance Agreements, which are each filed as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2014

FORTINET, INC.

	By:	/s/ Andrew Del Matto
Ken Goldman Vice President and Chief Financial Officer		Andrew Del Matto Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.1

10.1*	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Ken Xie

10.2*	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Michael Xie

10.3*	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and John Whittle

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________

* Filed herewith.