Form 10-Q
period 2014-09-30
FORTINET INC
filed 2014-11-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 31, 2014, there were 164,855,943 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,096	$115,873
Short-term investments	402,495	375,497
Accounts receivable—Net of allowance for doubtful accounts and sales returns of $5,537 and $4,605 as of September 30, 2014 and December 31, 2013, respectively	116,382	130,471
Inventory	51,344	48,672
Deferred tax assets	51,297	50,980
Prepaid expenses and other current assets	16,826	14,053
Total current assets	896,440	735,546
LONG-TERM INVESTMENTS	303,168	351,675
PROPERTY AND EQUIPMENT—Net	56,812	36,652
DEFERRED TAX ASSETS	42,276	30,058
GOODWILL	2,824	2,872
OTHER INTANGIBLE ASSETS—Net	3,104	6,841
OTHER ASSETS	7,977	4,820
TOTAL ASSETS	$1,312,601	$1,168,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,520	$35,599
Accrued liabilities	25,662	27,380
Accrued payroll and compensation	40,692	34,997
Income taxes payable	2,490	21,421
Deferred revenue	329,132	293,664
Total current liabilities	434,496	413,061
DEFERRED REVENUE	170,880	138,964
INCOME TAXES PAYABLE	40,532	30,208
OTHER LIABILITIES	17,467	471
Total liabilities	663,375	582,704
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 164,904 and 161,535 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	165	161
Additional paid-in capital	537,450	462,644
Accumulated other comprehensive income	114	1,092
Retained earnings	111,497	121,863
Total stockholders’ equity	649,226	585,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,312,601	$1,168,464
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE:
Product	$87,731	$69,687	$249,880	$194,162
Services and other	105,617	85,012	296,515	243,785
Total revenue	193,348	154,699	546,395	437,947
COST OF REVENUE:
Product	35,636	27,126	105,230	77,032
Services and other	21,249	16,804	60,155	49,734
Total cost of revenue	56,885	43,930	165,385	126,766
GROSS PROFIT:
Product	52,095	42,561	144,650	117,130
Services and other	84,368	68,208	236,360	194,051
Total gross profit	136,463	110,769	381,010	311,181
OPERATING EXPENSES:
Research and development	30,790	26,421	89,783	74,913
Sales and marketing	80,433	56,687	222,576	162,660
General and administrative	9,789	9,382	29,243	26,161
Total operating expenses	121,012	92,490	341,602	263,734
OPERATING INCOME	15,451	18,279	39,408	47,447
INTEREST INCOME	1,339	1,282	3,991	3,988
OTHER EXPENSE—Net	(1,005)	(1,151)	(1,968)	(1,036)
INCOME BEFORE INCOME TAXES	15,785	18,410	41,431	50,399
PROVISION FOR INCOME TAXES	11,729	7,381	22,901	18,142
NET INCOME	$4,056	$11,029	$18,530	$32,257
Net income per share (Note 7):
Basic	$0.02	$0.07	$0.11	$0.20
Diluted	$0.02	$0.07	$0.11	$0.19
Weighted-average shares outstanding:
Basic	164,294	162,906	163,289	162,150
Diluted	169,727	168,666	168,735	168,054
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$4,056	$11,029	$18,530	$32,257
Other comprehensive (loss) income—net of taxes:
Foreign currency translation (losses) gains	(432)	912	(333)	(901)
Unrealized (losses) gains on investments	(977)	600	(993)	(826)
Tax benefit (provision) related to items of other comprehensive loss or income	342	(209)	348	289
Other comprehensive (loss) income—net of taxes	(1,067)	1,303	(978)	(1,438)
Comprehensive income	$2,989	$12,332	$17,552	$30,819

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,530	$32,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,519	11,511
Amortization of investment premiums	6,680	8,900
Stock-based compensation	42,313	31,784
Excess tax benefit from stock-based compensation	(4,325)	(2,504)
Other non-cash items—net	3,801	520
Changes in operating assets and liabilities:
Accounts receivable—Net	13,140	589
Inventory	(11,095)	(31,344)
Deferred tax assets	(12,186)	(14,806)
Prepaid expenses and other current assets	(2,781)	204
Other assets	(159)	893
Accounts payable	3,806	11,054
Accrued liabilities	2,818	3,630
Other liabilities	14,350	(999)
Accrued payroll and compensation	5,651	1,400
Deferred revenue	68,006	36,425
Income taxes payable	(3,850)	11,202
Net cash provided by operating activities	161,218	100,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(388,808)	(419,124)
Sales of investments	27,282	25,488
Maturities of investments	371,837	303,852
Purchases of property and equipment	(26,802)	(6,729)
Payments made in connection with acquisitions—net of cash acquired	(17)	(7,635)
Net cash used in investing activities	(16,508)	(104,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40,529	24,470
Taxes paid related to net share settlement of equity awards	(8,506)	(966)
Excess tax benefit from stock-based compensation	4,325	2,504
Repurchase and retirement of common stock	(38,235)	—
Net cash (used in) provided by financing activities	(1,887)	26,008
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(600)	(1,005)
NET INCREASE IN CASH AND CASH EQUIVALENTS	142,223	21,571
CASH AND CASH EQUIVALENTS—Beginning of period	115,873	122,975
CASH AND CASH EQUIVALENTS—End of period	$258,096	$144,546
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$38,755	$19,721
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment and asset retirement obligations	$4,710	$1,349
Liability incurred for repurchase of common stock	$379	$—
Liability incurred in connection with business acquisition	$—	$100
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2013, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 3, 2014. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any future periods. The condensed consolidated balance sheets as of December 31, 2013 are derived from the audited consolidated financial statements for the year ended December 31, 2013.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2014. During the first quarter of fiscal 2014, we prospectively modified the expected term calculation used in accounting for stock-based compensation expense and the estimated useful lives of building improvements, and furniture and fixtures. During the third quarter of fiscal 2014, we reevaluated the functional currency selection for certain of our international subsidiaries and prospectively applied the U.S. dollar.

Stock-Based Compensation Expense—Beginning in the first quarter of fiscal 2014, we changed the methodology of calculating the expected term, which is one of the assumptions used in determining the fair value of our employee stock options under the Black Scholes option pricing model. The expected term represents the period that our stock-based awards are estimated to be outstanding. We believe that we have sufficient historical experience since becoming a publicly-traded company for estimating the expected term of the stock option awards, and therefore, we calculated our expected term based on historical experience instead of using the simplified method.

Currency Translation Adjustment—Prior to the third quarter of fiscal 2014, the assets and liabilities of our international subsidiaries were translated into U.S. dollars using the applicable exchange rates. The resulting foreign translation adjustments were included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) and in the consolidated statements of comprehensive income.

We reevaluated the selected functional currency of our international subsidiaries due to the nature of our business operations. We recorded the cumulative impact of the reevaluation of the functional currency in the condensed consolidated statement of operations for the three months ended September 30, 2014. The remeasurement of the assets and liabilities of all international subsidiaries will be recorded in the consolidated statement of operations prospectively. The impact of this reevaluation is not material for any of our previously issued financial statements.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2014, we moved into our new corporate headquarters and estimated the useful life of the building and related improvements to be 20 years. The useful life of furniture and fixtures placed in service in the new building is estimated to be 3 to 5 years.

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

2. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$587,087	$763	$(606)	$587,244
Commercial paper	58,250	4	(1)	58,253
Municipal bonds	33,260	42	(25)	33,277
Certificates of deposit and term deposits	21,143	1	—	21,144
U.S. government and agency securities	5,748	2	(5)	5,745
Total available-for-sale securities	$705,488	$812	$(637)	$705,663

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$603,185	$1,506	$(374)	$604,317
Commercial paper	69,356	7	—	69,363
Municipal bonds	38,815	48	(20)	38,843
Certificates of deposit and term deposits	12,645	3	—	12,648
U.S. government and agency securities	2,000	1	—	2,001
Total available-for-sale securities	$726,001	$1,565	$(394)	$727,172

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$244,554	$(605)	$1,017	$(1)	$245,571	$(606)
Commercial paper	2,396	(1)	—	—	2,396	(1)
Municipal bonds	12,201	(25)	2,000	—	14,201	(25)
U.S. government and agency securities	4,745	(5)	—	—	4,745	(5)
Total available-for-sale securities	$263,896	$(636)	$3,017	$(1)	$266,913	$(637)

	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$182,795	$(374)	$500	$—	$183,295	$(374)
Commercial paper	7,897	—	—	—	7,897	—
Municipal bonds	14,736	(20)	—	—	14,736	(20)
Total available-for-sale securities	$205,428	$(394)	$500	$—	$205,928	$(394)

The contractual maturities of our investments are as follows (in thousands):

	September 30, 2014	December 31, 2013
Due within one year	$402,495	$375,497
Due within one to three years	303,168	351,675
Total	$705,663	$727,172

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in Other expense—net in our condensed consolidated statements of operations.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the declines in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor it is more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of September 30, 2014.

Realized gains and losses from the sale of available-for-sale securities were not significant in any of the periods presented.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$587,244	$—	$587,244	$—	$604,317	$—	$604,317	$—
Commercial paper	58,253	—	58,253	—	71,363	—	71,363	—
Municipal bonds	33,277	—	33,277	—	38,843	—	38,843	—
Certificates of deposit and term deposits	21,144	—	21,144	—	12,648	—	12,648	—
Money market funds	20,125	20,125	—	—	5,724	5,724	—	—
U.S. government and agency securities	5,745	1,998	3,747	—	2,001	—	2,001	—
Total	$725,788	$22,123	$703,665	$—	$734,896	$5,724	$729,172	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—	$1,850	$—	$—	$1,850
Total	$—	$—	$—	$—	$1,850	$—	$—	$1,850

Reported as:
Cash equivalents	$20,125				$7,724
Short-term investments	402,495				375,497
Long-term investments	303,168				351,675
Total	$725,788				$734,896

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2014.

We classified the fair value of contingent consideration arising from the acquisition of Coyote Point Systems, Inc. (“Coyote”) (see Note 5), as a Level 3 liability since it is based on a probability-based income approach that includes significant unobservable inputs. The significant unobservable inputs include projected revenues and the percentage probability of occurrence to determine the fair value of the payment.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the fair value of our contingent consideration liability was as follows (in thousands):

As of December 31, 2013	$1,850
Less change in fair value of contingent consideration	(1,143)
As of March 31, 2014	707
Less change in fair value of contingent consideration	(707)
As of September 30, 2014	$—

Decreases in the projected revenues of Coyote following the acquisition resulted in reductions to the fair value of the contingent consideration and the changes are included in research and development expense in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including Goodwill, Other intangible assets—net, and investments in privately-held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

During the nine months ended September 30, 2014, a decrease in the projected cash flow from Coyote resulted in an impairment charge of $2.4 million to adjust the total fair value of the other intangible assets acquired from Coyote to $2.0 million. The impairment charge is included within Cost of product revenue in the condensed consolidated statements of operations.

We classified the intangible assets acquired from Coyote as Level 3 assets due to the lack of observable inputs to determine fair value. Significant inputs used in the determination of fair value based on the probability-weighted income approach primarily include internal cash flow projections and discount rates.

As of December 31, 2013, we did not have any assets or liabilities measured at fair value on a nonrecurring basis.

3. INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$5,922	$4,319
Finished goods	40,370	40,093
Consigned inventory	5,052	4,260
Inventory	$51,344	$48,672

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$13,895	$13,895
Building and building improvements	17,546	610
Evaluation units	29,181	23,442
Computer equipment and software	31,010	23,556
Furniture and fixtures	4,655	1,697
Construction-in-progress	5,326	10,947
Leasehold improvements	7,595	4,303
Total property and equipment	109,208	78,450
Less: accumulated depreciation	(52,396)	(41,798)
Property and equipment—net	$56,812	$36,652

Beginning in the first quarter of 2014, we reclassified certain fixed assets between categories in the table above to better reflect the nature of these fixed assets. Prior period amounts have also been reclassified to conform to the current period presentation. The impact of the reclassification is not material.

Depreciation expense was $5.4 million and $3.8 million during the three months ended September 30, 2014 and September 30, 2013, respectively. Depreciation expense was $15.3 million and $10.4 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. BUSINESS COMBINATIONS

Coyote Point Systems

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote, a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also included a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results are met within two years of the acquisition date. As of September 30, 2014, we have estimated that no contingent earn-out payment thresholds will be met.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

We recorded $2.8 million of goodwill from the acquisition of Coyote. There were no impairments to goodwill during the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we reassessed the fair value and the remaining useful life of the developed technologies acquired from Coyote. Based on this reassessment, we recorded an impairment charge of $2.4 million to adjust the total fair value of the other intangible assets acquired from Coyote to $2.0 million. The impairment charge is included within Cost of product revenue in the condensed consolidated statements of operations. Subsequent to the impairment, the remaining carrying value of the Coyote developed technologies will be amortized on a straight-line basis over an estimated remaining useful life of approximately five years.

The following tables present other intangible assets—net (in thousands):

	September 30, 2014
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$5,606	$2,877	$2,729
Customer relationships	500	125	375
Total other intangible assets—net	$6,106	$3,002	$3,104

	December 31, 2013
	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	$8,971	$2,568	$6,403
Customer relationships	500	62	438
Total other intangible assets—net	$9,471	$2,630	$6,841

Amortization expense was $0.2 million and $0.4 million during the three months ended September 30, 2014 and September 30, 2013, respectively. Amortization expense was $1.2 million and $1.1 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net (in thousands):

Amount
Years Ending December 31:
2014 (remainder)	$273
2015	1,091
2016	785
2017	425
2018	425
Thereafter	105
Total	$3,104

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income	$4,056	$11,029	$18,530	$32,257

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	164,294	162,906	163,289	162,150
Diluted shares:
Weighted-average common stock outstanding-basic	164,294	162,906	163,289	162,150
Effect of potentially dilutive securities:
Stock options	4,405	5,525	4,728	5,844
RSUs	993	213	692	50
ESPP	35	22	26	10
Weighted-average shares used to compute diluted net income per share	169,727	168,666	168,735	168,054
Net income per share:
Basic	$0.02	$0.07	$0.11	$0.20
Diluted	$0.02	$0.07	$0.11	$0.19

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	3,023	6,640	4,101	7,364
RSUs	696	1,416	879	2,383
ESPP	226	407	133	399
	3,945	8,463	5,113	10,146

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Product	$2,685	$2,915
Services and other	497,327	429,713
Total deferred revenue	$500,012	$432,628
Reported As:
Current	$329,132	$293,664
Non-current	170,880	138,964
Total deferred revenue	$500,012	$432,628

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of September 30, 2014 (in thousands):

	Total	2014 (remainder)	2015	2016	2017	2018	Thereafter
Operating lease commitments	$39,575	$2,495	$9,411	$7,590	$6,649	$5,467	$7,963
Less: Sublease rental income	642	193	449	—	—	—	—
Operating lease commitments—net	38,933	2,302	8,962	7,590	6,649	5,467	7,963
Purchase commitments	76,355	53,006	23,349	—	—	—	—
Other contractual commitments	24,176	19,530	3,592	813	241	—	—
Total	$139,464	$74,838	$35,903	$8,403	$6,890	$5,467	$7,963

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. The terms of certain operating leases provide for renewal options. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.6 million and $2.4 million during the three months ended September 30, 2014 and September 30, 2013, respectively. Rent expense was $7.7 million and $7.1 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Purchase Commitments and Other Contractual Commitments—In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2014, we had $76.4 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2014, we had $24.2 million in other purchase commitments.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Accrued warranty balance—beginning of the period	$3,037	$2,309
Warranty costs incurred	(2,597)	(2,670)
Provision for warranty for the period	3,786	3,134
Adjustment related to pre-existing warranties	(540)	274
Accrued warranty balance—end of the period	$3,686	$3,047

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

10. STOCKHOLDERS’ EQUITY

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term in years	4.9	4.6	4.9	4.6
Volatility	40.7%	47.8%	43.1%	47.8%
Risk-free interest rate	1.6%	1.2%	1.7%	1.2%
Dividend rate	—	—	—	—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2013	15,521	$13.18
Granted	320	22.36
Forfeited	(390)	24.15
Exercised	(3,216)	8.25
Balance—September 30, 2014	12,235	14.37
Options vested and expected to vest—September 30, 2014	12,205	$14.35	2.82	$136,230
Options exercisable—September 30, 2014	10,244	$12.59	2.48	$131,847

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2014, for all in-the-money options. As of September 30, 2014, total compensation expense related to unvested stock options granted to employees but not yet recognized was $22.9 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.47 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted-average fair value per share granted	$9.13	$8.61	$8.76	$8.61
Intrinsic value of options exercised	$17,728	$7,880	$49,490	$36,997
Fair value of options vested	$4,393	$5,063	$13,163	$21,553

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2013	4,199	$22.00
Granted	3,359	22.44
Forfeited	(342)	21.85
Vested	(1,197)	22.31
Balance—September 30, 2014	6,019	$22.27
RSUs expected to vest—September 30, 2014	5,699	$22.27

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2014, total compensation expense related to unvested RSUs that were granted to employees and non-employees under our 2009 Equity Incentive Plan, but not yet recognized, was $128.3 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.02 years.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Shares withheld for taxes	124	45	381	45
Amount withheld for taxes	$2,985	$966	$8,506	$966

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected term in years	0.5	0.5	0.5	0.5
Volatility	31.9%	35.1%	34.1%	44.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend rate	—	—	—	—

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted-average fair value per share granted	$6.03	$5.04	$5.91	$6.11
Shares issued under the ESPP	346	344	770	672
Weighted-average price per share issued	$19.38	$17.90	$18.17	$18.88

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of product revenue	$60	$91	$351	$277
Cost of services and other revenue	1,522	1,297	4,214	3,543
Research and development	4,505	3,548	12,558	9,605
Sales and marketing	7,397	5,215	18,890	13,927
General and administrative	1,183	1,627	6,300	4,432
Total stock-based compensation expense	$14,667	$11,778	$42,313	$31,784

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	$4,282	$5,180	$13,395	$15,801
RSUs	9,275	5,408	25,886	12,439
ESPP	1,110	1,190	3,032	3,544
Total stock-based compensation expense	$14,667	$11,778	$42,313	$31,784

Total income tax benefit associated with stock-based compensation that is included as part of the provision for income taxes in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income tax benefit associated with stock-based compensation	$4,225	$3,176	$11,821	$9,557

Share Repurchase Program

On December 6, 2013, our Board of Directors (“Board”) authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program may be suspended, modified or discontinued at any time without prior notice. During the three and nine months ended September 30, 2014, we repurchased 0.4 million and 1.4 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $10.7 million and $33.2 million, respectively. As of September 30, 2014, $127.9 million remained authorized for future share repurchases under the Program.

11. INCOME TAXES

The effective tax rate was 74% for the three months ended September 30, 2014, compared to an effective tax rate of 40% for the three months ended September 30, 2013. The effective tax rate was 55% for the nine months ended September 30, 2014, compared to an effective tax of 36% for the nine months ended September 30, 2013. The provision for income taxes for the periods presented is comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, discrete taxes resulting from an increase in tax reserves, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates.

As of September 30, 2014 and December 31, 2013, unrecognized tax benefits were $39.4 million and $30.2 million, respectively. The total amount of $39.4 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014, we had accrued approximately $1.6 million for estimated interest related to uncertain tax positions.

12. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan, under the 401(k) Plan, allows participating employees to defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions up to the maximum contribution limits under the Income Tax Act. Our Board approved 50% matching contributions on employee contributions up to 4% of each employee’s

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for the three months ended September 30, 2014 and September 30, 2013 were $0.7 million and $0.6 million, respectively. Our matching contributions to the 401(k) Plans and RRSP for the nine months ended September 30, 2014 and September 30, 2013 were $1.9 million and $1.6 million, respectively.

13. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The following table sets forth revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Americas:
United States	$50,329	$40,654	$144,794	$114,257
Other Americas	31,889	24,794	88,241	63,844
Total Americas	82,218	65,448	233,035	178,101
Europe, Middle East, and Africa (“EMEA”)	66,157	51,373	185,354	149,500
Asia Pacific and Japan (“APAC”)	44,973	37,878	128,006	110,346
Total revenue	$193,348	$154,699	$546,395	$437,947

The following customers, each of which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Exclusive Networks Group	15%	11%	14%	11%
Fine Tec Computer	11%	—	—	—

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	September 30, 2014	December 31, 2013
Exclusive Networks Group	13%	13%
Fine Tec Computer	15%	—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth property and equipment by geographic region (in thousands):

Property and Equipment—Net	September 30, 2014	December 31, 2013
Americas:
United States	$45,234	$29,334
Canada	5,884	4,372
Other Americas	411	45
Total Americas	51,529	33,751
EMEA	2,221	1,273
APAC	3,062	1,628
Total property and equipment—net	$56,812	$36,652

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2014 (in thousands):

	September 30, 2014
	Foreign Currency Translation Gains And Losses	Unrealized Gains And Losses On Investments	Tax Benefit Or Provision Related To Items Of Other Comprehensive Income Or Loss	Total
Balance as of December 31, 2013	$333	$1,168	$(409)	$1,092
Other comprehensive income before reclassifications	(333)	(984)	345	(972)
Amounts reclassified from accumulated other comprehensive income	—	(9)	3	(6)
Net current-period other comprehensive income	(333)	(993)	348	(978)
Balance as of September 30, 2014	$—	$175	$(61)	$114

The following table provides details about the reclassification out of accumulated other comprehensive income for the nine months ended September 30, 2014 (in thousands):

September 30, 2014
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In The Statement Where Net Income Is Presented
Unrealized gains on investments	$(9)	Other expense—net
Tax provision related to items of other comprehensive income or loss	3	Provision for income taxes
Total reclassification for the period	$(6)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. FOREIGN CURRENCY DERIVATIVES

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities, including forward contracts, to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities of one month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other (expense) income—net in the consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in Other (expense) income—net in our condensed consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the GBP and EUR could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts to hedge balance sheet accounts as of September 30, 2014 and December 31, 2013 were (in thousands):

	Buy/Sell	Notional
Currency—As of September 30, 2014
CAD	Buy	$13,242

Currency—As of December 31, 2013
CAD	Buy	$21,867

16. SUBSEQUENT EVENT

On October 17, 2014, our Board extended the share repurchase authorization under the Program through December 31, 2015. As of October 17, 2014, $124.9 million remained authorized for future share repurchases under the Program.

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

•
trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense, and expectations regarding these expenses as a percentage of total revenue;

•	continued investments in research and development to strengthen our technology leadership position and in sales and marketing and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Business Overview

We provide high performance network security solutions, which enable broad, integrated and high performance protection against advanced security threats while simplifying the IT security infrastructure for enterprises, service providers and governmental entities worldwide, including the majority of the Fortune Global 100.
Our core product platform is the FortiGate physical and virtual appliance, which ships with a set of broad security services, including firewall, virtual private network (VPN), application control, intrusion prevention, Web filtering and advanced threat protection (ATP). These security services are enabled by FortiGuard which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate. FortiGate also has extensive networking capability such as switching, routing, native internet protocol version 6 (IPv6) and different modes of deployment. FortiManager provides central management and the FortiAnalyzer provides reporting and analytics. The FortiGate platform can be extended to provide enhanced capabilities. For example, it can be used as a Wireless Controller for Access Points. An external sandbox can also be attached for local ATP analysis.

Customers select the functions or combination of functions that best meet their specific security requirements such as a high-speed data center firewall (DCFW) at the network core, a next-generation firewall (NGFW) at the edge, or a broad unified threat management (UTM) solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -800 series for mid-sized enterprises, to the FortiGate-1000 to -5000 series for large enterprises, telecommunications carriers, and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to intrusion prevention, application control, anti-malware, Web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities.

We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as our FortiSandbox ATP messaging security product, Web application firewalls, databases security product, distributed denial of service attack (DDoS) security product, and endpoint security product for employee computers and mobile devices. Sales of these complementary products and related services represent less than 10% of our total revenue.

Financial Highlights

•
We recorded total revenue of $193.3 million and $546.4 million during the three and nine months ended September 30, 2014, respectively, an increase of 25% during each of these periods compared to the same periods last year. Product revenue was $87.7 million and $249.9 million during the three and nine months ended September 30, 2014, respectively, an increase of 26% and 29%, respectively, compared to the same periods last year. Services and other revenue was $105.6 million and $296.5 million during the three and nine months ended September 30, 2014, respectively, an increase of 24% and 22%, respectively, compared to the same periods last year.

•	Cash, cash equivalents and investments were $963.8 million as of September 30, 2014, an increase of $120.7 million from December 31, 2013.

•	Deferred revenue was $500.0 million as of September 30, 2014, an increase of $67.4 million from December 31, 2013.

•	We generated cash flows from operating activities of $161.2 million during the nine months ended September 30, 2014, an increase of 60% compared to the same period last year.

•	We received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. in January 2014.

•
We repurchased 1.4 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $33.2 million during the nine months ended September 30, 2014.

Revenue grew as a result of our focus on growth and our strategy to invest in our marketing and increase sales capacity during the three and nine months ended September 30, 2014. We also continued to gain traction with several recently introduced FortiGate products, including demand for certain of our high speed, low latency next-generation enterprise data center security products.

We continue to invest in sales and marketing to expand brand awareness and our global sales team and distribution channels to expand our global reach and sales capacity. We continue to focus on selling to large customers, such as enterprise and service providers. As a result, we experienced increased deal volumes driven by traction in enterprise data center deployments and large enterprise deals.

During the three months ended September 30, 2014, our revenue growth was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories, particularly from our entry-level and mid-range products, including our recently introduced FortiGate 300D and 500D enterprise security appliances. Sales of entry-level products (FortiGate-20 to -100 series) and mid-range products (FortiGate-200 to -800 series) increased compared to the same period last year. During the nine months ended September 30, 2014, our revenue growth was primarily driven by an increase in the sale of our high-end products, including our recently introduced FortiGate 1500D and 3700D enterprise security appliances.

During the three and nine months ended September 30, 2014, operating expenses increased by 31% and 30%, respectively, compared to the same periods last year. The increase was primarily driven by our accelerated pace of hiring and marketing investments to support our growth as we continued to invest in expanding our sales coverage, marketing capabilities, developing new products and scaling our customer support organization to meet the needs of our growing customer base. Headcount increased to 2,721 as of September 30, 2014 from 2,238 as of September 30, 2013.

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

	Three Months Ended Or As Of
	September 30, 2014	September 30, 2013
	(in thousands)
Revenue	$193,348	$154,699
Deferred revenue	$500,012	$400,173
Increase in deferred revenue	$19,810	$10,491
Billings (non-GAAP)	$213,158	$165,190
Cash, cash equivalents and investments	$963,759	$841,005
Net cash provided by operating activities	$56,518	$25,384
Free cash flow (non-GAAP)	$50,738	$22,224

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from FortiGuard subscription and FortiCare support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings (Non-GAAP). We define billings as revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive deferred revenue, which is an important indicator of the health and visibility of our business, and has historically, represented a majority of the quarterly revenue that we recognize. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Billings:
Revenue	$193,348	$154,699
Add increase in deferred revenue	19,810	10,491
Total billings (Non-GAAP)	$213,158	$165,190

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities less capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock, and strengthening the balance sheet. Analysis of free cash flow facilitates comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balances for the period because it excludes cash used for capital expenditures and cash provided by or used for other investing and financing activities. We compensate for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$56,518	$25,384
Less purchases of property and equipment	(5,780)	(3,160)
Free cash flow (Non-GAAP)	$50,738	$22,224

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

There have been no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2014, as compared to the critical accounting policies and estimates described in the Form 10-K.

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

Results of Operations

Three Months Ended September 30, 2014 and September 30, 2013

Revenue

	Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands except percentages)
Revenue:
Product	$87,731	45%	$69,687	45%	$18,044	26%
Services and other	105,617	55	85,012	55	20,605	24
Total revenue	$193,348	100%	$154,699	100%	$38,649	25%
Revenue by geography:
Americas	$82,218	43%	$65,448	42%	$16,770	26%
Europe, Middle East and Africa (“EMEA”)	66,157	34	51,373	33	14,784	29
Asia Pacific and Japan (“APAC”)	44,973	23	37,878	25	7,095	19
Total revenue	$193,348	100%	$154,699	100%	$38,649	25%

Total revenue increased by $38.6 million, or 25%, in the three months ended September 30, 2014 compared to the same period last year. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions experienced revenue growth compared to the same period last year. Product revenue increased by $18.0 million, or 26%, in the three months ended September 30, 2014, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories, particularly from our entry-level and mid-range products including our recently introduced FortiGate 300D and 500D enterprise security appliances.

Services and other revenue increased by $20.6 million, or 24%, in the three months ended September 30, 2014 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard subscription and FortiCare support contracts sold to a larger customer base.

Cost of revenue and Gross margin

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands except percentages)
Cost of revenue:
Product	$35,636	$27,126	$8,510	31%
Services and other	21,249	16,804	4,445	26
Total cost of revenue	$56,885	$43,930	$12,955	29%
Gross margin:
Product	59.4%	61.1%	(1.7)%
Services and other	79.9	80.2	(0.3)
Total gross margin	70.6%	71.6%	(1.0)%

Total gross margin decreased by 1.0 percentage point in the three months ended September 30, 2014 compared to the same period last year, as product gross margin declined. Product gross margin decreased by 1.7 percentage points in the three months ended September 30, 2014 compared to the same period last year primarily as a result of the sale of a higher mix of entry-level and mid-range products and higher overhead costs. In addition, warranty-related costs increased by $1.4 million. Services and other gross margin decreased by 0.3 percentage points during the three months ended September 30, 2014 as our continued investments in our technical support and global threat research organizations were relatively in line with our rate of growth of services and other revenue. Cost of services and other revenue increased by $4.4 million in the three months ended September 30, 2014 compared to the same period last year, primarily due to a $2.6 million increase in personnel costs related to headcount increases, a $0.8 million increase in professional services and a $0.8 million increase in depreciation and occupancy-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands except percentages)
Operating expenses:
Research and development	$30,790	16%	$26,421	17%	$4,369	17%
Sales and marketing	80,433	42	56,687	37	23,746	42
General and administrative	9,789	5	9,382	6	407	4
Total operating expenses	$121,012	63%	$92,490	60%	$28,522	31%

Research and development

Research and development expense increased by $4.4 million, or 17%, in the three months ended September 30, 2014 compared to the same period last year, primarily due to an increase of $3.4 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher stock-based compensation expense of $1.0 million, higher occupancy-related costs of $0.6 million, and higher consulting service costs of $0.3 million. This increase was partially offset by lower product development expenses, such as third-party testing and prototypes costs of $0.5 million and depreciation and other costs of $0.3 million. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of total revenue to remain at similar levels during the remainder of fiscal 2014.

Sales and marketing

Sales and marketing expense increased by $23.7 million, or 42%, in the three months ended September 30, 2014 compared to the same period last year, primarily due to an increase of $15.3 million in personnel costs as we continued to increase our headcount in order to drive continued market share gains globally. In addition, we increased our investments in marketing, including increasing expenditure on tradeshows, lead generation campaigns and other marketing-related expenses of $3.6 million. Our stock-based compensation expense increased by $2.2 million, depreciation expense, occupancy-related and other costs increased by $1.3 million and travel expense increased by $0.7 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force and marketing campaigns to drive future growth. We intend to continue to make investments in sales and marketing and expect sales and marketing expense as a percentage of total revenue to remain at similar levels or increase during the remainder of fiscal 2014.

General and administrative

General and administrative expense increased by $0.4 million, or 4%, in the three months ended September 30, 2014 compared to the same period last year. Personnel costs increased by $1.2 million as we continued to increase our headcount in order to support our expanding business. The increase was partially offset by lower stock-based compensation expense of $0.4 million and other costs of $0.4 million. We expect general and administrative expense as a percentage of total revenue to remain at similar levels during the remainder of fiscal 2014.

Interest income and Other expense—net

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands except percentages)
Interest income	$1,339	$1,282	$57	4%
Other expense—net	(1,005)	(1,151)	146	(13)

Interest income increased in the three months ended September 30, 2014 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense—net, for the three months ended September 30, 2014 when compared to the same period last year, was the result of lower foreign exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2014	September 30, 2013
	(in thousands except percentages)
Provision for income taxes	$11,729	$7,381	$4,348	59%
Effective tax rate	74%	40%	34%	—

Our effective tax rate was 74% for the three months ended September 30, 2014, compared to 40% for the same period last year. The provision for income taxes for the three months ended September 30, 2014 was comprised primarily of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, discrete taxes resulting from an increase in tax reserves, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate for the three months ended September 30, 2014 as compared to the same period last year was primarily due to a change in the mix of profitability between jurisdictions, an increase in estimated tax liability related to foreign operations, an increase in tax reserves, an increase in non-tax deductible stock-based compensation expense, limitations on utilizing foreign tax credits, and expiration of the U.S. federal research and development credit effective December 31, 2013. The U.S. Congress has not extended the research and development tax credit as of September 30, 2014.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014, we had accrued approximately $1.6 million for estimated interest related to uncertain tax positions.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could impact our future effective tax rate.

Nine Months Ended September 30, 2014 and September 30, 2013

Revenue

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands except percentages)
Revenue:
Product	$249,880	46%	$194,162	44%	$55,718	29%
Services and other	296,515	54	243,785	56	52,730	22
Total revenue	$546,395	100%	$437,947	100%	$108,448	25%
Revenue by geography:
Americas	$233,035	43%	$178,101	41%	$54,934	31%
EMEA	185,354	34	149,500	34	35,854	24
APAC	128,006	23	110,346	25	17,660	16
Total revenue	$546,395	100	$437,947	100%	$108,448	25%

Total revenue increased by $108.4 million, or 25%, in the nine months ended September 30, 2014 compared to the same period last year. The Americas region contributed the largest portion of our revenue growth on both an absolute dollar basis and percentage basis. Product revenue increased by $55.7 million, or 29%, in the nine months ended September 30, 2014, compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories, particularly in our high-end products including our recently introduced FortiGate 1500D and 3700D enterprise security appliances.

Services and other revenue increased by $52.7 million, or 22%, in the nine months ended September 30, 2014 compared to the same period last year due to the recognition of revenue from our increased deferred revenue balance consisting of FortiGuard subscription and FortiCare support contracts sold to a larger customer base.

Cost of revenue and Gross margin

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands except percentages)
Cost of revenue:
Product	$105,230	$77,032	$28,198	37%
Services and other	60,155	49,734	10,421	21
Total cost of revenue	$165,385	$126,766	$38,619	30%
Gross margin:
Product	57.9%	60.3%	(2.4)%
Services and other	79.7	79.6	0.1
Total gross margin	69.7%	71.1%	(1.4)%

Total gross margin decreased by 1.4 percentage points in the nine months ended September 30, 2014 compared to the same period last year, as product gross margin declined. Product gross margin decreased by 2.4 percentage points in the nine months ended September 30, 2014 compared to the same period last year, primarily due to a $2.4 million impairment charge related to certain intangible assets. In addition, warranty-related costs increased by $2.7 million, excess inventory write-offs increased by $1.1 million, and personnel costs increased by $0.6 million. Services and other gross margin increased by 0.1 percentage points during the nine months ended September 30, 2014 as our continued investments in our technical support and global threat research organizations were relatively in line with our rate of growth of services and other revenue. Cost of services and other revenue increased by $10.4 million primarily due to a $6.1 million increase in personnel costs related to headcount increases, a $1.3 million increase in depreciation, a $1.0 million increase in occupancy-related costs, and a $0.7 million increase in stock-based compensation expense.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands except percentages)
Operating expenses:
Research and development	$89,783	16%	$74,913	17%	$14,870	20%
Sales and marketing	222,576	41	162,660	37	59,916	37
General and administrative	29,243	5	26,161	6	3,082	12
Total operating expenses	$341,602	63%	$263,734	60%	$77,868	30%

Research and development

Research and development expense increased by $14.9 million, or 20%, in the nine months ended September 30, 2014 compared to the same period last year, primarily due to an increase of $8.7 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher product development expenses, such as third-party testing, prototypes and supplies, of $3.7 million, higher stock-based compensation expense of $3.0 million, and higher depreciation and occupancy-related costs of $2.2 million. These increases were partially offset by a $3.0 million reversal of estimated contingent consideration.

Sales and marketing

Sales and marketing expense increased by $59.9 million, or 37%, in the nine months ended September 30, 2014 compared to the same period last year, primarily due to an increase of $39.3 million in personnel costs as we continued to increase our headcount in order to drive continued market share gains globally. We also significantly increased marketing-related expenses by $9.2 million as we invested in tradeshows and lead generation campaigns. In addition, we incurred increases in stock-based compensation of $5.0 million, depreciation expense of $2.1 million, travel expense of $1.8 million and other costs of $2.6 million. As a percentage of total revenue, sales and marketing expenses increased as we are accelerating the investment in our sales force and marketing campaigns to drive future growth.

General and administrative

General and administrative expense increased by $3.1 million, or 12%, in the nine months ended September 30, 2014 compared to the same period last year. Personnel costs increased by $2.9 million and stock-based compensation expense increased by $1.9 million as we continued to increase our headcount in order to support our expanding business. The increase in expense was partially offset by a decrease of $0.8 million in professional services fees and $0.9 million in occupancy-related costs including depreciation and supplies.

Interest income and Other expense—net

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	% Change
	(in thousands except percentages)
Interest income	$3,991	$3,988	$3	—
Other expense—net	(1,968)	(1,036)	(932)	90

The change in other expense—net, for the nine months ended September 30, 2014 when compared to the same period last year, was the result of higher foreign exchange losses and the impact of a reevaluation of the functional currency selection of certain of our international subsidiaries.

.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2014	September 30, 2013
	(in thousands except percentages)
Provision for income taxes	$22,901	$18,142	$4,759	26%
Effective tax rate	55%	36%	19%	—

Our effective tax rate was 55% for the nine months ended September 30, 2014, compared to 36% for the same period last year. The provision for income taxes for the nine months ended September 30, 2014 was comprised primarily of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate for the nine months ended September 30, 2014 as compared to the same period last year was primarily due to a change in the mix of profitability between jurisdictions, an increase in estimated tax liability related to foreign operations, an increase in tax reserves, an increase in non-tax deductible stock-based compensation expense, limitations on utilizing foreign tax credits, and expiration of the U.S. federal research and development credit effective December 31, 2013. The U.S. Congress has not extended the research and development tax credit as of September 30, 2014.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$258,096	$115,873
Investments	705,663	727,172
Total cash, cash equivalents and investments	$963,759	$843,045
Working capital	$461,944	$322,485

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Net cash provided by operating activities	$161,218	$100,716
Net cash used in investing activities	(16,508)	(104,148)
Net cash (used in) provided by financing activities	(1,887)	26,008
Effect of exchange rates on cash and cash equivalents	(600)	(1,005)
Net increase in cash and cash equivalents	$142,223	$21,571

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures, stock repurchases, and investments in strategic relationships that we have made or may make in the future. In January 2014, we received a cash payment of $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. We expect to spend up to $7.0 million related to our capital expenditures, primarily related to purchase of computer equipment, expansion of our offices, as well as the implementation of our enterprise resource planning system during the remainder of fiscal 2014. As of September 30, 2014, $127.9 million remained available for future share repurchases under our Share Repurchase Program (“Program”), which will be financed through our available working capital. On October 17, 2014, our board of directors extended the share repurchase authorization under the Program through December 31, 2015. As of October 17, 2014, $124.9 million remained authorized for future share repurchases under the Program.

As of September 30, 2014, our cash, cash equivalents and investments of $963.8 million were held for working-capital purposes and were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return.

As of September 30, 2014, $233.4 million of our cash and investments was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products, share repurchases, and future capital expenditures related to real estate and infrastructure. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during the nine months ended September 30, 2014 provided $161.2 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the nine months ended September 30, 2014 consisted of net income of $18.5 million increased by non-cash adjustments of $65.0 million and changes in operating assets and liabilities of $77.7 million. In January 2014, we received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payments for inventory purchases and payment of income taxes during the period.

Our operating activities during the nine months ended September 30, 2013 provided $100.7 million in cash. The primary sources of cash from operating activities during the nine months ended September 30, 2013 consisted of net income of $32.3 million increased by non-cash adjustments of $50.2 million and changes in operating assets and liabilities of $18.2 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payment for inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with acquisitions.

During the nine months ended September 30, 2014, cash used was primarily due to $26.8 million for our capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $10.3 million.

During the nine months ended September 30, 2013, cash used was primarily due to $89.8 million net purchases of investments, $7.6 million for acquisitions, and $6.7 million for the purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During the nine months ended September 30, 2014, we used $38.2 million and $8.5 million of our cash to repurchase and retire our common stock and pay taxes related to withholding upon the issuance of restricted stock units, respectively. This cash outflow was partially offset by proceeds of $40.5 million from the issuance of common stock under our stock plans, as well as excess tax benefit from employee stock-based compensation of $4.3 million.

During the nine months ended September 30, 2013, we had positive cash flow of $26.0 million from financing activities as a result of proceeds of $24.5 million from the issuance of common stock under our stock plans and an excess tax benefit from employee stock option exercises of $2.5 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the nine months ended September 30, 2014, to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2014, compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, an increase in competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, or if we fail for any reason to continue to capitalize on growth opportunities. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected, and if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and governmental entities. While we have experienced some success selling to service providers and enterprises, we have experienced less traction selling to certain governmental entities and there can be no assurance that we will be successful selling to these customer segments. Sales to enterprises, service providers and governmental entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors, such as Cisco Systems, Inc. (“Cisco”), Sourcefire, Inc. (“Sourcefire”) (acquired by Cisco), Check Point Software Technologies Ltd. (“Check Point”), McAfee, Inc. (“McAfee”) (acquired by Intel Corporation (“Intel”)), Blue Coat Systems, Inc. (“Blue Coat”), FireEye, Inc. (“FireEye”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”) (acquired by Dell Inc. (“Dell”)), Juniper Networks, Inc. (“Juniper”), Stonesoft Corporation (“Stonesoft”) (acquired by McAfee), and F5 Networks, Inc. (“F5 Networks”) that traditionally target enterprises, service providers and governmental entities and that may already have purchase commitments from those end-customers;

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended September 30, 2014, Exclusive Networks Group and Fine Tec Computer, which distributed our solutions to a large group of resellers and end-customers, accounted for 15% and 11% of our total revenue, respectively. During the nine months ended September 30, 2014, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 14% of our total revenue. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We purchased a new enterprise resource planning system during the second quarter of fiscal 2014. We are in the early stages of implementing the new system and, as a result, we have incurred and will continue to incur additional costs in connection with implementing the system. In addition, we may experience some disruption during the system implementation process. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, in the second quarter of 2014, we recognized an impairment charge of $2.4 million for intangible assets from our acquisition of Coyote Point Systems, Inc. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include networking companies such as Cisco and Juniper, security vendors such as Check Point, McAfee (acquired by Intel), Sourcefire (acquired by Cisco), Stonesoft (acquired by McAfee), F5 Networks, SonicWALL (acquired by Dell), Blue Coat, FireEye, and Palo Alto Networks, and other point solution security vendors.

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

Large, well-established providers of networking equipment such as Cisco, F5 Networks, and Juniper offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that as of December 31, 2013, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2014 or future periods. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts. The 1992 Framework remains available during the transition period, which extends through December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. We expect the requirements of the new framework to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant burden on our personnel, systems and resources. It is possible that during the course of the transition to the new framework and its application to our assessment of our internal controls, we may determine that deficiencies exist in our internal controls, possibly rising to the level of material weakness. If we are unsuccessful in our transition, or even if successful, we may fail to achieve and maintain effective internal controls, and we may not be able to conclude that we have effective internal controls over financial reporting. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us or announcements regarding our share repurchase program and the timing and amount of shares we purchase under the program. For example, in the nine months ended September 30, 2014, the closing price of our common stock ranged from $19.02 to $26.78.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	providing for a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	providing that certain litigation matters may only be brought against us in state or federal courts in the State of Delaware;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased in the three months ended September 30, 2014 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2014	180,000	$24.50	180,000	$134,161
August 1 - August 31, 2014	142,564	$25.03	142,564	$130,593
September 1 - September 30, 2014	105,000	$26.06	105,000	$127,857
____________________
(1) On December 6, 2013, our Board of Directors had authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. On October 17, 2014, our Board of Directors extended the share repurchase authorization under the Program through December 31, 2015. As of October 17, 2014, $124.9 million remained authorized for future share repurchases under the Program. This column discloses the number of shares purchased pursuant to the Program during the time periods indicated (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rules 10b5-1 and 10b-18 under the Exchange Act).

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

10.1	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 5, 2014	10.1

10.2	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 5, 2014	10.2

10.3	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 5, 2014	10.3

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________

* Filed herewith.