Form 10-K
period 2014-12-31
FORTINET INC
filed 2015-03-02
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was $3,163,303,736 (based on the closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2015, there were 168,865,460 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

Part I

ITEM 1.    Business

Overview

We provide high performance cyber security solutions to some of the largest enterprise, service providers and government organizations across the globe, including a majority of the 2014 Fortune 100. Our cyber security solutions are fast and secure and designed to provide broad, high-performance protection against dynamic security threats while simplifying the information technology (“IT”) infrastructure of our end-customers worldwide.

Our flagship integrated network security solution consists of our FortiGate physical and virtual appliance products that provide a broad array of integrated security and networking functions to protect data, applications, and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention (“IPS”) anti-malware, application control, virtual private network (“VPN”), web-filtering, vulnerability management, anti-spam, wireless controller, and wide area network (“WAN”) acceleration. Our FortiGate appliances may be deployed as Next Generation Firewalls (“NGFW”), Data Center Firewalls (“DCFW”), Unified Threat Management (“UTM”) systems, Internal Network Firewall (“INFW”), Virtual Machine Firewalls or Cloud Firewalls. Our FortiGate appliances range from the FortiGate-20 series for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, and are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all FortiGate security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our application control, anti-malware, intrusion prevention, web filtering, and anti-spam functionality. Our security services are based on intelligence gathered by our FortiGuard Labs team, which is comprised of a large team of threat researchers who detect threats and help protect our customers. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with the FortiManager product family, which enables end-customers to manage the system configuration and security functions of multiple FortiGate devices from a centralized console, as well as the FortiAnalyzer product family, which enables collection, analysis and archiving of content and log data generated by our products. We also offer other product lines that provide additional protection, such as:

•	FortiAP, secure wireless access points;

•	FortiWeb, security for web-based applications;

•	FortiMail, multi-feature, high performance messaging security;

•	FortiDB, centrally managed database-specific security;

•	FortiClient, endpoint security for desktops, laptops and mobile devices which is primarily used in conjunction with our FortiGate appliances;

•	FortiScan, endpoint vulnerability assessment and remediation;

•	FortiSwitch, Ethernet switches;

•	FortiBridge, bypass appliances to help ensure network availability;

•	FortiAuthenticator, scalable secure authentication for enterprise networks;

•	FortiADC, Application Delivery Controller (“ADC”) optimizing the availability and performance of mobile, cloud, and enterprise applications;

•	FortiSandbox, detecting and mitigating Advanced Persistent Threats (“APTs”);

•	FortiCache, reducing the cost of and impact of cached internet content;

•	FortiDNS, providing secure Domain Name System (“DNS”) caching;

•	FortiDDoS, protection against Distributed Denial of Service (“DDOS”) attacks; and

•	FortiVoice, business telephone communication.

We offer virtual appliances for the FortiGate, FortiManager, FortiAnalyzer, FortiWeb, FortiMail, FortiCache, and FortiADC product lines that can be used in conjunction with traditional Fortinet physical appliances, such as FortiGate, FortiManager, and FortiAnalyzer, to help ensure the visibility, management, and protection of physical and virtual environments. We also offer on-demand cloud-based versions of FortiGate and FortiWeb.

During our fiscal year ended December 31, 2014, we generated total revenue of $770.4 million and net income of $25.3 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of

December 31, 2014 and 2013 and our consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2014, 2013, and 2012.

Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary FortiASIC hardware architecture, FortiOS operating system and associated security and networking functions combine to form a platform that integrates security features and enables our products to perform sophisticated security processing for networks with high throughput requirements.

FortiASIC

Our proprietary FortiASIC family of Application-Specific Integrated Circuits (“ASICs”) is comprised of three lines of processors: the FortiASIC content processor (“CP”), the FortiASIC network processor (“NP”), and the FortiASIC system-on-a-chip (“SOC”). Our custom ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating computation-intensive tasks such as firewall policy enforcement or IPS anomaly detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering additional accelerated firewall and VPN performance. Entry-level FortiGate products (FortiGate 20 to 100 series) often use the SOC2. Mid-range FortiGate products (FortiGate 200 to 800 series) use a central processing unit (“CPU”) and include the NP and CP. The high-end FortiGate products (FortiGate 1000 to 5000 series) use multiple CPUs, CPs and NPs.

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate appliances, from the core kernel functions to the security processing feature sets. FortiOS provides (i) multiple layers of security including a hardened kernel layer providing protection for the FortiGate system, (ii) a network security layer providing security for end-customers’ network infrastructures, and (iii) application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs and provides system management functions such as command-line and graphical user interfaces.

Key high-level functions and capabilities of FortiOS include:

•	helping enable FortiGate appliances to be configured into different security environments such as our Internal Network Firewall, Next Generation Firewall, and the Data Center Firewall;

•	configuration of the physical aspects of the appliance such as ports, Wi-Fi and switching;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	implementation of security updates delivering advanced threat protection, such as IPS, antivirus, and application control;

•	access to cloud-based web and email filtering databases;

•	security policy objects and enforcement;

•	data leak prevention and document finger printing; and

•	real-time reporting and logging.

We make updates to FortiOS available through our FortiCare technical support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include Virtual Domain (“VDOM”), capabilities and traffic queuing and shaping. These features enable administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like payment card industry data security standard (“PCI DSS”). FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching.

Products

Our core product offerings consist of our FortiGate product family, along with our FortiManager central management and FortiAnalyzer central logging and reporting product families, both of which are typically purchased to complement a large FortiGate deployment.

FortiGate

Our flagship FortiGate physical and virtual appliances offer a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. All FortiGate models run on our FortiOS operating system. Substantially all of the FortiGate physical appliances include our FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager which provides central management architecture for up to thousands of FortiGate physical and virtual appliances.

By combining multiple network security functions in our purpose-built security platform, the FortiGate appliances provide broad, high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to mid-sized businesses, large enterprises, service providers and government organizations worldwide.

Each FortiGate model runs on our FortiOS operating system, and substantially all FortiGate physical appliances include our FortiASICs. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -100 series models are designed for perimeter protection for small- to mid-sized businesses. The FortiGate-200 through -800 series models are designed for perimeter deployment in mid-sized to large enterprise networks. And, the FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks.

We also incorporate additional technologies within FortiGate appliances that differentiate our solutions, including data leakage protection (“DLP”), traffic optimization, SSL inspection, threat vulnerability management, and wireless controller technology.

Fortinet Management and Analysis Products

Our FortiManager and FortiAnalyzer physical and virtual products are typically sold in conjunction with a large FortiGate deployment.

FortiManager. Our FortiManager family of products provides a central management solution for our FortiGate products, including the wide variety of network and security features offered within FortiOS. One FortiManager product is capable of managing thousands of FortiGate units, and also provides central management for FortiClient software. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer. Our FortiAnalyzer family of products provides network logging, analyzing, and reporting solutions that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting.

We also offer other physical and virtual appliances and software that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, web-based applications and databases, and employees’ computers or mobile devices.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team uses automated and manual processes to identify emerging threats, collects threat samples, and FortiGuard Labs replicates, reviews and characterizes attacks. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines, and other security solution components to distribute to end-customers. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically with terms of one to three years, to obtain access to regular updates for application control, antivirus, intrusion prevention, web filtering, and anti-spam functions for our FortiGate products; antivirus, web filtering and anti-spam functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiScan products, database functions for our FortiDB appliance, web functions for our FortiWeb appliances, and advanced threat protection for our FortiSandbox products. We provide FortiGuard services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare services are our technical support services for the software, firmware and hardware in our products, as well as our extended product warranty service. In addition to our standard support service offering, we offer a premium service that offers faster response times and dedicated support oriented towards mission-critical applications.

For our standard technical support offering for our products, channel partners often provide first level support to the end-customer, especially for small and mid-sized end-customers, and we typically provide second and third level support to our end-customers. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week through regional technical support centers located worldwide.

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program to help ensure an understanding of our products and services.

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

Customers

We sell our security solutions through channel partners to end-customers of various sizes—from small businesses to large enterprises, government organizations, and service providers—and across a variety of industries including telecommunications, technology, government, financial services, education, retail, manufacturing, and healthcare for a variety of security functions across a variety of deployment scenarios. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customers’ size and security requirements. Many of our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. For information regarding our sales by customer location, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2014, fiscal 2013, and fiscal 2012, one distributor, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 15%, 12%, and 11% of total revenue, respectively.

Sales and Marketing

We primarily sell our products and services directly to distributors that sell to networking, security, and enterprise-focused resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, very large service providers and major systems integrator partners who have large purchasing power and unique customer deployment demands. We work with many of the world’s leading technology distributors, including Exclusive Networks Group, Ingram Micro Inc., Fine Tec Computer, and Arrow Electronics, Inc and enterprise security-focused resellers including Accuvant and Fishnet Security.

We support our channel partners with a team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales team often helps drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to help address their unique security and deployment requirements. Our sales cycle for an initial end-customer purchase typically ranges from three to six months but can be longer especially for large enterprises, service providers and government organizations. To support our broadly dispersed global channel and end-customer base, we have sales offices in over 30 countries around the world.

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We execute this strategy by leveraging a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, product marketing, channel marketing, event marketing, communications and sales support programs. We focus our resources on programs, tools and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In fiscal 2014, we invested in sales and marketing to capture market share, particularly in the enterprise market where enterprise customers tend to have a higher lifetime value, and to accelerate our growth. We intend to continue investing in sales and marketing in order to capture additional market share in the high-return enterprise market, which we believe also offers higher lifetime value.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro-Star International Co., Ltd., Adlink Technology, Inc., Senao Networks, Inc., and a number of Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our headquarters in Sunnyvale, California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary FortiASICs, which are the key to the performance of our appliances, are fabricated by contract manufacturers in foundries operated by United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). Faraday Technology Corporation (using UMC’s foundry), Kawasaki Microelectronics America, Inc. (“K-Micro”) (using TSMC’s foundry) and Renesas Electronics Corporation (“Renesas”) (using UMC’s foundry) manufacture our ASICs on a purchase order basis. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for the fabrication of our ASICs could be increased on short notice.

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

Research and Development

We focus our research and development efforts on developing new products and systems, and adding new features to existing products and systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and sales and marketing.

Our research and development expense was $122.9 million in fiscal 2014, $102.7 million in fiscal 2013 and $81.1 million in fiscal 2012.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2014, we had 191 issued U.S. and foreign patents and 156 pending U.S.

and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our rights in our technology, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Third parties have asserted, are currently asserting, and may in the future assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers, distributors and certain resellers against claims that our products infringe the intellectual property of third parties.

Seasonality

For information regarding seasonality in our sales, see the section entitled “—Quarterly Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include the following:

•product performance, features, effectiveness, interoperability and reliability;
•our ability to add and integrate new networking and security features and technological expertise;
•compliance with industry standards and certifications;
•price of products and services and total cost of ownership;
•brand recognition;
•customer service and support;
•sales and distribution capabilities;
•size and financial stability of operations; and
•breadth of product line.

Our competitors include Cisco Systems, Inc. (“Cisco”), Juniper Networks, Inc. (“Juniper”), Check Point Software Technologies Ltd. (“Check Point”), Intel (through its acquisition of McAfee, Inc. (“McAfee”)), F5 Networks, Inc. (“F5 Networks”), Dell Inc. (through its acquisition of SonicWALL, Inc. (“SonicWALL”) , BlueCoat Systems, Inc. (“BlueCoat”), FireEye, Inc. (“FireEye”) and Palo Alto Networks, Inc. (“Palo Alto Networks”), amongst others.

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

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, market their products better, or achieve greater market acceptance than us. In addition, our larger competitors often have broader product lines, are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Employees

As of December 31, 2014, our total headcount was 2,854 full-time equivalent employees. None of our U.S. employees are represented by a labor union; however, our employees in Belgium, Finland, France, Italy, and Spain are represented by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

•
the timing of shipments, which may depend on many factors such as inventory levels, logistics, shipping delays at ports or otherwise, our ability to ship new products on schedule and to accurately forecast inventory requirements, and potential delays in the manufacturing process;

•	inventory imbalances, such as those related to new products and the end of life of existing products;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting cycles and purchasing practices of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

•	timing and level of our investments in sales and marketing;

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy and timing of point of sale reporting by our “sell-through” channel partners, which impacts our ability to recognize revenue;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in end-customer, distributor or reseller requirements or market needs and buying practices and patterns;

•	changes in the growth rate of the network security markets;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners, or end-customers;

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

•	price competition, and increased competitiveness in general in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, weak economic conditions in certain geographies, or a reduction in information technology spending regardless of macro-economic conditions, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings and revenue growth may slow or may not continue.

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, increased competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, or if we fail for any reason to continue to capitalize on growth opportunities. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected, and if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from FortiGuard security subscription and FortiCare technical support services which may decline, and because we recognize revenue from FortiGuard security subscription and FortiCare technical support services over the term of the relevant service period, downturns or upturns in sales of FortiGuard security subscription and FortiCare technical support services are not immediately reflected in full in our operating results.

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new, or renewals of existing FortiGuard security subscription and FortiCare technical support services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription or FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, but in some instances has been as long as five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters. Consequently, a decline in new or renewed FortiGuard security subscription or FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscriptions or FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•	protectionist policies and penalties, and local laws and requirements that may be adversely impact U.S. headquartered business’s sales in certain countries outside of the United States;

•
costs of complying with U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers, and economic sanctions;

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government organizations. While we have experienced some success selling to service providers and enterprises, we have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customer segments. Sales to enterprises, service providers and government organizations involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•	increased competition from competitors that traditionally target enterprises, service providers and government organizations and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	unanticipated changes in the capital resources of or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases;

•
more stringent support requirements in our support service contracts, including stricter support response times, more complex requirements, and increased penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services.

Large enterprises, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by enterprises, service providers and government organizations are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Enterprises, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages due to more demand for certain products than we had forecasted. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 33% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments based on trade compliance requirements, or any shipment delays based on labor disputes at shipping ports, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products and to improve lead generation, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on certain marketing activities. While we have recently been increasing our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenues. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During fiscal 2014, fiscal 2013, and fiscal 2012, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 15%, 12%, and 11% of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

 Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic or cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any actual, possible, or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which will harm our reputation; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

Our business and operations have experienced growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and receipt of customer purchase orders through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We purchased a new enterprise resource planning system during the second quarter of fiscal 2014. We are in the early stages of implementing the new system and, as a result, we have incurred and will continue to incur additional costs in connection with implementing the system. In addition, we may experience some disruption during the system implementation process. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

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

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems, or strike or other labor disruption, at one of our manufacturing partners or shipping ports or locations would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore manufacturing cost increases for any reason could result in lower gross margins.

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

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country.  As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls.  Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

A majority of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

A portion of our revenue is generated by sales to government organizations, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government organizations. Sales to government organizations are subject to a number of risks. Selling to government organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense, with long sales cycles and without any assurance that we will win a sale.

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

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. federal government agencies, and any future sales to government organizations is uncertain. All of our sales to government organizations have been made indirectly through our distribution channel. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

We will not succeed unless the marketplace is confident that we provide effective network security protection. Because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third party of our internal network, if an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our products and services. In addition, such a security breach could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers. If this happens, our revenue could decline and our business could suffer.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, service provider and government organization end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with enterprises, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in the research and development tax credit laws;

•	transfer pricing adjustments;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development, and impairment of goodwill;

•	tax costs related to intercompany realignments;

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

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.

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

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the

United States or other countries, and in some circumstances we may be required to indemnify a customer in full, without a limitation on liability, for certain liabilities, including potential liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not cover such claim at all or may not adequately cover any claim asserted against us, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption, and terrorism.

A significant natural disaster, such as an earthquake, fire, power outages, floods, or other catastrophic events could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in us missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners, or end-customers or the economy as a whole. For example, recently, ports in the west coast of the United States have experienced work slowdowns related to ongoing union labor contract negotiations. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Demand for our products may be limited by market perception that individual products from one vendor that provide multiple layers of security protection in one product are inferior to point solution network security solutions from multiple vendors.

Sales of most of our products depend on increased demand for incorporating broad security functionality in one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small and medium sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider, and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us exposing a “single point of failure” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Blue Coat, Check Point, Cisco, Dell/SonicWall, F5 Networks, FireEye, Intel/McAfee, Juniper, Palo Alto Networks, and others.

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

We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners whom we typically indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities, or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

We have several on-going patent lawsuits and, several non-practicing entity patent holding companies have sent us letters proposing that we license certain of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2014 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2014, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in fiscal 2015 or future periods. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”), which was originally issued in 1992 to help organizations design, implement and evaluate the effectiveness of internal controls. As of December 31, 2014, we completed our transition to the 2013 Framework. We expect the continuing requirements of the new framework to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant burden on our personnel, systems and resources. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us or announcements regarding our share repurchase program and the timing and amount of shares we purchase under the program. For example, in fiscal 2014, the closing price of our common stock ranged from $19.02 to $31.31.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

In March 2014, we moved our corporate headquarters to 899 Kifer Road, Sunnyvale, California, where we own approximately 164,000 square feet of office and building space.
Internationally, we lease approximately 14,000 square feet of data center space and a total of approximately 98,000 square feet of office space in two buildings in Burnaby, Canada under various leases that expire between July 2015 and July 2020; approximately 24,000 square feet and 31,000 square feet of office space in Ottawa, Canada under a lease that expires in May 2015 and June 2018, respectively; approximately 19,000 square feet of office space in Sophia, France under a lease that expires in December 2017; and approximately 26,000 square feet of office space in Beijing, China under a lease that expires in August 2015. We also lease sales and support offices in Australia, Austria, Belgium, the Czech Republic, Egypt, Finland, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Poland, Russia, Saudi Arabia, Singapore, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. We believe that our existing properties are sufficient and suitable for the conduct of our business.

For information regarding the geographical disbursement of our property and equipment, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.     Legal Proceedings

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

	2014		2013
	High	Low	High	Low
Fourth Quarter	$31.31	$23.44	$21.98	$16.76
Third Quarter	$26.78	$23.69	$21.43	$17.28
Second Quarter	$25.13	$20.36	$22.98	$16.53
First Quarter	$23.86	$19.02	$25.00	$19.06

Holders of Record

As of February 20, 2015, there were 69 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph shows a comparison from November 18, 2009 through December 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and The NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	December 2009	December 2010	December 2011	December 2012	December 2013	December 2014
Fortinet, Inc.	$100	$184	$248	$239	$218	$349
NASDAQ Composite	$100	$117	$115	$133	$184	$209
NASDAQ Computer	$100	$117	$118	$133	$175	$210

_______________________
* $100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 6, 2013, our board of directors authorized a Share Repurchase Program (the “Program”), to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. On October 17, 2014, our board of directors extended the Program through December 31, 2015. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In fiscal 2014, we repurchased 1.6 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $38.6 million. The timing and amounts of these purchases were based on market conditions and other factors, including price, and regulatory requirements. The share repurchases were financed by available cash balances. As of December 31, 2014, $122.5 million remained available for future share repurchases under the Program.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	178,967	$24.74	178,967	$123,429
November 1 - November 30, 2014	35,000	$26.71	35,000	$122,494
December 1 - December 31, 2014	—	$—	—	$122,494

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$770,364	$615,297	$533,639	$433,576	$324,696
Operating income	$59,324	$72,090	$100,475	$88,904	$55,341
Net income	$25,343	$44,273	$66,836	$62,492	$41,245
Net income per share :
Basic	$0.15	$0.27	$0.42	$0.41	$0.29
Diluted	$0.15	$0.26	$0.40	$0.38	$0.26
Weighted-average shares outstanding:
Basic	163,831	162,435	158,074	152,581	140,726
Diluted	169,289	168,183	166,329	163,781	156,406

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$991,744	$843,045	$739,586	$538,687	$387,460
Total assets	$1,424,774	$1,168,464	$975,497	$734,747	$545,422
Total stockholders’ equity	$675,966	$585,760	$510,934	$358,354	$232,454

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service and other revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	growing our sales to large enterprises, service providers, and government organizations;

•	trends in revenue, costs of revenue, and gross margin;

•
trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development to strengthen our technology leadership position and the impact of those investments;

•	continued investments in sales and marketing to drive market share gains and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•	the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Business Overview

We provide high performance cyber security solutions to some of the largest enterprises, service providers and government organizations across the globe, including a majority of the 2014 Fortune 100. Our cyber security solutions are fast and secure and designed to provide broad, high-performance protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Our core product platform is the FortiGate physical and virtual appliance, which ships with a set of broad security services, including firewall, VPN, application control, intrusion prevention, web filtering and advanced threat protection (“ATP”). These security services are enabled by FortiGuard which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance. FortiGate also has extensive networking capability such as switching, routing, native internet protocol version 6 (“IPv6”) and different modes of deployment. FortiManager provides central management and FortiAnalyzer provides reporting and analytics. The FortiGate platform can be extended to provide enhanced capabilities. For example, it can be used as a wireless controller for access points. An external sandbox can also be attached for local ATP analysis.

Customers select the functions or combination of functions that best meet their specific security requirements such as a high-speed DCFW at the network core, a NGFW at the edge, or a broad UTM solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -800 series for mid-sized enterprises, to the FortiGate-1000 to -5000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management and analysis and reporting capabilities.

We complement our core FortiGate product line with other appliances and software that offer additional protection from security threats to other critical areas of the enterprise, such as our wireless access point, advanced threat protection, secure email gateway, web application firewalls, application delivery controllers, databases security product, DDoS security product, and endpoint security product for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters, although these products still represented less than 10% of our total revenue in fiscal 2014.

Financial Highlights

•
We recorded total revenue of $770.4 million in fiscal 2014, an increase of 25% compared to fiscal 2013. Product revenue was $360.6 million, an increase of 30% compared to fiscal 2013. Services and other revenue was $409.8 million in fiscal 2014, an increase of 22% compared to fiscal 2013.

•	Cash, cash equivalents and investments were $991.7 million as of December 31, 2014, an increase of $148.7 million, or 18%, from December 31, 2013.

•	Deferred revenue was $558.8 million as of December 31, 2014, an increase of $126.1 million, or 29%, from December 31, 2013.

•	We generated cash flows from operating activities of $196.6 million in fiscal 2014, an increase of $49.2 million, or 33%, compared to fiscal 2013.

•	We received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. in January 2014.

•	We repurchased 1.6 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $38.6 million in fiscal 2014.

Revenue grew as a result of our focus on growth and our strategy to increase sales capacity and invest in our marketing activities during fiscal 2014. We also continued to gain traction with several recently introduced FortiGate products, including demand for certain of our high speed, low latency next-generation enterprise data center security products.

During fiscal 2014, we made significant investments in sales and marketing to increase brand awareness and grow our global sales force and distribution channels to expand our global presence both geographically and by industry segment. We continue to focus on selling to large customers, such as enterprise, service providers and government organizations worldwide. As a result, we had increased sales from large enterprises and enterprise data center deployments, with particular strength in the telecommunication, technology, government, and financial sectors.

In fiscal 2014, sales of high-end FortiGate products (FortiGate-1000 to -5000 series) increased due to enterprise adoption of our high-end appliances such as the FortiGate-1500D and 3700D. The percentage of our FortiGate related billings from high-end products increased from 34% in fiscal 2013 to 38% in fiscal 2014, while the mid-range products decreased from 29% in fiscal 2013 to 26% in fiscal 2014 and the entry-level products decreased from 38% in fiscal 2013 to 36% in fiscal 2014.

We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains, as evidenced by our introduction of the FortiGate-1500D and -3700D enterprise security appliances.

In fiscal 2014, operating expenses increased 32% compared to fiscal 2013. The increase was primarily driven by our accelerated pace of hiring and marketing investments to support our growth as we continued to invest in expanding our sales coverage, marketing capabilities, developing new products and scaling our customer support organization to meet the needs of our customer base. Headcount, including full time equivalent employees, increased to 2,854 as of December 31, 2014 from 2,308 as of December 31, 2013.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors who sell to resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, who have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical and virtual appliances. We invoice at the time of our sale for the total price of the products and subscription and technical support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front based on the allocated revenue value and defer revenue for the sale of new, and renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts. We recognize the related services revenue over the service period, which is typically one to three years from the date the end-customer registers for these services (the date on which the services can first be used by the customer), although it can be as long as five years. Sales of new and renewal services increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “—Components of Operating Results,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Year Ended or As of December 31,
	2014	2013	2012
	(in thousands)
Revenue	$770,364	$615,297	$533,639
Deferred revenue	$558,757	$432,628	$363,185
Increase in deferred revenue	$126,129	$69,443	$68,352
Billings (non-GAAP)	$896,493	$684,190	$601,991
Cash, cash equivalents and investments	$991,744	$843,045	$739,586
Net cash provided by operating activities	$196,582	$147,384	$183,866
Free cash flow (non-GAAP)	$164,385	$133,507	$161,783

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from FortiGuard security subscription and FortiCare support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings (Non-GAAP).We define billings as revenue recognized during a period plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations during the period. We consider billings to be a useful metric for management and investors because deferred revenue, which is impacted by billings, is an important indicator of the health and visibility of our business, and revenue from previously deferred amounts has historically represented a majority of the revenue that we recognize in any particular period. There are a number of limitations related to the use of billings as opposed to revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Billings:
Revenue	$770,364	$615,297	$533,639
Increase in deferred revenue	126,129	69,443	68,352
Less deferred revenue balance acquired in business combination	—	(550)	—
Total billings (Non-GAAP)	$896,493	$684,190	$601,991

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities less capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock, and strengthening the balance sheet. Analysis of free cash flow facilitates comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow as opposed to the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balances for the period because it excludes cash used for capital expenditures and cash provided by or used for other investing and financing activities. We compensate for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$196,582	$147,384	$183,866
Less purchases of property and equipment	(32,197)	(13,877)	(22,083)
Free cash flow (Non-GAAP)	$164,385	$133,507	$161,783

Components of Operating Results

Revenue

We generate the majority of our revenue from sales of our products and FortiGuard security subscription and FortiCare technical support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiManager, FortiAnalyzer, FortiSwitch, FortiMail, FortiDB, FortiWeb, FortiAP, FortiScan, FortiCarrier, FortiBalancer, FortiCache, FortiVoice, FortiBridge, FortiDDoS, FortiDNS, FortiSandbox, FortiADC, and FortiAuthenticator appliances, and our FortiClient and virtual domain, or VDOM, software. For arrangements which include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize product revenue on sales to distributors that have no general right of return and direct sales to end-customers upon shipment, once all other revenue recognition criteria have been met. Certain distributors that stock our products are granted stock rotation rights, limited rights of return, as well as rebates for sales of our products. The arrangement fee for this group of distributors is not fixed and determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. As a percentage of total revenue, we expect our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors discussed below under “—Quarterly Results of Operations” but generally may remain at relatively comparable levels , as services revenue becomes a larger portion of our business as our customers renew existing services contracts and we expand our customer base.

•
Services revenue. Services revenue is generated primarily from FortiGuard security subscription and FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support, and FortiGuard security subscription services related to application control, antivirus, intrusion prevention, web filtering, anti-spam and vulnerability management updates. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the service performance period. Our typical contractual support and subscription term is one to three years. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our services revenue to remain at comparable levels or increase as our customers renew existing service contracts and we expand our customer base. Our services revenue growth rate depends significantly on the growth of our customer base and the renewal of service contracts by our customers.

Beginning in fiscal 2014, we combined ratable and other revenue with services revenue to present the combined amounts as services and other revenue in the consolidated statements of operations. The related cost of revenue and gross profit have also been combined to conform to the current period presentation. Ratable and other revenue is not material and is not expected to become material in the future.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of costs of materials used in production, as well as costs paid to our third-party contract manufacturers. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, warranty costs, facility-related costs, excess and obsolete inventory costs, and impairment of intangible assets, if applicable. Personnel costs include salaries, benefits and bonuses, as well as stock-based compensation.

•
Cost of services revenue. Cost of services revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation associated with our FortiGuard Labs and our FortiCare technical support teams. Cost of service revenue also includes replacement products and supplies, facility-related costs, including depreciation expense, and professional services and training teams. We expect our cost of services revenue will increase slightly as a percentage of revenue as we continue to invest in FortiGuard security subscription and FortiCare technical support services to meet the needs of our customer base and service levels expected by our enterprise customers.

Gross profit. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, product costs, the mix of products sold and the mix of revenue between products and services. We believe our overall gross margin for the near term will remain at levels comparable or slightly lower to that achieved in fiscal 2014.

Services revenue has a positive effect on our total gross margin given the higher services gross margins compared to product gross margins. During fiscal 2014 service margins remained relatively consistent compared to fiscal 2013.

 Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, and stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we hire new employees.

•
Research and development. Research and development expense consists primarily of salaries, benefits and bonuses, as well as stock-based compensation. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment and facility-

related expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred. Our development teams are primarily located in Canada and the United States.

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of salaries, benefits, bonuses and commissions, as well as stock-based compensation. Additional sales and marketing expenses include promotional and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture additional market share in the high-return enterprise market, where customers tend to provide a higher lifetime value.

•
General and administrative. General and administrative expense consists of salaries, benefits and bonuses, as well as stock-based compensation, as well as professional fees, depreciation of capital equipment and software, and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, tax, information technology and other consulting costs.

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

The income tax provision for fiscal 2014 was comprised primarily of domestic income taxes, foreign income taxes, foreign withholding taxes, and income tax reserves. Our effective tax rate approximates the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits (when applicable), foreign withholding tax, nondeductible stock-based compensation expense, foreign income subject to lower tax than the U.S., and adjustments related to intercompany transfer pricing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses, and related disclosures. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, investments, goodwill and other long-lived assets and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Revenue Recognition

We derive the majority of our revenue from sales of our hardware, software, FortiGuard security subscription services and FortiCare technical support services, and other services through our channel partners and a direct sales force.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Services revenue is deferred and recognized ratably over the contract service period, which is typically from one to three years and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return, as well as rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance.

 Substantially all of our products have been sold in combination with services, which consist of security subscriptions and technical support services. Security services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support. We recognize revenue from these services ratably over the contractual service period. Revenue related to subsequent renewals of these services are recognized over the term of the renewal agreement.

We offer certain sales incentives to channel partners. We reduce revenue for estimates of sales returns and allowances and record reductions to revenue for rebates and estimated commitments related to price protection and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on historical experience.

Our sales arrangements typically contain multiple elements, such as hardware, subscription, technical support and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of fair value for elements of an arrangement based on the historical pricing and discounting practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range as a percentage of list price. We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately, which is generally unavailable. For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price estimate. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. We determine BESP for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels that fall within a reasonably narrow range as a percentage of list price.

For multiple-element arrangements where software deliverables are included, revenue is allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables is then allocated to each software deliverable using the residual method when VSOE of fair value exists. If evidence of VSOE of fair value of one or more undelivered elements does not exist, all software allocated revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period. The same residual method and VSOE of fair value principles apply for our multiple element arrangements that contain only software elements.

Stock-Based Compensation Expense

Employees Stock Options. We estimate the fair value of employee stock options awarded to our employees using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense, net of estimated forfeitures, over the requisite service period using the straight-line method. Our option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. During fiscal 2014, stock options granted to employees were not significant. A 10% change in any of these assumptions would not have a significant impact on our stock-based compensation expense.

Employee Stock Purchase Plan. We estimate the fair value of the rights to acquire stock under our employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model and is amortize the fair value over the requisite service period using the straight-line method. The pricing model requires the input of the fair value of our common stock and subjective assumptions, including the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares. A 10% change in any of these assumptions would not have a material impact on our stock-based compensation expense.

Restricted Stock Units. We account for the fair value of restricted stock units (“RSUs”) awarded to employees and members of our board of directors using the closing market price of our common stock on the date of grant. RSUs are payable in shares of our common stock as the periodic vesting requirements are satisfied. RSUs generally vest over a four-year period if the employees, contractors, or directors, as applicable, remain with us for the duration of the vesting period. For all RSUs, we recognize expense, net of estimated forfeitures, over the requisite service period using the straight-line method.

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

Valuation of Inventory

Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product	$360,558	$278,046	$248,948
Services and other	409,806	337,251	284,691
Total revenue	770,364	615,297	533,639
Cost of revenue:
Product	151,300	114,611	93,971
Services and other	79,709	66,032	53,449
Total cost of revenue	231,009	180,643	147,420
Gross profit:
Product	209,258	163,435	154,977
Services and other	330,097	271,219	231,242
Total gross profit	539,355	434,654	386,219
Operating expenses:
Research and development	122,880	102,660	81,078
Sales and marketing	315,804	224,991	179,155
General and administrative	41,347	34,913	25,511
Total operating expenses	480,031	362,564	285,744
Operating income	59,324	72,090	100,475
Interest income	5,393	5,306	5,006
Other expense—net	(3,168)	(1,455)	(485)
Income before income taxes	61,549	75,941	104,996
Provision for income taxes	36,206	31,668	38,160
Net income	$25,343	$44,273	$66,836

	Year Ended December 31,
	2014	2013	2012
	(as percentage of total revenue)
Revenue:
Product	47%	45%	47%
Services and other	53	55	53
Total revenue	100	100	100
Cost of revenue:
Product	20	19	18
Services and other	10	11	10
Total cost of revenue	30	29	28
Gross profit:
Product	58	59	62
Services and other	81	80	81
Total gross profit	70	71	72
Operating expenses:
Research and development	16	17	15
Sales and marketing	41	36	33
General and administrative	5	6	5
Total operating expenses	62	59	53
Operating income	8	12	19
Interest income	1	—	1
Other expense—net	—	—	—
Income before income taxes	8	12	20
Provision for income taxes	5	5	7
Net income	3%	7%	13%

Fiscal Years 2014 and 2013

Revenue

	Year Ended December 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$360,558	47%	$278,046	45%	$82,512	30%
Services and other	409,806	53	337,251	55	72,555	22
Total revenue	$770,364	100%	615,297	100%	$155,067	25%
Revenue by geography:
Americas	$324,659	42%	$252,786	41%	$71,873	28%
Europe, Middle East and Africa (“EMEA”)	270,537	35	208,979	34	61,558	29
Asia Pacific and Japan (“APAC”)	175,168	23	153,532	25	21,636	14
Total revenue	$770,364	100%	$615,297	100%	$155,067	25%

Total revenue increased by $155.1 million, or 25%, in fiscal 2014 compared to fiscal 2013. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. Product revenue increased by $82.5 million, or 30%, compared to fiscal 2013. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product due to increased demand for our high-end products from large enterprise and service provider customers.

Services and other revenue increased by $72.6 million, or 22%, in fiscal 2014 compared to fiscal 2013 due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$151,300	$114,611	$36,689	32%
Services and other	79,709	66,032	13,677	21
Total cost of revenue	$231,009	$180,643	$50,366	28%
Gross margin (%):
Product	58.0%	58.8%	(0.8)%
Services and other	80.5	80.4	0.1
Total gross margin	70.0%	70.6%	(0.6)%

Total gross margin decreased by 0.6 percentage points in fiscal 2014 compared to fiscal 2013, as product gross margins declined. Product gross margin decreased by 0.8 percentage points in fiscal 2014 compared to fiscal 2013 due to an increase in warranty-related costs of $3.2 million and impairment charges related to certain intangible assets of $2.4 million. We also experienced increased freight costs of $2.0 million, higher excess inventory write-offs of $1.4 million, increased personnel-related costs of $0.9 million, and increased occupancy-related costs of $0.8 million.

Services and other gross margin remained relatively consistent during fiscal 2014 as compared to fiscal 2013. Cost of services and other revenue increased by $13.7 million primarily due to a $9.5 million increase in personnel costs, including stock-based compensation, related to headcount increases, a $1.4 million increase in depreciation, a $1.1 million increase in occupancy-related costs, and a $0.8 million increase in professional services.

Operating expenses

	Year Ended December 31,				Change	% Change
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$122,880	16%	$102,660	17%	$20,220	20%
Sales and marketing	315,804	41	224,991	36	90,813	40
General and administrative	41,347	5	34,913	6	6,434	18
Total operating expenses	$480,031	62%	$362,564	59%	$117,467	32%

Research and development

Research and development expense increased by $20.2 million, or 20%, in fiscal 2014 compared to fiscal 2013 primarily due to an increase of $12.0 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, stock-based compensation increased by $4.0 million, product development expenses, such as supplies and third-party testing and prototypes, increased by $3.4 million, occupancy-related costs and depreciation expense increased by $2.8 million, and professional services costs increased by $1.0 million. These increases were partially offset by a $3.0 million decrease in estimated contingent consideration. For discussion of the contingent consideration, see Note 2 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual

Report on Form 10-K. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of total revenue to remain at comparable levels in fiscal 2015.

Sales and marketing

Sales and marketing expense increased by $90.8 million, or 40%, in fiscal 2014 compared to fiscal 2013, primarily due to an increase of $58.8 million in personnel costs as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expenses increased by $12.9 million as we invested significantly in marketing to capture market share, particularly in the enterprise market, including costs related to tradeshows and lead generation campaigns. In addition, we incurred increases in stock-based compensation expense of $7.2 million, depreciation and other expenses of $4.4 million, travel expenses of $4.2 million, supplies of $2.2 million and occupancy-related cost of $1.0 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force and marketing campaigns to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing, which are critical to support growth and expect sales and marketing expense as a percentage of total revenue to increase in fiscal 2015.

General and administrative

General and administrative expense increased by $6.4 million, or 18%, in fiscal 2014 compared to fiscal 2013. Personnel costs, including stock-based compensation, increased by $6.8 million, as we continued to increase our headcount in order to support our expanding business. In addition, professional services fees increased $0.8 million, partially offset by a decrease of $1.3 million in occupancy-related costs including depreciation and supplies. We expect general and administrative expense to increase slightly as a percentage of total revenue in fiscal 2015.

Interest income and other expense—net

	Year Ended December 31,
	2014	2013	Change	% Change
	(in thousands, except percentages)
Interest income	$5,393	$5,306	$87	2%
Other expense—net	(3,168)	(1,455)	(1,713)	118

The $0.1 million increase in interest income in fiscal 2014 compared to fiscal 2013 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense—net, for fiscal 2014 when compared to fiscal 2013, was the result of higher foreign exchange losses and the impact of a reevaluation of the functional currency selection of certain of our international subsidiaries.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2014	2013
	(in thousands, except percentages)
Provision for income taxes	$36,206	$31,668	$4,538	14%
Effective tax rate (%)	59%	42%	17%	—

Our effective tax rate was 59% for fiscal 2014, compared with an effective tax rate of 42% for fiscal 2013. The provision for income taxes for fiscal 2014 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, discrete events resulting from an increase in tax reserves, as well as the inclusion of stock-based compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate in fiscal 2014 was primarily due to an increase in estimated tax liability related to foreign operations, an increase in tax reserves, an increase in non-tax deductible stock-based compensation expense, and limitations on utilizing foreign withholding tax credits.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014, we had accrued $1.7 million for estimated interest related to uncertain tax provisions compared to an accrual of $1.0 million as of December 31, 2013.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Fiscal Years 2013 and 2012

Revenue

	Year Ended December 31,				Change	% Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$278,046	45%	$248,948	47%	$29,098	12%
Services and other	337,251	55	284,691	53	52,560	18
Total revenue	$615,297	100%	$533,639	100%	$81,658	15%
Revenue by Geography:
Americas	$252,786	41%	$217,056	41%	$35,730	16%
EMEA	208,979	34	184,175	35	24,804	13
APAC	153,532	25	132,408	24	21,124	16
Total revenue	$615,297	100%	$533,639	100%	$81,658	15%

Total revenue increased by $81.7 million, or 15%, in fiscal 2013 compared to fiscal 2012. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. The growth in EMEA was slightly lower due to a slowdown in the macroeconomic environment in that area. Product revenue increased by $29.1 million, or 12%, compared to fiscal 2012. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product due to increased demand across all product categories from our entry-level and mid-range products for smaller enterprises and branch deployments to our high-end products for large enterprise and service provider customers. Services and other revenue increased by $52.6 million, or 18%, in fiscal 2013 compared to fiscal 2012 due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base as well as renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,		Change	% Change
	2013	2012
	(in thousands, except percentages)
Cost of revenue:
Product	$114,611	$93,971	$20,640	22%
Services and other	66,032	53,449	12,583	24
Total cost of revenue	$180,643	$147,420	$33,223	23%
Gross margin (%):
Product	58.8%	62.3%	(3.5)%
Services and other	80.4	81.2	(0.8)
Total gross margin	70.6%	72.4%	(1.8)%

Total gross margin decreased by 1.8 percentage points in fiscal 2013 compared to fiscal 2012, as both product and services and other gross margins declined. Product gross margin decreased by 3.5 percentage points in fiscal 2013 compared to fiscal 2012 primarily due to a slightly higher mix of sales of entry-level products, particularly several high-volume distributed enterprise, retail and education deals sold in the fourth quarter of fiscal 2013. We also experienced higher warranty-related costs of $2.5 million, increased freight costs of $1.5 million, increased occupancy-related costs of $1.1 million and higher excess inventory write-offs of $0.7 million. Services and other gross margin decreased by 0.8 percentage points during fiscal 2013 primarily due to our continued investments in our technical support organization to accommodate our expanding customer base and higher service level expectations from our enterprise customers. In addition, we experienced growth in our professional consulting services which have lower gross margins than our support and subscription businesses. Cost of services and other revenue increased by $12.6 million primarily due to a $9.9 million increase in personnel costs related to headcount increases, a $1.1 million increase in stock-based compensation expense, and a $2.4 million increase in depreciation and other expenses.

Operating expenses

	Year Ended December 31,				Change	% Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$102,660	17%	$81,078	15%	$21,582	27%
Sales and marketing	224,991	36	179,155	33	45,836	26
General and administrative	34,913	6	25,511	5	9,402	37
Total operating expenses	$362,564	59%	$285,744	53%	$76,820	27%

Research and development expense

Research and development expense increased by $21.6 million, or 27%, in fiscal 2013 compared to fiscal 2012 primarily due to an increase of $11.7 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, stock-based compensation expense increased by $4.0 million, product development expenses, such as third-party testing and prototypes, increased by $2.0 million, acquisition-related costs increased by $1.9 million, and depreciation and other expenses increased by $2.1 million.

Sales and marketing expense

Sales and marketing expense increased by $45.8 million, or 26%, in fiscal 2013 compared to fiscal 2012, primarily due to an increase of $25.6 million in personnel costs as we continued to increase our sales headcount in order to expand our global footprint. In addition, stock-based compensation expense increased by $6.7 million, marketing-related expenses increased by $5.4 million, travel expenses increased by $3.9 million, depreciation expenses increased by $2.1 million, and other expenses increased by $2.1 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force during fiscal 2013 to support future growth.

General and administrative expense

General and administrative expense increased by $9.4 million, or 37%, in fiscal 2013 compared to fiscal 2012. Personnel costs increased by $3.4 million and stock-based compensation expense increased by $1.8 million, as we continued to increase our headcount in order to support our expanding business. In addition, we incurred an additional $3.9 million of legal and accounting fees and $0.3 million in higher depreciation expense.

Interest income and other expense—net

	Year Ended December 31,		Change	% Change
	2013	2012
	(in thousands, except percentages)
Interest income	$5,306	$5,006	$300	6%
Other expense—net	(1,455)	(485)	(970)	200

The $0.3 million increase in interest income in fiscal 2013 compared to fiscal 2012 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense—net, for fiscal 2013 when compared to fiscal 2012, was the result of higher foreign exchange losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$31,668	$38,160	$(6,492)	(17)%
Effective tax rate (%)	42%	36%	6%	—

Our effective tax rate was 42% for fiscal 2013, compared with an effective tax rate of 36% for fiscal 2012. The provision for income taxes for fiscal 2013 was comprised primarily of federal, state and foreign income taxes as well as the inclusion of stock-based compensation benefits and cost allocations, which affected the transfer pricing calculations among the United States and some of our foreign subsidiaries. The increase in the effective tax rate for fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in profits subject to U.S. tax, a decrease in stock-based compensation benefits, and their corresponding impact on the transfer pricing calculations among the United States and some of our foreign subsidiaries

During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to fiscal 2012. The U.S. Federal Research and Development Tax Credit benefit was recorded in the first quarter of fiscal 2013, which was the period of enactment.

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

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$110,678	$87,731	$85,384	$76,765	$83,884	$69,687	$66,525	$57,950
Services and other	113,291	105,617	98,714	92,184	93,466	85,012	80,903	77,870
Total revenue	223,969	193,348	184,098	168,949	177,350	154,699	147,428	135,820
Cost of revenue:
Product (1)(2)	46,070	35,636	37,455	32,139	37,579	27,126	26,948	22,958
Services and other (1)	19,554	21,249	20,302	18,604	16,298	16,804	16,760	16,170
Total cost of revenue	65,624	56,885	57,757	50,743	53,877	43,930	43,708	39,128
Total gross profit	158,345	136,463	126,341	118,206	123,473	110,769	103,720	96,692
Operating expenses:
Research and development (1)	33,097	30,790	29,938	29,055	27,747	26,421	25,158	23,334
Sales and marketing (1)	93,228	80,433	74,817	67,326	62,331	56,687	55,997	49,976
General and administrative (1)	12,104	9,789	10,444	9,010	8,752	9,382	8,788	7,991
Total operating expenses	138,429	121,012	115,199	105,391	98,830	92,490	89,943	81,301
Operating income	19,916	15,451	11,142	12,815	24,643	18,279	13,777	15,391
Interest income	1,402	1,339	1,319	1,333	1,318	1,282	1,337	1,369
Other (expense) income—net	(1,200)	(1,005)	(574)	(389)	(419)	(1,151)	(100)	215
Income before income taxes	20,118	15,785	11,887	13,759	25,542	18,410	15,014	16,975
Provision for income taxes	13,305	11,729	5,806	5,366	13,526	7,381	6,035	4,726
Net income	$6,813	$4,056	$6,081	$8,393	$12,016	$11,029	$8,979	$12,249
Net income per share:
Basic	$0.04	$0.02	$0.04	0.05	$0.07	$0.07	$0.06	$0.08
Diluted	$0.04	$0.02	$0.04	$0.05	$0.07	$0.07	$0.05	$0.07

__________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Cost of product revenue	$132	$60	$178	$113	$106	$91	$96	$90
Cost of services revenue	1,612	1,522	1,363	1,329	1,298	1,297	1,226	1,020
Research and development	4,706	4,505	4,171	3,882	3,666	3,548	3,291	2,766
Sales and marketing	7,854	7,397	5,747	5,746	5,599	5,215	4,594	4,118
General and administrative	2,377	1,183	3,257	1,860	2,018	1,627	1,500	1,305
Total stock-based compensation expense	$16,681	$14,667	$14,716	$12,930	$12,687	$11,778	$10,707	$9,299

_______________________________________________

(2)	Includes amortization expense and impairment charges related to certain intangible assets as follows:

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Amortization expense of certain intangible assets	$244	$244	$408	$511	$508	$423	$354	$266
Impairment charges related to certain intangible assets		—	2,404	—	469	—	—	—
Total amortization expense and impairment charges related to certain intangible assets	$244	$244	$2,812	$511	$977	$423	$354	$266

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying at year-end, which has positively impacted sales activity in the fourth quarter. In the first quarter we generally experience lower sequential billings and product revenue, which results in lower revenue. In the third quarter, we generally experience lower sequential billings and revenue in Europe due to reduced economic activity in Europe during the summer months, but this may not always be the case. Similarly, our operating income has been affected by these historical trends because operating expenses are relatively fixed in the near-term. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of each quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first quarter of 2014. Product revenue in all of the quarters of fiscal 2014 was higher as compared to the same periods in fiscal 2013, which we believe was due in part to the investments made in our sales and marketing organizations and continued product innovation.

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services. Product gross margins, on average throughout the fiscal year, slightly decreased in fiscal 2014 compared to the same quarter of fiscal 2013 due to product mix. Product gross margin varies based on the types of products sold and the average selling prices of our products. Service gross margins, on average throughout the fiscal year, remained relatively consistent in fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources

	December 31
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$283,254	$115,873	$122,975
Investments	708,490	727,172	616,611
Total cash, cash equivalents and investments	$991,744	$843,045	$739,586
Working capital	$550,409	$322,485	$249,970

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$196,582	$147,384	$183,866
Cash used in investing activities	(29,350)	(146,734)	(182,711)
Cash (used in) provided by financing activities	749	(6,423)	50,156
Effect of exchange rates on cash and cash equivalents	(600)	(1,329)	(326)
Net (decrease) increase in cash and cash equivalents	$167,381	$(7,102)	$50,985

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock, and investments in strategic relationships that we have made or may make in the future. In January 2014, we received a cash payment of $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. As of December 31, 2014, $122.5 million remains available for future share repurchases under our stock repurchase program, which will be financed through our available working capital. In recent years we have received significant capital resources related to the exercise of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the mix of stock options and RSUs issued. We expect to spend approximately $42.0 million related to our capital expenditures, primarily related to purchase of computer equipment, expansion of our offices, as well as the implementation of our enterprise resource planning system in fiscal 2015.

As of December 31, 2014, our cash, cash equivalents, and investments of $991.7 million were held for working-capital purposes and were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency debt securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of December 31, 2014, $265.6 million of our cash and investments was held by our international subsidiaries and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during fiscal 2014 provided $196.6 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during fiscal 2014 consisted of net income of $25.3 million increased by non-cash adjustments of $93.9 million and changes in operating assets and liabilities of $77.4 million. In January 2014, we received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payments for inventory purchases, prepayment of certain expenses, and payments of income taxes during the period.

Our operating activities during fiscal 2013 provided $147.4 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during fiscal 2013 consisted of net income of $44.3 million increased by non-cash adjustments of $69.2 million and changes in operating assets and liabilities of $33.9 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payments for inventory purchases.

Our operating activities during fiscal 2012 provided $183.9 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during fiscal 2012 consisted of net income of $66.8 million increased by non-cash adjustments of $44.0 million and changes in operating assets and liabilities of $73.0 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payments for inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with acquisitions.

During fiscal 2014, cash used for investing activities was primarily due to $32.2 million spent on capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $2.9 million.

During fiscal 2013, cash used for investing activities was primarily due to $125.2 million of net purchases of investments, $13.9 million for the purchases of property and equipment, and $7.6 million for acquisitions.

During fiscal 2012, cash used for investing activities was primarily due to $159.4 million of net purchases of investments, $22.1 million for the purchases of property and equipment, and $1.2 million for acquisitions.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During fiscal 2014, cash provided by financing activities was $0.7 million as a result of proceeds of $55.3 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $44.0 million of common stock repurchases and $10.6 million of taxes payment related to withholding upon the issuance of RSUs.

During fiscal 2013, cash used in financing activities was $6.4 million as a result of our repurchase and retirement of $33.5 million of common stock and our net-share settlement of RSUs of $1.5 million. This was offset by receiving proceeds of $12.9 million and $12.7 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $3.0 million.

During fiscal 2012, cash provided by financing activities was $50.2 million as a result of proceeds of $38.1 million from the issuance of common stock under our equity-based incentive plans and an excess tax benefit of $12.1 million

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases (1)	$42,624	$11,535	$23,365	$7,274	$450
Purchase commitments (2)	62,804	62,804	—	—	—
Other contracts (3)	21,006	18,169	2,837	—	—
Total	$126,434	$92,508	$26,202	$7,274	$450
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of an estimate of all open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. Purchase obligations do not include contracts that may be cancelled without penalty. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. No tax liabilities related to uncertain tax positions have been included in the table. As of December 31, 2014, we had $45.1 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During fiscal 2014, fiscal 2013 and fiscal 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncement

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and corporate debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in fiscal 2014, fiscal 2013 and fiscal 2012 would have resulted in a decrease in our interest income in each of these periods of $0.5 million.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations. We recognized an expense of $3.2 million in other expense, net, in fiscal 2014 due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the Euro (“EUR”), British pound (“GBP”), and Chinese Renminbi (“CNY”) could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.2 million change in the value of our foreign currency cash accounts as of December 31, 2014.

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
For the years ended December 31, 2014, 2013, and 2012

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2015

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,254	$115,873
Short-term investments	436,766	375,497
Accounts receivable—Net of sales returns reserve and allowance for doubtful accounts of $6,204 and $4,605 as of December 31, 2014 and December 31, 2013, respectively	184,741	130,471
Inventory	69,477	48,672
Deferred tax assets	41,484	50,980
Prepaid expenses and other current assets	31,143	14,053
Total current assets	1,046,865	735,546
LONG-TERM INVESTMENTS	271,724	351,675
PROPERTY AND EQUIPMENT—Net	58,919	36,652
DEFERRED TAX ASSETS	31,080	30,058
GOODWILL	2,824	2,872
OTHER INTANGIBLE ASSETS—Net	2,832	6,841
OTHER ASSETS	10,530	4,820
TOTAL ASSETS	$1,424,774	$1,168,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,947	$35,599
Accrued liabilities	29,016	27,380
Accrued payroll and compensation	45,875	34,997
Income taxes payable	2,689	21,421
Deferred revenue	368,929	293,664
Total current liabilities	496,456	413,061
DEFERRED REVENUE	189,828	138,964
INCOME TAXES PAYABLE	45,139	30,208
OTHER LIABILITIES	17,385	471
Total liabilities	748,808	582,704
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 166,443 and 161,535 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	166	161
Additional paid-in capital	562,504	462,644
Accumulated other comprehensive (loss) income	(349)	1,092
Retained earnings	113,645	121,863
Total stockholders’ equity	675,966	585,760
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,424,774	$1,168,464
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Product	$360,558	$278,046	$248,948
Services and other	409,806	337,251	284,691
Total revenue	770,364	615,297	533,639
COST OF REVENUE:
Product	151,300	114,611	93,971
Services and other	79,709	66,032	53,449
Total cost of revenue	231,009	180,643	147,420
GROSS PROFIT:
Product	209,258	163,435	154,977
Services and other	330,097	271,219	231,242
Total gross profit	539,355	434,654	386,219
OPERATING EXPENSES:
Research and development	122,880	102,660	81,078
Sales and marketing	315,804	224,991	179,155
General and administrative	41,347	34,913	25,511
Total operating expenses	480,031	362,564	285,744
OPERATING INCOME	59,324	72,090	100,475
INTEREST INCOME	5,393	5,306	5,006
OTHER EXPENSE—Net	(3,168)	(1,455)	(485)
INCOME BEFORE INCOME TAXES	61,549	75,941	104,996
PROVISION FOR INCOME TAXES	36,206	31,668	38,160
NET INCOME	$25,343	$44,273	$66,836
Net income per share (Note 8):
Basic	$0.15	$0.27	$0.42
Diluted	$0.15	$0.26	$0.40
Weighted-average shares outstanding:
Basic	163,831	162,435	158,074
Diluted	169,289	168,183	166,329
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$25,343	$44,273	$66,836
Other comprehensive (loss) income—net of taxes:
Foreign currency translation (losses) gains	(333)	(1,617)	524
Unrealized (losses) gains on investments	(1,708)	(587)	3,331
Tax benefit (provision) related to items of other comprehensive income or loss	600	205	(1,166)
Other comprehensive (loss) income—net of taxes	(1,441)	(1,999)	2,689
Comprehensive income	$23,902	$42,274	$69,525

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
`

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	156,401	$156	(1,409)	$(2,995)	$317,026	$402	$43,765	$358,354
Issuance of common stock upon exercise of stock options	4,779	5	—	—	27,178	—	—	27,183
Issuance of common stock in connection with employee stock purchase plan	577	1	—	—	10,903	—	—	10,904
Stock-based compensation expense	—	—	—	—	30,690	—	—	30,690
Income tax benefit associated with stock-based compensation	—	—	—	—	14,278	—	—	14,278
Net unrealized gain on investments - net of taxes	—	—	—	—	—	2,165	—	2,165
Net change in cumulative translation adjustments	—	—	—	—	—	524	—	524
Net income	—	—	—	—	—	—	66,836	66,836
BALANCE—December 31, 2012	161,757	$162	(1,409)	$(2,995)	$400,075	$3,091	$110,601	$510,934
Issuance of common stock upon exercise of stock options	2,488	2	—	—	12,886	—	—	12,888
Issuance of common stock in connection with employee stock purchase plan	672	1	—	—	12,695	—	—	12,696
Issuance of common stock upon vesting of restricted stock units	228	—	—	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	(70)	—	—	—	(1,452)	—	—	(1,452)
Repurchase and retirement of common stock	(3,540)	(4)	1,409	2,995	(8,929)	—	(33,011)	(38,949)
Stock-based compensation expense	—	—	—	—	43,909	—	—	43,909
Income tax benefit associated with stock-based compensation	—	—	—	—	3,460	—	—	3,460
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(382)	—	(382)
Net change in cumulative translation adjustments	—	—	—	—	—	(1,617)	—	(1,617)
Net income	—	—	—	—	—	—	44,273	44,273
BALANCE—December 31, 2013	161,535	$161	—	$—	$462,644	$1,092	$121,863	$585,760
Issuance of common stock upon exercise of stock options	4,763	5	—	—	42,426	—	—	42,431
Issuance of common stock in connection with employee stock purchase plan	770	1	—	—	13,990	—	—	13,991
Issuance of common stock upon vesting of restricted stock units	1,483	1	—	—	(1)	—	—	—
Tax withholding upon vesting of restricted stock awards	(461)	—	—	—	(10,598)	—	—	(10,598)
Repurchase and retirement of common stock	(1,647)	(2)	—	—	(4,994)	—	(33,561)	(38,557)
Stock-based compensation expense	—	—	—	—	58,994	—	—	58,994
Income tax benefit associated with stock-based compensation	—	—	—	—	43	—	—	43
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(1,108)	—	(1,108)
Net change in cumulative translation adjustments	—	—	—	—	—	(333)	—	(333)
Net income	—	—	—	—	—	—	25,343	25,343
BALANCE—December 31, 2014	166,443	$166	—	$—	$562,504	$(349)	$113,645	$675,966
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,343	$44,273	$66,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,028	15,623	11,564
Amortization of investment premiums	8,703	11,634	12,962
Stock-based compensation	58,994	43,909	30,690
Excess tax benefit from stock-based compensation	—	(2,974)	(12,069)
Other non-cash items—net	4,140	961	881
Changes in operating assets and liabilities:
Accounts receivable—net	(55,888)	(22,080)	(12,120)
Inventory	(32,459)	(35,093)	(11,303)
Deferred tax assets	9,072	(18,750)	(9,254)
Prepaid expenses and other current assets	(16,000)	(907)	791
Other assets	(1,302)	1,243	2,470
Accounts payable	18,033	10,485	961
Accrued liabilities	7,120	3,602	2,171
Accrued payroll and compensation	10,835	6,013	4,599
Other liabilities	14,318	(1,948)	(1,870)
Deferred revenue	127,416	68,871	68,292
Income taxes payable	(3,771)	22,522	28,265
Net cash provided by operating activities	196,582	147,384	183,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(497,084)	(552,778)	(601,087)
Sales of investments	41,755	57,897	26,268
Maturities of investments	458,193	369,659	415,440
Purchases of property and equipment	(32,197)	(13,877)	(22,083)
Payments made in connection with business acquisitions—net of cash acquired	(17)	(7,635)	(1,249)
Net cash used in investing activities	(29,350)	(146,734)	(182,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	55,324	25,584	38,087
Taxes paid related to net share settlement of equity awards	(10,598)	(1,452)	—
Excess tax benefit from stock-based compensation	—	2,974	12,069
Repurchase and retirement of common stock	(43,977)	(33,529)	—
Net cash provided by (used in) financing activities	749	(6,423)	50,156
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(600)	(1,329)	(326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,381	(7,102)	50,985
CASH AND CASH EQUIVALENTS—Beginning of year	115,873	122,975	71,990
CASH AND CASH EQUIVALENTS—End of year	$283,254	$115,873	$122,975
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$40,551	$25,445	$17,088
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment and asset retirement obligations	$3,275	$4,253	$398
Liability incurred in connection with business acquisition	$—	$100	$201
Liability incurred for repurchase of common stock	$—	$5,420	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances to enterprises, service providers and government organizations worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, application control, anti-malware, intrusion prevention, web filtering, vulnerability management, anti-spam, wireless controller, and WAN acceleration. Our security solutions are fast and secure and designed to provide broad, high-performance protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include implicit service periods for revenue recognition, litigation and settlement costs and other loss contingencies, sales returns reserve and allowance for doubtful accounts, inventory valuation, warranty reserve, goodwill and other long-lived assets, investments, stock-based compensation, accounting for income taxes related to deferred tax asset balances and reserves, and accounting for business combinations. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties—We are subject to certain risks and uncertainties that could have a material adverse effect on our future financial position or results of operations, such as the following: changes in level of demand for our products and services, the timing and success of new product and service introductions by us or our competitors, price and sales competition and our ability to adapt to changing market conditions and dynamics such as changes in end-customer, distributor or reseller requirements or market needs, changes in expenses caused, for example, by fluctuations in foreign currency exchange rates, management of inventory, internal control over financial reporting, market acceptance of our new products and services, demand for products and services in general, seasonality, failure of our channel partners to perform or other disruption in our channel, the quality of our products and services and the market perception of our response to new viruses or security breaches, general economic conditions, challenges in doing business outside of the United States, changes in customer relationships, litigation, or claims against us based on intellectual property, patent, product regulatory or other factors, product obsolescence, and our ability to attract and retain qualified employees.

We utilize suppliers and independent contract manufacturers for certain of our components and a third-party logistics company for distribution of certain of our products, which is located outside of United States. The inability of any of these parties to fulfill our supply and logistics requirements could negatively impact our future operating results.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. We maintain our cash, cash equivalents, and investments in fixed income securities with major financial institutions in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Our accounts receivables are primarily derived from our channel partners in various geographical locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable and we maintain reserves for estimated potential credit losses.

As of December 31, 2014 and December 31, 2013, one distributor, Exclusive Networks Group accounted for 18% and 13% of total accounts receivable, respectively.

During fiscal 2014, fiscal 2013 and fiscal 2012, one distributor, Exclusive Networks Group accounted for 15%, 12% and 11% of total revenue, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments.

Foreign Currency Translation and Transaction Gains and Losses—Prior to the third quarter of fiscal 2014, the assets and liabilities of our international subsidiaries were translated into U.S. dollars using the applicable exchange rates. The resulting foreign translation adjustments were included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) and in the consolidated statements of comprehensive income.
In the third quarter of fiscal 2014, we reevaluated the selected functional currency of our international subsidiaries due to the nature of our business operations and recorded the cumulative impact of the reevaluation of the functional currency in the consolidated statement of operations. Subsequently, the remeasurement of the assets and liabilities of all international subsidiaries has been recorded in the consolidated statement of operations prospectively. The impact of this reevaluation is not material for our fiscal 2014 or any of our previously issued financial statements.
As of December 31, 2014, the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the average exchange rates in effect during each period. Foreign currency remeasurement losses of $3.2 million, $1.5 million and $0.5 million, are included in Other expense—net for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Cash, Cash Equivalents and Available-for-sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in money market funds, commercial paper, and certificates of deposit and term deposits.

We classify our investments as available-for-sale at the time of purchase since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	20 years
Evaluation units	1 year
Computer equipment and software	1 - 2 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of useful life or lease term

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

Goodwill —Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of December 31, 2014, we had one reporting unit.

In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. If we opt to perform a qualitative assessment, the factors we may review include, but are not limited to (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events such as changes in management, strategy, customers, or litigation; (f) events affecting the reporting unit; or (g) or sustained decrease in share price. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. A quantitative assessment utilizes a two-step process. In the first step, the fair value of the reporting unit is determined, and is compared against its carrying amount, including goodwill. We consider a combination of an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of the reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our reporting unit based on an analysis that compares the value of the reporting unit to values of other companies in similar lines of business. If the fair value of the reporting unit is less than its carrying value, then we perform the second step to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. When the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting unit exceeded the net book value as of December 31, 2014.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We may also test goodwill for impairment between annual tests in the presence of impairment indicators.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, which range from one to five years.

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. This generally includes security subscription and technical support services which are invoiced upfront and delivered over twelve months or longer.

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

Stock-Based Compensation Expense—We have elected to use the Black-Scholes option pricing model to determine the fair value of our employee stock options and ESPP. The fair value of RSUs is based on the closing market price of our common stock on the date of grant. Stock-based compensation expense, net of estimated forfeitures, is amortized on a straight-line basis. PSUs are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

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

Revenue Recognition—We derive the majority of our revenue from sales of our hardware, software, FortiGuard security subscription services and FortiCare technical support services, and other services through our channel partners and a direct sales force.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Services revenue is deferred and recognized ratably over the contract service period, which is typically from one to three years and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return, as well as rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance.

Substantially all of our products have been sold in combination with services, which consist of security subscriptions and technical support services. Security services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support. We recognize revenue from these services ratably over the contractual service period. Revenue related to subsequent renewals of these services are recognized over the term of the renewal agreement.

We offer certain sales incentives to channel partners. We reduce revenue for estimates of sales returns and allowances and record reductions to revenue for rebates and estimated commitments related to price protection and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. We estimate and record reserves for sales incentives and sales returns based on historical experience.

Our sales arrangements typically contain multiple elements, such as hardware, subscription, technical support and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of fair value for elements of an arrangement based on the historical pricing and discounting practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range as a percentage of list price. We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately, which is generally unavailable. For our hardware appliances, we use BESP as our selling price. For our support and other services, we generally use VSOE as our selling price estimate. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. We determine BESP for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels that fall within a reasonably narrow range as a percentage of list price.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For multiple-element arrangements where software deliverables are included, revenue is allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables is then allocated to each software deliverable using the residual method when VSOE of fair value exists. If evidence of VSOE of fair value of one or more undelivered elements does not exist, all software allocated revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is recognized ratably over the support period. The same residual method and VSOE of fair value principles apply for our multiple element arrangements that contain only software elements.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of sales returns reserve and allowances for doubtful accounts. The sales returns reserve is determined based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns reserve, we analyze historical experience of actual rebates and returns as well as current product return information. The sales returns reserves was $5.8 million and $4.6 million as of December 31, 2014 and 2013, respectively. The allowance for doubtful accounts is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.4 million as of December 31, 2014. The allowance for doubtful accounts is not material as of December 31, 2013.

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software. A provision for estimated future costs related to warranty activities is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results.

Accrued warranty activities are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued warranty balance—beginning of the period	$3,037	$2,309	$2,582
Warranty costs incurred	(3,653)	(3,444)	(2,669)
Provision for warranty for the year, including warranty liabilities assumed in connection with an acquisition	5,209	3,965	2,639
Adjustment related to pre-existing warranties	(324)	207	(243)
Accrued warranty balance—end of the period	$4,269	$3,037	$2,309

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other expense—net in the consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and CNY could adversely impact our operating expenses in the future.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amount of forward exchange contracts to hedge balance sheet accounts as of December 31, 2014 and 2013 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2014
CAD	Buy	$6,879

Currency—As of December 31, 2013
CAD	Buy	$21,867

Reclassification

Beginning in fiscal 2014, the amounts previously reported as Ratable and other revenue have been combined with the amounts previously reported as Services revenue in the consolidated statements of operations. The combined amounts are now being presented as Services and other revenue in the consolidated statements of operations. The related Cost of revenue and Gross profit have also been combined to conform to the current period presentation. The Ratable and other revenue amounts are not material, and the reclassification did not have any impact on our gross margin or net income.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$589,526	$365	$(875)	$589,016
Commercial paper	51,156	3	(4)	51,155
Municipal bonds	39,745	15	(39)	39,721
Certificates of deposit and term deposits (1)	22,854	—	—	22,854
U.S. government and agency securities	5,749	1	(6)	5,744
Total available-for-sale securities	$709,030	$384	$(924)	$708,490

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$603,185	$1,506	$(374)	$604,317
Commercial paper	69,356	7	—	69,363
Municipal bonds	38,815	48	(20)	38,843
Certificates of deposit and term deposits (1)	12,645	3	—	12,648
U.S. government and agency securities	2,000	1	—	2,001
Total available-for-sale securities	$726,001	$1,565	$(394)	$727,172

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,011	$(858)	$6,011	$(17)	$323,022	$(875)
Commercial paper	8,185	(4)	—	—	8,185	(4)
Municipal bonds	26,684	(39)	—	—	26,684	(39)
U.S. government and agency securities	4,745	(6)	—	—	4,745	(6)
Total available-for-sale securities	$356,625	$(907)	$6,011	$(17)	$362,636	$(924)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$182,795	$(374)	$500	$—	$183,295	$(374)
Commercial paper	7,897	—	—	—	7,897	—
Municipal bonds	14,736	(20)	—	—	14,736	(20)
Total available-for-sale securities	$205,428	$(394)	$500	$—	$205,928	$(394)

The contractual maturities of our investments are as follows (in thousands):

	December 31, 2014	December 31, 2013
Due within one year	$436,766	$375,497
Due within one to three years	271,724	351,675
Total	$708,490	$727,172

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in Other expense—net in our consolidated statements of operations.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2014.

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

We measure the fair value of money market funds and certain U.S. government and agency securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar asserts in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data.

We classify investments within Level 1 if quoted prices are available in active markets for identical securities.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$589,016	$—	$589,016	$—	$604,317	$—	$604,317	$—
Commercial paper	51,155	—	51,155	—	71,363	—	71,363	—
Municipal bonds	39,721	—	39,721	—	38,843	—	38,843	—
Certificates of deposit and term deposits	22,854	—	22,854	—	12,648	—	12,648	—
Money market funds	13,311	13,311	—	—	5,724	5,724	—	—
U.S. government and agency securities	5,744	1,998	3,746	—	2,001	—	2,001	—
Total	$721,801	$15,309	$706,492	$—	$734,896	$5,724	$729,172	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—	$1,850	$—	$—	$1,850
Total	$—	$—	$—	$—	$1,850	$—	$—	$1,850

Reported as:
Cash equivalents	$13,311				$7,724
Short-term investments	436,766				375,497
Long-term investments	271,724				351,675
Total	$721,801				$734,896

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014 and December 31, 2013.

We classified the fair value of contingent consideration arising from the acquisition of Coyote Point Systems, Inc. (“Coyote”) (see Note 6), as a Level 3 liability since it is based on a probability-based income approach that includes significant unobservable inputs. Significant inputs used in the determination of fair value based on the probability-weighted income approach primarily include internal cash flow projections, percentage probability of occurrence and discount rates.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the fair value of our contingent consideration liability was as follows (in thousands):

As of December 31, 2013	$1,850
Less change in fair value of contingent consideration	(1,850)
As of December 31, 2014	$—

Decreases in the projected revenues of Coyote following the acquisition resulted in reductions to the fair value of the contingent consideration and the changes are included in Research and development expense in the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including Goodwill, Other intangible assets—net, and investments in privately-held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

During fiscal 2014, a decrease in the projected cash flow of the other intangible assets acquired from Coyote resulted in an impairment charge of $2.4 million to adjust the total fair value of the other intangible assets acquired from Coyote to $2.0 million. The impairment charge is included within Cost of product revenue in the consolidated statements of operations.

As of December 31, 2013, we did not have any assets or liabilities measured at fair value on a nonrecurring basis.

3. INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$10,617	$8,355
Finished goods	58,860	40,317
Inventory	$69,477	$48,672

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.2 million and $0.9 million as of December 31, 2014 and 2013, respectively. Inventory also includes materials at contract manufacturers to be used in production of $4.8 million and $4.3 million as of December 31, 2014 and 2013, respectively.

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$13,895	$13,895
Building and building improvements	20,166	610
Evaluation units	31,474	23,442
Computer equipment and software	31,821	22,442
Furniture and fixtures	5,096	1,697
Construction-in-progress	3,902	10,947
Leasehold improvements	7,998	5,417
Total property and equipment	114,352	78,450
Less: accumulated depreciation	(55,433)	(41,798)
Property and equipment—net	$58,919	$36,652

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2014, we moved into our new corporate headquarters and estimated the useful life of the building and related improvements to be 20 years.

Depreciation expense was $20.5 million, $13.9 million and $10.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

In fiscal 2014, we invested a total of $4.4 million in the equity securities of two privately-held companies. In fiscal 2013, we invested a total of $2.0 million in the equity securities of a privately-held company. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our consolidated balance sheet and would be measured at fair value if indicators of impairment exist.

As of December 31, 2014, no events have occurred that would adversely affect the carrying value of these investments.

6. BUSINESS COMBINATIONS

Coyote Point Systems

On March 21, 2013, we acquired all of the outstanding equity securities of Coyote, a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. The acquisition also included a contingent obligation for up to $5.5 million in future earn-out payments to former stockholders of Coyote, if specified future operational objectives, service conditions and financial results were met within two years of the acquisition date. As the future earn-out payments were contingent upon one of Coyote’s former stockholder’s employment during the earn-out period, the estimated fair value of these contingent obligations was recorded as compensation expense ratably over the earn-out periods. During fiscal 2014, we determined that the contingent earn-out payment thresholds will not be met due to decreases in the projected revenue of Coyote following the acquisition, and reversed the entire $1.9 million carrying amount of the previously recorded liability for contingent consideration.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total acquired finite intangible assets, we allocated $2.3 million to developed technology, $0.5 million to customer relationships, and $2.6 million to in-process research and development (“IPR&D”) as of the acquisition date. Developed technology and customer relationships are being amortized on a straight-line basis, each over an initial estimated useful life of six years, as cost of revenue and sales and marketing expense, respectively. During the three months ended September 30, 2013, we completed the development of technology associated with the IPR&D projects, and started amortizing this developed technology as Cost of product revenue ratably on a straight-line basis over an estimated useful life of five years. During fiscal 2014, we recorded an impairment charge of $2.4 million related to the finite-lived intangible assets as Cost of product revenue in the consolidated statements of operations.

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

Other Fiscal 2013 Acquisition

In September 2013, we acquired certain assets of Xtera Communications, Inc. (“Xtera”), including certain load balancing solutions and certain patents, for a total consideration of $1.8 million, of which $1.7 million was paid in cash on the acquisition date and $0.1 million in cash was contingent upon attainment of revenue milestones. In connection with this acquisition, we acquired net tangible assets of $0.2 million, intangible assets of $1.5 million, and recognized an estimated contingent obligation of $0.1 million payable upon attainment of revenue milestones.

The results of operations of our fiscal 2013 acquisitions have been included in our consolidated statements of operations from their respective acquisition dates.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

We recorded $2.8 million of goodwill from the acquisition of Coyote. There were no impairments to goodwill during fiscal 2014.

During fiscal 2014, we reassessed the fair value and the remaining useful life of the developed technologies and customer relationships acquired from Coyote. Based on this reassessment, we recorded an impairment charge of $2.4 million to adjust the total fair value of the other intangible assets to $2.0 million. The impairment charge is included within Cost of product revenue in the consolidated statements of operations.

The following tables present other intangible assets—net (in thousands):

	December 31, 2014
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	3.6	$5,606	$3,128	$2,478
Customer relationships	6.0	500	146	354
Total other intangible assets—net		$6,106	$3,274	$2,832

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	4.6	$8,971	$2,568	$6,403
Customer relationships	6.0	500	62	438
Total other intangible assets—net		$9,471	$2,630	$6,841

Amortization expense was $1.5 million, $1.7 million, and $1.0 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net for future fiscal years (in thousands):

Amount
Fiscal Years:
2015	$1,091
2016	785
2017	425
2018	425
2019	106
Total	$2,832

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$25,343	$44,273	$66,836

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163,831	162,435	158,074
Diluted shares:
Weighted-average common stock outstanding-basic	163,831	162,435	158,074
Effect of potentially dilutive securities:
Stock options	4,583	5,685	8,214
RSUs	844	35	—
ESPP	31	28	41
Weighted-average shares used to compute diluted net income per share	169,289	168,183	166,329
Net income per share:
Basic	$0.15	$0.27	$0.42
Diluted	$0.15	$0.26	$0.40

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	3,469	7,397	7,183
RSUs	768	2,774	291
ESPP	99	419	321
	4,336	10,590	7,795

9. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Product	$4,642	$2,915
Services and other	554,115	429,713
Total deferred revenue	$558,757	$432,628
Reported As:
Current	$368,929	$293,664
Non-current	189,828	138,964
Total deferred revenue	$558,757	$432,628

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease commitments	$42,624	$11,535	$9,265	$7,368	$6,732	$4,726	$2,998
Less: Sublease rental income	431	431	—	—	—	—	—
Operating lease commitments—net	42,193	11,104	9,265	7,368	6,732	4,726	2,998
Inventory purchase commitments	62,804	62,804	—	—	—	—	—
Other contractual commitments	21,006	18,169	1,861	976	—	—	—
Total	$126,003	$92,077	$11,126	$8,344	$6,732	$4,726	$2,998

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $10.6 million, $9.8 million and $8.7 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2014, we had $62.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2014, we had $21.0 million in other contractual commitments.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any significant accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited by the terms of our contracts to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement and in some instances to potential liability that is not contractually limited. To date, there have been no awards under such indemnification provisions.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), and the 2011 Employee Stock Purchase Plan (the “ESPP”).

2000 Stock Plan—In 2000, we adopted the 2000 Plan, which includes both incentive and non-statutory stock options. Under the 2000 Plan, we may grant options to purchase up to 21.5 million shares of common stock to employees, directors and other service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory options. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years.

2008 Stock Plan—In 2008, our board of directors approved the 2008 Plan, which includes both incentive and non-statutory stock options. The maximum aggregate number of shares which may be subject to options and sold under the 2008 Plan is 5.0 million shares, plus any shares that, as of the date of stockholder approval of the 2008 Plan, have been reserved but not issued under the 2000 Plan or shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full or that are forfeited to or repurchased by us.

Under the 2008 Plan, we may grant options to employees, directors and other service providers. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant.

2009 Equity Incentive Plan—In 2009, our board of directors approved the 2009 Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs, and Performance Stock Units (“PSUs”). The maximum aggregate number of shares that may be issued under the 2009 Plan is 9.0 million shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21.0 million shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each fiscal year beginning with fiscal 2011, in an amount equal to the lesser of (i) 7.0 million shares, (ii) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by our board of directors. Under the 2009 Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

As of December 31, 2014, a total of 49.4 million shares were authorized and available for issuance under the 2000 Plan, 2008 Plan and 2009 Plan.

2011 Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The ESPP permits eligible employees to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date. As of December 31, 2014, 6.0 million shares were authorized and available for future issuance under the ESPP.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes option pricing model, which employs the following assumptions.

Valuation method—We estimate the fair value of stock options granted.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. Beginning in the first quarter of fiscal 2014, we changed the methodology of calculating the expected term. We believe that we have sufficient historical experience for determining the expected term of the stock option award, and therefore, we calculated our expected term based on historical experience instead of using the simplified method.

Expected Volatility—The expected volatility of our common stock has been historically based on the weighted-average implied and historical volatility of our and our peer group. The peer group is comprised of comparable companies in the same industry sector. As we gained more historical volatility data, the weighting of our own data in the expected volatility calculation associated with options gradually increased to 100% by the fourth quarter of fiscal 2014.

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2014	2013	2012
Expected term in years	4.8	4.6	4.6
Volatility	41% – 45%	45% – 48%	46% – 52%
Risk-free interest rate	1.6% – 1.7%	1.2%	0.7% – 0.9%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2011	21,389	$9.14
Granted	3,401	26.38
Forfeited	(1,441)	19.31
Exercised	(4,778)	5.69
Balance—December 31, 2012	18,571	12.40
Granted	258	20.89
Forfeited	(820)	22.14
Exercised	(2,488)	5.18
Balance—December 31, 2013	15,521	13.18
Granted	387	23.08
Forfeited	(443)	24.21
Exercised	(4,763)	8.91
Balance—December 31, 2014	10,702	$14.98
Options vested and expected to vest—December 31, 2014	10,668	$14.96	2.71	$167,477
Options exercisable—December 31, 2014	9,125	$13.45	2.38	$157,027

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2014, for all in-the-money options. As of December 31, 2014, total compensation expense related to unvested stock options granted to employees but not yet recognized was $17.6 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.5 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted-average fair value per share granted	$8.90	$8.42	$11.13
Intrinsic value of options exercised	76,731	41,484	92,323
Fair value of options vested	17,098	26,411	25,350

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2014, as follows (in thousands, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.98–$1.20	646	1.17	$1.04	642	$1.04
3.74–4.65	2,844	0.80	3.75	2,844	3.75
5.50–6.25	83	1.82	5.66	83	5.66
8.43–8.99	1,050	2.19	8.53	1,049	8.53
15.28–19.94	177	3.52	16.33	143	15.52
20.13–24.92	3,884	3.75	21.32	2,988	21.10
26.49–26.70	2,018	4.18	26.69	1,376	26.70
	10,702			9,125

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2011	—	$—
Granted	873	23.79
Forfeited	(43)	24.76
Vested	—	—
Balance—December 31, 2012	830	23.73
Granted	4,104	21.75
Forfeited	(507)	21.48
Vested	(228)	23.89
Balance—December 31, 2013	4,199	22.00
Granted	4,047	23.13
Forfeited	(472)	21.92
Vested	(1,483)	22.23
Balance—December 31, 2014	6,291	$22.93
RSUs expected to vest—December 31, 2014	5,933	$22.90

As of December 31, 2014, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $136.4 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.92 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
Shares withheld for taxes	461	70	—
Amount withheld for taxes	$10,598	$1,452	$—

Performance Stock Units

During fiscal 2014, we granted PSUs to certain of our executive officers. Based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods.

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Year Ended December 31,
	2014	2013
Expected term in years	3.0	3.0
Volatility	46.3%	50.1%
Risk-free interest rate	0.9%	0.7%
Dividend rate	—%	—%

We granted 0.1 million PSUs during fiscal 2014 to our executive officers. The PSUs had a grant date fair value of $21.05 per share, and are included in the aforementioned activity for RSUs. We granted 0.2 million PSUs during fiscal 2013, of which 0.1 million shares were forfeited during fiscal 2013. The PSUs had a grant date fair value of $22.06 per share. No PSUs were granted in fiscal 2012.

As of December 31, 2014, total compensation expense related to unvested PSUs that were granted to certain of our executive officers, but not yet recognized, was $3.2 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.00 years.

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in thousands):

December 31, 2014
Outstanding stock options and RSUs	16,993
Reserved for future stock option, RSU and other equity award grants	32,431
Reserved for future ESPP issuances	5,981
Total common stock reserved for future issuances	55,405

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term in years	0.5	0.5	0.5
Volatility	34.1%	44.0%	53.7%
Risk-free interest rate	0.1%	0.1%	0.1%
Dividend rate	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted-average fair value per share granted	$5.91	$6.11	$7.06
Shares issued under the ESPP	770	672	577
Weighted-average price per share issued	$18.17	$18.88	$18.90

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of product revenue	$483	$383	$333
Cost of services and other revenue	5,826	4,841	3,736
Research and development	17,264	13,271	9,226
Sales and marketing	26,744	19,526	12,793
General and administrative	8,677	6,450	4,602
Total stock-based compensation expense	$58,994	$44,471	$30,690

The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$17,555	$20,806	$24,506
RSUs	37,068	18,968	1,714
ESPP	4,371	4,697	4,470
Total stock-based compensation expense	$58,994	$44,471	$30,690

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit associated with stock-based compensation	$11,086	$8,331	$5,870

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

On December 6, 2013, our Board of Directors authorized a Share Repurchase Program (“the Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. On October 17, 2014, our board of directors extended the share repurchase authorization under the Program through December 31, 2015. In fiscal 2014, we repurchased 1.6 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $38.6 million. As of December 31, 2014, $122.5 million remains available for future share repurchases under the Program.

12. INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$35,778	$83,076	$95,730
Foreign	25,771	(7,135)	9,266
Total income before income taxes	$61,549	$75,941	$104,996

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$17,717	$43,384	$43,765
State	1,110	2,490	1,992
Foreign	8,921	4,175	2,266
Total current	$27,748	$50,049	$48,023
Deferred:
Federal	$6,742	$(17,149)	$(9,677)
State	(36)	(1,232)	(186)
Foreign	1,752	—	—
Total deferred	8,458	(18,381)	(9,863)
Provision for income taxes	$36,206	$31,668	$38,160

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory tax rate	$21,542	$26,579	$36,749
Stock-based compensation expense	7,367	4,571	1,570
State taxes—net of federal benefit	975	419	1,186
Domestic production activities deduction	—	(3,256)	(1,813)
Foreign tax credit	(4,433)	(2,853)	(2,348)
Research and development credit	(880)	(1,650)	(144)
Foreign income taxed at different rates	(406)	2,927	(1,626)
Foreign withholding taxes	9,085	6,622	2,185
Other	2,956	(1,691)	2,401
Total provision for income taxes	$36,206	$31,668	$38,160

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. For fiscal 2014, income tax payable was not reduced by excess tax benefits from the exercise or vesting of stock-based awards, therefore we did not recognize a significant benefit in additional paid-in-capital. The income tax benefits for fiscal 2013 and fiscal 2012 associated with dispositions from employee stock transactions of $3.5 million, and $14.3 million, respectively, were recognized as additional paid-in capital because it reduced income taxes payable.

As of December 31, 2014, we did not recognize federal and California deferred tax assets related to stock-based compensation excess tax benefits of $6.5 million and $3.3 million, respectively. Unrecognized excess tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$1,293	$2,183
Deferred revenue	31,545	47,341
Nondeductible reserves and accruals	20,904	16,055
Depreciation and amortization	193	(465)
General business credit carryforward	2,155	439
Stock-based compensation expense	16,463	15,468
Other	11	17
Total deferred tax assets	$72,564	$81,038

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

As of December 31, 2014, we had $22.9 million in federal net operating loss carryforwards to offset future income that will not expire until 2034. We also had federal tax credits of $5.5 million available to carryback and claim federal tax

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

refunds from prior year. As of December 31, 2014, we had $6.9 million in California net operating loss carryforwards to offset future income that will not expire until 2030. We also had state tax credit carryforwards of $5.2 million available to offset our future state taxes. The state credits carry forward indefinitely.

Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided on such earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. As of December 31, 2014, we have not recorded U.S. income tax on $21.3 million of foreign earnings that are deemed to be permanently reinvested overseas.

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2023, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds. We did not realize any tax savings from the Singapore tax incentives in fiscal 2014 because of net tax losses generated in fiscal 2013 for that jurisdiction.

As of December 31, 2014, we had $44.2 million of unrecognized tax benefits, of which, if recognized, $43.4 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2014, 2013 and 2012, accrued interest and penalties were $1.7 million, $1.0 million, and $1.5 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of year	$29,604	$27,808	$19,269
Gross increases for tax positions related to the current year	14,547	4,713	7,550
Gross increases for tax positions related to the prior year	—	405	1,479
Gross decreases for tax positions related to the prior year	—	(3,322)	(490)
Unrecognized tax benefits, end of year	$44,151	$29,604	$27,808

As of December 31, 2014, 2013 and 2012, $45.1 million, $30.2 million, and $28.8 million, respectively, of the amounts reflected above were recorded as Income taxes payable—non-current in our consolidated balance sheet.

As of December 31, 2014, there was no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2008. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2010.

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for fiscal 2014, fiscal 2013, and fiscal 2012 were $2.5 million, $2.1 million, and $1.8 million, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment by geographic region (in thousands):

	Year Ended December 31,
Revenue	2014	2013	2012
Americas:
United States	$200,294	$162,327	$145,369
Other Americas	124,365	90,459	71,687
Total Americas	324,659	252,786	217,056
Europe, Middle East, and Africa (“EMEA”)	270,537	208,979	184,175
Asia Pacific and Japan (“APAC”)	175,168	153,532	132,408
Total revenue	$770,364	$615,297	$533,639

Property and Equipment—net	December 31, 2014	December 31, 2013
Americas:
United States	$46,116	$29,334
Canada	6,054	4,372
Other Americas	875	45
Total Americas	53,045	33,751
EMEA	3,256	1,273
APAC	2,618	1,628
Total property and equipment—net	$58,919	$36,652

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for fiscal 2014 and fiscal 2013 (in thousands):

	December 31, 2014
	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	$333	$1,168	$(409)	$1,092
Other comprehensive loss before reclassifications		(1,694)	595	(1,099)
Amounts reclassified from accumulated other comprehensive (loss) income	(333)	(14)	5	(342)
Net current-period other comprehensive loss	(333)	(1,708)	600	(1,441)
Ending balance	$—	$(540)	$191	$(349)

	December 31, 2013
	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	$1,950	$1,755	$(614)	$3,091
Other comprehensive loss before reclassifications	(1,617)	(573)	200	(1,990)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(14)	5	(9)
Net current-period other comprehensive loss	(1,617)	(587)	205	(1,999)
Ending balance	$333	$1,168	$(409)	$1,092

The following table provides details about the reclassification out of accumulated other comprehensive (loss) income for fiscal 2014 and fiscal 2013 (in thousands):

December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation losses	$(333)	Other expense—net
Unrealized gains on investments	$(14)	Other expense—net
Tax provision related to items of other comprehensive income or loss	5	Provision for income taxes
Total reclassification for the period	$(342)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$(14)	Other expense—net
Tax provision related to items of other comprehensive income or loss	5	Provision for income taxes
Total reclassification for the period	$(9)

16. RELATED PARTY TRANSACTIONS

The son of one member of our Board of Directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board of Directors were $1.7 million and $0.1 million in fiscal 2014 and fiscal 2013, respectively. There were no such legal services in fiscal 2012. Amounts due and payable to the law firm were $1.3 million and $0.3 million as of December 31, 2014 and December 31, 2013, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2015

ITEM 9B.     Other Information

None.
Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not our employees, with regard to their Fortinet-related activities. Our code of business conduct and ethics is available on our website at www.fortinet.com under “Corporate—Investor Relations—Corporate Governance.” We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2014, 2013 and 2012, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Sales Returns Reserve:
Beginning balance	$4,573	$2,267	$2,351
Charged (credited) to costs and expenses, net of deductions	1,269	2,306	(84)
Ending balance	$5,842	$4,573	$2,267

Allowance for Doubtful Accounts:
Beginning balance	$32	$115	$336
Charged (credited) to costs and expenses, net of write-offs	330	(83)	(221)
Ending balance	$362	$32	$115

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 27, 2015
Ken Xie	(Principal Executive Officer)

/s/ Andrew Del Matto	Chief Financial Officer	February 27, 2015
Andrew Del Matto	(Principal Financial and Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 27, 2015
Michael Xie

/s/ Ming Hsieh	Director	February 27, 2015
Ming Hsieh

/s/ Chenming Hu	Director	February 27, 2015
Chenming Hu

/s/ Hong Liang Lu	Director	February 27, 2015
Hong Liang Lu

/s/ William H. Neukom	Director	February 27, 2015
William H. Neukom

/s/ Christopher B. Paisley	Director	February 27, 2015
Christopher B. Paisley

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	3.2

3.2	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.4

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†*	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.10†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.11†	Form of Change of Control Agreement between the Company and its directors	Registration Statement on Form S-1, as amended (File No. 001-34511)	August 10, 2009	10.11

10.12†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Ken Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.5

10.13†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and Michael Xie	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.6

10.14†	Separation and Change of Control Agreement, dated as of August 7, 2009, between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.8

10.15†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.16†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.17†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

10.18†	Change of Control Severance Agreement, dated as of December 17, 2013, between registrant and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.3

10.19†	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No.001-34511)	August 5, 2014	10.1

10.20†	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No.001-34511)	August 5, 2014	10.2

10.21†	Amendment 1 to Change of Control Severance Agreement, dated as of July 31, 2014, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No.001-34511)	August 5, 2014	10.3

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.