Form 10-Q
period 2015-03-31
FORTINET INC
filed 2015-05-01
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 24, 2015, there were 169,563,012 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$386,352	$283,254
Short-term investments	417,605	436,766
Accounts receivable—Net of sales returns reserve and allowance for doubtful accounts of $4,882 and $6,204 as of March 31, 2015 and December 31, 2014, respectively	161,854	184,741
Inventory	72,060	69,477
Deferred tax assets	41,175	41,484
Prepaid expenses and other current assets	32,757	31,143
Total current assets	1,111,803	1,046,865
LONG-TERM INVESTMENTS	268,608	271,724
PROPERTY AND EQUIPMENT—Net	63,487	58,919
DEFERRED TAX ASSETS	38,998	31,080
GOODWILL	2,824	2,824
OTHER INTANGIBLE ASSETS—Net	2,559	2,832
OTHER ASSETS	10,024	10,530
TOTAL ASSETS	$1,498,303	$1,424,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,164	$49,947
Accrued liabilities	25,873	29,016
Accrued payroll and compensation	42,727	45,875
Income taxes payable	3,343	2,689
Deferred revenue	406,526	368,929
Total current liabilities	518,633	496,456
DEFERRED REVENUE	193,645	189,828
INCOME TAXES PAYABLE	50,280	45,139
OTHER LIABILITIES	15,998	17,385
Total liabilities	778,556	748,808
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 169,247 and 166,443 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	169	166
Additional paid-in capital	604,147	562,504
Accumulated other comprehensive income (loss)	226	(349)
Retained earnings	115,205	113,645
Total stockholders’ equity	719,747	675,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,498,303	$1,424,774
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUE:
Product	$97,509	$76,765
Service	115,377	92,184
Total revenue	212,886	168,949
COST OF REVENUE:
Product	41,368	32,139
Service	22,234	18,604
Total cost of revenue	63,602	50,743
GROSS PROFIT:
Product	56,141	44,626
Service	93,143	73,580
Total gross profit	149,284	118,206
OPERATING EXPENSES:
Research and development	35,816	29,055
Sales and marketing	100,609	67,326
General and administrative	11,961	9,010
Total operating expenses	148,386	105,391
OPERATING INCOME	898	12,815
INTEREST INCOME	1,422	1,333
OTHER EXPENSE—Net	(677)	(389)
INCOME BEFORE INCOME TAXES	1,643	13,759
PROVISION FOR INCOME TAXES	83	5,366
NET INCOME	$1,560	$8,393
Net income per share (Note 6):
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted-average shares outstanding:
Basic	168,077	162,391
Diluted	173,720	168,114
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$1,560	$8,393
Other comprehensive income (loss)—net of taxes:
Foreign currency translation losses	—	(1,017)
Unrealized gains on investments	885	2
Tax provision related to items of other comprehensive income	(310)	—
Other comprehensive income (loss)—net of taxes	575	(1,015)
Comprehensive income	$2,135	$7,378

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,560	$8,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,353	4,422
Amortization of investment premiums	1,938	2,513
Stock-based compensation	18,880	12,930
Excess tax benefit from stock-based compensation	—	(579)
Other non-cash items—net	159	(67)
Changes in operating assets and liabilities:
Accounts receivable—net	23,621	19,119
Inventory	(6,296)	3,326
Deferred tax assets	(7,918)	24
Prepaid expenses and other current assets	(1,203)	(287)
Other assets	507	45
Accounts payable	(11,305)	(6,042)
Accrued liabilities	(3,450)	(170)
Accrued payroll and compensation	(3,149)	1,071
Other liabilities	(1,569)	16,155
Deferred revenue	40,696	18,469
Income taxes payable	5,795	(18,420)
Net cash provided by operating activities	64,619	60,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(120,991)	(120,590)
Sales of investments	6,679	10,920
Maturities of investments	135,363	118,641
Purchases of property and equipment	(4,927)	(11,318)
Payments made in connection with business acquisitions—net of cash acquired	—	(17)
Net cash provided by (used in) investing activities	16,124	(2,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,955	14,471
Taxes paid related to net share settlement of equity awards	(6,600)	(3,633)
Excess tax benefit from stock-based compensation	—	579
Repurchase and retirement of common stock	—	(12,305)
Net cash provided by (used in) financing activities	22,355	(888)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(555)
NET INCREASE IN CASH AND CASH EQUIVALENTS	103,098	57,095
CASH AND CASH EQUIVALENTS—Beginning of period	283,254	115,873
CASH AND CASH EQUIVALENTS—End of period	$386,352	$172,968
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$6,498	$22,136
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$3,869	$2,307
Liability for purchase of property and equipment and asset retirement obligations	$2,140	$5,844
Liability incurred for repurchase of common stock	$—	$657
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 2, 2015. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements for the year ended December 31, 2014.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2015.

In the third quarter of 2014, we reevaluated the selected functional currency of our international subsidiaries due to the nature of our business operations and recorded the cumulative impact of the reevaluation of the functional currency in the consolidated statement of operations. Subsequently, the remeasurement of the assets and liabilities of all international subsidiaries has been recorded in the consolidated statement of operations prospectively. The impact of this reevaluation is not material for our fiscal 2014 or any of our previously issued financial statements.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$568,456	$593	$(243)	$568,806
Commercial paper	43,758	1	(9)	43,750
Municipal bonds	49,825	21	(26)	49,820
Certificates of deposit and term deposits (1)	13,080	—	—	13,080
U.S. government and agency securities	10,749	8	—	10,757
Total available-for-sale securities	$685,868	$623	$(278)	$686,213

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$589,526	$365	$(875)	$589,016
Commercial paper	51,156	3	(4)	51,155
Municipal bonds	39,745	15	(39)	39,721
Certificates of deposit and term deposits (1)	22,854	—	—	22,854
U.S. government and agency securities	5,749	1	(6)	5,744
Total available-for-sale securities	$709,030	$384	$(924)	$708,490

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$177,364	$(214)	$13,142	$(29)	$190,506	$(243)
Commercial paper	8,375	(9)	—	—	8,375	(9)
Municipal bonds	32,205	(26)	—	—	32,205	(26)
Total available-for-sale securities	$217,944	$(249)	$13,142	$(29)	$231,086	$(278)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,011	$(858)	$6,011	$(17)	$323,022	$(875)
Commercial paper	8,185	(4)	—	—	8,185	(4)
Municipal bonds	26,684	(39)	—	—	26,684	(39)
U.S. government and agency securities	4,745	(6)	—	—	4,745	(6)
Total available-for-sale securities	$356,625	$(907)	$6,011	$(17)	$362,636	$(924)

The contractual maturities of our investments as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Due within one year	$417,605	$436,766
Due within one to three years	268,608	271,724
Total	$686,213	$708,490

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2015.

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

We measure the fair value of money market funds and certain U.S. government and agency securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or model driven valuations using significant inputs derived from or corroborated by observable market data.

We classify investments within Level 1 if quoted prices are available in active markets for identical securities.

We classify items within Level 2 if the investments are valued using model driven valuations using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Corporate debt securities	$568,806	$—	$568,806	$589,016	$—	$589,016
Commercial paper	43,750	—	43,750	51,155	—	51,155
Municipal bonds	49,820	—	49,820	39,721	—	39,721
Certificates of deposit and term deposits	13,080	—	13,080	22,854	—	22,854
Money market funds	29,154	29,154	—	13,311	13,311	—
U.S. government and agency securities	10,757	2,001	8,756	5,744	1,998	3,746
Total	$715,367	$31,155	$684,212	$721,801	$15,309	$706,492

Reported as:
Cash equivalents	$29,154			$13,311
Short-term investments	417,605			436,766
Long-term investments	268,608			271,724
Total	$715,367			$721,801

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the period ended March 31, 2015.

3. INVENTORY

Inventory consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$12,077	$10,617
Finished goods	59,983	58,860
Inventory	$72,060	$69,477

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.0 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively. Inventory also includes materials at contract manufacturers of $4.6 million and $4.8 million as of March 31, 2015 and December 31, 2014, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$13,895	$13,895
Building and building improvements	20,224	20,166
Evaluation units	34,053	31,474
Computer equipment and software	38,306	31,821
Furniture and fixtures	5,469	5,096
Construction-in-progress	3,157	3,902
Leasehold improvements	8,711	7,998
Total property and equipment	123,815	114,352
Less: accumulated depreciation	(60,328)	(55,433)
Property and equipment—net	$63,487	$58,919

Depreciation expense was $6.0 million and $3.9 million during the three months ended March 31, 2015 and March 31, 2014, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

As of March 31, 2015, we have invested a total of $6.4 million in the equity securities of three privately-held companies. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment exist.

During the three months ended March 31, 2015, no events have occurred that would adversely affect the carrying value of these investments.

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, restricted stock units (“RSUs”) including performance stock units (“PSUs”), and the employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income	$1,560	$8,393

Denominator:
Basic shares:
Weighted-average common stock outstanding—basic	168,077	162,391
Diluted shares:
Weighted-average common stock outstanding—basic	168,077	162,391
Effect of potentially dilutive securities:
Stock options	3,837	5,196
RSUs (including PSUs)	1,741	484
ESPP	65	43
Weighted-average shares used to compute diluted net income per share	173,720	168,114
Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock options	249	5,079
RSUs (including PSUs)	1,333	1,348
ESPP	169	358
	1,751	6,785

7. DEFERRED REVENUE

Deferred revenue consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Product	$4,255	$4,642
Service	595,916	554,115
Total deferred revenue	$600,171	$558,757
Reported As:
Current	$406,526	$368,929
Non-current	193,645	189,828
Total deferred revenue	$600,171	$558,757

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2015 (in thousands):

	Total	2015 (remainder)	2016	2017	2018	2019	Thereafter
Operating lease commitments	$40,130	$9,560	$9,453	$7,252	$6,506	$4,567	$2,792
Less: Sublease rental income	224	224	—	—	—	—	—
Operating lease commitments—net	39,906	9,336	9,453	7,252	6,506	4,567	2,792
Inventory purchase commitments	67,715	67,715	—	—	—	—	—
Other contractual commitments and open purchase orders	28,108	26,020	1,518	570	—	—	—
Total	$135,729	$103,071	$10,971	$7,822	$6,506	$4,567	$2,792

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. In addition to the amounts above, certain leases require us to pay variable costs such as taxes, maintenance, insurance, and asset retirement obligations. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $3.1 million and $2.7 million during the three months ended March 31, 2015 and 2014, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2015, we had $67.7 million of open purchase orders with our independent contract manufacturers.

In addition to commitments with contract manufacturers, we have other contractual commitments and open purchase orders in the ordinary course of business for which we have not received goods or services. As of March 31, 2015, we had $28.1 million in other contractual commitments and open purchase orders.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Accrued warranty balance—beginning of the period	$4,269	$3,037
Warranty costs incurred	(1,095)	(756)
Provision for warranty for the period	945	837
Adjustment related to pre-existing warranties	222	(313)
Accrued warranty balance—end of the period	$4,341	$2,805

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any significant accrual for loss contingencies associated with such legal proceedings; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as damage resulting from product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited by the terms of our contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement and, in some instances, to potential liability that is not contractually limited. To date, there have been no awards under such indemnification provisions.

9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs, including PSUs. The Company also has an ESPP for all eligible employees. As of March 31, 2015, there were a total of 44,040,580 shares of common stock available for grant under our stock-based compensation plans.

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term in years	4.3	4.9
Volatility	40%	45%
Risk-free interest rate	1.5%	1.7%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2014	10,702	$14.98
Granted	269	32.79
Forfeited	(73)	24.59
Exercised	(1,931)	10.49
Balance—March 31, 2015	8,967	$16.41
Options vested and expected to vest—March 31, 2015	8,924	$16.35	2.8	$165,975
Options exercisable—March 31, 2015	7,589	$14.71	2.4	$153,634

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2015, for all in-the-money options. As of March 31, 2015, total

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense related to unvested stock options granted to employees but not yet recognized was $15.6 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 1.8 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted-average fair value per share granted	$11.17	$8.65
Intrinsic value of options exercised	41,003	15,321
Fair value of options vested	3,792	4,562

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2014	6,291	$22.93
Granted	2,492	32.96
Forfeited	(198)	26.36
Vested	(670)	22.01
Balance—March 31, 2015	7,915	$26.18
RSUs expected to vest—March 31, 2015	7,450	$26.02

As of March 31, 2015, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $197.8 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.1 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Shares withheld for taxes	221	171
Amount withheld for taxes	$6,600	$3,633

Performance Stock Units

We have granted PSUs to certain of our executive officers and employees. PSUs granted to executive officers are based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods. PSUs granted to certain employees are based on the achievement of personal- and company-based performance vesting conditions during the performance period. The final settlement of these PSUs will range between 50% to 150% of the target shares underlying the PSUs based on specified objective formula approved by our Compensation Committee.  The PSUs entitle the employees to receive a number of shares of our common stock based on a one year performance period, and vest equally in the second and third years.

The following table summarizes the weighted-average assumptions relating to our PSUs granted to our executive officers:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term in years	3.0	3.0
Volatility	38%	48%
Risk-free interest rate	1.1%	0.7%
Dividend rate	—%	—%

The following table summarizes the activity and related information for PSUs for the periods presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Shares granted to executive officers and employees	206	25
Weighted-average fair value per share granted	$34.86	$22.44

As of March 31, 2015, total compensation expense related to unvested PSUs that were granted to certain of our executive officers and employees, but not yet recognized, was $9.5 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.5 years.

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term in years	0.5	0.5
Volatility	28%	37%
Risk-free interest rate	0.1%	0.1%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted-average fair value per share granted	$7.56	$5.76
Shares issued under the ESPP	427	424
Weighted-average price per share issued	$21.34	$17.18

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of product revenue	$140	$113
Cost of service revenue	1,632	1,329
Research and development	5,157	3,882
Sales and marketing	9,307	5,746
General and administrative	2,686	1,860
Total stock-based compensation expense	$18,922	$12,930

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock options	$3,455	$4,692
RSUs (including PSUs)	14,292	7,363
ESPP	1,175	875
Total stock-based compensation expense	$18,922	$12,930

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Income tax benefit associated with stock-based compensation	$3,377	$3,349

Share Repurchase Program

In December 2013, our Board of Directors (“Board”) authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In October 2014, our Board extended the share repurchase authorization under the Program through December 31, 2015. During the three months ended March 31, 2015, there were no shares repurchased under the Program. As of March 31, 2015, $122.5 million remains available for future share repurchases under the Program.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The effective tax rate was 5% for the three months ended March 31, 2015, compared to an effective tax rate of 39% for the same period last year. The provision for income taxes for the periods presented is comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. During the three months ended March 31, 2015, discrete items included a higher tax benefit from stock-based compensation expense and foreign exchange impact relating to uncertain tax benefit for developments in international tax that impacted the quarterly effective tax rate.

As of March 31, 2015 and December 31, 2014, unrecognized tax benefits were $46.6 million and $44.2 million, respectively. The total amount of $46.6 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2015, we had accrued approximately $4.5 million for estimated interest related to uncertain tax positions.

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

11. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions. Our Board approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP during the three months ended March 31, 2015 and March 31, 2014 were $0.8 million and $0.6 million, respectively.

12. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of the customer. The following table sets forth revenue (in thousands):

	Three Months Ended
Revenue	March 31, 2015	March 31, 2014
Americas:
United States	$58,501	$44,793
Other Americas	33,059	27,639
Total Americas	91,560	72,432
Europe, Middle East, and Africa (“EMEA”)	75,664	56,643
Asia Pacific and Japan (“APAC”)	45,662	39,874
Total revenue	$212,886	$168,949

The following table sets forth property and equipment by geographic region as of March 31, 2015 and December 31, 2014 (in thousands):

Property and Equipment—net	March 31, 2015	December 31, 2014
Americas:
United States	$49,471	$46,116
Canada	6,356	6,054
Other Americas	924	875
Total Americas	56,751	53,045
EMEA	3,723	3,256
APAC	3,013	2,618
Total property and equipment—net	$63,487	$58,919

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2015	March 31, 2014
Exclusive Networks Group	17%	14%
Ingram Micro	—%	10%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	March 31, 2015	December 31, 2014
Exclusive Networks Group	19%	18%
Fine Tec Computer	12%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) on Investments	Tax benefit (provision) related to items of other comprehensive income (loss)	Total
Beginning balance as of December 31, 2014	$(540)	$191	$(349)
Other comprehensive income before reclassifications	889	(311)	578
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	1	(3)
Net current-period other comprehensive income	885	(310)	575
Ending balance as of March 31, 2015	$345	$(119)	$226

The following table provides details about the reclassification out of accumulated other comprehensive income (loss) (in thousands):

Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$(4)	Other expense—net
Tax provision related to items of other comprehensive income	1	Provision for income taxes
Total reclassification for the period	$(3)

14. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”) and the Euro (“EUR”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities, including forward contracts, to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities of one month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other expense—net in the condensed consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in Other expense—net in our condensed consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the GBP and EUR could adversely impact our operating expenses in the future.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amount of forward exchange contracts to hedge balance sheet accounts were (in thousands):

	Buy/Sell	Notional
Currency—As of March 31, 2015
CAD	Sell	$9,093

Currency—As of December 31, 2014
CAD	Buy	$6,879

15. RELATED PARTY TRANSACTIONS

The son of one member of our Board is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board were $1.9 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Amounts due and payable to the law firm were $1.7 million and $1.3 million as of March 31, 2015 and December 31, 2014, respectively.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	growing our sales to large enterprises, service providers, and government organizations;

•	trends in revenue, costs of revenue, and gross margin;

•
trends in our operating expenses, including research and development expenses, sales and marketing expenses and general and administrative expenses, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development;

•	continued investments in sales and marketing and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•
our intentions regarding repatriation of cash, cash equivalents and investments held by our international subsidiaries and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months; and

•	other statements regarding our future operations, financial condition and prospects and business strategies.

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

Our flagship integrated network security solution consists of our FortiGate physical and virtual appliance products that provide a broad array of integrated security and networking functions to protect data, applications, and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention, anti-malware, application control, virtual private network, web-filtering, vulnerability management, anti-spam, wireless controller, and wide area network acceleration. Our FortiGate appliances may be deployed as Next Generation Firewalls, Data Center Firewalls, Unified Threat Management systems, Internal Network Firewall, Virtual Machine Firewalls or Cloud Firewalls. Our FortiGate appliances range from the FortiGate-20 series for small businesses and branch offices to the FortiGate-5000 series for large enterprises and service providers, and are based on our proprietary technology platform. This platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all FortiGate security functions. Our FortiGuard security subscription services provide end-customers with access to dynamic updates to our application control, anti-malware, intrusion prevention, web filtering, and anti-spam functionality. Our security services are based on intelligence gathered by our FortiGuard Labs team, which is comprised of a large team of threat researchers who detect threats and help protect our customers. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

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

Financial Highlights

•
We recorded total revenue of $212.9 million for the three months ended March 31, 2015, an increase of 26% compared to the same period last year. Product revenue was $97.5 million during the three months ended March 31, 2015, an increase of 27% compared to the same period last year. Service revenue was $115.4 million for the three months ended March 31, 2015, an increase of 25% compared to the same period last year.

•	Cash, cash equivalents and investments were $1.07 billion as of March 31, 2015, an increase of $80.8 million, or 8%, from December 31, 2014.

•	Deferred revenue was $600.2 million as of March 31, 2015, an increase of $41.4 million, or 7%, from December 31, 2014.

•	We generated cash flows from operating activities of $64.6 million during the three months ended March 31, 2015, an increase of $3.7 million, or 6%, compared to the same period last year.

Revenue grew as a result of our focus on growth and our strategy to increase sales capacity and invest in our marketing activities. We continue to grow and strengthen our enterprise sales force. Our marketing investments are also beginning to yield returns, with improvement in lead quality and conversion rates. Our strategy is enabling us to gain market share, win new customers, and expand within existing customer accounts, especially in the enterprise market. We continue to grow the number of large deals with enterprises and service providers, which is key to our long-term growth strategy as these high-end customers tend to provide higher lifetime value and are beneficial to our business model over time.

During the three months ended March 31, 2015, our revenue growth was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories. Our high-end FortiGate products (FortiGate-1000 to -5000 series) accounted for 37% of billings primarily driven by continued enterprise adoption of our high-end appliances such as the FortiGate-1500D and 3700D series appliances. Our mid-range products (FortiGate-200 to -800 series) accounted for 26% of billings, and our entry-level products (FortiGate-20 to -100 series) accounted for 37% of billings.

During the three months ended March 31, 2015, while our operating expenses benefited from favorable foreign exchange rates, operating expenses increased compared to the same period last year. The increase was primarily driven by our accelerated pace of hiring and marketing investments to support our growth as we continued to invest in expanding our sales coverage, marketing capabilities, developing new products and scaling our customer support organization to meet the needs of our customer base. Headcount, including full time equivalent employees, increased to 3,076 as of March 31, 2015 from 2,389 as of March 31, 2014.

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

	Three Months Ended Or As Of
	March 31, 2015	March 31, 2014
	(in thousands)
Revenue	$212,886	$168,949
Deferred revenue	$600,171	$451,303
Increase in deferred revenue	$41,414	$18,675
Billings (non-GAAP)	$254,300	$187,624
Cash, cash equivalents and investments	$1,072,565	$888,314
Net cash provided by operating activities	$64,619	$60,902
Free cash flow (non-GAAP)	$59,692	$49,584

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

Billings (Non-GAAP).We define billings as revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period, if any. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business, and historically the recognition of previously deferred revenue represented a majority of the quarterly revenue that we recognize. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Billings:
Revenue	$212,886	$168,949
Increase in deferred revenue	41,414	18,675
Total billings (Non-GAAP)	$254,300	$187,624

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because free cash flow excludes cash used for capital expenditures and also excludes cash provided by or used for other investing and financing activities. Management compensates for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$64,619	$60,902
Less purchases of property and equipment	(4,927)	(11,318)
Free cash flow (Non-GAAP)	$59,692	$49,584

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

There have been no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2015, as compared to the critical accounting policies and estimates described in the Form 10-K.

Results of Operations

Revenue

	Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$97,509	46%	$76,765	45%	$20,744	27%
Service	115,377	54	92,184	55	23,193	25
Total revenue	$212,886	100%	$168,949	100%	$43,937	26%
Revenue by geography:
Americas	$91,560	43%	$72,432	43%	$19,128	26%
EMEA	75,664	36	56,643	33	19,021	34
APAC	45,662	21	39,874	24	5,788	15
Total revenue	$212,886	100%	$168,949	100%	$43,937	26%

Total revenue increased by $43.9 million, or 26%, during the three months ended March 31, 2015 compared to the same period last year. The EMEA region grew by 34% due to strong sales performance across the region. The Americas region grew by 26% as we saw continued strength in the U.S. enterprise market driven by increased sales to large enterprises. The APAC region grew by 15% as we saw continued growth in certain parts of the region. Product revenue increased by $20.7 million, or 27%, during the three months ended March 31, 2015 compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand across all product categories for our entry-level products for smaller enterprises, our mid-range products for mid-to-large enterprises and branch deployments, and our high-end products for large enterprise and service provider customers.

Service revenue increased by $23.2 million, or 25%, during the three months ended March 31, 2015 compared to the same period last year due to the recognition of revenue from our deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$41,368	$32,139	$9,229	29%
Service	22,234	18,604	3,630	20
Total cost of revenue	$63,602	$50,743	$12,859	25%
Gross margin (%):
Product	57.6%	58.1%	(0.5)%
Service	80.7	79.8	0.9
Total gross margin	70.1%	70.0%	0.1%

Total gross margin remained relatively consistent during the three months ended March 31, 2015 compared to the same period last year. Product gross margin decreased by 0.5 percentage points during the three months ended March 31, 2015 compared to the same period last year primarily due to an increase in freight costs of $1.3 million and warranty costs of $1.0 million.

Service gross margin increased by 0.9 percentage points during the three months ended March 31, 2015 as compared to the same period last year. Cost of service revenue increased by $3.6 million primarily due to a $2.9 million increase in personnel costs, including stock-based compensation, related to headcount increases, and a $0.7 million increase in depreciation and other costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2015		March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$35,816	17%	$29,055	17%	$6,761	23%
Sales and marketing	100,609	47	67,326	40	33,283	49
General and administrative	11,961	6	9,010	5	2,951	33
Total operating expenses	$148,386	70%	$105,391	62%	$42,995	41%

Research and development

Research and development expense increased by $6.8 million, or 23%, during the three months ended March 31, 2015 compared to the same period last year primarily due to an increase of $3.2 million in personnel costs and $1.3 million in stock-based compensation as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Occupancy-related and other costs increased by $0.7 million and depreciation expense increased by $0.5 million. During the three months ended March 31, 2014, expenses were also lower by $1.1 million due to the reversal of a previously recorded liability for estimated contingent consideration. We intend to continue to invest in our research and development organization but expect research and development expense as a percentage of total revenue to remain at comparable levels during the remainder of 2015.

Sales and marketing

Sales and marketing expense increased by $33.3 million, or 49%, during the three months ended March 31, 2015 compared to the same period last year, primarily due to an increase of $19.9 million in personnel costs as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expenses increased by $3.6 million as we invested significantly in marketing to capture market share, particularly in the enterprise market, including costs related to trade-shows and lead generation campaigns. In addition, stock-based compensation expense increased by $3.6 million, depreciation and other expenses increased by $2.8 million, travel expenses increased by $1.7 million, and supplies increased by $1.6 million. As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force and marketing campaigns to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing, which are critical to support growth, and expect sales and marketing expense as a percentage of total revenue to decrease during the remainder of 2015.

General and administrative

General and administrative expense increased by $3.0 million, or 33%, during the three months ended March 31, 2015 compared to the same period last year. Personnel costs, including stock-based compensation, increased by $2.6 million, as we continued to increase our headcount in order to support our expanding business. In addition, depreciation and other expenses increased by $0.3 million. We expect general and administrative expense to increase as a percentage of total revenue during the remainder of 2015.

Interest income and other expense—net

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	% Change
	(in thousands, except percentages)
Interest income	$1,422	$1,333	$89	7%
Other expense—net	(677)	(389)	(288)	74

Interest income increased in the three months ended March 31, 2015 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. The increase in other expense—net for the three months ended March 31, 2015 when compared to the same period last year, was the result of higher foreign exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2015	March 31, 2014
	(in thousands, except percentages)
Provision for income taxes	$83	$5,366	$(5,283)	(98)%
Effective tax rate (%)	5%	39%	(34)%	—

Our effective tax rate was 5% for the three months ended March 31, 2015, compared with an effective tax rate of 39% for the same period last year. The provision for income taxes for the three months ended March 31, 2015 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. During the three months ended March 31, 2015, discrete items included a higher tax benefit from stock-based compensation expense and foreign exchange impact relating to uncertain tax benefit for developments in international tax that impacted the quarterly effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2015, we had accrued $4.5 million for estimated interest related to uncertain tax provisions.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Liquidity and Capital Resources

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$386,352	$283,254
Investments	686,213	708,490
Total cash, cash equivalents and investments	$1,072,565	$991,744

Working capital	$593,170	$550,409

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash provided by operating activities	$64,619	$60,902
Cash provided by (used) in investing activities	16,124	(2,364)
Cash provided by (used in) financing activities	22,355	(888)
Effect of exchange rates on cash and cash equivalents	—	(555)
Net increase in cash and cash equivalents	$103,098	$57,095

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of RSUs, and investments in strategic relationships that we have made or may make in the future. As of March 31, 2015, $122.5 million remains available for future share repurchases under our stock repurchase program (“Program”), which will be financed through our available working capital. In recent years, we have received significant capital resources as a result of exercises of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the changing mix of stock options and RSUs granted. We expect to spend approximately $30.0 million to $35.0 million primarily related to expansion of our offices to support worldwide growth, as well as the implementation of our enterprise resource planning system.

As of March 31, 2015, our cash, cash equivalents, and investments of $1.07 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency debt securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of March 31, 2015, $326.2 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consisted primarily of stock-based compensation, depreciation of property and equipment, amortization of intangible assets, excess tax benefit from stock-based compensation, and amortization of investment premiums.

Our operating activities during the three months ended March 31, 2015 provided $64.6 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the three months ended March 31, 2015 consisted of net income of $1.6 million increased by non-cash adjustments of $27.3 million and changes in operating assets and liabilities of $35.7 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by an increase in payments to vendors for inventory-related purchases and prepayment of certain expenses.

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

During the three months ended March 31, 2015, cash provided by investing activities was a result of positive cash flow due to maturities, net of purchases, from our investments of $21.1 million, partially offset by capital expenditures of $4.9 million.

During the three months ended March 31, 2014, cash used by investing activities was primarily due to capital expenditures of $11.3 million, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $9.0 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During the three months ended March 31, 2015, cash provided by financing activities was $22.4 million as a result of proceeds of $29.0 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $6.6 million of tax payments related to withholding upon the issuance of RSUs.

During the three months ended March 31, 2014, we used $12.3 million to repurchase and retire our common stock and $3.6 million to pay taxes related to withholding upon issuance of RSUs. These cash outflows were partially offset by proceeds of $14.5 million from the issuance of common stock under our stock plans, as well as excess tax benefit from employee stock-based compensation of $0.6 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the three months ended March 31, 2015 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 8 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar, and fluctuations may impact the actual prices that partners and customers are willing to pay for our products and services;

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition, and increased competitiveness in general, in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, increased competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, if we fail for any reason to continue to capitalize on growth opportunities, and due to other risks identified in the risk factors. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

•
protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact U.S. headquartered business’s sales in certain countries outside of the United States;

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

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government organizations. While we have increased sales to service providers and enterprises in recent periods, we have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customers. Sales to enterprises, service providers and government organizations involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly-skilled personnel such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

The average sales prices of our products may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, discounts we offer, a change in our mix of products, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past and may in the future negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the average sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 32% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments based on trade compliance requirements, or any shipment delays based on labor disputes at shipping ports, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products and to improve lead generation, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on certain marketing activities. While we have recently been increasing our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended March 31, 2015, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 17% of our total revenue. During the three months ended March 31, 2014, Exclusive Networks Group and Ingram Micro, which distributed our solutions to a large group of resellers and end-customers, accounted for 14% and 10%, of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Our business has grown over the last several years. We rely heavily on information technology systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and receipt of customer purchase orders through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. We purchased a new enterprise resource planning system during the second quarter of 2014. We are in the early stages of implementing the new system and, as a result, we have incurred and will continue to incur additional costs in connection with implementing the system. In addition, we may experience some disruption during the system implementation process. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

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

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country.  As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls.  Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability, and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of central processing units from Intel, network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and hard drives from Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

If our internal network system or our website is compromised, public perception of our products and services will be harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

We will not succeed unless the marketplace is confident that we provide effective network security protection. Increasingly, companies are subject to a wide variety of attacks on their networks and websites. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyberattacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise and third parties may attempt to fraudulently induce our employees to disclose information in order to gain access to our network. We cannot assure you that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third party of our internal network or website, if an actual or perceived breach of network security occurs in our internal systems or website it could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions, system slowdowns, cause loss of critical data, or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License (LGPL), the BSD License, the Apache License the MIT X License, and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that as of December 31, 2014, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2015 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock is subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us or announcements regarding the Program and the timing and amount of shares we purchase under the Program. For example, during the three months ended March 31, 2015, the closing price of our common stock ranged from $29.22 to $35.48.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

During the three months ended March 31, 2015, there were no shares repurchased under the Program. As of March 31, 2015, $122.5 million remains available for future share repurchases under the Program.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2015

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