Form 10-Q
period 2015-06-30
FORTINET INC
filed 2015-08-04
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 31, 2015, there were 171,151,438 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$481,393	$283,254
Short-term investments	391,634	436,766
Accounts receivable—net of sales returns reserve and allowance for doubtful accounts of $5,834 and $6,204 as of June 30, 2015 and December 31, 2014, respectively	176,849	184,741
Inventory	68,845	69,477
Deferred tax assets	41,463	41,484
Prepaid expenses and other current assets	35,326	31,143
Total current assets	1,195,510	1,046,865
LONG-TERM INVESTMENTS	275,344	271,724
PROPERTY AND EQUIPMENT—net	71,465	58,919
DEFERRED TAX ASSETS	44,152	31,080
GOODWILL	2,824	2,824
OTHER INTANGIBLE ASSETS—net	693	2,832
OTHER ASSETS	14,888	10,530
TOTAL ASSETS	$1,604,876	$1,424,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,336	$49,947
Accrued liabilities	29,145	29,016
Accrued payroll and compensation	51,545	45,875
Income taxes payable	1,096	2,689
Deferred revenue	441,177	368,929
Total current liabilities	565,299	496,456
DEFERRED REVENUE	216,384	189,828
INCOME TAXES PAYABLE	56,765	45,139
OTHER LIABILITIES	15,601	17,385
Total liabilities	854,049	748,808
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 170,449 and 166,443 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	170	166
Additional paid-in capital	634,969	562,504
Accumulated other comprehensive loss	(309)	(349)
Retained earnings	115,997	113,645
Total stockholders’ equity	750,827	675,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,604,876	$1,424,774
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE:
Product	$114,777	$85,384	$212,286	$162,149
Service	125,008	98,714	240,385	190,898
Total revenue	239,785	184,098	452,671	353,047
COST OF REVENUE:
Product	47,397	37,455	88,765	69,594
Service	22,101	20,302	44,335	38,906
Total cost of revenue	69,498	57,757	133,100	108,500
GROSS PROFIT:
Product	67,380	47,929	123,521	92,555
Service	102,907	78,412	196,050	151,992
Total gross profit	170,287	126,341	319,571	244,547
OPERATING EXPENSES:
Research and development	37,389	29,938	73,205	58,993
Sales and marketing	111,928	74,817	212,537	142,143
General and administrative	18,018	10,444	29,979	19,454
Total operating expenses	167,335	115,199	315,721	220,590
OPERATING INCOME	2,952	11,142	3,850	23,957
INTEREST INCOME	1,364	1,319	2,786	2,652
OTHER EXPENSE—net	(830)	(574)	(1,507)	(963)
INCOME BEFORE INCOME TAXES	3,486	11,887	5,129	25,646
PROVISION FOR INCOME TAXES	2,694	5,806	2,777	11,172
NET INCOME	$792	$6,081	$2,352	$14,474
Net income per share (Note 6):
Basic	$—	$0.04	$0.01	$0.09
Diluted	$—	$0.04	$0.01	$0.09
Weighted-average shares outstanding:
Basic	169,930	163,161	169,009	162,778
Diluted	176,234	168,345	174,983	168,015
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$792	$6,081	$2,352	$14,474
Other comprehensive income (loss)—net of taxes:
Foreign currency translation gains	—	1,118	—	101
Unrealized gains (losses) on investments	(822)	(21)	63	(19)
Tax benefit (provision) related to items of other comprehensive income or loss	287	7	(23)	7
Other comprehensive income (loss)—net of taxes	(535)	1,104	40	89
Comprehensive income	$257	$7,185	$2,392	$14,563

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,352	$14,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,382	10,914
Amortization of investment premiums	3,881	4,752
Stock-based compensation	40,525	27,646
Excess tax benefit from stock-based compensation	—	(2,443)
Other non-cash items—net	1,891	3,549
Changes in operating assets and liabilities:
Accounts receivable—net	9,523	2,228
Inventory	(7,917)	(3,307)
Deferred tax assets	(13,072)	(6,470)
Prepaid expenses and other current assets	(3,492)	(4,523)
Other assets	(513)	159
Accounts payable	(8,383)	1,253
Accrued liabilities	(228)	1,544
Accrued payroll and compensation	5,670	8,665
Other liabilities	(1,884)	15,375
Deferred revenue	97,156	47,871
Income taxes payable	10,033	(16,987)
Net cash provided by operating activities	148,924	104,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(229,479)	(283,338)
Sales of investments	22,472	22,864
Maturities of investments	240,625	273,214
Purchases of property and equipment	(15,688)	(21,022)
Other	—	(17)
Net cash provided by (used in) investing activities	17,930	(8,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,647	22,518
Taxes paid related to net share settlement of equity awards	(11,362)	(5,521)
Excess tax benefit from stock-based compensation	—	2,443
Repurchase and retirement of common stock	—	(27,167)
Net cash provided by (used in) financing activities	31,285	(7,727)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(600)
NET INCREASE IN CASH AND CASH EQUIVALENTS	198,139	88,074
CASH AND CASH EQUIVALENTS—Beginning of period	283,254	115,873
CASH AND CASH EQUIVALENTS—End of period	$481,393	$203,947
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$10,077	$31,413
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$8,923	$5,668
Liability for purchase of property and equipment and asset retirement obligations	$1,359	$6,946
Liability incurred for repurchase of common stock	$—	$733
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 2, 2015. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements for the year ended December 31, 2014.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2015.

In the third quarter of 2014, we reevaluated the selected functional currency of our international subsidiaries due to the nature of our business operations and recorded the cumulative impact of the reevaluation of the functional currency in the consolidated statement of operations. Subsequently, the remeasurement of the assets and liabilities of all international subsidiaries has been recorded in the consolidated statement of operations prospectively. The impact of this reevaluation was not material for 2014 or any of our previously issued financial statements.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method (e.g., first-in first-out, average cost). ASU 2015-11 will be effective for us beginning on January 1, 2017. We are currently evaluating the impact of ASU 2015-11 on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. As such, ASU 2014-09 will be effective for us beginning on January 1, 2018, with the option to adopt earlier on January 1, 2017. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$551,352	$187	$(635)	$550,904
Commercial paper	46,639	2	(4)	46,637
Municipal bonds	58,705	21	(50)	58,676
Certificates of deposit and term deposits (1)	7,760	—	—	7,760
U.S. government and agency securities	2,999	2	—	3,001
Total available-for-sale securities	$667,455	$212	$(689)	$666,978

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$589,526	$365	$(875)	$589,016
Commercial paper	51,156	3	(4)	51,155
Municipal bonds	39,745	15	(39)	39,721
Certificates of deposit and term deposits (1)	22,854	—	—	22,854
U.S. government and agency securities	5,749	1	(6)	5,744
Total available-for-sale securities	$709,030	$384	$(924)	$708,490

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$283,789	$(522)	$41,362	$(113)	$325,151	$(635)
Commercial paper	11,769	(4)	—	—	11,769	(4)
Municipal bonds	34,667	(46)	1,576	(4)	36,243	(50)
Total available-for-sale securities	$330,225	$(572)	$42,938	$(117)	$373,163	$(689)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,011	$(858)	$6,011	$(17)	$323,022	$(875)
Commercial paper	8,185	(4)	—	—	8,185	(4)
Municipal bonds	26,684	(39)	—	—	26,684	(39)
U.S. government and agency securities	4,745	(6)	—	—	4,745	(6)
Total available-for-sale securities	$356,625	$(907)	$6,011	$(17)	$362,636	$(924)

The contractual maturities of our investments as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Due within one year	$391,634	$436,766
Due within one to three years	275,344	271,724
Total	$666,978	$708,490

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2015.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Corporate debt securities	$550,904	$—	$550,904	$589,016	$—	$589,016
Commercial paper	58,634	—	58,634	51,155	—	51,155
Municipal bonds	58,676	—	58,676	39,721	—	39,721
Certificates of deposit and term deposits	7,760	—	7,760	22,854	—	22,854
Money market funds	31,193	31,193	—	13,311	13,311	—
U.S. government and agency securities	3,001	2,000	1,001	5,744	1,998	3,746
Total	$710,168	$33,193	$676,975	$721,801	$15,309	$706,492

Reported as:
Cash equivalents	$43,190			$13,311
Short-term investments	391,634			436,766
Long-term investments	275,344			271,724
Total	$710,168			$721,801

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the period ended June 30, 2015.

3. INVENTORY

Inventory consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$12,235	$10,617
Finished goods	56,610	58,860
Total inventory	$68,845	$69,477

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.2 million as of June 30, 2015 and December 31, 2014. Inventory also includes raw materials at contract manufacturers of $4.2 million and $4.8 million as of June 30, 2015 and December 31, 2014, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—net

Property and equipment—net consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$14,943	$13,895
Building and building improvements	20,298	20,166
Evaluation units	38,140	31,474
Computer equipment and software	40,616	31,821
Furniture and fixtures	7,160	5,096
Construction-in-progress	7,923	3,902
Leasehold improvements	8,703	7,998
Total property and equipment	137,783	114,352
Less: accumulated depreciation	(66,318)	(55,433)
Property and equipment—net	$71,465	$58,919

Depreciation expense was $6.8 million and $6.0 million during the three months ended June 30, 2015 and June 30, 2014, respectively. Depreciation expense was $12.8 million and $9.9 million during the six months ended June 30, 2015 and June 30, 2014, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

As of June 30, 2015, we had invested a total of $10.3 million in the equity securities of three privately-held companies. Each of these investments is accounted for as a cost-basis investment, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed.

During the six months ended June 30, 2015, no events have occurred that would adversely affect the carrying value of these investments.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income	$792	$6,081	$2,352	$14,474

Denominator:
Basic shares:
Weighted-average common stock outstanding—basic	169,930	163,161	169,009	162,778
Diluted shares:
Weighted-average common stock outstanding—basic	169,930	163,161	169,009	162,778
Effect of potentially dilutive securities:
Stock options	3,720	4,583	3,779	4,753
RSUs (including PSUs)	2,521	600	2,131	462
ESPP	63	1	64	22
Weighted-average shares used to compute diluted net income per share	176,234	168,345	174,983	168,015
Net income per share:
Basic	$—	$0.04	$0.01	$0.09
Diluted	$—	$0.04	$0.01	$0.09

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	299	4,201	274	4,323
RSUs (including PSUs)	414	593	873	1,871
ESPP	—	—	84	261
	713	4,794	1,231	6,455

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEFERRED REVENUE

Deferred revenue consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2015	December 31, 2014
Product	$4,461	$4,642
Service	653,100	554,115
Total deferred revenue	$657,561	$558,757
Reported as:
Current	$441,177	$368,929
Non-current	216,384	189,828
Total deferred revenue	$657,561	$558,757

8. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of June 30, 2015 (in thousands):

	Total	2015 (remainder)	2016	2017	2018	2019	Thereafter
Operating lease commitments	$50,093	$7,064	$12,054	$8,536	$6,865	$5,684	$9,890
Less: sublease rental income	57	57	—	—	—	—	—
Operating lease commitments—net	50,036	7,007	12,054	8,536	6,865	5,684	9,890
Inventory purchase commitments	74,322	74,322	—	—	—	—	—
Other contractual commitments and open purchase orders	33,944	28,729	3,675	978	305	193	64
Total	$158,302	$110,058	$15,729	$9,514	$7,170	$5,877	$9,954

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2025. In addition to the amounts above, certain leases require us to pay variable costs such as taxes, maintenance, insurance, and asset retirement obligations. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $2.9 million and $2.4 million during the three months ended June 30, 2015 and 2014, respectively. Rent expense was $6.0 million and $5.1 million during the six months ended June 30, 2015 and 2014, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Contract Manufacturer and Other Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2015, we had $74.3 million of open purchase orders with our independent contract manufacturers.

In addition to commitments with contract manufacturers, we have other contractual commitments and open purchase orders in the ordinary course of business for which we have not received goods or services. As of June 30, 2015, we had $33.9 million in other contractual commitments and open purchase orders.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Accrued warranty balance—beginning of the period	$4,269	$3,037
Warranty costs incurred	(2,059)	(1,728)
Provision for warranty for the period	2,294	2,560
Adjustment related to pre-existing warranties	171	(415)
Accrued warranty balance—end of the period	$4,675	$3,454

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any significant accrual for loss contingencies associated with such legal proceedings; determined that a significant unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

9. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs, including PSUs. The Company also has an ESPP for all eligible employees. As of June 30, 2015, there were a total of 43,655,799 shares of common stock available for grant under our stock-based compensation plans.

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expected term in years	4.3	4.9	4.3	4.9
Volatility	38%	43%	38% - 40%	43% - 45%
Risk-free interest rate	1.5%	1.7%	1.5%	1.7%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2014	10,702	$14.98
Granted	349	34.15
Forfeited	(88)	24.70
Exercised	(2,860)	11.95
Balance—June 30, 2015	8,103	$16.78
Options vested and expected to vest—June 30, 2015	8,059	$16.70	2.6	$198,516
Options exercisable—June 30, 2015	6,935	$15.03	2.2	$182,363

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2015, for all in-the-money options. As of June 30, 2015, total compensation expense related to unvested stock options granted to employees but not yet recognized was $12.6 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.0 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-average fair value per share granted	$12.75	$8.18	$11.54	$8.58
Intrinsic value of options exercised	22,034	16,441	63,038	31,762
Fair value of options vested	2,718	4,209	6,510	8,771

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2014	6,291	$22.93
Granted	3,149	34.16
Forfeited	(413)	26.01
Vested	(1,069)	22.01
Balance—June 30, 2015	7,958	$27.62
RSUs expected to vest—June 30, 2015	7,468	$27.41

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2015, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $207.6 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.0 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Shares withheld for taxes	124	86	345	257
Amount withheld for taxes	$4,762	$1,888	$11,362	$5,521

Performance Stock Units

We have granted PSUs to certain of our executive officers and employees. PSUs granted to executive officers are based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods. PSUs granted to our employees who are not executive officers are based on the achievement of personal- and company-based performance vesting conditions during the performance period. The final settlement of these PSUs will range between 50% to 150% of the target shares underlying the PSUs based on specified objective formula approved by our Compensation Committee. The PSUs entitle such employees to receive a number of shares of our common stock based on a one year performance period, and vest equally in the second and third years. There were no PSUs granted during the three months ended June 30, 2015.

The following table summarizes the weighted-average assumptions relating to our PSUs granted to our executive officers:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014
Expected term in years	3.0	3.0	3.0
Volatility	46%	38%	47%
Risk-free interest rate	0.9%	1.1%	0.9%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity and related information for PSUs for the periods presented below (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2015	June 30, 2014
Shares granted to executive officers and employees	95	206	120
Weighted-average fair value per share granted	$21.05	$34.86	$21.21

As of June 30, 2015, total compensation expense related to unvested PSUs that were granted to certain of our executive officers and employees, but not yet recognized, was $8.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.3 years.

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Six Months Ended
	June 30, 2015	June 30, 2014
Expected term in years	0.5	0.5
Volatility	28%	36%
Risk-free interest rate	0.1%	0.1%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2015	June 30, 2014
Weighted-average fair value per share granted	$7.56	$5.35
Shares issued under the ESPP	427	424
Weighted-average price per share issued	$21.34	$17.18

There were no shares granted or issued under the ESPP during the three months ended June 30, 2015 and June 30, 2014.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of product revenue	$210	$178	$350	$291
Cost of service revenue	1,660	1,363	3,292	2,692
Research and development	5,541	4,171	10,698	8,053
Sales and marketing	11,271	5,747	20,578	11,493
General and administrative	3,078	3,257	5,764	5,117
Total stock-based compensation expense	$21,760	$14,716	$40,682	$27,646

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	$3,017	$4,421	$6,472	$9,113
RSUs (including PSUs)	17,386	9,248	31,678	16,611
ESPP	1,357	1,047	2,532	1,922
Total stock-based compensation expense	$21,760	$14,716	$40,682	$27,646

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax benefit associated with stock-based compensation	$4,266	$4,247	$7,643	$7,813

Share Repurchase Program

In December 2013, our Board of Directors (“Board”) authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In October 2014, our Board extended the share repurchase authorization under the Program through December 31, 2015. During the three and six months ended June 30, 2015, there were no shares repurchased under the Program. As of June 30, 2015, $122.5 million remains available for future share repurchases under the Program.

10. INCOME TAXES

The effective tax rate was 77% for the three months ended June 30, 2015, compared to an effective tax rate of 49% for the same period last year. The effective tax rate was 54% for the six months ended June 30, 2015, compared to an effective tax rate of 44% for the same period last year. The provision for income taxes for the periods presented is comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. During the three and six months ended June 30, 2015, there were additional unrecognized tax benefits and non-deductible stock-based compensation expense that adversely impacted the quarterly effective tax rate.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2015 and December 31, 2014, unrecognized tax benefits were $52.4 million and $44.2 million, respectively. The total amount of $52.2 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2015, we had accrued $5.2 million for estimated interest related to uncertain tax positions.

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

11. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions. Our Board approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plan and RRSP during the three months ended
June 30, 2015 and June 30, 2014 were $0.9 million and $0.6 million, respectively. Our matching contributions to the 401(k) Plan and RRSP during the six months ended June 30, 2015 and June 30, 2014 were $1.8 million and $1.2 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following table sets forth revenue (in thousands):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Americas:
United States	$71,224	$49,672	$129,725	$94,465
Canada	26,191	19,909	46,649	38,733
Other Americas	11,178	8,804	23,779	17,619
Total Americas	108,593	78,385	200,153	150,817
Europe, Middle East, and Africa (“EMEA”)	83,404	62,554	159,068	119,197
Asia Pacific (“APAC”)	47,788	43,159	93,450	83,033
Total revenue	$239,785	$184,098	$452,671	$353,047

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth property and equipment by geographic region as of June 30, 2015 and December 31, 2014 (in thousands):

Property and Equipment—net	June 30, 2015	December 31, 2014
Americas:
United States	$50,328	$46,116
Canada	7,902	6,054
Other Americas	764	875
Total Americas	58,994	53,045
EMEA	9,062	3,256
APAC	3,409	2,618
Total property and equipment—net	$71,465	$58,919

The following customer, a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Exclusive Networks Group	17%	14%	17%	14%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	June 30, 2015	December 31, 2014
Exclusive Networks Group	20%	18%
Fine Tec Computer	13%	—%

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Investments	Tax benefit (provision) related to items of other comprehensive income or loss	Total
Beginning balance as of December 31, 2014	$(540)	$191	$(349)
Other comprehensive income before reclassifications	69	(24)	45
Amounts reclassified from accumulated other comprehensive loss	(6)	1	(5)
Net current-period other comprehensive income	63	(23)	40
Ending balance as of June 30, 2015	$(477)	$168	$(309)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about the reclassification out of accumulated other comprehensive loss (in thousands):

Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$(6)	Other expense—net
Tax provision related to items of other comprehensive income	1	Provision for income taxes
Total reclassification for the period	$(5)

14. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”), and the British Pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities, including forward contracts, to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities of one month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as Other expense—net in the condensed consolidated statement of operations.

Additionally, independent of any hedging activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in Other expense—net in our condensed consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP could adversely impact our operating expenses in the future.

The notional amount of our forward exchange contract to hedge balance sheet accounts were (in thousands):

	Buy/Sell	Notional
Currency—As of June 30, 2015
CAD	Sell	$6,743

Currency—As of December 31, 2014
CAD	Buy	$6,879

As of June 30, 2015, the fair value of the forward exchange contract was not material.

15. RELATED PARTY TRANSACTIONS

The son of one member of our Board of Directors (“Board”) is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board were $0.9 million and $0.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board were $2.8 million and $0.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Amounts due and payable to the law firm were $2.3 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SUBSEQUENT EVENT

In July 2015, we acquired Meru Networks, Inc. (“Meru”), which offers Wi-Fi networking solutions, for a total consideration of approximately $44.0 million. The acquisition expands on our secure wireless vision and enterprise growth focus, broadens our portfolio of solutions , and expands our opportunity to address the global enterprise Wi-Fi market with integrated secure wireless solutions. We are still in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	growing our sales to large enterprises, service providers, and government organizations and the impact of sales to these organizations on our long-term growth and operating results;

•	trends in revenue, costs of revenue, and gross margin;

•
trends in our operating expenses, including research and development expense, sales and marketing expense and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development;

•	continued investments in sales and marketing and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•	integration of acquired companies and technologies;

•	implementation of a new enterprise resource planning (“ERP”) system;

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

Business Overview

We provide high performance cybersecurity solutions to some of the largest enterprises, service providers and government organizations across the globe, including a majority of the 2015 Fortune 100. Our cybersecurity solutions are fast and secure and designed to provide broad, high-performance protection against dynamic security threats while simplifying the information technology (“IT”) infrastructure of our end-customers worldwide.

Our flagship integrated network security solution consists of our FortiGate physical and virtual appliance platforms which are deployable in large enterprise, service provider and small and medium-sized business environments, and government organizations. These platforms provide a broad array of integrated security and networking functions to help protect data, applications, and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention, anti-malware, application control, virtual private network, web-filtering, vulnerability management, anti-spam, mobile security, wireless controller, and wide area network acceleration. Our FortiGate appliance platforms may be deployed as next generation firewalls, data center firewalls, unified threat management systems, internal segmentation firewalls, virtual machine firewalls or cloud firewalls. For wireless networked environments, we offer our FortiWiFi appliances, which integrate wireless access point capabilities into the FortiGate network security platform. Each FortiWiFi appliance provides secure access to the wired and wireless local area networks, as well as various wide area network connections.

The FortiGate platform includes our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provides the foundation for all FortiGate security functions. Our FortiGuard security subscription and FortiCare technical support services provide end-customers with access to dynamic updates to our application control, anti-malware, intrusion prevention, web filtering, and anti-spam functionality. Our security subscription services are based in part on intelligence gathered by FortiGuard Labs, a large team of threat researchers who detect threats and help protect our customers. By combining multiple proprietary security and networking functions with our purpose-built FortiASIC and FortiOS, our FortiGate solution delivers broad protection against dynamic security threats while reducing the operational burden and costs associated with managing multiple point products.

We complement our FortiGate product line with the FortiManager and FortiAnalyzer product families. FortiManager provides customers with centralized management of multiple FortiGate appliances while FortiAnalyzer provides customers with a single point of network log data collection. These products enable customers to implement security policies across large networks. The FortiGate platform can be expanded with a number of other security systems including email (FortiMail), endpoint (FortiClient), wireless access points (FortiAP), advanced threat protection (FortiSandbox), and application security (FortiWAF, FortiADC, and FortiDDoS).

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

Financial Highlights

•
We recorded total revenue of $239.8 million and $452.7 million for the three and six months ended June 30, 2015, respectively, an increase of 30% and 28%, respectively, compared to the same periods last year. Product revenue was $114.8 million and $212.3 million during the three and six months ended June 30, 2015, respectively, an increase of 34% and 31%, respectively, compared to the same periods last year. Service revenue was $125.0 million and $240.4 million for the three and six months ended June 30, 2015, an increase of 27% and 26%, respectively, compared to the same periods last year.

•	Cash, cash equivalents and investments were $1.15 billion as of June 30, 2015, an increase of $156.6 million, or 16%, from December 31, 2014.

•	Deferred revenue was $657.6 million as of June 30, 2015, an increase of $98.8 million, or 18%, from December 31, 2014.

•	We generated cash flows from operating activities of $148.9 million during the six months ended June 30, 2015, an increase of $44.2 million, or 42%, compared to the same period last year.

•	In July 2015, we acquired Meru Networks, Inc. (“Meru”), which offers Wi-Fi networking solutions, for a total consideration of approximately $44.0 million.

Revenue grew as our integrated security platform products put us in a strong competitive position in a robust security market. In addition, we continue to expand and upgrade our enterprise sales force, build out vertical-specific sales teams, strengthen partnerships with enterprise resellers, and gain from our prior sales investments. Our strategy is enabling us to gain market share, win new customers, and expand within existing customer accounts, especially in the large enterprise market. Aside from obtaining new customers, other levers to drive long-term growth and operating leverage include adding more functionality and value in our security and support service offerings to customers. We continue to grow the number of large deals with large enterprises, which is also key to our long-term growth and profitability strategy as these high-end customers tend to provide higher lifetime value and are beneficial to our business model over time.

During the three months ended June 30, 2015, our revenue growth was primarily driven by our growth in the U.S. large enterprise market. We also continued to see diversity of product sales in our FortiGate product family due to increased demand across all product categories. Our high-end products (FortiGate 1000 to 5000 series) accounted for 45% of billings primarily driven by continued enterprise adoption of our high-end appliances such as the FortiGate1500D and 3700D series appliances. Our mid-range products (FortiGate 200 to 800 series) accounted for 24% of billings, and our entry-level products (FortiGate 20 to 100 series) accounted for 31% of billings. During the three months ended June 30, 2014, our high-end products (FortiGate1000 to 5000 series) accounted for 40% of billings primarily due to an increase in billings from large enterprise customers. Our mid-range products (FortiGate 200 to 800 series) accounted for 26% of billings, and our entry-level products (FortiGate 20 to 100 series) accounted for 34% of billings.

During the three and six months ended June 30, 2015, operating expenses increased compared to the same periods last year. The increase was primarily driven by our accelerated pace of hiring and continued investments to expand our sales coverage, grow our marketing capabilities, develop new products, and scale our customer support organization to meet the needs of our expanding customer base. Headcount, including full time equivalent employees, increased to 3,336 as of June 30, 2015 from 2,532 as of June 30, 2014.

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

	Three Months Ended Or As Of
	June 30, 2015	June 30, 2014
	(in thousands)
Revenue	$239,785	$184,098
Deferred revenue	$657,561	$480,202
Increase in deferred revenue	$57,390	$28,899
Billings (non-GAAP)	$297,175	$212,997
Cash, cash equivalents and investments	$1,148,371	$910,594
Net cash provided by operating activities	$84,305	$43,798
Free cash flow (non-GAAP)	$73,544	$34,094

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from FortiGuard security subscription and FortiCare technical support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings (Non-GAAP).We define billings as revenue recognized plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period, if any. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Billings:
Revenue	$239,785	$184,098
Increase in deferred revenue	57,390	28,899
Total billings (Non-GAAP)	$297,175	$212,997

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures (purchases of property and equipment). We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because free cash flow excludes cash used for capital expenditures and also excludes cash provided by or used for other investing and financing activities. Management compensates for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$84,305	$43,798
Less purchases of property and equipment	(10,761)	(9,704)
Free cash flow (Non-GAAP)	$73,544	$34,094

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

There have been no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2015, as compared to the critical accounting policies and estimates described in the Form 10-K.

Acquisition of Meru

In July 2015, we acquired Meru, which offers Wi-Fi networking solutions, for a total consideration of approximately $44.0 million. The acquisition expands our secure wireless vision and enterprise growth focus, broadens our portfolio of solutions , and expands our opportunity to address the global enterprise Wi-Fi market with integrated secure wireless solutions.

Results of Operations

Three Months Ended June 30, 2015 and June 30, 2014

Revenue

	Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$114,777	48%	$85,384	46%	$29,393	34%
Service	125,008	52	98,714	54	26,294	27
Total revenue	$239,785	100%	$184,098	100%	$55,687	30%
Revenue by geography:
Americas	$108,593	45%	$78,385	43%	$30,208	39%
EMEA	83,405	35	62,554	34	20,851	33
APAC	47,787	20	43,159	23	4,628	11
Total revenue	$239,785	100%	$184,098	100%	$55,687	30%

Total revenue increased by $55.7 million, or 30%, during the three months ended June 30, 2015 compared to the same period last year. The Americas region grew by 39% as we saw continued strength in the U.S. enterprise market primarily driven by increased sales to large enterprise customers. The EMEA region grew by 33% due to strong sales performance across the region. The APAC region grew by 11% as we saw continued growth in certain parts of the region. Product revenue increased by $29.4 million, or 34%, during the three months ended June 30, 2015 compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand for each of our high-end, mid-range and entry-level product categories, and in particular for our high-end products for large enterprise customers.

Service revenue increased by $26.3 million, or 27%, during the three months ended June 30, 2015 compared to the same period last year due to the recognition of revenue from our deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our large enterprise customers, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$47,397	$37,455	$9,942	27%
Service	22,101	20,302	1,799	9
Total cost of revenue	$69,498	$57,757	$11,741	20%
Gross margin (%):
Product	58.7%	56.1%	2.6%
Service	82.3	79.4	2.9
Total gross margin	71.0%	68.6%	2.4%

Total gross margin increased by 2.4 percentage points during the three months ended June 30, 2015 compared to the same period last year as both product and service gross margins increased. Product gross margin increased by 2.6 percentage points during the three months ended June 30, 2015 compared to the same period last year primarily due to a greater mix of high-end FortiGate product sales compared to the same period last year.

Service gross margin increased by 2.9 percentage points during the three months ended June 30, 2015 compared to the same period last year as we scale efficiencies resulting from our ability to add more functionality and value to our service offerings, which have translated into improved service margins. Cost of service revenue increased by $1.8 million primarily due to an increase in personnel costs, including stock-based compensation expense, as a result of increased headcount.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,389	16%	$29,938	16%	$7,451	25%
Sales and marketing	111,928	47	74,817	41	37,111	50
General and administrative	18,018	8	10,444	6	7,574	73
Total operating expenses	$167,335	70%	$115,199	63%	$52,136	45%

Research and development

Research and development expense increased by $7.5 million, or 25%, during the three months ended June 30, 2015 compared to the same period last year primarily due to an increase of $4.8 million in personnel costs and $1.4 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, during the three months ended June 30, 2014, we had a reversal of $0.7 million related to a previously recorded liability for estimated contingent consideration. We intend to continue to invest in our research and development organization and integrate personnel from our acquisition of Meru but expect research and development expense as a percentage of total revenue to remain at comparable levels during the remainder of 2015.

Sales and marketing

Sales and marketing expense increased by $37.1 million, or 50%, during the three months ended June 30, 2015 compared to the same period last year, primarily due to an increase of $20.2 million in personnel costs and $5.5 million in stock-based compensation expense, as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expense increased by $5.0 million as we invested significantly in marketing programs to capture market share, particularly in the enterprise market, including costs related to trade-shows and lead generation. Travel expense increased by $2.3 million and depreciation and other occupancy-related costs increased by $1.8 million. As a percentage of total revenue, sales and marketing expense increased as we accelerated the investment in our sales force and marketing programs to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth.

General and administrative

General and administrative expense increased by $7.6 million, or 73%, during the three months ended June 30, 2015 compared to the same period last year. Personnel costs, including stock-based compensation expense, increased by $2.1 million, as we continued to increase our headcount in order to support our expanding business. In addition, legal, tax and other professional fees increased by $2.8 million. We also incurred $1.4 million in expenses related to business process design and reengineering in preparation of an ERP system implementation and $1.3 million of transaction costs related to the Meru acquisition. As a percentage of total revenue, we expect general and administrative expense to remain at comparable levels during the remainder of 2015.

Interest income and Other expense—net

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except percentages)
Interest income	$1,364	$1,319	$45	3%
Other expense—net	(830)	(574)	(256)	45

Interest income increased during the three months ended June 30, 2015 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. The increase in Other expense—net for the three months ended June 30, 2015 when compared to the same period last year, was the result of higher foreign currency exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Provision for income taxes	$2,694	$5,806	$(3,112)	(54)%
Effective tax rate (%)	77%	49%	28%	—

Our effective tax rate was 77% for the three months ended June 30, 2015, compared with an effective tax rate of 49% for the same period last year. The provision for income taxes for the three months ended June 30, 2015 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. During the three months ended June 30, 2015, there were additional unrecognized tax benefits and non-deductible stock-based compensation expense that adversely impacted the quarterly effective tax rate.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2015, we had accrued $5.2 million for estimated interest related to uncertain tax provisions.

It is reasonably possible that over the next twelve-month period, we may experience increases or decreases in our unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

Six Months Ended June 30, 2015 and June 30, 2014

Revenue

	Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$212,286	47%	$162,149	46%	$50,137	31%
Service	240,385	53	190,898	54	49,487	26
Total revenue	$452,671	100%	$353,047	100%	$99,624	28%
Revenue by geography:
Americas	$200,153	44%	$150,817	43%	$49,336	33%
EMEA	159,068	35	119,197	34	39,871	33
APAC	93,450	21	83,033	23	10,417	13
Total revenue	$452,671	100%	$353,047	100%	$99,624	28%

Total revenue increased by $99.6 million, or 28%, during the six months ended June 30, 2015 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with the Americas and EMEA contributing the largest portion of our revenue growth on a percentage basis. Product revenue increased by $50.1 million, or 31%, during the six months ended June 30, 2015 compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand for each of our high-end, mid-range and entry-level product categories, and in particular for our high-end products for large enterprise customers.

Service revenue increased by $49.5 million, or 26%, during the six months ended June 30, 2015 compared to the same period last year due to the recognition of revenue from our deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our large enterprise customers, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$88,765	$69,594	$19,171	28%
Service	44,335	38,906	5,429	14
Total cost of revenue	$133,100	$108,500	$24,600	23%
Gross margin (%):
Product	58.2%	57.1%	1.1%
Service	81.6	79.6	2.0
Total gross margin	70.6%	69.3%	1.3%

Total gross margin increased by 1.3 percentage points during the six months ended June 30, 2015 compared to the same period last year, as both product and service gross margins increased. Product gross margin increased by 1.1 percentage points during the six months ended June 30, 2015 compared to the same period last year primarily due to a greater mix of high-end FortiGate product sales compared to the same period last year.

Service gross margin increased by 2.0 percentage points during the six months ended June 30, 2015 as compared to the same period last year as we scale efficiencies resulting from our ability to add more functionality and value to our service offerings, which have translated into improved service margins. Cost of service revenue increased by $5.4 million primarily due to a $4.8 million increase in personnel costs and a $0.6 million increase in stock-based compensation expense, as a result of increased headcount.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$73,205	16%	$58,993	17%	$14,212	24%
Sales and marketing	212,537	47	142,143	40	70,394	50
General and administrative	29,979	7	19,454	6	10,525	54
Total operating expenses	$315,721	70%	$220,590	63%	$95,131	43%

Research and development

Research and development expense increased by $14.2 million, or 24%, during the six months ended June 30, 2015 compared to the same period last year primarily due to an increase of $7.9 million in personnel costs and $2.6 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation expense and other occupancy-related costs increased by $0.8 million and costs of test supplies and prototype materials used in product development increased by $0.4 million. In addition, during the six months ended June 30, 2014, we had a reversal of $1.9 million related to a previously recorded liability for estimated contingent consideration.

Sales and marketing

Sales and marketing expense increased by $70.4 million, or 50%, during the six months ended June 30, 2015 compared to the same period last year, primarily due to an increase of $40.0 million in personnel costs and $9.1 million in stock-based compensation expense as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expense increased by $8.6 million as we invested significantly in marketing programs to capture market share, particularly in the large enterprise market, including costs related to trade-shows and lead generation. In addition, depreciation and other occupancy-related expense increased by $3.9 million and travel expense increased by $4.0 million.

General and administrative

General and administrative expense increased by $10.5 million, or 54%, during the six months ended June 30, 2015 compared to the same period last year. Personnel costs, including stock-based compensation expense, increased by $4.7 million, as we continued to increase our headcount in order to support our expanding business. In addition, legal, tax, and other professional fees increased by $2.9 million. We also incurred $1.4 million in expenses related to business process design and reengineering in preparation of the ERP system implementation and $1.3 million of transaction costs related to the Meru acquisition.

Interest income and Other expense—net

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	% Change
	(in thousands, except percentages)
Interest income	$2,786	$2,652	$134	5%
Other expense—net	(1,507)	(963)	(544)	56

Interest income increased during the six months ended June 30, 2015 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. The increase in Other expense—net for the six months ended June 30, 2015 when compared to the same period last year, was the result of higher foreign currency exchange losses.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Provision for income taxes	$2,777	$11,172	$(8,395)	(75)%
Effective tax rate (%)	54%	44%	10%	—

Our effective tax rate was 54% for the six months ended June 30, 2015, compared with an effective tax rate of 44% for the same period last year. The provision for income taxes for the six months ended June 30, 2015 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. During the six months ended June 30, 2015, there were additional unrecognized tax benefits and non-deductible stock-based compensation expense that adversely impacted the effective tax rate.

Liquidity and Capital Resources

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$481,393	$283,254
Investments	666,978	708,490
Total cash, cash equivalents and investments	$1,148,371	$991,744

Working capital	$630,211	$550,409

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash provided by operating activities	$148,924	$104,700
Cash provided by (used) in investing activities	17,930	(8,299)
Cash provided by (used in) financing activities	31,285	(7,727)
Effect of exchange rates on cash and cash equivalents	—	(600)
Net increase in cash and cash equivalents	$198,139	$88,074

Liquidity and capital resources may be impacted by our operating activities, as well as acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards, and investments in strategic relationships that we have made or may make in the future. As of June 30, 2015, $122.5 million remains available for future share repurchases under our stock repurchase program (“Program”), which will be financed through our available working capital. In recent years, we have received significant capital resources as a result of exercises of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the changing mix of stock options and RSUs granted. We expect to spend $35.0 million to $45.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth, as well as the implementation of our ERP system.

As of June 30, 2015, our cash, cash equivalents, and investments of $1.15 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency debt securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of June 30, 2015, $317.7 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax which would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to expand our offices to support growth and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consisted primarily of stock-based compensation expense, depreciation of property and equipment, amortization of intangible assets, and amortization of investment premiums.

Our operating activities during the six months ended June 30, 2015 provided $148.9 million in cash as a result of our continued growth in billings, profitability, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the six months ended June 30, 2015 consisted of net income of $2.4 million increased by non-cash adjustments of $59.7 million and changes in operating assets and liabilities of $86.9 million. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, partially offset by an increase in payments to vendors and an increase in prepayment of certain expenses.

Our operating activities during the six months ended June 30, 2014, provided $104.7 million in cash as a result of our growth in billings, profitability, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during the six months ended June 30, 2014 consisted of net income of $14.5 million increased by non-cash adjustments of $44.4 million and changes in operating assets and liabilities of $45.8 million. During the six months ended June 30, 2014, we received $20.0 million pursuant to a six year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payment of income taxes during the period.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with acquisitions.

During the six months ended June 30, 2015, cash provided by investing activities was a result of positive cash flow due to sales and maturities, net of purchases, from our investments of $33.6 million, partially offset by capital expenditures of $15.7 million.

During the six months ended June 30, 2014, cash used by investing activities was primarily due to capital expenditures of $21.0 million, partially offset by positive cash flow due to sales and maturities, net of purchases, from our investments of $12.7 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, and repurchase and retirement of common stock.

During the six months ended June 30, 2015, cash provided by financing activities was $31.3 million as a result of proceeds of $42.6 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $11.4 million related to withholding taxes paid upon the issuance of RSUs.

During the six months ended June 30, 2014, we used $27.2 million to repurchase and retire our common stock and $5.5 million to pay withholding taxes upon issuance of RSUs. These cash outflows were partially offset by proceeds of $22.5 million from the issuance of common stock under our stock plans, as well as excess tax benefit from employee stock-based compensation expense of $2.4 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business during the six months ended June 30, 2015 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 8 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the timing of shipments, which may depend on many factors such as inventory levels, logistics, shipping delays, our ability to ship new products on schedule and to accurately forecast inventory requirements, and potential delays in the manufacturing process;

•	inventory management;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the budgeting cycles and purchasing practices of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

•	timing and level of our investments in sales and marketing;

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

•	general economic conditions, both in our domestic and foreign markets;

•	future accounting pronouncements or changes in our accounting policies; and

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, export, environmental, and accounting.

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, terrorism, hostilities, war, or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•	multiple and possibly overlapping tax structures; and

•	changes in foreign tax laws

Product and service sales and employee and contractor matters may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change over time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in litigation, regulatory action, costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our products and services, any of which could have a material adverse effect on our business and results of operations.

If we are not successful in continuing to execute our strategy to increase our sales to larger end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large enterprises, service providers and government organizations. While we have increased sales to service providers and large enterprises in recent periods, we have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customers. Sales to large enterprises, service providers and government organizations involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•
increased competition from competitors that traditionally target large enterprises, service providers and government organizations and that may already have purchase commitments from those end-customers;

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

Large enterprises, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to larger end-customers. Due to the lengthy nature, the size and scope, and stringent requirements of these evaluations, we typically provide evaluation products to these customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. If we are unsuccessful in converting these evaluations into sales, we may experience an increased inventory of used products and potentially increased write-offs. In addition, product purchases by large enterprises, service providers and government organizations are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Large enterprises, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, including design services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. If sales expected from a large end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for approximately 31% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments based on trade compliance requirements, or any shipment delays based on labor disputes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products and to improve lead generation, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have recently been increasing our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended June 30, 2015 and June 30, 2014, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 17% and 14% of our total revenue. During the six months ended June 30, 2015 and June 30, 2014, Exclusive Networks Group accounted for 17% and 14%, of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

 Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic or cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and receipt of customer purchase orders through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

We may experience difficulties implementing our new enterprise resource planning system.

We purchased a new enterprise resource planning system (“ERP”) and are currently implementing the new system. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems, or strike or other labor disruption, at one of our manufacturing partners or locations or at shipping ports or locations would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore manufacturing cost increases for any reason could result in lower gross margins.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. Although we have been hedging currency exposures relating to certain balance sheet accounts, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”) as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

We will not succeed unless the marketplace is confident that we provide effective network security protection. Increasingly, companies are subject to a wide variety of attacks on their networks and websites. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise and third parties may attempt to fraudulently induce our employees to disclose information in order to gain access to our network. We cannot assure you that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not experienced significant damages from unauthorized access by a third party of our internal network or website, if an actual or perceived breach of network security occurs in our internal systems or website it could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions, system slowdowns, cause loss of critical data, or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, service provider and government organization end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large enterprises, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we hold a significant portion of our cash and investments outside of the United States. Potential legislation could result in us transferring this cash and investments back to the United States, and potentially incurring an additional tax obligation.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. For example, we recently closed our acquisition of Meru for approximately $44.0 million. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines and maintaining uniform standards, controls, procedures and policies. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete, including our acquisition of Meru, may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, in the second quarter of 2014, we recognized an impairment charge of $2.4 million for intangible assets from our acquisition of Coyote Point Systems, Inc. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Blue Coat, Check Point, Cisco/SourceFire, Dell/SonicWall, F5 Networks, FireEye, Intel/McAfee, Juniper, Palo Alto Networks, Sophos, and others.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Cisco’s acquisition of SourceFire, Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, McAfee’s acquisition of Stonesoft, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

A change in accounting standards or practices and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition which are effective for us beginning on January 1, 2018, the increased use of fair value measure, and financial instruments could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
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

The trading price of our common stock may be volatile.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us or announcements regarding the Program and the timing and amount of shares we purchase under the Program. For example, during the three months ended June 30, 2015, the closing price of our common stock ranged from $33.72 to $43.74.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

During the three months ended June 30, 2015, there were no shares repurchased under the Program. As of June 30, 2015, $122.5 million remains available for future share repurchases under the Program.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2015

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

By:	/s/ Keith Jensen
Keith Jensen, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number
2.1	Agreement and Plan of Merger, dated May 27, 2015, by and among Fortinet, Inc., Malbrouck Acquisition Corp. and Meru Networks, Inc.	Current Report on Form 8-K (File No. 001-34511)	July 8, 2015	2.1

10.1*	Form of Change of Control Agreement between the Company and its Directors

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________
* Filed herewith.