Form 10-Q
period 2015-09-30
FORTINET INC
filed 2015-11-09
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 30, 2015, there were 172,264,048 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

Part I

Item 1. Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$540,712	$283,254
Short-term investments	367,446	436,766
Accounts receivable—net of sales returns reserve and allowance for doubtful accounts of $5,488 and $6,204 as of September 30, 2015 and December 31, 2014, respectively	174,111	184,741
Inventory	80,650	69,477
Deferred tax assets	47,304	41,484
Prepaid expenses and other current assets	41,517	31,143
Total current assets	1,251,740	1,046,865
LONG-TERM INVESTMENTS	261,506	271,724
PROPERTY AND EQUIPMENT—net	83,372	58,919
DEFERRED TAX ASSETS	72,003	31,080
GOODWILL	4,260	2,824
OTHER INTANGIBLE ASSETS—net	18,967	2,832
OTHER ASSETS	15,325	10,530
TOTAL ASSETS	$1,707,173	$1,424,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,793	$49,947
Accrued liabilities	29,831	29,016
Accrued payroll and compensation	47,915	45,875
Income taxes payable	5,477	2,689
Deferred revenue	471,118	368,929
Total current liabilities	603,134	496,456
DEFERRED REVENUE	235,793	189,828
INCOME TAXES PAYABLE	56,906	45,139
OTHER LIABILITIES	15,954	17,385
Total liabilities	911,787	748,808
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value — 300,000 shares authorized; 172,402 and 166,443 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	172	166
Additional paid-in capital	671,138	562,504
Accumulated other comprehensive loss	(90)	(349)
Retained earnings	124,166	113,645
Total stockholders’ equity	795,386	675,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,707,173	$1,424,774
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE:
Product	$119,737	$87,731	$332,023	$249,880
Service	140,331	105,617	380,716	296,515
Total revenue	260,068	193,348	712,739	546,395
COST OF REVENUE:
Product	46,167	35,636	134,932	105,230
Service	25,534	21,249	69,869	60,155
Total cost of revenue	71,701	56,885	204,801	165,385
GROSS PROFIT:
Product	73,570	52,095	197,091	144,650
Service	114,797	84,368	310,847	236,360
Total gross profit	188,367	136,463	507,938	381,010
OPERATING EXPENSES:
Research and development	42,110	30,790	115,315	89,783
Sales and marketing	120,994	80,433	333,531	222,576
General and administrative	21,220	9,789	51,199	29,243
Restructuring charges	5,883	—	5,883	—
Total operating expenses	190,207	121,012	505,928	341,602
OPERATING INCOME (LOSS)	(1,840)	15,451	2,010	39,408
INTEREST INCOME	1,333	1,339	4,119	3,991
OTHER EXPENSE—net	(653)	(1,005)	(2,160)	(1,968)
INCOME (LOSS) BEFORE INCOME TAXES	(1,160)	15,785	3,969	41,431
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9,329)	11,729	(6,552)	22,901
NET INCOME	$8,169	$4,056	$10,521	$18,530
Net income per share (Note 8):
Basic	$0.05	$0.02	$0.06	$0.11
Diluted	$0.05	$0.02	$0.06	$0.11
Weighted-average shares outstanding:
Basic	171,648	164,294	169,898	163,289
Diluted	177,897	169,727	175,963	168,735
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$8,169	$4,056	$10,521	$18,530
Other comprehensive income (loss)—net of taxes:
Foreign currency translation losses	—	(432)	—	(333)
Unrealized gains (losses) on investments	337	(977)	400	(993)
Tax benefit (provision) related to items of other comprehensive income or loss	(118)	342	(141)	348
Other comprehensive income (loss)—net of taxes	219	(1,067)	259	(978)
Comprehensive income	$8,388	$2,989	$10,780	$17,552

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,521	$18,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,206	16,519
Amortization of investment premiums	5,770	6,680
Stock-based compensation	67,001	42,313
Excess tax benefit from stock-based compensation	—	(4,325)
Other non-cash items—net	2,681	3,801
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable—net	20,923	13,140
Inventory	(12,427)	(11,095)
Deferred tax assets	(28,297)	(12,186)
Prepaid expenses and other current assets	(7,806)	(2,781)
Other assets	(264)	(159)
Accounts payable	(9,842)	3,806
Accrued liabilities	(3,296)	2,818
Accrued payroll and compensation	(1,895)	5,651
Other liabilities	(1,232)	14,350
Deferred revenue	136,193	68,006
Income taxes payable	13,753	(3,850)
Net cash provided by operating activities	213,989	161,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(329,687)	(388,808)
Sales of investments	35,384	27,282
Maturities of investments	364,256	371,837
Purchases of property and equipment	(29,013)	(26,802)
Payments made in connection with business acquisitions—net of cash acquired	(38,025)	(17)
Net cash provided by (used in) investing activities	2,915	(16,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	63,543	40,529
Taxes paid related to net share settlement of equity awards	(22,989)	(8,506)
Excess tax benefit from stock-based compensation	—	4,325
Repurchase and retirement of common stock	—	(38,235)
Net cash provided by (used in) financing activities	40,554	(1,887)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(600)
NET INCREASE IN CASH AND CASH EQUIVALENTS	257,458	142,223
CASH AND CASH EQUIVALENTS—Beginning of period	283,254	115,873
CASH AND CASH EQUIVALENTS—End of period	$540,712	$258,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$15,272	$38,755
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$13,695	$9,073
Liability for purchase of property and equipment and asset retirement obligations	$2,243	$4,710
Liability incurred for repurchase of common stock	$—	$379
Equity awards assumed in connection with business acquisition	$471	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, contained in our Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 2, 2015. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements for the year ended December 31, 2014.

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

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2015, except for the inclusion of policies related to business combinations and restructuring charges.

Business combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Restructuring charges—We recognize liability for exit and disposal activities when the liability is incurred. Our restructuring charges consist of one-time termination benefits related to the reduction of our workforce, contract-termination costs, such as lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for contract-termination costs represents a liability for costs to terminate a contract before the end of its term and is recognized at fair value when we terminate the contract in accordance with the contract terms, which is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of asset write-offs and consulting fees, which are expensed when incurred.

We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ and thereby require us to record an additional provision or reverse a portion of such a provision.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update 2015-16—Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 will be effective for us beginning on January 1, 2016.

In July 2015, the FASB issued Accounting Standards Update 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method (e.g., first-in first-out, average cost). ASU 2015-11 will be effective for us beginning on January 1, 2017. We do not expect the impact of ASU 2015-11 on our consolidated financial statements to be significant.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table summarizes our investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$485,236	$265	$(470)	$485,031
Commercial paper	59,936	6	(10)	59,932
Municipal bonds	59,251	71	(7)	59,315
Certificates of deposit and term deposits (1)	8,668	—	—	8,668
U.S. government and agency securities	16,001	5	—	16,006
Total available-for-sale securities	$629,092	$347	$(487)	$628,952

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$589,526	$365	$(875)	$589,016
Commercial paper	51,156	3	(4)	51,155
Municipal bonds	39,745	15	(39)	39,721
Certificates of deposit and term deposits (1)	22,854	—	—	22,854
U.S. government and agency securities	5,749	1	(6)	5,744
Total available-for-sale securities	$709,030	$384	$(924)	$708,490

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$217,790	$(370)	$37,622	$(100)	$255,412	$(470)
Commercial paper	16,720	(10)	—	—	16,720	(10)
Municipal bonds	10,302	(4)	1,012	(3)	11,314	(7)
Total available-for-sale securities	$244,812	$(384)	$38,634	$(103)	$283,446	$(487)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,011	$(858)	$6,011	$(17)	$323,022	$(875)
Commercial paper	8,185	(4)	—	—	8,185	(4)
Municipal bonds	26,684	(39)	—	—	26,684	(39)
U.S. government and agency securities	4,745	(6)	—	—	4,745	(6)
Total available-for-sale securities	$356,625	$(907)	$6,011	$(17)	$362,636	$(924)

The contractual maturities of our investments as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Due within one year	$367,446	$436,766
Due within one to three years	261,506	271,724
Total	$628,952	$708,490

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value is attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of September 30, 2015.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)		(Level 1)	(Level 2)
Assets:
Corporate debt securities	$485,031	$—	$485,031	$589,016	$—	$589,016
Commercial paper	61,932	—	61,932	51,155	—	51,155
Municipal bonds	59,315	—	59,315	39,721	—	39,721
Certificates of deposit and term deposits	8,668	—	8,668	22,854	—	22,854
Money market funds	81,683	81,683	—	13,311	13,311	—
U.S. government and agency securities	16,006	2,002	14,004	5,744	1,998	3,746
Total	$712,635	$83,685	$628,950	$721,801	$15,309	$706,492

Reported as:
Cash equivalents	$83,683			$13,311
Short-term investments	367,446			436,766
Long-term investments	261,506			271,724
Total	$712,635			$721,801

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the period ended September 30, 2015.

3. INVENTORY

Inventory consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$13,594	$10,617
Finished goods	67,056	58,860
Total inventory	$80,650	$69,477

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.5 million and $1.2 million as of September 30, 2015 and December 31, 2014, respectively. Inventory also includes raw materials at contract manufacturers of $4.2 million and $4.8 million as of September 30, 2015 and December 31, 2014, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—net

Property and equipment—net consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land	$21,685	$13,895
Building and building improvements	22,283	20,166
Evaluation units	40,984	31,474
Computer equipment and software	43,658	31,821
Furniture and fixtures	7,054	5,096
Construction-in-progress	10,248	3,902
Leasehold improvements	9,070	7,998
Total property and equipment	154,982	114,352
Less: accumulated depreciation	(71,610)	(55,433)
Property and equipment—net	$83,372	$58,919

Depreciation expense was $7.5 million and $5.4 million during the three months ended September 30, 2015 and September 30, 2014, respectively. Depreciation expense was $20.3 million and $15.3 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

As of September 30, 2015, we had invested a total of $10.3 million in the equity securities of three privately-held companies. Each of these investments is accounted for as a cost-basis investment, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed.

During the nine months ended September 30, 2015, no events have occurred that would adversely affect the carrying value of these investments.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. BUSINESS COMBINATIONS

On July 8, 2015, we completed our previously announced acquisition of all of the outstanding shares of Meru Networks, Inc. (“Meru”). Meru is a provider of Wi-Fi networking products and services. With this acquisition, we expand on our secure wireless vision and enterprise growth focus, broaden our solutions portfolio, and enhance our opportunity to address the global enterprise Wi-Fi market with integrated and intelligent secure wireless solutions.

In connection with the acquisition, we paid total cash consideration of $40.9 million and incurred $0.4 million of withholding tax liability. In addition, all of the outstanding restricted stock units (“RSUs”) of Meru were converted into RSUs for 53,401 shares of our common stock. The cash payment, along with the estimated fair value of the earned RSUs assumed, resulted in a purchase price of $41.8 million. The total purchase price was as follows (in thousands):

Purchase Price:
Cash	$40,914
Estimated fair value of shares withheld for taxes	379
Estimated fair value of earned equity awards assumed by Fortinet	471
Total purchase price	$41,764

We accounted for this transaction as a business combination. We expensed acquisition-related costs of $1.7 million in general and administrative expenses. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the estimated purchase price allocation as and when additional information is available.

Total allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$3,268
Accounts receivable	8,316
Inventory	11,854
Prepaid expenses and other assets	2,409
Property and equipment	983
Deferred tax assets	18,585
Identifiable intangible assets	19,600
Goodwill	1,436
Total assets acquired	66,451
Deferred revenue	9,800
Accounts payable and accrued liabilities	14,887
Total liabilities assumed	24,687
Total purchase price allocation	$41,764

The goodwill of $1.4 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired, due primarily to Meru’s assembled workforce. The goodwill recorded as part of the Meru acquisition is not deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of customer relationships and developed technologies. Customer relationships represent Meru’s installed base and the ability to sell existing, in-process and future versions of our products and services to its existing customers. Developed technologies represent the virtualized wireless local area network solutions offering centralized coordination and control of various access points on the network. This includes patented and unpatented technology, know-how, processes, designs and computer software. The estimated useful life and fair values of the acquired identifiable intangible assets were as follows (in thousands, except for estimated useful life):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated Useful Life (in years)	Fair Values
Customer relationships	5	$12,200
Developed technologies	4	7,200
Trade name	0.5	200
Total		$19,600

The amortization expense of customer relationships and trade name is amortized on a straight-line basis and is recorded in sales and marketing expenses. The amortization expense of developed technologies is amortized on a straight-line basis and is recorded in cost of product revenue.

Upon acquisition, Meru became our wholly-owned subsidiary. The results of operations of Meru have been included in our consolidated statements of operations from the acquisition date. Revenue and net loss of Meru from July 8, 2015 through September 30, 2015 were $12.0 million and $9.6 million, respectively.

The unaudited financial information below summarizes the combined results of Fortinet and Meru on a pro forma basis, after giving effect to the acquisition of Meru on July 8, 2015, as though the business combination occurred on January 1, 2014. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired intangible assets, depreciation of acquired property, plant and equipment, stock-based compensation and related tax effects (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Pro forma revenue	$261,199	$218,363	$750,442	$615,581
Pro forma income (loss) from operations	$(5,968)	$11,194	$(15,368)	$20,768
Pro forma net income (loss)	$4,959	$572	$(2,619)	$4,173
Pro forma net income (loss) per basic	$0.03	$—	$(0.02)	$0.03
Pro forma net income (loss) per diluted	$0.03	$—	$(0.01)	$0.02

7. GOODWILL AND OTHER INTANGIBLE ASSETS—net

Goodwill

There were no impairments to goodwill during the three and nine months ended September 30, 2015. The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance—December 31, 2014	$2,824
Addition due to business acquisition	1,436
Balance—September 30, 2015	$4,260

Other Intangible Assets—net
During the three months ended June 30, 2015, we reassessed the fair value and the remaining useful life of the developed technologies and customer relationship acquired from the Coyote Point business acquisition. Based on this reassessment, we determined a decrease in the projected cash flow and that the remaining net book value of the developed technologies and customer relationships were impaired. As a result, we recorded an impairment charge of $1.6 million associated with these assets. The impairment charge is included within cost of product revenue and sales and marketing in the condensed consolidated statements of operations.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present other intangible assets—net (in thousands):

		September 30, 2015
	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$610	$11,590
Developed technologies	3.6	11,184	3,907	7,277
Trade names	0.5	200	100	100
Total other intangible assets—net		$23,584	$4,617	$18,967

		December 31, 2014
	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technologies	3.6	$5,606	$3,128	$2,478
Customer relationships	6.0	500	146	354
Total other intangible assets—net		$6,106	$3,274	$2,832

Amortization expense was $1.3 million and $0.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Amortization expense was $1.9 million and $1.2 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The following table summarizes estimated future amortization expense of other intangible assets—net (in thousands):

Amount
2015 (remainder)	$1,327
2016	4,600
2017	4,240
2018	4,240
2019	3,340
Thereafter	1,220
Total	$18,967

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, RSUs including performance stock units (“PSUs”), and the employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income	$8,169	$4,056	$10,521	$18,530

Denominator:
Basic shares:
Weighted-average common stock outstanding—basic	171,648	164,294	169,898	163,289
Diluted shares:
Weighted-average common stock outstanding—basic	171,648	164,294	169,898	163,289
Effect of potentially dilutive securities:
Stock options	3,451	4,405	3,669	4,728
RSUs (including PSUs)	2,742	993	2,335	692
ESPP	56	35	61	26
Weighted-average shares used to compute diluted net income per share	177,897	169,727	175,963	168,735
Net income per share:
Basic	$0.05	$0.02	$0.06	$0.11
Diluted	$0.05	$0.02	$0.06	$0.11

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	265	3,023	271	4,101
RSUs (including PSUs)	1,331	696	1,026	879
ESPP	209	226	126	133
	1,805	3,945	1,423	5,113

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEFERRED REVENUE

Deferred revenue consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Product	$6,134	$4,642
Service	700,777	554,115
Total deferred revenue	$706,911	$558,757
Reported as:
Current	$471,118	$368,929
Non-current	235,793	189,828
Total deferred revenue	$706,911	$558,757

10. RESTRUCTURING CHARGES

In connection with the acquisition of Meru, during the third quarter of 2015, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies. We estimate that we will incur $6.3 million of restructuring charges, consisting of severance and other one-time benefits, contract terminations and other charges. We incurred $5.9 million of restructuring charges during the three months ended September 30, 2015 which are included in operating expense in the condensed consolidated statements of operations. These charges are primarily related to severance and other one-time benefits to be paid in cash. We expect the remainder of the amount to be incurred during the fourth quarter of 2015 and in 2016.

The following table provides a summary of restructuring activity as of September 30, 2015 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2014	$—	$—	$—
Costs incurred	5,469	414	5,883
Less cash payments	(1,858)	(62)	(1,920)
Less non-cash charges	(219)	(191)	(410)
Balance as of September 30, 2015	$3,392	$161	$3,553

Cash payments for the restructuring activities are expected to be made through fiscal year 2017, primarily relating to severance and other one-time benefits. The short-term portion of the restructuring reserve of $2.7 million is included in accrued liabilities and the remaining long-term portion of $0.9 million is included in other liabilities on the condensed balance sheet as of September 30, 2015.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of September 30, 2015 (in thousands):

	Total	2015 (remainder)	2016	2017	2018	2019	Thereafter
Operating lease commitments	$56,775	$4,167	$15,679	$10,879	$8,404	$7,053	$10,593
Inventory purchase commitments	75,984	73,038	2,946	—	—	—	—
Other contractual commitments and open purchase orders	38,072	26,233	7,995	2,149	751	609	335
Total	$170,831	$103,438	$26,620	$13,028	$9,155	$7,662	$10,928

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2025. In addition to the amounts above, certain leases require us to pay variable costs such as taxes, maintenance, insurance, and asset retirement obligations. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $3.7 million and $2.6 million during the three months ended September 30, 2015 and 2014, respectively. Rent expense was $9.7 million and $7.7 million during the nine months ended September 30, 2015 and 2014, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase —Our independent contract manufacturers procure certain inventory items and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2015, we had $76.0 million of open purchase orders with our independent contract manufacturers.

Other Contractual Commitments and Open Purchase Orders —In addition to commitments with contract manufacturers, we have other contractual commitments and open purchase orders in the ordinary course of business for which we have not received goods or services. As of September 30, 2015, we had $38.1 million in other contractual commitments and open purchase orders.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Accrued warranty balance—beginning of the period	$4,269	$3,037
Warranty costs incurred	(3,413)	(2,597)
Provision for warranty for the period, including warranty liabilities assumed in connection with a business acquisition	3,638	3,786
Adjustment related to pre-existing warranties	(94)	(540)
Accrued warranty balance—end of the period	$4,400	$3,686

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

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as damage resulting from product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement and, in some instances, to potential liability that is not contractually limited. To date, there have been no awards under such indemnification provisions.

12. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), 2011 Employee Stock Purchase Plan (the “ESPP”) and equity plans assumed through the Meru acquisition. Under these plans, we have granted (or, in the case of acquired plans, assumed) stock options and RSUs, including PSUs.

In connection with the Meru acquisition, we assumed and exchanged Meru’s outstanding RSUs with an estimated fair value of $2.0 million. Of the total estimated fair value, $0.5 million relating to earned equity awards was allocated to the purchase price and the remainder relating to future services is being recognized over the remaining service period. No new equity awards can be granted under the assumed plans. As of September 30, 2015, RSUs representing 42,332 shares of common stock were outstanding under the awards assumed through the acquisition of Meru.

As of September 30, 2015, there were a total of 41,362,003 shares of common stock available for grant under our stock-based compensation plans.

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term in years	4.3	4.9	4.3	4.9
Volatility	37%	41%	38%	43%
Risk-free interest rate	1.6%	1.6%	1.5%	1.7%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2014	10,702	$14.98
Granted	656	41.02
Forfeited	(123)	26.69
Exercised	(4,016)	11.38
Balance—September 30, 2015	7,219	$19.16
Options vested and expected to vest—September 30, 2015	7,155	$18.97	2.8	$169,925
Options exercisable—September 30, 2015	6,021	$16.40	2.2	$157,064

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2015, for all in-the-money options. As of September 30, 2015, total compensation expense related to unvested stock options granted to employees but not yet recognized was $14.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.6 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-average fair value per share granted	$15.89	$9.13	$13.60	$8.76
Intrinsic value of options exercised	40,132	17,728	103,170	49,490
Fair value of options vested	2,491	4,393	9,001	13,163

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant-Date-Fair Value per Share
Balance—December 31, 2014	6,291	$22.93
Granted and assumed through business acquisition	5,385	40.01
Forfeited	(675)	27.80
Vested	(1,776)	22.35
Balance—September 30, 2015	9,225	$32.66
RSUs expected to vest—September 30, 2015	7,899	$32.90

As of September 30, 2015, total compensation expense related to unvested RSUs that were granted to employees and non-employees, but not yet recognized, was $291.4 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.1 years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Shares withheld for taxes	245	124	590	381
Amount withheld for taxes	$11,628	$2,985	$22,989	$8,506

Performance Stock Units

We have granted PSUs to certain of our executive officers and employees. PSUs granted to executive officers are based on the achievement of the market-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods. PSUs granted to our employees who are not executive officers are based on the achievement of personal- and company-based performance vesting conditions during the performance period. The final settlement of these PSUs will range between 50% to 150% of the target shares underlying the PSUs based on specified objective formula approved by our Compensation Committee. The PSUs entitle such employees to receive a number of shares of our common stock based on a one year performance period, and vest equally in the second and third years. There were no PSUs granted during the three months ended September 30, 2015 and September 30, 2014.

The following table summarizes the weighted-average assumptions relating to our PSUs granted to our executive officers:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Expected term in years	3.0	3.0
Volatility	38%	47%
Risk-free interest rate	1.1%	0.9%
Dividend rate	—%	—%

The following table summarizes the activity and related information for PSUs for the periods presented below (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Shares granted to executive officers and employees	206	120
Weighted-average fair value per share granted	$34.86	$21.21

As of September 30, 2015, total compensation expense related to unvested PSUs that were granted to certain of our executive officers and employees, but not yet recognized, was $6.4 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.1 years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected term in years	0.5	0.5	0.5	0.5
Volatility	32%	32%	31%	34%
Risk-free interest rate	0.2%	0.1%	0.1%	0.1%
Dividend rate	—%	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-average fair value per share granted	$11.42	$6.03	$8.23	$5.91
Shares issued under the ESPP	337	346	764	770
Weighted-average price per share issued	$28.05	$19.38	$24.30	$18.17

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of product revenue	$291	$60	$641	$351
Cost of service revenue	1,849	1,522	5,141	4,214
Research and development	6,663	4,505	17,361	12,558
Sales and marketing	13,904	7,397	34,482	18,890
General and administrative	3,612	1,183	9,376	6,300
Total stock-based compensation expense	$26,319	$14,667	$67,001	$42,313

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	$2,669	$4,282	$9,141	$13,395
RSUs (including PSUs)	21,996	9,275	53,674	25,886
ESPP	1,654	1,110	4,186	3,032
Total stock-based compensation expense	$26,319	$14,667	$67,001	$42,313

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income tax benefit associated with stock-based compensation	$5,224	$4,225	$12,867	$11,821

Share Repurchase Program

In December 2013, our Board of Directors (“Board”) authorized a Share Repurchase Program (“Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In October 2014, our Board extended the share repurchase authorization under the Program through December 31, 2015. During the three and nine months ended September 30, 2015, there were no shares repurchased under the Program. As of September 30, 2015, $122.5 million remains available for future share repurchases under the Program.

13. INCOME TAXES

We recognized a tax benefit of $9.3 million and a tax expense of $11.7 million on pretax net loss of $1.2 million and pretax net income of $15.8 million during the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 804% for the three months ended September 30, 2015, compared to an effective tax rate of 74% for the same period last year. The effective tax rate was a benefit of 165% for the nine months ended September 30, 2015, compared to an effective tax rate of 55% for the same period last year. The benefit for income taxes for the periods presented is comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The decrease in the tax provision and change in effective tax rate was primarily due to the decrease in profitability before income taxes and additional tax benefits related to discrete items, such as the increase of the prior year's federal research and development credit and the release of previously unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2015 also reflected a tax benefit due to a recent U.S. Tax Court opinion based on which we recognized the tax benefit due to the exclusion of the stock-based compensation from intercompany charges in prior periods.

As of September 30, 2015 and December 31, 2014, unrecognized tax benefits were $55.8 million and $44.2 million, respectively. The total amount of $54.6 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2015, we had accrued $5.0 million for estimated interest related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2008. We are no longer subject to examination by U.S. federal tax authorities for tax years prior to 2011, and we are currently subject to examination by U.S federal income tax authorities for tax year 2012.

14. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”) which permits participants to make tax deductible contributions. Our Board approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plan and RRSP during the three months ended September 30, 2015 and September 30, 2014 were $0.9 million and $0.7 million, respectively. Our matching contributions to the 401(k) Plan and RRSP during the nine months ended September 30, 2015 and September 30, 2014 were $2.7 million and $1.9 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of the customer. The following table sets forth revenue (in thousands):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Americas:
United States	$72,767	$50,329	$202,491	$144,794
Canada	26,027	21,104	72,676	59,837
Other Americas	14,371	10,785	38,151	28,404
Total Americas	113,165	82,218	313,318	233,035
Europe, Middle East, and Africa (“EMEA”)	91,740	66,157	250,808	185,354
Asia Pacific (“APAC”)	55,163	44,973	148,613	128,006
Total revenue	$260,068	$193,348	$712,739	$546,395

The following table sets forth property and equipment by geographic region as of September 30, 2015 and December 31, 2014 (in thousands):

Property and Equipment—net	September 30, 2015	December 31, 2014
Americas:
United States	$58,372	$46,116
Canada	7,811	6,054
Other Americas	1,853	875
Total Americas	68,036	53,045
EMEA:
France	9,369	2,052
Other EMEA	2,236	1,204
Total EMEA	11,605	3,256
APAC	3,731	2,618
Total property and equipment—net	$83,372	$58,919

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Exclusive Networks Group	17%	15%	17%	14%
Fin Tec Computers	*	11%	*	*
* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	September 30, 2015	December 31, 2014
Exclusive Networks Group	19%	18%
Ingram Micro	11%	*
Fin Tec Computer	10%	*
* Represents less than 10%

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	Unrealized Gains (Losses) on Investments	Tax benefit (provision) related to items of other comprehensive income or loss	Total
Beginning balance as of December 31, 2014	$(540)	$191	$(349)
Other comprehensive income before reclassifications	407	(143)	264
Amounts reclassified from accumulated other comprehensive loss	(7)	2	(5)
Net current-period other comprehensive income	400	(141)	259
Ending balance as of September 30, 2015	$(140)	$50	$(90)

The following table provides details about the reclassification out of accumulated other comprehensive loss (in thousands):

Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$(7)	Other expense—net
Tax provision related to items of other comprehensive income	2	Provision for (benefit from)income taxes
Total reclassification for the period	$(5)

17. FOREIGN CURRENCY DERIVATIVES

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amount of our forward exchange contract to hedge balance sheet accounts were (in thousands):

	Buy/Sell	Notional
Currency—As of September 30, 2015
CAD	Sell	$9,653

Currency—As of December 31, 2014
CAD	Buy	$6,879

As of September 30, 2015, the fair value of the forward exchange contract was not material.

18. RELATED PARTY TRANSACTIONS

The son of one member of our Board of Directors (“Board”) is a partner in an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board were $0.9 million each for the three months ended September 30, 2015 and September 30, 2014, respectively. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our Board were $3.7 million and $1.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Amounts due and payable to the law firm were $1.4 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	growing our sales to enterprises, service providers, and government organizations, and the impact of sales to these organizations on our long-term growth, expansion, and operating results;

•	trends in revenue, costs of revenue, and gross margin;

•
trends in our operating expenses, including research and development expense, sales and marketing expense, general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development;

•	continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•	integration of acquired companies and technologies;

•	implementation of a new enterprise resource planning (“ERP”) system;

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

Business Overview

We provide high performance cybersecurity solutions to some of the largest enterprises, service providers and government organizations across the globe, including a majority of the 2015 Fortune 100. Our cybersecurity solutions are fast, secure and designed to provide broad, rapid protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Our flagship integrated network security solution consists of our FortiGate physical, virtual machine and cloud platforms, which are deployable in large and mid-size enterprises, service provider and small and medium-sized business environments, as well as government organizations. These platforms provide a broad array of integrated security and networking functions to help protect data, applications, and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention, anti-malware, application control, virtual private network, web-filtering, vulnerability management, anti-spam, mobile security, wireless controller, and wide area network acceleration. Our FortiGate appliance platforms may be deployed as next generation firewalls, data center firewalls, unified threat management systems, internal segmentation firewalls, virtual machine firewalls or cloud firewalls. For access networks, we offer our wireless access points and switch appliances, which integrate wireless access point capabilities into the FortiGate network security platform.

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

Financial Highlights

•
We recorded total revenue of $260.1 million and $712.7 million for the three and nine months ended September 30, 2015, respectively, an increase of 35% and 30%, respectively, compared to the same periods last year. Product revenue was $119.7 million and $332.0 million during the three and nine months ended September 30, 2015, respectively, an increase of 36% and 33%, respectively, compared to the same periods last year. Service revenue was $140.3 million and $380.7 million for the three and nine months ended September 30, 2015, an increase of 33% and 28%, respectively, compared to the same periods last year.

•	Cash, cash equivalents and investments were $1.17 billion as of September 30, 2015, an increase of $177.9 million, or 18%, from December 31, 2014.

•	Deferred revenue was $706.9 million as of September 30, 2015, an increase of $148.2 million, or 27%, from December 31, 2014.

•	We generated cash flows from operating activities of $214.0 million during the nine months ended September 30, 2015, an increase of $52.8 million, or 33%, compared to the same period last year.

•
In July 2015, we acquired Meru Networks, Inc. (“Meru”), which offers Wi-Fi networking solutions, for total consideration of $41.8 million. In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies, resulting in workforce reductions, consolidation of certain real estate facilities, asset write-downs, contract terminations and other charges. Restructuring charges for the three months ended September 30, 2015 were $5.9 million.

Revenue grew as our integrated security platform products put us in a strong competitive position in a robust security market. We continue to strengthen partnerships with enterprise resellers and gain from our prior sales investments. In addition, we continue to execute our strategy of selling to enterprise customers and landing large deals with some of these customers. Enterprise customers have vast infrastructures and we believe this will provide abundant expansion opportunities for us in the future. Our strategy is enabling us to gain market share, win new customers, and expand within existing customer accounts, especially in the large enterprise market which is key to our long-term growth and profitability strategy. Large enterprises represent significant opportunity for cross-sell and upsell as they tend to purchase more products and services over time, yielding substantial lifetime value. Aside from obtaining new customers, other levers to drive long-term growth and operating leverage include adding more functionality and value in our security subscription and support service offerings to customers.

During the three months ended September 30, 2015, our revenue growth was primarily driven by our growth in the large enterprise and service provider markets, as well as strong performance across all regions. We also continued to see diversity of product billings across all product categories. During the three months ended September 30, 2015, our high-end products (FortiGate 1000 to 5000 series) accounted for 38% of billings. Our mid-range products (FortiGate 200 to 800 series) accounted for 26% of billings, and our entry-level products (FortiGate 20 to 100 series) accounted for 36%of billings. During the three months ended September 30, 2014, our high-end products (FortiGate1000 to 5000 series) accounted for 35% of billings. Our mid-range products (FortiGate 200 to 800 series) accounted for 29% of billings, and our entry-level products (FortiGate 20 to 100 series) accounted for 36% of billings.

During the three and nine months ended September 30, 2015, operating expenses increased compared to the same periods last year. The increase was primarily driven by our accelerated pace of hiring and continued investments to expand our sales coverage, grow our marketing capabilities, develop new products, and scale our customer support. In addition, we incurred costs from the integration of Meru along with the implementation of restructuring activities. Headcount, including full time equivalent employees, increased by 43% to 3,889 as of September 30, 2015 from 2,721 as of September 30, 2014.

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

	Three Months Ended Or As Of
	September 30, 2015	September 30, 2014
	(in thousands)
Revenue	$260,068	$193,348
Deferred revenue	$706,911	$500,012
Increase in deferred revenue	$49,350	$19,810
Billings (non-GAAP)	$299,618	$213,158
Cash, cash equivalents and investments	$1,169,664	$963,759
Net cash provided by operating activities	$65,065	$56,518
Free cash flow (non-GAAP)	$51,740	$50,738

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from FortiGuard security subscription and FortiCare technical support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Total deferred revenue as of September 30, 2015 increased by $206.9 million or 41% year-over-year. Total deferred revenue as of September 30, 2015 of $706.9 million included deferred revenue relating to Meru of $14.0 million, or 2% of total deferred revenue.  Excluding Meru, our deferred revenue was $692.9 million and increased by $192.9 million or 39% compared to a year ago.

Billings (Non-GAAP).We define billings as revenue recognized plus the change in deferred revenue from the beginning to the end of the period less deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with revenue calculated in accordance with GAAP.

Total billings increased by $86.5 million, or 41%, during the three months ended September 30, 2015 compared to the same period last year. Total billings for the three months ended September 30, 2015 of $299.6 million included Meru’s billings from July 8, 2015 to September 30, 2015 of $16.2 million, or 5% of total billings.  Excluding Meru, our billings were $283.4 million and increased 33% compared to the same period last year.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

Reconciliation of total consolidated GAAP revenue to billings

	Three Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Billings:
Revenue	$260,068	$193,348
Add increase in deferred revenue	49,350	19,810
Less deferred revenue balance acquired in business combination	(9,800)	—
Total billings (Non-GAAP)	$299,618	$213,158

Reconciliation of Meru’s GAAP revenue to billings

For the period
July 8, 2015 through September 30, 2015
(in thousands)
Billings:
Revenue	$12,025
Add increase in deferred revenue	4,193
Total billings (Non-GAAP)	$16,218

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

	Three Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$65,065	$56,518
Less purchases of property and equipment	(13,325)	(5,780)
Free cash flow (Non-GAAP)	$51,740	$50,738

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses, and related disclosures. Our estimates include those related to revenue recognition, stock-based compensation expense, valuation of inventory, warranty liabilities, investments, business combinations, restructuring charges, goodwill and other long-lived assets, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2015, as compared to the critical accounting policies and estimates described in the Form 10-K, except for the inclusion of policies related to business combinations and restructuring charges.

Business combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Restructuring charges—We recognize liability for exit and disposal activities when the liability is incurred. Our restructuring charges consist of one-time termination benefits related to the reduction of our workforce, contract-termination costs, such as lease exit costs, and other costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for contract-termination costs represents a liability for costs to terminate a contract before the end of its term and is recognized at fair value when we terminate the contract in accordance with the contract terms, which is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of asset write-offs and consulting fees, which are expensed when incurred.

We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ and thereby require us to record an additional provision or reverse a portion of such a provision.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

Revenue

	Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$119,737	46%	$87,731	45%	$32,006	36%
Service	140,331	54	105,617	55	34,714	33
Total revenue	$260,068	100%	$193,348	100%	$66,720	35%
Revenue by geography:
Americas	$113,165	44%	$82,218	43%	$30,947	38%
EMEA	91,740	35	66,157	34	25,583	39
APAC	55,163	21	44,973	23	10,190	23
Total revenue	$260,068	100%	$193,348	100%	$66,720	35%

Total revenue increased by $66.7 million, or 35%, during the three months ended September 30, 2015 compared to the same period last year. Total revenue for the three months ended September 30, 2015 included Meru’s revenue from the date of acquisition of $12.0 million, or 5% of total revenue.  Excluding Meru, total revenue was $248.0 million, an increase of 28% compared to the same period last year. Product revenue increased by $32.0 million, or 36%, during the three months ended September 30, 2015 compared to the same period last year, of which $9.5 million related to Meru. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand for each of our high-end, mid-range and entry-level product categories, and in particular for our entry-level products for large enterprise customers. Service revenue increased by $34.7 million, or 33%, during the three months ended September 30, 2015 compared to the same period last year due to the recognition of revenue from our deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our enterprise customers, as well as the renewals of similar contracts sold in earlier periods. The Americas region grew by 38% primarily driven by increased sales to large service provider and enterprise customers. The EMEA region grew by 39% due to strong sales performance across the region. The APAC region grew by 23% as we saw continued growth in certain parts of the region.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$46,167	$35,636	$10,531	30%
Service	25,534	21,249	4,285	20
Total cost of revenue	$71,701	$56,885	$14,816	26%
Gross margin (%):
Product	61.4%	59.4%	2.0%
Service	81.8	79.9	1.9
Total gross margin	72.4%	70.6%	1.8%

Total gross margin increased by 1.8 percentage points during the three months ended September 30, 2015 compared to the same period last year as both product and service gross margins increased. Product gross margin increased by 2.0 percentage points during the three months ended September 30, 2015 compared to the same period last year, primarily due to higher sales of software products such as certain of our virtualized security solutions and inventory management efficiencies.

Service gross margin increased by 1.9 percentage points during the three months ended September 30, 2015 compared to the same period last year as we scale efficiencies resulting from our ability to add more functionality and value to our FortiGuard security subscription and FortiCare technical support offerings, which have translated into improved service margin. Cost of service revenue increased by $4.3 million primarily due to an increase in personnel costs, including stock-based compensation expense, as a result of increased headcount.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$42,110	16%	$30,790	16%	$11,320	37%
Sales and marketing	120,994	47	80,433	42	40,561	50
General and administrative	21,220	8	9,789	5	11,431	117
Restructuring charges	5,883	2	—	—	5,883	100
Total operating expenses	$190,207	73%	$121,012	63%	$69,195	57%

Research and development

Research and development expense increased by $11.3 million, or 37%, during the three months ended September 30, 2015 compared to the same period last year, primarily due to an increase of $6.2 million in personnel costs and $2.2 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, we incurred higher depreciation of $1.3 million, higher product development expenses, such as third-party testing, prototypes and supplies of $1.0 million, and various higher other costs of $0.4 million. We intend to continue to invest in our research and development organization and integrate personnel from our acquisition of Meru, but expect research and development expense as a percentage of total revenue will decrease during the remainder of 2015.

Sales and marketing

Sales and marketing expense increased by $40.6 million, or 50%, during the three months ended September 30, 2015 compared to the same period last year, primarily due to an increase of $21.2 million in personnel costs and $6.5 million in stock-based compensation expense, as we continued to increase our sales headcount. Marketing-related expense increased by $3.5 million as we invested significantly in marketing programs to capture market share, particularly in the enterprise market, including costs related to trade-shows and lead generation. Travel expense increased by $2.9 million and depreciation and other occupancy-related costs increased by $2.5 million. Amortization expense increased by $0.7 million related to Meru's acquired intangible assets. As a percentage of total revenue, sales and marketing expense increased as we accelerated the investment in our sales force and marketing programs to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but expect sales and marketing expense as a percentage of total revenue to decrease during the remainder of 2015.

General and administrative

General and administrative expense increased by $11.4 million, or 117%, during the three months ended September 30, 2015 compared to the same period last year. Personnel costs increased by $3.4 million and stock-based compensation expense increased by $2.4 million, as we continued to increase our headcount in order to support our expanding business. In addition, legal, tax and professional fees increased by $1.3 million. We also incurred $2.5 million in expenses related to business process design and reengineering in preparation of an ERP system implementation and $0.9 million of transaction costs related to the Meru acquisition. As a percentage of total revenue, we expect general and administrative expense to decrease during the remainder of 2015.

Restructuring charges

Restructuring charges of $5.9 million during the three months ended September 30, 2015 relate to the restructuring activities in connection with the Meru acquisition to reduce our cost structure and improve operational efficiencies. See Note 10 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income and Other expense—net

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except percentages)
Interest income	$1,333	$1,339	$(6)	—%
Other expense—net	(653)	(1,005)	352	(35)

Interest income remained relatively consistent during the three months ended September 30, 2015 compared to the same period last year. Interest income primarily includes interest earned on our cash, cash equivalents, and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The decrease in Other expense—net for the three months ended September 30, 2015 when compared to the same period last year, was the result of lower foreign currency exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(9,329)	$11,729	$(21,058)	(180)%
Effective tax rate (%)	804%	74%	730%	—

We recognized a tax benefit of $9.3 million and a tax expense of $11.7 million on pretax net loss of $1.2 million and pretax net income of $15.8 million during the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 804% for the three months ended September 30, 2015. The benefit for income taxes for the three months ended September 30, 2015 was comprised primarily of foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The tax provision benefit also included additional tax benefits related to discrete items, such as the increase of the prior year’s federal research and development credit, the release of previously unrecognized tax benefits and a tax benefit related to a recent U.S. Tax Court opinion based on which we recognized the tax benefit due to the exclusion of the stock-based compensation from intercompany charges in prior periods.

Our effective tax rate was 74% for the three months ended September 30, 2014. The provision for income taxes for the three months ended September 30, 2014 was comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, discrete taxes resulting from an increase in tax reserves, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates.

It is reasonably possible that over the next twelve-month period, we may experience increases or decreases in our unrecognized tax benefits. However, it is not possible to determine either the magnitude or the range of increases or decreases at this time.

Nine Months Ended September 30, 2015 and September 30, 2014

Revenue

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$332,023	47%	$249,880	46%	$82,143	33%
Service	380,716	53	296,515	54	84,201	28
Total revenue	$712,739	100%	$546,395	100%	$166,344	30%
Revenue by geography:
Americas	$313,318	44%	$233,035	43%	$80,283	34%
EMEA	250,808	35	185,354	34	65,454	35
APAC	148,613	21	128,006	23	20,607	16
Total revenue	$712,739	100%	$546,395	100%	$166,344	30%

Total revenue increased by $166.3 million, or 30%, during the nine months ended September 30, 2015 compared to the same period last year. Total revenue for the nine months ended September 30, 2015 included Meru’s revenue from the date of acquisition of $12.0 million, or 2% of total revenue. Excluding Meru, total revenue was $700.7 million, an increase of 28% compared to the same period last year. Product revenue increased by $82.1 million, or 33%, during the nine months ended September 30, 2015 compared to the same period last year, of which $9.5 million, or 1% of total revenue related to Meru. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family due to increased demand for each of our high-end, mid-range and entry-level product categories, and in particular for our high-end products for large enterprise customers. Service revenue increased by $84.2 million, or 28%, during the nine months ended September 30, 2015 compared to the same period last year due to the recognition of revenue from our deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our large enterprise customers, as well as the renewals of similar contracts sold in earlier periods. All three regions experienced revenue growth compared to the same period last year, with EMEA contributing the largest portion of our revenue growth on a percentage basis.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$134,932	$105,230	$29,702	28%
Service	69,869	60,155	9,714	16
Total cost of revenue	$204,801	$165,385	$39,416	24%
Gross margin (%):
Product	59.4%	57.9%	1.5%
Service	81.6	79.7	1.9
Total gross margin	71.3%	69.7%	1.6%

Total gross margin increased by 1.6 percentage points during the nine months ended September 30, 2015 compared to the same period last year, as both product and service gross margins increased. Product gross margin increased by 1.5 percentage points during the nine months ended September 30, 2015 compared to the same period last year, primarily due to a greater mix of high-end FortiGate product sales compared to the same period last year. In addition, product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as inventory management efficiencies.

Service gross margin increased by 1.9 percentage points during the nine months ended September 30, 2015 as compared to the same period last year as we scaled efficiencies resulting from our ability to add more functionality and value to our FortiGuard security subscription and FortiCare technical support offerings, which have translated into improved service margins. Cost of service revenue increased by $9.7 million primarily due to an increase in personnel costs and a $0.9 million increase in stock-based compensation expense, as a result of increased headcount.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$115,315	16%	$89,783	16%	$25,532	28%
Sales and marketing	333,531	47	222,576	41	110,955	50
General and administrative	51,199	7	29,243	5	21,956	75
Restructuring charges	5,883	1	—	—	5,883	100
Total operating expenses	$505,928	71%	$341,602	63%	$164,326	48%

Research and development

Research and development expense increased by $25.5 million, or 28%, during the nine months ended September 30, 2015 compared to the same period last year, primarily due to an increase of $14.1 million in personnel costs and $4.8 million in stock-based compensation expense as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation expense and other occupancy-related costs increased by $2.3 million and costs of test supplies and prototype materials used in product development increased by $1.4 million. In addition, during the nine months ended September 30, 2014, we had a reversal of $3.0 million related to a previously recorded liability for estimated contingent consideration.

Sales and marketing

Sales and marketing expense increased by $111.0 million, or 50%, during the nine months ended September 30, 2015 compared to the same period last year, primarily due to an increase of $61.2 million in personnel costs and $15.6 million in stock-based compensation expense as we continued to increase our sales headcount. Marketing-related expense increased by $12.1 million as we invested significantly in marketing programs to capture market share, particularly in the large enterprise market, including costs related to trade-shows and lead generation. In addition, travel expenses increased by $6.9 million, supplies expense increased by $3.2 million, and depreciation and other occupancy-related costs increased by $6.4 million. Amortization expense increased by $0.7 million related to Meru’s acquired intangible assets.

General and administrative

General and administrative expense increased by $22.0 million, or 75%, during the nine months ended September 30, 2015 compared to the same period last year. Personnel costs increased by $7.4 million and stock-based compensation expense increased by $3.1 million, as we continued to increase our headcount in order to support our expanding business. In addition, legal, tax, and other professional fees increased by $5.9 million. We also incurred $3.9 million in expenses related to business process design and reengineering in preparation of the ERP system implementation and $2.3 million of transaction costs related to the Meru acquisition.

Restructuring charges

Restructuring charges of $5.9 million during the nine months ended September 30, 2015 relate to the restructuring activities in connection with the Meru acquisition discussed above.

Interest income and Other expense—net

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
	(in thousands, except percentages)
Interest income	$4,119	$3,991	$128	3%
Other expense—net	(2,160)	(1,968)	(192)	10

Interest income increased during the nine months ended September 30, 2015 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in Other expense—net for the nine months ended September 30, 2015 when compared to the same period last year, was the result of higher foreign currency exchange losses.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2015	September 30, 2014
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(6,552)	$22,901	$(29,453)	(129)%
Effective tax rate (%)	(165)%	55%	(220)%	—

We recognized a tax benefit of $6.6 million and a tax expense of $22.9 million on pretax net income of $4.0 million and of $41.4 million during the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was a benefit of 165% for the nine months ended September 30, 2015.The benefit for income taxes for the nine months ended September 30, 2015 was comprised primarily of foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The tax provision benefit also included additional tax benefits related to discrete items, such as the increase of the prior year’s federal research and development credit, the release of previously unrecognized tax benefits and a tax benefit related to a recent U.S. Tax Court opinion based on which we recognized the tax benefit due to the exclusion of the stock-based compensation from intercompany charges in prior periods.

Our effective tax rate was 55% for the nine months ended September 30, 2014. The provision for income taxes for the nine months ended September 30, 2014 was comprised of U.S. federal and state taxes, Singapore and other foreign income taxes, withholding tax, discrete taxes resulting from an increase in tax reserves, as well as the inclusion of stock compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates.

Liquidity and Capital Resources

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$540,712	$283,254
Investments	628,952	708,490
Total cash, cash equivalents and investments	$1,169,664	$991,744

Working capital	$648,606	$550,409

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash provided by operating activities	$213,989	$161,218
Cash provided by (used in) investing activities	2,915	(16,508)
Cash provided by (used in) financing activities	40,554	(1,887)
Effect of exchange rates on cash and cash equivalents	—	(600)
Net increase in cash and cash equivalents	$257,458	$142,223

Liquidity and capital resources may be impacted by our operating activities, as well as business acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards, and investments in strategic relationships that we have made or may make in the future. As of September 30, 2015, $122.5 million remains available for future share repurchases under our stock repurchase program (“Program”), which will be financed through our available working capital. In recent years, we have received significant capital resources as a result of exercises of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the changing mix of stock options and RSUs granted. We expect to spend $8.0 million to $13.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth, as well as the implementation of our ERP system.

As of September 30, 2015, our cash, cash equivalents, and investments of $1.17 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency debt securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of September 30, 2015, $371.9 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to expand our offices to support growth and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consisted primarily of stock-

based compensation expense, depreciation of property and equipment, amortization of intangible assets, and amortization of investment premiums.

Our operating activities during the nine months ended September 30, 2015 provided $214.0 million in cash as a result of our continued growth in billings, profitability, and our ability to successfully manage our working capital. The primary sources of cash from operating activities during the nine months ended September 30, 2015 consisted of net income of $10.5 million, non-cash adjustments of $97.7 million and changes in operating assets and liabilities of $105.8 million. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, partially offset by an increase in payments to vendors and an increase in prepayment of certain expenses.

Our operating activities during the nine months ended September 30, 2014 provided $161.2 million in cash as a result of profitability, timing of billings and collections, and our ability to successfully manage our working capital. The primary sources of cash from operating activities during the nine months ended September 30, 2014 consisted of net income of $18.5 million increased by non-cash adjustments of $65.0 million and changes in operating assets and liabilities of $77.7 million. In January 2014, we received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payments for inventory purchases and payment of income taxes during the period.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities, and sales of investments, purchases of property and equipment, and payments made in connection with business acquisitions.

During the nine months ended September 30, 2015, cash provided by investing activities was a result of positive cash flow due to sales and maturities, net of purchases, from our investments of $70.0 million, partially offset by capital expenditures of $29.0 million and $38.0 million used for the acquisition of Meru.

During the nine months ended September 30, 2014, cash used for investing activities was primarily due to $26.8 million for capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $10.3 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, and repurchase and retirement of common stock.

During the nine months ended September 30, 2015, cash provided by financing activities was $40.6 million as a result of proceeds of $63.5 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $23.0 million related to withholding taxes paid upon the issuance of RSUs.

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

Commitments and Contingencies

There have been no material changes outside the ordinary course of business during the nine months ended September 30, 2015 to the commitments and contingencies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the timing and success of new product and service introductions by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners, or end-customers;

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for 31% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments based on trade compliance requirements, or any shipment delays based on labor disputes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own. They may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended September 30, 2015 and September 30, 2014, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 17% and 15% of our total revenue. During the nine months ended September 30, 2015 and September 30, 2014, Exclusive Networks Group accounted for 17% and 14%, of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

 Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic or cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems, or strike or other labor disruption, at one of our manufacturing partners or locations or at shipping ports or locations would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts, and if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

False detection of vulnerabilities, viruses or security breaches or false identification of spam or spyware could adversely affect our business.

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our anti-spam and anti-malware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

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

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles;

•	court decisions, tax rulings and interpretations of tax laws and regulations by international, federal or local governmental authorities; or

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. For example, we recently closed our acquisition of Meru. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating Meru’s ERP system or sales and supports processes and systems with our current ERP system or our sales and support processes and systems. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete, including our acquisition of Meru, may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, in the second quarter of 2015, we recognized an impairment charge of $1.6 million for intangible assets from our acquisition of Coyote Point Systems, Inc. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries, and in some circumstances we may be required to indemnify a customer in full, without a limitation on liability, for certain liabilities, including potential liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not cover such claim at all or may not adequately cover any claim asserted against us, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Cisco’s acquisition of SourceFire, Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about Fortinet and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during the three months ended September 30, 2015, the closing price of our common stock ranged from $39.97 to $48.83 and our stock price has fluctuated significantly since September 30, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

During the three months ended September 30, 2015, there were no shares repurchased under the Program. As of September 30, 2015, $122.5 million remains available for future share repurchases under the Program.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

By:	/s/ Keith Jensen
Keith Jensen, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number
2.1	Agreement and Plan of Merger, dated May 27, 2015, by and among Fortinet, Inc., Malbrouck Acquisition Corp. and Meru Networks, Inc.	Current Report on Form 8-K (File No. 001-34511)	July 8, 2015	2.1

10.1	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.2	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.3	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.3
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document
________________________________
* Filed herewith.