Form 10-K
period 2015-12-31
FORTINET INC
filed 2016-02-26
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $5,300,165,895 (based on the closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2016, there were 171,603,611 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

Part I

ITEM 1.    Business

Overview

Fortinet is a global leader and innovator in network security. We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2015 Fortune 100. We provide protection against cyberattacks and the technology to take on increasing security performance requirements of the network. We offer a broad range of security products and solutions, providing customers with an end-to-end platform and a single source of threat intelligence to minimize security gaps.

The cyber threat environment is unprecedented both in terms of volume and sophistication of attacks. As a result, cyber security has increased in priority and management complexity for enterprises. Fortinet offers an end-to-end solution, which ensures ongoing security efficacy through a single source of threat intelligence and minimizes complexity and risk. Our cyber security platform provides a broad range of security products and solutions focused on the needs around enterprise firewall, advanced threat protection, data center security, cloud security, secure access and connected unified threat management (“UTM”).

Our flagship integrated network security solution consists of our FortiGate physical, virtual machine and cloud platforms, which are deployable in the business environments of large and medium-sized enterprise, service providers and small and medium-sized businesses, as well as government organizations. These platforms provide a broad array of integrated security and networking functions to help protect data, applications and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention (“IPS”) anti-malware, application control, virtual private network (“VPN”), web-filtering, vulnerability management, anti-spam, mobile security, wireless controller and wide area network (“WAN”) acceleration. Our FortiGate appliance platform may be deployed as core firewalls, internal segmentation firewalls, next generation firewalls (“NGFW”), distributed firewalls, virtual firewalls, cloud firewalls, carrier class firewalls, data center firewalls (“DCFW”) and connected UTM systems. For access networks, we offer our wireless access points and switch appliances, which integrate secure wireless and wired access capabilities into the FortiGate network security platform. The FortiGate products integrate our FortiASICs, which are specifically designed for accelerated processing of security and networking functions, and our FortiOS operating system, which provide a feature-rich foundation for all FortiGate security functions. Our FortiManager and FortiAnalyzer products work in conjunction with our FortiGate virtual and physical appliances. FortiManager provides customers with centralized management of multiple FortiGates, and FortiAnalyzer provides a single point of network log data collection. These products enable customers to implement security policies across large networks.

Fortinet’s cybersecurity platform also includes an array of products that further complement our FortiGate products to offer additional protection from security threats across networks. These products include our FortiMail email security, FortiSandbox advanced threat protection (“ATP”), FortiWeb web application firewall, FortiDDos, and FortiDB database security appliances, as well as our FortiClient endpoint security software, FortiAP secure wireless access points and FortiSwitch secure switch connectivity products.

Supporting virtual and cloud-based deployments, we offer virtual appliances for the FortiGate, FortiManager, FortiAnalyzer, FortiWeb, FortiMail, FortiSandbox, FortiCache and FortiADC product lines that can be used in conjunction with traditional Fortinet physical appliances to help ensure the visibility, management and protection of physical and virtual environments. We also offer on-demand cloud-based versions of FortiGate and FortiWeb.

In addition, we complement our cybersecurity platform with subscription, customer support, and training services. Our FortiGuard security subscription uses global threat feeds to create real time threat intelligence and security updates to complement Fortinet products. Our global FortiCare customer support team provides global technical support for all Fortinet products. We also provide a range of technical training for customers and partners under the Network Security Expert Program.

We typically sell our security solutions to channel partners, who in turn sell to end-customers. We also sell directly to end users. Our end users include businesses and enterprises, government organizations, and service providers, across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare.

During our year ended December 31, 2015, we generated total revenue of $1.01 billion and net income of $8.0 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2015 and 2014 and our consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2015, 2014, and 2013.

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

FortiASIC

Our proprietary FortiASIC family of Application-Specific Integrated Circuits (“ASICs”) is comprised of three main lines of processors: (i) the FortiASIC content processor (“CP”), (ii) the FortiASIC network processor (“NP”), and (iii) the FortiASIC system-on-a-chip (“SOC”). Our proprietary ASICs are designed to enhance the sophisticated security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement or IPS threat detection. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC. The FortiASIC CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The FortiASIC NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering additional accelerated firewall and VPN performance. Entry-level FortiGate products (FortiGate 20 to 100 series) often use the SOC2. Mid-range FortiGate products (FortiGate 200 to 900 series) use a central processing unit (“CPU”) and include the NP and CP. The high-end FortiGate products (FortiGate 1000 to 5000 series) use multiple CPUs, CPs and NPs.

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate appliances, from the core kernel functions to the security processing feature sets. FortiOS provides (i) multiple layers of security including a hardened kernel layer providing protection for the FortiGate system, (ii) a network security layer providing security for end-customers’ network infrastructures and (iii) application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs and provides system management functions such as command-line and graphical user interfaces.

Key high-level functions and capabilities of FortiOS include:

•	helping enable FortiGate appliances to be configured into different security environments such as our Internal Network Firewall, Next Generation Firewall and the Data Center Firewall;

•	configuration of the physical aspects of the appliance such as ports, Wi-Fi and switching;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	implementation of security updates delivering advanced threat protection, such as IPS, antivirus, and application control;

•	access to cloud-based web and email filtering databases;

•	direct integration with both cloud and on premises FortiSandbox technology

•	security policy objects and enforcement;

•	data leak prevention and document finger printing; and

•	real-time reporting and logging.

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

Products

Our core product offerings consist of our FortiGate product family, along with our FortiManager central management and FortiAnalyzer central logging and reporting product families, both of which are typically purchased to complement commercial and enterprise deployments. Our FortiGate physical and virtual appliance ships with a set of broad security services. These security services are enabled by FortiGuard which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance.

FortiGate

Our flagship FortiGate physical and virtual appliances offer a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. All FortiGate models run on our FortiOS operating system. Typically, the FortiGate physical appliances include our FortiASICs to accelerate content and network security features implemented within FortiOS. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides central management architecture for thousands of FortiGate physical and virtual appliances across a range of hypervisor platforms.

By combining multiple network security functions in our purpose-built security platform, the FortiGate appliances provide broad, high quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises, service providers and government organizations worldwide.

All FortiGate models run on our FortiOS operating system. Typically, all FortiGate physical appliances include our FortiASICs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -100 series models are designed for perimeter protection for small- to medium-sized businesses. The FortiGate-200 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -5000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks.

We also incorporate additional technologies within FortiGate appliances that differentiate our solutions, including data leakage protection (“DLP”), traffic optimization, SSL inspection, threat vulnerability management and wireless controller technology. In addition to these in-built features, we offer a full range of wireless access points and controllers, complementing FortiGate with the flexibility of wireless LAN access.

Fortinet Management and Analysis Products

Our FortiManager and FortiAnalyzer physical and virtual products are typically sold in conjunction with most commercial and enterprise deployments.

FortiManager. Our FortiManager family of products provides a central and scalable management solution for our FortiGate products, including software updates, configuration, policy settings and security updates. One FortiManager product is capable of managing thousands of FortiGate units, and also provides central management for FortiClient software. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer. Our FortiAnalyzer family of products provides centralized network logging, analyzing and reporting solutions that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting.

We also offer other physical and virtual appliances and software products that protect our end-customers from security threats to other critical areas in the enterprise, such as messaging, web-based applications and databases, and employees’ computers or mobile devices.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team uses automated and manual processes to identify emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically with terms of one to three years, to obtain access to regular updates for application control, antivirus, intrusion prevention, web filtering and anti-spam functions for our FortiGate products; antivirus, web filtering and VPN functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiMonitor products; database functions for our FortiDB appliance; web functions for our FortiWeb appliances; and advanced threat protection for our FortiSandbox on premise and cloud products. FortiSandbox is a key part of Fortinet’s integrated and automated advanced threat protection solution and offers inspection of all protocols and functions in one appliance. It is designed to detect and analyze advanced attacks designed to bypass traditional security defenses. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare services include technical support as well as an extended product warranty. In addition to our standard support service offering, we offer a premium service that offers enhanced technical support and warranty response times and semi-dedicated support oriented towards mission-critical applications.

For our standard technical support , channel partners often provide first level support to the end-customer, especially for small- and medium-sized end-customers. Fortinet also provides all levels of support to our end-customers, as well as second- and third-level support to our partners where appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week through regional technical support centers located worldwide.

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

Dedicated support engineers are available to help identify and eliminate issues before problems arise.  These Technical Account Managers (“TAMs”) are seasoned professionals with broad and deep experience in the security and networking arena. Each TAM acts as a single point of contact and customer advocate within Fortinet, and is focused on building and maintaining a deep understanding of the customer business and their security requirements

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program, Network Security Expert, to help ensure an understanding of our products and services.

Customers

We typically sell our security solutions to channel partners, who in turn sell to end-customers of various sizes and, at times, we also sell directly to end users. Our end users include small businesses, large enterprises, government organizations, and service providers, across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customer’s size and security requirements. We also offer access to our products via the cloud through certain cloud providers. Many of our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. For information regarding our revenue by customer based on billing address, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

One distributor, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 18%, 15% and 12% of total revenue during 2015, 2014 and 2013, respectively.

Sales and Marketing

We primarily sell our products and services through a distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, as well as to very large service providers who have large purchasing power and unique customer deployment demands. We work with many technology distributors, including Exclusive Networks Group, Fine Tec Computer, Ingram Micro Inc. and Arrow Electronics, Inc., and enterprise security-focused resellers including Westcon and Tech Data.

We support our channel partners with a dedicated team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales team often helps drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to help address their unique security and deployment requirements. Our sales cycle for an initial end-customer purchase may require approximately six months but can be longer for large enterprises, service providers and government organizations. To support our broadly dispersed global channel and end-customer base, we have sales offices in over 70 countries around the world.

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, product marketing, channel marketing, event marketing, communications and sales support programs. We focus our resources on programs, tools and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2015, we continued to invest in sales and marketing to capture market share, particularly in the enterprise market where enterprise customers tend to have a higher lifetime value, and to accelerate our growth. We intend to continue investing in sales and marketing in order to capture additional market share in the enterprise market.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Flextronics International Ltd., Micro-Star International Co., Ltd., Adlink Technology, Inc., Senao Networks, Inc., and a number of Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary FortiASICs, which are the key to the performance of our appliances, are built by contract manufacturers including  Faraday Technology Corporation, Kawasaki Microelectronics America, Inc. (“K-Micro”), and Renesas Electronics Corporation (“Renesas”). These contract manufacturers use foundries operated by either United Microelectronics Corporation (“UMC”) or Taiwan Semiconductor Manufacturing Company Limited (“TSMC”).

The components included in our products are sourced from various suppliers by us or more frequently by our contract manufacturers. Some of the components important to our business, including specific types of CPUs from Intel Corporation (“Intel”), network chips from Broadcom Corporation (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and solid-state drives (silicon-based storage devices) from OCZ Technology Group, Inc. and Samsung Electronics Co., Ltd., are available from a limited or sole source of supply.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2015, we had 278 issued U.S. and foreign patents and 236 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Third parties have asserted, are currently asserting and may in the future assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. We typically indemnify our end-customers, distributors and certain resellers against claims that our products infringe the intellectual property of third parties.

Seasonality

For information regarding seasonality in our sales, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

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

Among others, our competitors include BlueCoat Systems, Inc. (“BlueCoat”), Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”) (through its acquisition of SourceFire, Inc. (“SourceFire”)), Dell Inc. (through its acquisition of SonicWALL, Inc. (“SonicWALL”)), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc. (“FireEye”), Intel (through its acquisition of McAfee, Inc. (“McAfee”)), Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc. (“Palo Alto Networks”) and Sophos Group Plc (“Sophos”).

We believe we compete favorably based on our products’ performance, reliability and breadth, our ability to add and integrate new networking and security features and our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionality.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, market their products better, or achieve greater market acceptance than us. In addition, our larger competitors often have broader product lines and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Employees

As of December 31, 2015, our total headcount was 4,018 employees and contractors. None of our U.S. employees are represented by a labor union; however, our employees in certain European countries have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

ITEM 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline substantially, and investors may lose some or all of their investment.

Risks Related to Our Business

Our operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

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

•	inventory management;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

•	timing and level of our investments in sales and marketing;

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy and timing of point-of-sale reporting by our “sell-through” channel partners, which impacts our ability to recognize revenue;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in the requirements, market needs or buying practices and patterns of distributors, resellers or end-customers;

•	changes in the growth rate of the network security markets;

•
the timing and success of new product and service introductions by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners, or end-customers;

•	deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•
increases or decreases in our billings, revenues and expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar, and fluctuations may impact the actual prices that partners and customers are willing to pay for our products and services;

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition and increased competitiveness in our market;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

•
insolvency, credit or other difficulties confronting our key suppliers and channel partners, which could affect their ability to purchase or pay for products and services and which could disrupt our supply or distribution chain;

•	general economic conditions, both in our domestic and foreign markets;

•	future accounting pronouncements or changes in our accounting policies; and

•	legislative or regulatory changes, such as with respect to privacy, information and cyber security, exports, the environment, and accounting standards.

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, increased competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, if we fail for any reason to continue to capitalize on growth opportunities, and due to other risks identified in the “Risk Factors.” Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, and we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our sales of new, or renewals of existing FortiGuard security subscription and FortiCare technical support services contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription or FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, and in some instances has been as long as five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters. Consequently, a decline in new or renewed FortiGuard security subscription or FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription or FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact U.S. headquartered business’ sales in certain countries outside of the United States;

•
costs of complying with U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers and economic sanctions;

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, terrorism, hostilities, war or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	changes in tax, employment and other laws

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

If we are not successful in continuing to execute our strategy to increase our sales to large and medium-sized end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large and medium-sized enterprises, service providers and government organizations. While we have increased sales in recent periods to large enterprises and service providers, we have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•
increased competition from competitors that traditionally target large and medium-sized enterprises, service providers and government organizations and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•	unanticipated changes in the capital resources or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases;

•
more stringent support requirements in our support service contracts, including stricter support response times, more complex requirements and increased penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services.

Large and medium-sized enterprises, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, product purchases by large and medium-sized enterprises, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized enterprises, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chairman and Chief Executive Officer and Michael Xie, our Co-Founder, President and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly-skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

The average sales prices of our products may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The average sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and anticipation of the introduction of new products. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past and may in the future negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the average sales prices and gross profits for our products will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for 31% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products and increased lead generation, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During 2015, 2014 and 2013, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 18%, 15% and 12% of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime, or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and receipt of customer purchase orders through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

We may experience difficulties implementing and maintaining our new enterprise resource planning system.

We purchased a new enterprise resource planning (“ERP”) system and are currently implementing the new system. ERP implementations are complex and time-consuming, and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, warranty liabilities, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes, and litigation and settlement costs.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Faraday, K-Micro and Renesas. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems, or strike or other labor disruption at one of our manufacturing partners or locations or at shipping ports or locations, would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

Our proprietary FortiASIC, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC on a purchase order basis, and UMC and TSMC do not guarantee any capacity and could reject orders or could try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our FortiASIC as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the European Union’s (“EU”) Restriction of Hazardous Substances Directive (“RoHS”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country.  As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls.  Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, or loss of sales and customers, or increase component costs resulting in lower gross margins.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts and, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

We are subject to governmental export and import controls that could subject us to liability or restrictions on sales, and could impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, and may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, (for example, for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government organizations. Sales to government organizations are subject to a number of risks. Selling to government organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense, with long sales cycles and without any assurance of winning a sale.

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

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

Our antivirus and our intrusion prevention services may falsely detect viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our anti-spam and anti-malware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

If our internal network system or our website is compromised, public perception of our products and services will be harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

We will not succeed unless the marketplace is confident that we provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, and third parties may attempt to fraudulently induce our employees to disclose information in order to gain access to our network. We cannot assure you that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data, or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners, to resolve any issues relating to our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, service provider and government organization end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large enterprises, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

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

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles;

•	court decisions, tax rulings and interpretations of tax laws, and regulations by international, federal or local governmental authorities; or

•
changes in tax laws and regulations, including possible changes in the United States to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules, or changes to the U.S. income tax rate, which would necessitate a revaluation of our deferred tax assets and liabilities.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and, in some cases, is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

Although we currently do not have a valuation allowance, we may in the future be required to establish one. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

In addition, we hold a significant portion of our cash and investments outside of the United States. Potential legislation could result in our transferring this cash and investments back to the United States, and potentially incurring an additional tax obligation.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or effective tax rates in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. If tax authorities challenge the relative mix of U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. For example, we recently closed our acquisition of Meru. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating Meru’s ERP system or sales and support processes and systems with our current ERP system or our sales and support processes and systems. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete, including our acquisition of Meru, may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood, or other catastrophic event could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data office center in Vancouver, Canada is subject to the risk of flooding. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in delays or cancellations of customer orders, or in the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Sales of most of our products depend on increased demand for incorporating broad security functionality in one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a

“single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small- and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure,” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Blue Coat, Check Point, Cisco/SourceFire, Dell/SonicWall, F5 Networks, FireEye, Intel/McAfee, Juniper, Palo Alto Networks and Sophos.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Cisco’s acquisition of SourceFire, Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee, Check Point’s acquisition of Nokia Corporations’ security appliance business and Dell’s acquisition of SonicWALL), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of networking equipment such as Cisco, F5 Networks and Juniper offer, and may continue to introduce, network security features that compete with our products, either in standalone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License (LGPL), the BSD License, the Apache License the MIT X License

and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which requirements could adversely affect our business, operating results and financial condition.

Claims by others that we infringe their proprietary technology or other litigation matters could harm our business.

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. They may also assert such claims against our end-customers or channel partners whom we typically indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

Alternatively, we may be required to develop non-infringing technology, which could require significant time, effort and expense, and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages (including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights), royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.

From time to time we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion.

We have several on-going patent lawsuits and several non-practicing entity patent holding companies have sent us letters proposing that we license certain of their patents. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other rules implemented by the SEC and The NASDAQ Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that as of December 31, 2015, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2016 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing accounting pronouncements, such as changes to standards related to revenue recognition (which are effective for us beginning on January 1, 2018), the increased use of fair value measure, and financial instruments could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.
If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage or if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The trading price of our common stock may be volatile.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about Fortinet and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, over the past twelve months through the filing of this Report, the closing price of our common stock ranged from $23.83 to $48.83.

 Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

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
ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 164,000 square feet of office and building space. In addition, during 2015, we purchased certain land and buildings adjacent to our corporate headquarters, totaling approximately 96,000 square feet and in Sophia, France totaling approximately 38,000 square feet, to support growth in our business operations. In February 2016, we purchased certain property in Union City, California totaling approximately 200,000 square feet.

We also lease approximately 130,000 square feet of space in Burnaby, Canada under lease agreements that expire at various dates through 2020 to support our research and development and operations. We maintain additional offices throughout the United States and various international locations, including France, the United Kingdom, China, Mexico, Germany, Japan and the Czech Republic. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.     Legal Proceedings

We are subject to various claims, complaints and legal actions that arise from time to time in the normal course of business. We believe that the possibility that any of the current pending claims, complaints or legal proceedings will result in a material loss is remote. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

	2015		2014
	High	Low	High	Low
Fourth Quarter	$44.19	$30.42	$31.31	$23.44
Third Quarter	$48.83	$39.97	$26.78	$23.69
Second Quarter	$43.74	$33.72	$25.13	$20.36
First Quarter	$35.48	$29.22	$23.86	$19.02

Holders of Record

As of February 19, 2016, there were 62 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph compares the cumulative five-year total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock, nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index
_______

	December 2010 *	December 2011	December 2012	December 2013	December 2014	December 2015
Fortinet, Inc.	$100	$135	$130	$118	$189	$193
NASDAQ Composite	$100	$98	$114	$157	$179	$189
NASDAQ Computer	$100	$100	$113	$149	$179	$190
________________
* Assumes that $100 was invested on December 31, 2010 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On December 6, 2013, our board of directors authorized a Share Repurchase Program (the “Program”), to repurchase up to $200.0 million of our outstanding common stock. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2015, we repurchased 1.8 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $60.0 million. The timing and amounts of these purchases were based on factors such as market conditions, price and regulatory requirements. The share repurchases were financed by available cash balances. The Program expired on December 31, 2015 with an unused balance under the Program of $62.5 million.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	281,558	$34.42	281,558	$112,803
November 1 - November 30, 2015	1,348,450	$34.00	1,348,450	$66,950
December 1 - December 31, 2015	128,613	$34.64	128,613	$—

In January 2016, our board of directors approved a new Share Repurchase Program (the “New Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. Subsequent to December 31, 2015, through the filing of this Report, we have repurchased 2.0 million shares of our common stock under the New Program at an average price of $24.97 per share, for an aggregate purchase price of $50.0 million. We have $150.0 million in authorized funds remaining under the New Program as of the filing date.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$1,009,268	$770,364	$615,297	$533,639	$433,576
Operating income	$14,877	$59,324	$72,090	$100,475	$88,904
Net income	$7,987	$25,343	$44,273	$66,836	$62,492
Net income per share :
Basic	$0.05	$0.15	$0.27	$0.42	$0.41
Diluted	$0.05	$0.15	$0.26	$0.40	$0.38
Weighted-average shares outstanding:
Basic	170,385	163,831	162,435	158,074	152,581
Diluted	176,141	169,289	168,183	166,329	163,781

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,164,310	$991,744	$843,045	$739,586	$538,687
Total assets	$1,790,510	$1,424,774	$1,168,464	$975,497	$734,747
Total stockholders’ equity	$755,377	$675,966	$585,760	$510,934	$358,354

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service and other revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	growing our sales to enterprise, service provider and government organizations, and the impact of sales to these organizations on our long-term growth, expansion, and operating results;

•	growing our channel partner relationships, especially with enterprise resellers;

•	trends in revenue, costs of revenue, and gross margin;

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

Business Overview

We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2015 Fortune 100. Our cybersecurity solutions are fast, secure and designed to provide broad, rapid protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Our core product platform is the FortiGate physical and virtual appliance, which ships with a set of broad security services, including firewall, VPN, application control, intrusion prevention, web filtering and advanced threat protection (“ATP”). These security services are enabled by FortiGuard which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance. FortiGate also has extensive networking capability such as switching, routing, native internet protocol version 6 and different modes of deployment. FortiManager provides central management and FortiAnalyzer provides reporting and analytics. The FortiGate platform can be extended to provide enhanced capabilities. For example, it can be used as a wireless controller for access points. An external sandbox can also be attached for local ATP analysis.

Customers select the functions or combination of functions that best meet their specific security requirements such as a high-speed DCFW at the network core, a NGFW at the edge or a broad UTM solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -900 series for mid-sized enterprises, to the FortiGate-1000 to -5000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, to which end-customers can subscribe in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management and analysis and reporting capabilities.

We complement our core FortiGate product line with other appliances and software licenses that offer additional protection from security threats to other critical areas of the enterprise, such as our secure wireless and access technologies, advanced threat protection, secure email gateway, web application firewalls, application delivery controllers, databases security product, DDoS security product, and endpoint security product for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters.

Financial Highlights

•
We recorded total revenue of $1.01 billion in 2015, an increase of 31% compared to 2014. Product revenue was $476.8 million in 2015, an increase of 32% compared to 2014. Service revenue was $532.5 million in 2015, an increase of 30% compared to 2014.

•	Cash, cash equivalents and investments were $1.16 billion as of December 31, 2015, an increase of $172.6 million, or 17%, from December 31, 2014.

•	Deferred revenue was $791.3 million as of December 31, 2015, an increase of $232.5 million, or 42%, from December 31, 2014.

•	We generated cash flows from operating activities of $282.5 million in 2015, an increase of $86.0 million, or 44%, compared to 2014.

•
In July 2015, we acquired Meru, a provider of Wi-Fi networking products and services, for total consideration of $41.8 million. In connection with the business acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies, resulting in workforce reductions, consolidation of certain real estate facilities, asset write-downs, contract terminations and other charges. Restructuring charges for the year ended December 31, 2015 were $7.6 million.

•	We repurchased 1.8 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $60.0 million in 2015.

Revenue grew in 2015 as our integrated security platform products put us in a strong competitive position in a robust security market. We continue to strengthen partnerships with enterprise resellers and gain from our prior sales investments. In addition, we continue to execute our strategy of selling to enterprise customers and landing large deals with some of these customers. Enterprise customers have vast infrastructures and we believe this will provide expansion opportunities for us in the future. Our strategy has enabled us to gain market share, win new customers, and expand within existing customer accounts, especially in the large enterprise market which is key to our long-term growth and profitability strategy. Large enterprises represent significant opportunity for cross-sell and upsell as they tend to purchase more products and services over time, yielding substantial lifetime value. Aside from obtaining new customers, other levers to drive long-term growth and operating leverage include adding more functionality and value in our security subscription and support service offerings to customers.

In 2015, sales of high-end FortiGate products (FortiGate-1000 to -5000 series) increased due to enterprise adoption of our high-end appliances such as the FortiGate-1500D, -3700D, and -5000 series. The percentage of our FortiGate related billings from high-end products increased from 38% in 2014 to 41% in 2015, while the mid-range products decreased from 26% in 2014 to 25% in 2015 and the entry-level products decreased from 36% in 2014 to 34% in 2015.

In 2015, operating expenses increased by $227.6 million, or 47%, as compared to 2014. The increase was primarily driven by our accelerated pace of hiring and continued investments to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains. In addition, we incurred costs from the integration of Meru and the implementation of restructuring activities and expenses related to business design and reengineering in preparation of an ERP system implementation. Headcount increased by 41% to 4,018 employees and contractors as of December 31, 2015, up from 2,854 as of December 31, 2014.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, which have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical and virtual appliances, most frequently as part of a bundle offering that includes hardware and services. We invoice at the time of our sale for the total price of the products and subscription and technical support services, and the invoice generally becomes payable within 30 to 90 days. We generally recognize product revenue up-front and defer revenue for the sale of new, and renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts. We recognize the related service revenue over the service period, which is typically one to three years, although it can be as long as five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

Key Metrics

We monitor a number of financial and operating metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “—Components of Operating Results,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Year Ended or As of December 31,
	2015	2014	2013
	(in thousands)
Revenue	$1,009,268	$770,364	$615,297
Deferred revenue	$791,303	$558,757	$432,628
Billings (non-GAAP)	$1,232,014	$896,493	$684,190
Cash, cash equivalents and investments	$1,164,310	$991,744	$843,045
Net cash provided by operating activities	$282,547	$196,582	$147,384
Free cash flow (non-GAAP)	$245,189	$164,385	$133,507

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. Deferred revenue is amortized as revenue ratably over the contractual service period. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Total deferred revenue as of December 31, 2015 increased by $232.5 million or 42% compared to a year ago. Total deferred revenue as of December 31, 2015 of $791.3 million included deferred revenue relating to Meru of $14.5 million, or 2% of total deferred revenue.  Excluding Meru’s deferred revenue, our deferred revenue as of December 31, 2015 was $776.8 million, an increase of $218.0 million or 39% compared to a year ago.

Billings (Non-GAAP).We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management compensates for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue.

Total billings for the year ended December 31, 2015 increased by $335.5 million, or 37%, compared to the year ended December 31, 2014. Total billings for the year ended December 31, 2015 of $1.23 billion included Meru’s billings from July 8, 2015 to December 31, 2015 of $32.8 million, or 3% of total billings.  Excluding Meru, our billings for the year ended December 31, 2015 were $1.20 billion, an increase of 34% compared to the year ended December 31, 2014.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

Reconciliation of total consolidated GAAP revenue to billings

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Billings:
Revenue	$1,009,268	$770,364	$615,297
Add increase in deferred revenue	232,546	126,129	69,443
Less deferred revenue balance acquired in business combination	(9,800)	—	(550)
Total billings (Non-GAAP)	$1,232,014	$896,493	$684,190

Reconciliation of Meru’s GAAP revenue to billings

For the period
July 8, 2015 through December 31, 2015
(in thousands)
Billings:
Revenue	$28,050
Add increase in deferred revenue	4,706
Total billings (Non-GAAP)	$32,756

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparison of our operating results to those of our peer companies. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$282,547	$196,582	$147,384
Less purchases of property and equipment	(37,358)	(32,197)	(13,877)
Free cash flow (Non-GAAP)	$245,189	$164,385	$133,507

Components of Operating Results

Revenue

We generate the majority of our revenue from sales of our products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is generated from sales of our appliances. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of appliances, as well as from sales of our FortiClient and VDOM software. As a percentage of total revenue, we expect that our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors, as discussed below under “—Quarterly Results of Operations” but will remain at a relatively comparable level in 2016.

•
Service revenue. Service revenue is generated primarily from FortiGuard security subscription services related to application control, antivirus, intrusion prevention, web filtering, anti-spam, ATP and vulnerability management updates, and from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years. We also generate a small portion of our revenue from professional services and training services, and we recognize this revenue as the services are provided. As a percentage of total revenue, we expect our service revenue to remain at a relatively comparable level in 2016. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion and introduction of new service offerings, and the renewal of service contracts by our customers.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party contract manufacturers' costs, as well as other costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs, and amortization and impairment of intangible assets, if applicable. Personnel costs include salaries, benefits and bonuses, as well as stock-based compensation.

•
Cost of service revenue. Cost of service revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation. Cost of service revenue also includes supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, product costs, the mix of products sold and the mix of revenue between products and services. In 2015, service revenue had a positive effect on our total gross margin given the higher service gross margins compared to product gross margins. During 2015, service gross margins increased compared to 2014. We believe our overall gross margin will remain at a relatively comparable level in 2016.

 Operating expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, benefits, bonuses, stock-based compensation, and sales commissions, as applicable. We expect personnel costs to continue to increase in absolute dollars as we expand our workforce.

•
Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment and facility-related expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred. Our research and development teams are primarily located in Canada and the United States.

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include promotional lead generation and other marketing expenses, travel, depreciation of capital equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture additional market share in the high-return enterprise market, where customers tend to provide a higher lifetime value.

•
General and administrative. General and administrative expense consists of personnel costs, as well as professional fees, depreciation of capital equipment and software, facility-related expenses, charges associated with the ERP system implementation, and in 2015, business acquisition costs relating to Meru. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, tax, information technology and other consulting costs.

•
Restructuring charges. Restructuring charges relate to the alignment activities in connection with the Meru acquisition to reduce our cost structure and improve operational efficiencies. We initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies, resulting in workforce reductions, contract terminations and other charges.

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

The income tax provision for 2015 was comprised of domestic income taxes, foreign income taxes and foreign withholding taxes. Our effective tax rate approximates the U.S. federal statutory tax rates plus the impact of state taxes, research and development tax credits, foreign withholding tax, nondeductible stock-based compensation expense, and foreign income subject to lower tax rates than income earned in the United States.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that, of the significant accounting policies described in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

We derive the majority of our revenue from sales of our hardware, software, FortiGuard security subscription and FortiCare technical support services, and other services through our channel partners and a direct sales force.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return and rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance.

 Substantially all of our products have been sold in combination with services, which consist of security subscriptions and technical support services. Security services provide access to our antivirus, intrusion prevention, web filtering, and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support. We recognize revenue from these services ratably over the contractual service period. Revenue related to subsequent renewals of these services is recognized over the term of the renewal agreement.

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

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

For our hardware appliances, we use BESP as our selling price estimate. For our support and other services, we generally use VSOE as our selling price estimate. We determine VSOE of fair value for elements of an arrangement based on the historical pricing and discounting practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range as a percentage of list price. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. We determine BESP for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels that fall within a reasonably narrow range as a percentage of list price.

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

Stock-Based Compensation

Employee Stock Options. We estimate the fair value of employee stock options awarded to our employees using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense, net of estimated forfeitures, over the requisite service period using the straight-line method. Our option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, risk-free interest rates, expected dividend yield of our common stock and forfeiture rate. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. A 10% change in any of these assumptions would not have a significant impact on our stock-based compensation expense.

Employee Stock Purchase Plan. We estimate the fair value of the rights to acquire stock under our employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model and we recognize expense over the requisite service period using the straight-line method. The pricing model requires the input of the fair value of our common stock and subjective assumptions, including the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares. A 10% change in any of these assumptions would not have a significant impact on our stock-based compensation expense.

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

Performance Stock Units. We grant performance stock units (“PSUs”) to certain of our executive officers. RSUs granted to executive officers contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date, but unknown to us at that time, may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

Restructuring Charges

We recognize liability for exit and disposal activities when the liability is incurred. Our restructuring charges consist of severance and other one-time benefits, contract terminations and other charges. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for contract-termination costs represents a liability for costs to terminate a contract before the end of its term and is recognized at fair value when we terminate the contract in accordance with the contract terms, which is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of asset write-offs, which are expensed when incurred.

We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plan, actual results may differ and thereby require us to record an additional provision or reverse a portion of such a provision.

Accounting for Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We recognize tax benefits from an uncertain tax position only if it is more likely than not, based on the technical merits of the position that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the period that the adjustment is determined to be required.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product	$476,782	$360,558	$278,046
Service	532,486	409,806	337,251
Total revenue	1,009,268	770,364	615,297
Cost of revenue:
Product	190,398	151,300	114,611
Service	96,379	79,709	66,032
Total cost of revenue	286,777	231,009	180,643
Gross profit:
Product	286,384	209,258	163,435
Service	436,107	330,097	271,219
Total gross profit	722,491	539,355	434,654
Operating expenses:
Research and development	158,129	122,880	102,660
Sales and marketing	470,371	315,804	224,991
General and administrative	71,514	41,347	34,913
Restructuring charges	7,600	—	—
Total operating expenses	707,614	480,031	362,564
Operating income	14,877	59,324	72,090
Interest income	5,295	5,393	5,306
Other expense—net	(3,167)	(3,168)	(1,455)
Income before income taxes	17,005	61,549	75,941
Provision for income taxes	9,018	36,206	31,668
Net income	$7,987	$25,343	$44,273

	Year Ended December 31,
	2015	2014	2013
	(as percentage of total revenue)
Revenue:
Product	47%	47%	45%
Service	53	53	55
Total revenue	100	100	100
Cost of revenue:
Product	19	20	19
Service	10	10	11
Total cost of revenue	28	30	29
Gross profit:
Product	60	58	59
Service	82	81	80
Total gross profit	72	70	71
Operating expenses:
Research and development	16	16	17
Sales and marketing	47	41	36
General and administrative	7	5	6
Restructuring charges	1	—	—
Total operating expenses	70	62	59
Operating income	1	8	12
Interest income	1	1	—
Other expense—net	—	—	—
Income before income taxes	2	8	12
Provision for income taxes	1	5	5
Net income	1%	3%	7%

2015 and 2014

Revenue

	Year Ended December 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$476,782	47%	$360,558	47%	$116,224	32%
Service	532,486	53	409,806	53	122,680	30
Total revenue	$1,009,268	100%	$770,364	100%	$238,904	31%
Revenue by geography:
Americas	$435,282	43%	$324,659	42%	$110,623	34%
Europe, Middle East and Africa (“EMEA”)	366,018	36	270,537	35	95,481	35
Asia Pacific (“APAC”)	207,968	21	175,168	23	32,800	19
Total revenue	$1,009,268	100%	$770,364	100%	$238,904	31%

Total revenue increased by $238.9 million, or 31%, in 2015 compared to 2014. Total revenue in 2015 of $1.01 billion included Meru’s revenue from July 8, 2015 to December 31, 2015 of $28.1 million, or 3% of total revenue.  Excluding Meru’s revenue, our revenue was $981.2 million, an increase of 27% compared to the same period last year. We experienced continued

global diversification of revenue in 2015. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. Product revenue increased by $116.2 million, or 32%, in 2015 compared to 2014. Product revenue in 2015 included revenue from Meru of $22.2 million. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories and in particular for our high-end products for large enterprise customers. Service revenue increased by $122.7 million, or 30%, in 2015 compared to 2014. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base as well as the renewals of similar contracts sold in earlier periods. Service revenue in 2015 included revenue from Meru of $5.8 million.

Cost of revenue and gross margin

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$190,398	$151,300	$39,098	26%
Service	96,379	79,709	16,670	21
Total cost of revenue	$286,777	$231,009	$55,768	24%
Gross margin:
Product	60.1%	58.0%	2.1%
Service	81.9	80.5	1.4
Total gross margin	71.6%	70.0%	1.6%

Total gross margin increased by 1.6 percentage points in 2015 compared to 2014, as both product and service gross margins increased. Product gross margin increased by 2.1 percentage points in 2015 compared to 2014 primarily due to a greater mix of high-end FortiGate product sales compared to the same period last year, such as our FortiGate-5000 series. In addition, product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as inventory management efficiencies.

Service gross margin increased during 2015 as compared to 2014 as we scaled efficiencies resulting from our ability to add and charge for more functionality and value to our FortiGuard security subscription and FortiCare technical support offerings, which yielded more value to our customers and which translated into improved service margins. Cost of service revenue increased by $16.7 million primarily due to an $11.6 million increase in personnel costs related to headcount increases.

Operating expenses

	Year Ended December 31,				Change	% Change
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$158,129	16%	$122,880	16%	$35,249	29%
Sales and marketing	470,371	47	315,804	41	154,567	49
General and administrative	71,514	7	41,347	5	30,167	73
Restructuring charges	7,600	1	—	—	7,600	100
Total operating expenses	$707,614	70%	$480,031	62%	$227,583	47%

Research and development

Research and development expense increased by $35.2 million, or 29%, in 2015 compared to 2014 primarily due to an increase of $25.8 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $3.6 million. In addition, during 2014, we had a reversal of $3.0 million related to a previously recorded liability for estimated contingent consideration. We intend to continue to invest in our research and development organization and integrate personnel from our acquisition of Meru, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level in 2016.

Sales and marketing

Sales and marketing expense increased by $154.6 million, or 49%, in 2015 compared to 2014, primarily due to an increase of $108.0 million in personnel costs as we continued to increase our sales and marketing headcount. Marketing-related expenses increased by $16.9 million as we invested significantly in marketing investments to drive broader market awareness, create a global marketing engine, build broad market lead generation and nurture programs and accelerate pipeline. In addition, we incurred increases in travel expenses of $9.1 million, and depreciation and occupancy-related costs of $9.3 million. As a percentage of total revenue, sales and marketing expense increased as we accelerated the investment in our sales force and marketing programs to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but expect sales and marketing expense as a percentage of total revenue to remain at a relatively comparable level in 2016.

General and administrative

General and administrative expense increased by $30.2 million, or 73%, in 2015 compared to 2014. Personnel costs increased by $14.6 million as we continued to increase headcount in order to support our expanding business. In addition, professional fees increased by $6.9 million, primarily due to legal services related to the assertion of our intellectual property and other rights. In 2015, we also incurred $5.4 million in expenses related to business process design and reengineering in preparation of an ERP system implementation and $1.7 million of costs related to the Meru acquisition. As a percentage of total revenue, we expect general and administrative expense to remain at a relatively comparable level in 2016.

Restructuring charges

Restructuring charges of $7.6 million in 2015 primarily relate to the restructuring activities in connection with the Meru acquisition to reduce our cost structure and improve operational efficiencies. See Note 9 to the consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the “Liquidity and Capital Resources” section of this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest income and other expense—net

	Year Ended December 31,
	2015	2014	Change	% Change
	(in thousands, except percentages)
Interest income	$5,295	$5,393	$(98)	(2)%
Other expense—net	(3,167)	(3,168)	1	—

Interest income and other expense—net remained relatively consistent in 2015 compared to 2014. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$9,018	$36,206	$(27,188)	(75)%
Effective tax rate (%)	53%	59%	(6)%	—

Our effective tax rate was 53% for 2015, compared with an effective tax rate of 59% for 2014. The provision for income taxes for 2015 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, an increase in tax reserves, as well as the inclusion of stock-based compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The decrease in the effective tax rate in 2015 was primarily due to higher research and development credits, additional tax benefits related to stock-based compensation expense and lower foreign withholding taxes.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2015, we had accrued $5.5 million for estimated interest related to uncertain tax provisions compared to an accrual of $1.7 million as of December 31, 2014.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

2014 and 2013

Revenue

	Year Ended December 31,				Change	% Change
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$360,558	47%	$278,046	45%	$82,512	30%
Service	409,806	53	337,251	55	72,555	22
Total revenue	$770,364	100%	$615,297	100%	$155,067	25%
Revenue by geography:
Americas	$324,659	42%	$252,786	41%	$71,873	28%
EMEA	270,537	35	208,979	34	61,558	29
APAC	175,168	23	153,532	25	21,636	14
Total revenue	$770,364	100%	$615,297	100%	$155,067	25%

Total revenue increased by $155.1 million, or 25%, in 2014 compared to 2013. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. Product revenue increased by $82.5 million, or 30%, compared to 2013. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product due to increased demand for our high-end products from large enterprise and service provider customers.

Service revenue increased by $72.6 million, or 22%, in 2014 compared to 2013 due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,		Change	% Change
	2014	2013
	(in thousands, except percentages)
Cost of revenue:
Product	$151,300	$114,611	$36,689	32%
Service	79,709	66,032	13,677	21
Total cost of revenue	$231,009	$180,643	$50,366	28%
Gross margin (%):
Product	58.0%	58.8%	(0.8)%
Service	80.5	80.4	0.1
Total gross margin	70.0%	70.6%	(0.6)%

Total gross margin decreased by 0.6 percentage points in 2014 compared to 2013, as product gross margins declined. Product gross margin decreased by 0.8 percentage points in 2014 compared to 2013 due to an increase in warranty-related costs of $3.2 million and impairment charges related to certain intangible assets of $2.4 million. We also experienced increased freight costs of $2.0 million, higher excess inventory write-offs of $1.4 million, increased personnel-related costs of $0.9 million, and increased occupancy-related costs of $0.8 million.

Service gross margin remained relatively consistent during 2014 as compared to 2013. Cost of service revenue increased by $13.7 million primarily due to a $9.5 million increase in personnel costs, including stock-based compensation, related to headcount increases, a $1.4 million increase in depreciation, a $1.1 million increase in occupancy-related costs, and a $0.8 million increase in professional services.

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

Research and development

Research and development expense increased by $20.2 million, or 20%, in 2014 compared to 2013 primarily due to an increase of $12.0 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, stock-based compensation increased by $4.0 million, product development expenses, such as supplies and third-party testing and prototypes, increased by $3.4 million, occupancy-related costs and depreciation expense increased by $2.8 million, and professional services costs increased by $1.0 million. These increases were partially offset by a $3.0 million decrease in estimated contingent consideration.

Sales and marketing

Sales and marketing expense increased by $90.8 million, or 40%, in 2014 compared to 2013, primarily due to an increase of $58.8 million in personnel costs as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expenses increased by $12.9 million as we invested significantly in marketing to capture market share, particularly in the enterprise market, including costs related to tradeshows and lead generation campaigns. In addition, we incurred increases in stock-based compensation expense of $7.2 million, depreciation and other expenses of $4.4 million, travel expenses of $4.2 million, supplies of $2.2 million and occupancy-related cost of $1.0 million.

As a percentage of total revenue, sales and marketing expenses increased as we accelerated the investment in our sales force and marketing campaigns to drive future growth.

General and administrative

General and administrative expense increased by $6.4 million, or 18%, in 2014 compared to 2013. Personnel costs, including stock-based compensation, increased by $6.8 million, as we continued to increase our headcount in order to support our expanding business. In addition, professional services fees increased $0.8 million, partially offset by a decrease of $1.3 million in occupancy-related costs including depreciation and supplies.

Interest income and other expense—net

	Year Ended December 31,		Change	% Change
	2014	2013
	(in thousands, except percentages)
Interest income	$5,393	$5,306	$87	2%
Other expense—net	(3,168)	(1,455)	(1,713)	118

The $0.1 million increase in interest income in 2014 compared to 2013 was primarily due to interest earned on higher invested balances of cash, cash equivalents and investments. The change in other expense—net, for 2014 when compared to 2013, was the result of higher foreign exchange losses and the impact of a reevaluation of the functional currency selection of certain of our international subsidiaries.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2014	2013
	(in thousands, except percentages)
Provision for income taxes	$36,206	$31,668	$4,538	14%
Effective tax rate (%)	59%	42%	17%	—

Our effective tax rate was 59% for 2014, compared with an effective tax rate of 42% for 2013. The provision for income taxes for 2014 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, discrete events resulting from an increase in tax reserves, as well as the inclusion of stock-based compensation benefits and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The increase in the effective tax rate in 2014 was primarily due to an increase in estimated tax liability related to foreign operations, an increase in tax reserves, an increase in non-tax deductible stock-based compensation expense, and limitations on utilizing foreign withholding tax credits.

As of December 31, 2014, we had accrued $1.7 million for estimated interest related to uncertain tax provisions compared to an accrual of $1.0 million as of December 31, 2013.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for the last eight quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$144,759	$119,737	$114,777	$97,509	$110,678	$87,731	$85,384	$76,765
Service	151,770	140,331	125,008	115,377	113,291	105,617	98,714	92,184
Total revenue	296,529	260,068	239,785	212,886	223,969	193,348	184,098	168,949
Cost of revenue:
Product (1)(2)	55,466	46,167	47,397	41,368	46,070	35,636	37,455	32,139
Service (1)	26,510	25,534	22,101	22,234	19,554	21,249	20,302	18,604
Total cost of revenue	81,976	71,701	69,498	63,602	65,624	56,885	57,757	50,743
Total gross profit	214,553	188,367	170,287	149,284	158,345	136,463	126,341	118,206
Operating expenses:
Research and development (1)	42,814	42,110	37,389	35,816	33,097	30,790	29,938	29,055
Sales and marketing (1)(2)	136,840	120,994	111,928	100,609	93,228	80,433	74,817	67,326
General and administrative (1)	20,315	21,220	18,018	11,961	12,104	9,789	10,444	9,010
Restructuring charges	1,717	5,883	—	—	—	—	—	—
Total operating expenses	201,686	190,207	167,335	148,386	138,429	121,012	115,199	105,391
Operating income (loss)	12,867	(1,840)	2,952	898	19,916	15,451	11,142	12,815
Interest income	1,176	1,333	1,364	1,422	1,402	1,339	1,319	1,333
Other expense—net	(1,007)	(653)	(830)	(677)	(1,200)	(1,005)	(574)	(389)
Income (loss) before income taxes	13,036	(1,160)	3,486	1,643	20,118	15,785	11,887	13,759
Provision for (benefit from) income taxes	15,570	(9,329)	2,694	83	13,305	11,729	5,806	5,366
Net income (loss)	$(2,534)	$8,169	$792	$1,560	$6,813	$4,056	$6,081	$8,393
Net income (loss) per share:
Basic	$(0.01)	$0.05	$—	0.01	$0.04	$0.02	$0.04	$0.05
Diluted	$(0.01)	$0.05	$—	$0.01	$0.04	$0.02	$0.04	$0.05

__________________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Cost of product revenue	$332	$291	$210	$140	$132	$60	$178	$113
Cost of service revenue	1,980	1,849	1,660	1,632	1,612	1,522	1,363	1,329
Research and development	7,194	6,663	5,541	5,157	4,706	4,505	4,171	3,882
Sales and marketing	14,954	13,904	11,271	9,307	7,854	7,397	5,747	5,746
General and administrative	3,627	3,612	3,078	2,686	2,377	1,183	3,257	1,860
Total stock-based compensation expense	$28,087	$26,319	$21,760	$18,922	$16,681	$14,667	$14,716	$12,930

_______________________________________________

(2)	Includes amortization and impairment of intangible assets as follows:

	Three Months Ended
	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Amortization of intangible assets	$1,319	$1,319	$244	$244	$244	$244	$408	$511
Impairment of intangible assets	—	—	1,593	—	—	—	2,404	—
Total amortization and impairment of intangible assets	$1,319	$1,319	$1,837	$244	$244	$244	$2,812	$511

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying at year-end, which has positively impacted billings and product revenue activity in the fourth quarter. In the first quarter, we generally experience lower sequential customer buying, which results in lower billings and product revenue. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of each quarter. We believe this is due to customer buying patterns typical in this industry.

Our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first quarter of 2015. Product revenue in all of the quarters of 2015 was higher as compared to the same quarters in 2014, which we believe was due in part to the investments made in our sales and marketing organizations, to a robust security market and to continued product innovation.

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services and between products. Product gross margins, on average throughout the year, increased in 2015 primarily due to a greater mix of high-end FortiGate product sales compared to 2014. Product gross margin varies based on the types of products sold and the average selling prices of our products. In addition, product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as inventory management efficiencies. Service gross margins, on average throughout the year, increased in 2015 compared to 2014 as we scaled efficiencies resulting from our ability to add and charge for more functionality and value to our FortiGuard security subscription and FortiCare technical support offerings, which yielded more value to our customers and which translated into improved service margins.

Liquidity and Capital Resources

	As of December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$543,277	$283,254	$115,873
Investments	621,033	708,490	727,172
Total cash, cash equivalents and investments	$1,164,310	$991,744	$843,045
Working capital	$591,873	$508,925	$271,505

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$282,547	$196,582	$147,384
Cash used in investing activities	(967)	(29,350)	(146,734)
Cash provided by (used in) financing activities	(21,557)	749	(6,423)
Effect of exchange rates on cash and cash equivalents	—	(600)	(1,329)
Net increase (decrease) in cash and cash equivalents	$260,023	$167,381	$(7,102)

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the employee stock purchase plan (“ESPP”), payment of taxes in connection with the net settlement of equity awards, and investments in strategic relationships that we have made or may make in the future. Our previous stock repurchase program expired on December 31, 2015 with an unused balance under the Program of $62.5 million. In January 2016, our board of directors approved a new share repurchase program, which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In recent years we have received significant capital resources as a result of the exercise of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the mix of stock options and RSUs granted. We expect to spend $35.0 million to $45.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth and the implementation of our ERP system.

In December 2015, we received $9.0 million from a third-party for a release of claims. In addition, we agreed to a three-year covenant-not-to-sue. Of the $9.0 million of consideration received, $2.0 million was used to offset contingent legal fees incurred in connection with the litigation and the remaining $7.0 million was deferred, with the short-term portion recorded as accrued liabilities and the long-term portion recorded as other liabilities in the consolidated balance sheet. The deferral will be recognized ratably through 2018 as an offset to general and administrative expenses in the consolidated statement of operations.

As of December 31, 2015, our cash, cash equivalents, and investments of $1.16 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of December 31, 2015, $375.7 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment, amortization of intangible assets, excess tax benefit from stock-based compensation, and amortization of investment premiums.

Our operating activities during 2015 provided $282.5 million in cash as a result of our continued growth in billings and the ability to successfully manage our working capital. Additionally, in 2015, we received $9.0 million related to a mutual three-year covenant-not-to-sue agreement. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, partially offset by an increase in payments to vendors.

Our operating activities during 2014 provided $196.6 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during 2014 consisted of net income of $25.3 million, increased by non-cash adjustments of $93.9 million and changes in operating assets and liabilities of $77.4 million. In 2014, we received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payments for inventory purchases, prepayment of certain expenses and payments of income taxes during the period.

Our operating activities during 2013 provided $147.4 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during 2013 consisted of net income of $44.3 million increased by non-cash adjustments of $69.2 million and changes in operating assets and liabilities of $33.9 million. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by payments for inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, and payments made in connection with business acquisitions.

During 2015, cash used for investing activities was primarily due to $38.0 million used for the acquisition of Meru, In addition we spent $37.4 million on capital expenditures, including our purchases of certain real properties in Sunnyvale, California and Sophia, France for total cash of $13.9 million. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $74.4 million.

During 2014, cash used for investing activities was primarily due to $32.2 million spent on capital expenditures, partially offset by positive cash flow due to maturities, net of purchases, from our investments of $2.9 million.

During 2013, cash used for investing activities was primarily due to $125.2 million of net purchases of investments, $13.9 million for the purchases of property and equipment, and $7.6 million for acquisitions.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation, and repurchase and retirement of common stock.

During 2015, cash used for financing activities was $21.6 million primarily due to $60.0 million used to repurchase our common stock. This was partially offset by $38.4 million of proceeds from the issuance of common stock, net of taxes paid related to withholding upon issuance of RSUs.

During 2014, cash provided by financing activities was $0.7 million as a result of proceeds of $55.3 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $44.0 million used to repurchase our common stock and $10.6 million of taxes payment related to withholding upon the issuance of RSUs.

During 2013, cash used in financing activities was $6.4 million as a result of our repurchase of $33.5 million of common stock and our net-share settlement of RSUs of $1.5 million. This was offset by receiving proceeds of $12.9 million and $12.7 million from the issuance of common stock under our stock option plans and ESPP, respectively, and an excess tax benefit from employee stock option exercises of $3.0 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments (1)	$61,013	$17,052	$30,046	$7,527	$6,388
Inventory purchase commitments (2)	70,018	70,018	—	—	—
Other contractual commitments and open purchase orders (3)	37,346	33,375	3,578	393	—
Total	$168,377	$120,445	$33,624	$7,920	$6,388
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of an estimate of open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. No tax liabilities related to uncertain tax positions have been included in the table. As of December 31, 2015, we had $60.6 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2015, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncement

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, money market funds, commercial paper, municipal bonds, U.S. government and agency securities, and certificates of deposit and term deposits. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2015, 2014 and 2013 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”) and Euro (“EUR”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions. These contracts typically have maturities between one and three months. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense, net in the consolidated statement of operations. We recognized an expense of $3.2 million in Other expense—net, in 2015 due to foreign currency transaction losses.

Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on the CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, British pound (“GBP”), and Chinese Renminbi (“CNY”) could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.5 million change in the value of our foreign currency cash balances as of December 31, 2015.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015, 2014, and 2013

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2016

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$543,277	$283,254
Short-term investments	348,074	436,766
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $6,228 and $6,204 at December 31, 2015 and 2014, respectively	259,563	184,741
Inventory	83,868	69,477
Prepaid expenses and other current assets	35,761	31,143
Total current assets	1,270,543	1,005,381
LONG-TERM INVESTMENTS	272,959	271,724
DEFERRED TAX ASSETS	119,216	72,564
PROPERTY AND EQUIPMENT—Net	91,067	58,919
OTHER INTANGIBLE ASSETS—Net	17,640	2,832
GOODWILL	4,692	2,824
OTHER ASSETS	14,393	10,530
TOTAL ASSETS	$1,790,510	$1,424,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,500	$49,947
Accrued liabilities	33,028	29,016
Accrued payroll and compensation	61,111	45,875
Income taxes payable	8,379	2,689
Deferred revenue	514,652	368,929
Total current liabilities	678,670	496,456
DEFERRED REVENUE	276,651	189,828
INCOME TAX LIABILITIES	60,624	45,139
OTHER LIABILITIES	19,188	17,385
Total liabilities	1,035,133	748,808
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 171,399 and 166,443 shares issued and outstanding at December 31, 2015 and 2014, respectively	171	166
Additional paid-in capital	687,658	562,504
Accumulated other comprehensive loss	(933)	(349)
Retained earnings	68,481	113,645
Total stockholders’ equity	755,377	675,966
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,790,510	$1,424,774
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Product	$476,782	$360,558	$278,046
Service	532,486	409,806	337,251
Total revenue	1,009,268	770,364	615,297
COST OF REVENUE:
Product	190,398	151,300	114,611
Service	96,379	79,709	66,032
Total cost of revenue	286,777	231,009	180,643
GROSS PROFIT:
Product	286,384	209,258	163,435
Service	436,107	330,097	271,219
Total gross profit	722,491	539,355	434,654
OPERATING EXPENSES:
Research and development	158,129	122,880	102,660
Sales and marketing	470,371	315,804	224,991
General and administrative	71,514	41,347	34,913
Restructuring charges	7,600	—	—
Total operating expenses	707,614	480,031	362,564
OPERATING INCOME	14,877	59,324	72,090
INTEREST INCOME	5,295	5,393	5,306
OTHER EXPENSE—Net	(3,167)	(3,168)	(1,455)
INCOME BEFORE INCOME TAXES	17,005	61,549	75,941
PROVISION FOR INCOME TAXES	9,018	36,206	31,668
NET INCOME	$7,987	$25,343	$44,273
Net income per share (Note 8):
Basic	$0.05	$0.15	$0.27
Diluted	$0.05	$0.15	$0.26
Weighted-average shares outstanding:
Basic	170,385	163,831	162,435
Diluted	176,141	169,289	168,183
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$7,987	$25,343	$44,273
Other comprehensive loss:
Foreign currency translation losses	—	(333)	(1,617)
Unrealized losses on investments	(897)	(1,708)	(587)
Tax provision related to unrealized losses on investments	313	600	205
Other comprehensive loss—net of taxes	(584)	(1,441)	(1,999)
Comprehensive income	$7,403	$23,902	$42,274

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2012	161,757	$162	(1,409)	$(2,995)	$400,075	$3,091	$110,601	$510,934
Issuance of common stock in connection with equity incentive plans - net of tax withholding upon vesting of restricted stock awards	3,318	3	—	—	24,129	—	—	24,132
Repurchase and retirement of common stock	(3,540)	(4)	1,409	2,995	(8,929)	—	(33,011)	(38,949)
Stock-based compensation expense	—	—	—	—	43,909	—	—	43,909
Income tax benefit associated with stock-based compensation	—	—	—	—	3,460	—	—	3,460
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(382)	—	(382)
Net change in cumulative translation adjustments	—	—	—	—	—	(1,617)	—	(1,617)
Net income	—	—	—	—	—	—	44,273	44,273
BALANCE—December 31, 2013	161,535	161	—	—	462,644	1,092	121,863	585,760
Issuance of common stock in connection with equity incentive plans - net of tax withholding upon vesting of restricted stock awards	6,555	7	—	—	45,817	—	—	45,824
Repurchase and retirement of common stock	(1,647)	(2)	—	—	(4,994)	—	(33,561)	(38,557)
Stock-based compensation expense	—	—	—	—	58,994	—	—	58,994
Income tax benefit associated with stock-based compensation	—	—	—	—	43	—	—	43
Net unrealized loss on investments - net of taxes	—	—	—	—	—	(1,108)	—	(1,108)
Net change in cumulative translation adjustments	—	—	—	—	—	(333)	—	(333)
Net income	—	—	—	—	—	—	25,343	25,343
BALANCE—December 31, 2014	166,443	166	—	—	562,504	(349)	113,645	675,966
Issuance of common stock in connection with equity incentive plans - net of tax withholding upon vesting of restricted stock awards	6,715	7	—	—	39,011	—	—	39,018
Repurchase and retirement of common stock	(1,759)	(2)	—	—	(6,847)	—	(53,151)	(60,000)
Stock-based compensation expense	—	—	—	—	95,088	—	—	95,088
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	—	—	(2,098)	—	—	(2,098)
Net unrealized loss on investments - net of tax	—	—	—	—	—	(584)	—	(584)
Net income	—	—	—	—	—	—	7,987	7,987
BALANCE—December 31, 2015	171,399	$171	—	$—	$687,658	$(933)	$68,481	$755,377
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,987	$25,343	$44,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,589	22,028	15,623
Amortization of investment premiums	7,457	8,703	11,634
Stock-based compensation	95,088	58,994	43,909
Excess tax benefit from stock-based compensation	—	—	(2,974)
Other non-cash items—net	3,391	4,140	961
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisition:
Accounts receivable—net	(66,464)	(55,888)	(22,080)
Inventory	(19,088)	(32,459)	(35,093)
Deferred tax assets	(29,851)	9,072	(18,750)
Prepaid expenses and other current assets	(2,630)	(16,000)	(907)
Other assets	667	(1,302)	1,243
Accounts payable	(2,517)	18,033	10,485
Accrued liabilities	883	7,120	3,602
Accrued payroll and compensation	11,301	10,835	6,013
Other liabilities	2,016	14,318	(1,948)
Deferred revenue	222,346	127,416	68,871
Income taxes payable	20,372	(3,771)	22,522
Net cash provided by operating activities	282,547	196,582	147,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(459,903)	(497,084)	(552,778)
Sales of investments	47,900	41,755	57,897
Maturities of investments	486,419	458,193	369,659
Purchases of property and equipment	(37,358)	(32,197)	(13,877)
Payments made in connection with business acquisition—net of cash acquired	(38,025)	(17)	(7,635)
Net cash used in investing activities	(967)	(29,350)	(146,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	67,314	55,324	25,584
Taxes paid related to net share settlement of equity awards	(28,871)	(10,598)	(1,452)
Excess tax benefit from stock-based compensation	—	—	2,974
Repurchase and retirement of common stock	(60,000)	(43,977)	(33,529)
Net cash provided by (used in) financing activities	(21,557)	749	(6,423)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(600)	(1,329)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	260,023	167,381	(7,102)
CASH AND CASH EQUIVALENTS—Beginning of year	283,254	115,873	122,975
CASH AND CASH EQUIVALENTS—End of year	$543,277	$283,254	$115,873
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$18,893	$40,551	$25,445
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$17,395	$12,733	$8,303
Liability for purchase of property and equipment and asset retirement obligations	$9,870	$3,275	$4,253
Liability incurred in connection with business acquisition	$—	$—	$100
Liability incurred for repurchase of common stock	$—	$—	$5,420
Equity awards assumed in connection with business acquisition	$471	$—	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances to enterprises, service providers and government organizations worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, virtual private networking, application control, anti-malware, intrusion prevention, web filtering, vulnerability management, anti-spam, wireless controller and WAN acceleration. Our security solutions are fast, secure and designed to provide broad, rapid protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling price for our products and services, stock-based compensation, inventory valuation and warranty reserve, fair value of assets acquired and liabilities assumed in business combinations, measurement of liabilities for uncertain tax positions and deferred tax assets, assessment of recoverability of our goodwill and other long-lived assets, sales returns reserve and allowance for doubtful accounts, restructuring charges, and other loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. We maintain our cash, cash equivalents and investments in fixed income securities with major financial institutions in order to limit the exposure of each investment. Deposits held with banks may exceed the amount of insurance provided on such deposits.

Our accounts receivables are primarily derived from our channel partners in various geographical locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable and we maintain reserves for estimated potential credit losses. As of December 31, 2015 and December 31, 2014, one distributor, Exclusive Networks Group, accounted for 23% and 18% of total net accounts receivable, respectively.

During 2015, 2014 and 2013, this same distributor accounted for 18%, 15% and 12% of total revenue, respectively.

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

Foreign Currency Translation and Transaction Gains and Losses—Prior to the third quarter of 2014, the assets and liabilities of our international subsidiaries were translated into U.S. dollars using the applicable exchange rates. The resulting foreign translation adjustments were included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) and in the consolidated statements of comprehensive income.
In the third quarter of 2014, we reevaluated the selected functional currency of our international subsidiaries due to the nature of our business operations and recorded the cumulative impact of the reevaluation of the functional currency in the consolidated statement of operations. Subsequently, the remeasurement of the assets and liabilities of all international subsidiaries was recorded in the consolidated statement of operations prospectively. The impact of this reevaluation was not material in 2014 or any of our previously issued financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015 and 2014, the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the average exchange rates in effect during each period. Foreign currency remeasurement losses of $3.2 million, $3.2 million and $1.5 million, are included in other expense—net for 2015, 2014 and 2013, respectively.

Cash, Cash Equivalents and Available-for-sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in money market funds and commercial paper.

We classify our investments as available-for-sale at the time of purchase, since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months that mature less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

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

Inventory—Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	20 years
Evaluation units	1 year
Computer equipment and software	1 - 5 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of useful life or lease term

Other Investments—Investments in privately-held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information provided by these privately-held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Variable Interest Entities—We use a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented in the accompanying consolidated financial statements, we have determined that we are not the primary beneficiary of any VIEs.

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

Restructuring Charges—We recognize a liability for exit and disposal activities when the liability is incurred. Our restructuring charges consist of severance and other one-time benefits, contract terminations and other charges. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for contract termination costs represents a liability for costs to terminate a contract before the end of its term and is recognized at fair value when we terminate the contract in accordance with the contract terms, which is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Costs to terminate a lease before the end of its term are recognized when the property is vacated. Other costs primarily consist of asset write-offs, which are expensed when incurred.
We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plan, actual results may differ and thereby require us to record an additional provision or reverse a portion of such a provision.

Goodwill —Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination are not amortized, but instead tested for impairment at least annually during the fourth quarter. We perform our annual goodwill impairment analysis at the reporting unit level. As of December 31, 2015, we had one reporting unit.

In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. If we opt to perform a qualitative assessment, the factors we may review include, but are not limited to (a) macroeconomic conditions; (b) industry and market considerations; (c) cost factors; (d) overall financial performance; (e) other relevant entity-specific events such as changes in management, strategy, customers or litigation; (f) events affecting the reporting unit; or (g) or sustained decrease in share price. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. A quantitative assessment utilizes a two-step process. In the first step, the fair value of the reporting unit is determined, and is compared against its carrying amount, including goodwill. We consider a combination of an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value. The fair value of the reporting unit is estimated using significant judgment based on a combination of the income and the market approaches. Under the income approach, we estimate fair value of the reporting unit based on the present value of forecasted future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, we estimate fair value of our

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting unit based on an analysis that compares the value of the reporting unit to values of other companies in similar lines of business. If the fair value of the reporting unit is less than its carrying value, then we perform the second step to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill. When the carrying value of the reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. We have not been required to perform this second step of the process because the fair value of our reporting unit exceeded the net book value as of December 31, 2015.

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

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of deferred revenue is comprised of security subscription and technical support services which are invoiced upfront and delivered over twelve months or longer.

Income Taxes—We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We recognize tax benefits from an uncertain tax position only if it is more likely than not, based on the technical merits of the position, that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Stock-Based Compensation—We have elected to use the Black-Scholes option pricing model to determine the fair value of our employee stock options and employee stock purchase plans (“ESPP”). The fair value of restricted stock units (“RSU”) is based on the closing market price of our common stock on the date of grant. Stock-based compensation expense, net of estimated forfeitures, is amortized on a straight-line basis. Preferred stock units (“PSU”) are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.

Leases—We rent our facilities under operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. Some of our lease agreements contain rent holidays, scheduled rent increases, lease incentives and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space.

Advertising Expense—Advertising costs are expensed when incurred and are included in operating expenses in the accompanying consolidated statements of operations. Our advertising expenses were not significant for any periods presented.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs—Research and development costs are expensed as incurred.

Software Development Costs—The costs to develop software that is marketed have not been capitalized as we believe our current software development process is essentially completed concurrently with the establishment of technological feasibility. Such costs are expensed as incurred and included in research and development in our consolidated statements of operations.

The costs to obtain or develop software for internal use are capitalized based on qualifying criteria, which includes a determination of whether such costs are incurred during the application development stage. Such costs are amortized over the software’s estimated useful life.
Revenue Recognition—We derive the majority of our revenue from sales of our hardware, software, FortiGuard security subscription and FortiCare technical support services, and other services through our channel partners and a direct sales force.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Delivery occurs when we fulfill an order and title and risk of loss has been transferred. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return and rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance.

Substantially all of our products have been sold in combination with services, which consist of security subscriptions and technical support services. Security services provide access to our antivirus, intrusion prevention, web filtering and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel, and hardware support. We recognize revenue from these services ratably over the contractual service period. Revenue related to subsequent renewals of these services are recognized over the term of the renewal agreement.

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

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

Shipping and Handling—Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of sales returns reserve and allowances for doubtful accounts. The sales returns reserve is determined based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns reserve, we analyze historical experience of actual rebates and returns. The sales returns reserve was $5.5 million and $5.8 million as of December 31, 2015 and 2014, respectively. The allowance for doubtful accounts is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.7 million and $0.4 million as of December 31, 2015 and 2014.

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

Accrued warranty activities are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued warranty balance—beginning of the period	$4,269	$3,037	$2,309
Warranty costs incurred	(4,534)	(3,653)	(3,444)
Provision for warranty for the year, including warranty liabilities assumed in connection with a business acquisition	4,890	5,209	3,965
Adjustment related to pre-existing warranties	(1,481)	(324)	207
Accrued warranty balance—end of the period	$3,144	$4,269	$3,037

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the CAD and the EUR. To help protect against significant

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other expense—net in the consolidated statement of operations. As of December 31, 2015, the fair value of the forward exchange contracts was not material.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of December 31, 2015 and 2014 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2015
CAD	Sell	$7,011

Currency—As of December 31, 2014
CAD	Sell	$6,879

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2016-02—Leases. The FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01—Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such these investments may be measured at cost. ASU 2016-01 will be effective for us beginning on January 1, 2018. We do not expect the impact of ASU 2016-01 on our consolidated financial statements to be significant.

In November 2015, the FASB issued ASU 2015-17—Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent assets or noncurrent liabilities. We early adopted this standard effective December 31, 2015 on a retrospective basis. The adoption of this standard resulted in the reclassification of $41.8 million from Deferred tax assets—current in the consolidated balance sheet as of December 31, 2014 to Deferred tax assets—noncurrent.

In September 2015, the FASB issued ASU 2015-16—Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting had been completed at the acquisition date. ASU 2015-16 will be effective for us beginning on January 1, 2016. We do not expect the impact of ASU 2015-16 on our consolidated financial statements to be significant.

In July 2015, the FASB issued ASU 2015-11—Inventory—Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method (e.g., first-in first-out, average cost). ASU 2015-11 will be effective for us beginning on January 1, 2017. We do not expect the impact of ASU 2015-11 on our consolidated financial statements to be significant.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. As such, ASU 2014-09 is effective for us beginning on January 1, 2018, with the option to adopt earlier on January 1, 2017. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05—Intangibles—Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us beginning on January 1, 2016. We are currently evaluating the impact of ASU 2015-05 will have on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$438,533	$30	$(1,369)	$437,194
Commercial paper	66,263	3	(34)	66,232
Municipal bonds	61,050	12	(40)	61,022
Certificates of deposit and term deposits (1)	14,897	—	—	14,897
U.S. government and agency securities	41,727	3	(42)	41,688
Total available-for-sale securities	$622,470	$48	$(1,485)	$621,033

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$589,526	$365	$(875)	$589,016
Commercial paper	51,156	3	(4)	51,155
Municipal bonds	39,745	15	(39)	39,721
Certificates of deposit and term deposits (1)	22,854	—	—	22,854
U.S. government and agency securities	5,749	1	(6)	5,744
Total available-for-sale securities	$709,030	$384	$(924)	$708,490

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348,534	$(1,187)	$42,033	$(182)	$390,567	$(1,369)
Commercial paper	31,977	(34)	—	—	31,977	(34)
Municipal bonds	41,677	(36)	1,008	(4)	42,685	(40)
U.S. government and agency securities	34,703	(42)	—	—	34,703	(42)
Total available-for-sale securities	$456,891	$(1,299)	$43,041	$(186)	$499,932	$(1,485)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,011	$(858)	$6,011	$(17)	$323,022	$(875)
Commercial paper	8,185	(4)	—	—	8,185	(4)
Municipal bonds	26,684	(39)	—	—	26,684	(39)
U.S. government and agency securities	$4,745	$(6)	—	$—	4,745	(6)
Total available-for-sale securities	$356,625	$(907)	$6,011	$(17)	$362,636	$(924)

The contractual maturities of our investments are as follows (in thousands):

	December 31, 2015	December 31, 2014
Due within one year	$348,074	$436,766
Due within one to three years	272,959	271,724
Total	$621,033	$708,490

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are insignificant in the periods presented and are included in Other expense—net in our consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2015.

Fair Value Accounting—We apply the following fair value hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$437,194	$—	$437,194	$—	$589,016	$—	$589,016	$—
Commercial paper	69,231	—	69,231	—	51,155	—	51,155	—
Municipal bonds	61,022	—	61,022	—	39,721	—	39,721	—
Certificates of deposit and term deposits	14,897	—	14,897	—	22,854	—	22,854	—
Money market funds	50,030	50,030	—	—	13,311	13,311	—	—
U.S. government and agency securities	41,688	25,693	15,995	—	5,744	1,998	3,746	—
Total	$674,062	$75,723	$598,339	$—	$721,801	$15,309	$706,492	$—

Reported as:
Cash equivalents	$53,029				$13,311
Short-term investments	348,074				436,766
Long-term investments	272,959				271,724
Total	$674,062				$721,801

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015 and December 31, 2014.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including goodwill, other intangible assets—net, and investments in privately-held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

During the second quarter of 2015, we reassessed the fair value and the remaining useful life of the developed technologies and customer relationship acquired from the Coyote Point Systems (“Coyote”) business acquisition. Based on this reassessment, we determined a decrease in the projected cash flow and that the remaining net book value of the developed technologies and customer relationships were impaired. As a result, we recorded an impairment charge of $1.6 million associated with these assets. The impairment charge is included within cost of product revenue and sales and marketing in the consolidated statements of operations.

During 2014, a decrease in the projected cash flow of the other intangible assets acquired from Coyote resulted in an impairment charge of $2.4 million to adjust the total fair value of the other intangible assets acquired from Coyote to $2.0 million. The impairment charge is included within Cost of product revenue in the consolidated statements of operations.

3. INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$15,425	$10,617
Finished goods	68,443	58,860
Inventory	$83,868	$69,477

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.1 million and $1.2 million as of December 31, 2015 and 2014, respectively. Inventory also includes materials at contract manufacturers of $4.9 million and $4.8 million as of December 31, 2015 and 2014, respectively.

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land	$21,683	$13,895
Building and building improvements	28,841	20,166
Evaluation units	15,784	11,773
Computer equipment and software	45,632	31,821
Furniture and fixtures	8,901	5,096
Construction-in-progress	8,106	3,902
Leasehold improvements	11,179	7,998
Total property and equipment	140,126	94,651
Less: accumulated depreciation	(49,059)	(35,732)
Property and equipment—net	$91,067	$58,919

Depreciation expense was $28.4 million, $20.5 million and $13.9 million in 2015, 2014 and 2013, respectively.

In 2015, we purchased certain real properties, including land and buildings in Sunnyvale, California and Sophia, France, for cash of $13.9 million to support the growth in our business operations. Of the total cost, we allocated $7.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million to land and $6.1 million to building. During 2015, construction-in-progress increased primarily due to $2.6 million related to our enterprise resource planning software capitalization and $1.0 million related to assets not yet placed in service due to ongoing building improvements at the newly purchased Sophia property. Fully depreciated evaluation units amounting to $27.2 million and $19.7 million as of December 31, 2015 and 2014, respectively, were written-off.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

Our investments in the equity securities of three privately-held companies totaled $10.3 million and $6.4 million as of December 31, 2015 and 2014, respectively. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our consolidated balance sheet and would be measured at fair value if indicators of impairment exist. As of December 31, 2015, no events have occurred that would adversely affect the carrying value of these investments.

We determined that we had a variable interest in these privately-held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities were not required to be consolidated in our consolidated financial statements.

6. BUSINESS COMBINATIONS

On July 8, 2015, we completed our acquisition of all of the outstanding shares of Meru Networks, Inc. (“Meru”), a provider of Wi-Fi networking products and services. With this acquisition, we expect to expand on our secure wireless vision and enterprise growth focus, broaden our solutions portfolio, and enhance our opportunity to address the global enterprise Wi-Fi market with integrated and intelligent secure wireless solutions.

In connection with the acquisition, we paid total cash consideration of $40.9 million and incurred $0.4 million of withholding tax liability. In addition, all of the outstanding RSUs of Meru were converted into RSUs for 53,401 shares of our common stock. The cash payment, along with the estimated fair value of the earned RSUs assumed, resulted in a purchase price of $41.8 million. The total purchase price was as follows (in thousands):

Purchase Price:
Cash	$40,914
Estimated fair value of shares withheld for taxes	379
Estimated fair value of earned equity awards assumed by Fortinet	471
Total purchase price	$41,764

We accounted for this transaction as a business combination. We expensed acquisition-related costs of $1.7 million in general and administrative expenses in the consolidated statement of operations. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$3,268
Accounts receivable	8,191
Inventory	11,610
Prepaid expenses and other assets	2,409
Property and equipment	920
Deferred tax assets	18,585
Identifiable intangible assets	19,600
Goodwill	1,868
Total assets acquired	66,451
Deferred revenue	9,800
Accounts payable and accrued liabilities	14,887
Total liabilities assumed	24,687
Total purchase price allocation	$41,764

The goodwill of $1.9 million represents the premium we paid over the fair value of the net tangible liabilities assumed and identified intangible assets acquired, due primarily to Meru’s assembled workforce. The goodwill recorded as part of the Meru acquisition is not deductible for U.S. federal income tax purposes.

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

Customer relationships and trade name are amortized on a straight-line basis and the amortization expense is recorded in sales and marketing expenses in the consolidated statement of operations. Developed technologies is amortized on a straight-line basis and the amortization expense is recorded in cost of product revenue in the consolidated statement of operations.

Upon the acquisition, Meru became our wholly-owned subsidiary. The results of operations of Meru have been included in our consolidated statement of operations for 2015 from the acquisition date. Revenue and net loss of Meru from July 8, 2015 through December 31, 2015 were $28.1 million and $14.0 million, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2015	2014
Pro forma revenue	$1,046,972	$861,255
Pro forma income (loss) from operations	$(1,983)	$34,105
Pro forma net income (loss)	$(4,634)	$5,968
Pro forma net income (loss) per share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

2013 Acquisitions

In March 2013, we acquired all of the outstanding equity securities of Coyote, a provider of application delivery, load balancing and acceleration solutions, for $6.0 million in cash. In connection with this acquisition, we acquired intangible assets of $8.2 million, which included $2.8 million of goodwill. We also assumed net tangible liabilities of $2.2 million. The acquisition included a contingent obligation that required payment if certain future operational objectives were met. The operational objectives that would require payment were not met.

In September 2013, we acquired certain assets of Xtera Communications, Inc., including certain load balancing solutions and certain patents, for a total consideration of $1.8 million.

The financial results of these acquisitions were not considered material for purposes of pro-forma financial disclosures. The results of operations of our 2013 acquisitions were in our consolidated statements of operations from their respective acquisition dates.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

There were no impairments to goodwill during 2015. The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance—December 31, 2014	$2,824
Addition due to business acquisition	1,868
Balance—December 31, 2015	$4,692

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—net

The following tables present other intangible assets—net (in thousands):

	December 31, 2015
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,220	$10,980
Developed technologies and other	3.6	11,384	4,724	6,660
Total other intangible assets—net		$23,584	$5,944	$17,640

	December 31, 2014
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Developed technology	3.6	$5,606	$3,128	$2,478
Customer relationships	6.0	500	146	354
Total other intangible assets—net		$6,106	$3,274	$2,832

During 2015 and 2014, we reassessed the fair value and the remaining useful life of the developed technologies and customer relationships acquired from the Coyote business acquisition. Based on this reassessment, we determined a decrease in the projected cash flow and that the remaining net book value of the developed technologies and customer relationships were impaired. As a result, we recorded an impairment charge of $1.6 million and $2.4 million in 2015 and 2014, respectively. The impairment charge is included within cost of product revenue and sales and marketing in the consolidated statements of operations.
Amortization expense was $3.2 million, $1.5 million, and $1.7 million in 2015, 2014 and 2013, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net (in thousands):

Amount
Years:
2016	$4,600
2017	4,240
2018	4,240
2019	3,340
2020	1,220
Total	$17,640

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, RSUs including PSUs, and ESPP. Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$7,987	$25,343	$44,273

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	170,385	163,831	162,435
Diluted shares:
Weighted-average common stock outstanding-basic	170,385	163,831	162,435
Effect of potentially dilutive securities:
Stock options	3,427	4,583	5,685
RSUs (including PSUs)	2,260	844	35
ESPP	69	31	28
Weighted-average shares used to compute diluted net income per share	176,141	169,289	168,183
Net income per share:
Basic	$0.05	$0.15	$0.27
Diluted	$0.05	$0.15	$0.26

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	382	3,469	7,397
RSUs (including PSUs)	1,393	768	2,774
ESPP	94	99	419
	1,869	4,336	10,590

9. RESTRUCTURING CHARGES

In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies. We estimate that we will incur $8.0 million of restructuring charges, consisting of severance and other one-time benefits, contract terminations and other charges. We incurred $7.6 million of restructuring charges during 2015, which are included in operating expense in the consolidated statements of operations. These charges are primarily related to severance and other one-time benefits to be paid in cash. We expect the remainder of the amount to be incurred in 2016.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of restructuring activity as of December 31, 2015 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2014	$—	$—	$—
Costs incurred	7,109	491	7,600
Less cash payments	(3,104)	(71)	(3,175)
Less non-cash charges	(316)	(191)	(507)
Balance as of December 31, 2015	$3,689	$229	$3,918

Cash payments for the restructuring activities are expected to be made through 2017, primarily relating to severance and other one-time benefits. The short-term portion of the restructuring reserve of $3.4 million is included in accrued liabilities and the remaining long-term portion of $0.5 million is included in other liabilities on the consolidated balance sheet as of December 31, 2015.

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease commitments	$61,013	$17,052	$11,922	$10,018	$8,106	$5,659	$8,256
Inventory purchase commitments	70,018	70,018	—	—	—	—	—
Other contractual commitments and open purchase orders	37,346	33,375	2,138	847	593	393	—
Total	$168,377	$120,445	$14,060	$10,865	$8,699	$6,052	$8,256

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $13.8 million, $10.6 million and $9.8 million for 2015, 2014 and 2013, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2015, we had $70.0 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2015, we had $37.3 million in other contractual commitments that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, including contingent legal fees with related parties, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant accrual for loss contingencies associated with such legal proceedings; determined that a significant unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

In December 2015, we received $9.0 million from a third-party for a release of claims. In addition, we agreed to a three-year covenant-not-to-sue. Of the $9.0 million consideration received, $2.0 million was used to offset contingent legal fees incurred in connection with the litigation and the remaining $7.0 million was deferred, with the short-term portion recorded as accrued liabilities and the long-term portion recorded as other liabilities in the consolidated balance sheet. The deferral will be recognized ratably through 2018 as an offset to general and administrative expenses in the consolidated statement of operations.

In January 2014, we received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks, Inc. The $20.0 million was deferred, with the short-term portion recorded as accrued liabilities and the long-term portion recorded as other liabilities in the consolidated balance sheet. The deferral will be recognized ratably through 2020 as an offset to general and administrative expenses in the consolidated statement of operations.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, there have been no awards under such indemnification provisions.

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”), and the 2011 Employee Stock Purchase Plan (the “ESPP”) and equity plans assumed through the Meru acquisition. Under these plans, we have granted (or, in the case of acquired plan, assumed) stock options and RSUs, including PSUs.

Stock Plans—Our board of directors adopted the 2000 Plan in 2000 and the 2008 Plan in 2008. The plans include both incentive and non-statutory stock options, which allowed us to grant options to purchase common stock to employees, directors, and other service providers. During 2015, 2014 and 2013, we issued no stock options under these plans. As of December 31, 2015, no shares remain available for grant under these plans.

2009 Equity Incentive Plan—In 2009, our board of directors approved the 2009 Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs, PSUs. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9.0 million shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21.0 million shares. The shares may be authorized, but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan will be increased on the first day of each year beginning with 2011, in an amount equal to the lesser of (i) 14.0 million shares (as adjusted in connection with the stock split effected in June 2011), (ii) 5% of the outstanding shares on the last day of the immediately preceding year or (iii) such number of shares determined by our board of directors. Under the 2009 Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

2011 Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The ESPP permits eligible employees to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date, subject to purchase limits of 4,000 shares for each purchase period or $25,000 worth of stock for each calendar year.

Meru 2010 Equity Incentive Plan—In connection with the Meru acquisition, we assumed and exchanged Meru’s outstanding RSUs with an estimated fair value of $2.0 million. Of the total estimated fair value, $0.5 million relating to earned equity awards was allocated to the purchase price and the remainder relating to future services is being recognized over the remaining service period. No new equity awards can be granted under the assumed plan. As of December 31, 2015, RSUs representing 34,571 shares of common stock were outstanding under the awards assumed through the acquisition of Meru.

As of December 31, 2015, there were a total of 40,827,422 shares of common stock available for grant under our stock-based compensation plans.

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes option pricing model, which employs the following assumptions.

Valuation method—We estimate the fair value of stock options granted.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. Beginning in the first quarter of 2014, we changed the methodology of calculating the expected term. We believe that we have sufficient historical experience for determining the expected term of the stock option award, and therefore, we calculated our expected term based on historical experience instead of using the simplified method.

Expected Volatility—The expected volatility of our common stock is based on our weighted-average implied and historical volatility.

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the common stock (or the closing bid, if no sales were reported) effective on the date of grant.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2015	2014	2013
Expected term in years	4.3	4.8	4.6
Volatility	37% – 41%	41% – 45%	45% – 48%
Risk-free interest rate	1.5% – 1.6%	1.6% – 1.7%	1.2%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2012	18,571	$12.40
Granted	258	20.89
Forfeited	(820)	22.14
Exercised	(2,488)	5.18
Balance—December 31, 2013	15,521	13.18
Granted	387	23.08
Forfeited	(443)	24.21
Exercised	(4,763)	8.91
Balance—December 31, 2014	10,702	14.98
Granted	819	39.50
Forfeited	(150)	28.67
Exercised	(4,403)	11.10
Balance—December 31, 2015	6,968	$20.03
Options vested and expected to vest—December 31, 2015	6,891	$19.82	2.67	$83,992
Options exercisable—December 31, 2015	5,818	$17.24	2.09	$81,037

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2015, for all in-the-money options. As of December 31, 2015, total compensation expense related to unvested stock options granted to employees but not yet recognized was $10.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.8 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted-average fair value per share granted	$13.20	$8.90	$8.42
Intrinsic value of options exercised	113,786	76,731	41,484
Fair value of options vested	10,943	17,098	26,411

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2015, as follows (in thousands, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.98–$1.20	302	0.45	$1.07	302	$1.07
3.74–4.65	720	0.10	3.78	720	3.78
5.50–6.25	36	0.82	5.59	36	5.59
8.43–8.99	851	1.19	8.51	851	8.51
15.28–19.94	136	2.65	16.52	115	15.89
20.13–24.92	2,647	2.83	21.23	2,392	21.12
26.49–26.70	1,494	3.18	26.69	1,394	26.70
32.79–33.31	416	6.33	32.99	8	32.79
38.73–48.83	366	6.52	46.80	—	—
	6,968			5,818

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2012	830	$23.73
Granted	4,104	21.75
Forfeited	(507)	21.48
Vested	(228)	23.89
Balance—December 31, 2013	4,199	22.00
Granted	4,047	23.13
Forfeited	(472)	21.92
Vested	(1,483)	22.23
Balance—December 31, 2014	6,291	22.93
Granted	6,303	39.04
Forfeited	(1,029)	31.78
Vested	(2,308)	22.74
Balance—December 31, 2015	9,257	$32.97
RSUs expected to vest—December 31, 2015	8,645	$32.47

As of December 31, 2015, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $258.4 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.06 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Shares withheld for taxes	761	461	70
Amount withheld for taxes	$28,871	$10,598	$1,452

Performance Stock Units

We have granted PSUs to certain of our executive officers. PSUs granted to executive officers are based on the achievement of the market-based vesting conditions during the performance period. The final settlement of the PSUs will range between 0% and 150% of the target shares underlying the PSUs based on a specified objective formula approved by our Compensation Committee. The PSUs entitle our executive officers to receive a number of shares of our common stock based on the performance of our stock price over a two- or three-year period as compared to the NASDAQ Composite index for the same periods.

The following table summarizes the weighted-average assumptions relating to the PSUs granted to executive officers:

	Year Ended December 31,
	2015	2014	2013
Expected term in years	3.0	3.0	3.0
Volatility	38%	46%	50%
Risk-free interest rate	1.1%	0.9%	0.7%
Dividend rate	—%	—%	—%

During 2015, we also granted PSUs to employees who are not executive officers. These PSUs are based on the achievement of personal- and company-based performance vesting conditions during the performance period. The final settlement of these PSUs will range from 50% to 150% of the target shares underlying the PSUs, based on specified objective formulas approved by our Compensation Committee. The PSUs entitle such employees to receive a number of shares of our common stock based on a one-year performance period, and vest equally in the second and third years. The share-based compensation expenses related to these awards are not considered material.

The following table summarizes the activity and related information for PSUs granted to executive officers and other employees for the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Shares granted to executive officers and employees	206	120	213
Weighted-average fair value per share granted	$34.86	$21.21	$22.06

As of December 31, 2015, total compensation expense related to unvested PSUs that were granted to certain of our executive officers, but not yet recognized, was $5.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.87 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term in years	0.5	0.5	0.5
Volatility	30%	34%	44%
Risk-free interest rate	0.2%	0.1%	0.1%
Dividend rate	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted-average fair value per share granted	$9.56	$5.91	$6.11
Shares issued under the ESPP	764	770	672
Weighted-average price per share issued	$24.30	$18.17	$18.88

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in thousands):

December 31, 2015
Outstanding stock options and RSUs	16,225
Reserved for future stock option, RSU and other equity award grants	35,613
Reserved for future ESPP issuances	5,217
Total common stock reserved for future issuances	57,055

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of product revenue	$973	$483	$383
Cost of service revenue	7,121	5,826	4,841
Research and development	24,555	17,264	13,271
Sales and marketing	49,436	26,744	19,526
General and administrative	13,003	8,677	6,450
Total stock-based compensation expense	$95,088	$58,994	$44,471

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$11,425	$17,555	$20,806
RSUs	77,262	37,068	18,968
ESPP	6,401	4,371	4,697
Total stock-based compensation expense	$95,088	$58,994	$44,471

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit associated with stock-based compensation	$25,189	$11,086	$8,331

Share Repurchase Program

On December 6, 2013, our board of directors authorized a Share Repurchase Program (“the Program”) to repurchase up to $200.0 million of our outstanding common stock through December 31, 2014. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. On October 17, 2014, our board of directors extended the share repurchase authorization under the Program through December 31, 2015. In 2015, we repurchased 1.8 million shares of common stock under the Program in open market transactions for an aggregate purchase price of $60.0 million. The Program expired on December 31, 2015 with an unused balance under the Program of $62.5 million.

12. INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(37,437)	$35,778	$83,076
Foreign	54,442	25,771	(7,135)
Total income before income taxes	$17,005	$61,549	$75,941

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$9,864	$17,717	$43,384
State	(136)	1,110	2,490
Foreign	13,683	8,921	4,175
Total current	$23,411	$27,748	$50,049
Deferred:
Federal	$(9,383)	$6,742	$(17,149)
State	(2,988)	(36)	(1,232)
Foreign	(2,022)	1,752	—
Total deferred	(14,393)	8,458	(18,381)
Provision for income taxes	$9,018	$36,206	$31,668

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory tax rate	$5,951	$21,542	$26,579
Stock-based compensation expense	6,369	7,367	4,571
State taxes—net of federal benefit	(2,454)	975	419
Domestic production activities deduction	—	—	(3,256)
Foreign tax credit	(6,901)	(4,433)	(2,853)
Research and development credit	(3,529)	(880)	(1,650)
Foreign income taxed at different rates	(11,225)	(406)	2,927
Foreign withholding taxes	10,962	9,085	6,622
Canadian deemed dividend distribution	9,647	—	—
Other	198	2,956	(1,691)
Total provision for income taxes	$9,018	$36,206	$31,668

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. For 2015, income tax payable was reduced by excess tax benefits from the exercise or vesting of stock-based awards of $1.3 million. For 2014, income tax payable was not reduced by excess tax benefits from the exercise or vesting of stock-based awards, therefore we did not recognize a significant benefit in additional paid-in-capital. The income tax benefits for 2013 associated with dispositions from employee stock transactions of $3.5 million was recognized as additional paid-in capital because it reduced income taxes payable.

As of December 31, 2015, there was additional Federal deferred tax assets related to stock-based compensation excess tax benefits of $29.7 million that we did not recognize. Unrecognized excess tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

Our 2015 income tax provision reflected a $1.2 million tax benefit due to a recent U.S. Tax Court opinion involving an independent third party filed on July 27, 2015. Based on the findings of the U.S. Tax Court, we recognized the tax benefit for excluding the share-based compensation from intercompany charges in prior periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2015, we completed a corporate reorganization to convert our Canadian company to a branch of our U.S. company resulting on a $27.6 million deemed dividend distribution. The tax impact of the Canadian deemed dividend distribution of $9.6 million was partially offset by an additional tax benefit of $6.4 million due to the deferred tax benefit of the Canadian stock based compensation expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward	$9,757	$1,293
Deferred revenue	39,509	31,545
Nondeductible reserves and accruals	22,240	20,904
Depreciation and amortization	2,873	193
General business credit carryforward	22,121	2,155
Stock-based compensation expense	22,714	16,463
Other	2	11
Total deferred tax assets	$119,216	$72,564

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

As of December 31, 2015, we had $84.9 million in federal net operating loss carryforwards to offset future income that will not expire until 2035, which is not limited by section 382. With the acquisition of Meru, we also had $22.9 million in federal net operating loss carryforwards which is limited by section 382 available from year 2019 with an annual limitation of $1.1 million. We had $17.4 million federal tax credits with certain amount available to carryback and claim federal tax refunds from prior year and the rest available to offset future federal taxes. As of December 31, 2015, we had $16.2 million in California net operating loss carryforwards to offset future income that will not expire until 2031. With the acquisition of Meru, we also had $22.1 million in California net operating loss carryforwards which is subject to section 382 limitation. We had state tax credit carryforwards of $12.3 million available to offset our future state taxes. The state credits carry forward indefinitely.

Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided on such earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. As of December 31, 2015, we have not recorded U.S. income tax on $47.4 million of foreign earnings that are deemed to be permanently reinvested overseas.

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2023, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds.

As of December 31, 2015, we had $59.7 million of unrecognized tax benefits, of which, if recognized, $58.4 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2015, 2014 and 2013, accrued interest and penalties were $5.5 million, $1.7 million and $1.0 million, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of year	$44,151	$29,604	$27,808
Gross increases for tax positions related to the current year	17,478	14,547	4,713
Gross increases for tax positions related to the prior year	8,319	—	405
Gross decreases for tax positions related to prior year	(9,207)	—	(3,322)
Gross decreases for tax positions related to expiration of statute of limitations	(1,069)	—	—
Unrecognized tax benefits, end of year	$59,672	$44,151	$29,604

As of December 31, 2015, 2014 and 2013, $60.6 million, $45.1 million and $30.2 million, respectively, of the amounts reflected above were recorded as Income tax liabilities—non-current in our consolidated balance sheet.

As of December 31, 2015, there was no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for tax year 2014, 2013 and 2012.

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for 2015, 2014 and 2013 were $3.5 million, $2.5 million and $2.1 million, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment by geographic region (in thousands):

	Year Ended December 31,
Revenue	2015	2014	2013
Americas:
United States	$279,564	$200,294	$162,327
Canada	101,594	81,968	58,708
Other Americas	54,124	42,397	31,751
Total Americas	435,282	324,659	252,786
Europe, Middle East, and Africa (“EMEA”)	366,018	270,537	208,979
Asia Pacific (“APAC”)	207,968	175,168	153,532
Total revenue	$1,009,268	$770,364	$615,297

Property and Equipment—net	December 31, 2015	December 31, 2014
Americas:
United States	$61,064	$46,116
Canada	8,224	6,054
Other Americas	748	875
Total Americas	70,036	53,045
EMEA:
France	13,201	2,052
Other EMEA	3,977	1,204
Total EMEA	17,178	3,256
APAC	3,853	2,618
Total property and equipment—net	$91,067	$58,919

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive income for 2015 and 2014 (in thousands):

	December 31, 2015
	Unrealized Losses on Investments	Tax benefit related to items of other comprehensive income or loss	Total
Beginning balance	$(540)	$191	$(349)
Other comprehensive loss before reclassifications	(896)	313	(583)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net current-period other comprehensive loss	(897)	313	(584)
Ending balance	$(1,437)	$504	$(933)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Foreign Currency Translation Gains and Losses	Unrealized Gains and Losses on Investments	Tax benefit or provision related to items of other comprehensive income or loss	Total
Beginning balance	$333	$1,168	$(409)	$1,092
Other comprehensive loss before reclassifications	—	(1,694)	595	(1,099)
Amounts reclassified from accumulated other comprehensive loss	(333)	(14)	5	(342)
Net current-period other comprehensive loss	(333)	(1,708)	600	(1,441)
Ending balance	$—	$(540)	$191	$(349)

The following table provides details about the reclassification out of accumulated other comprehensive loss for 2015 and 2014 (in thousands):

Year Ended December 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on investments	$(1)	Other expense—net
Tax provision related to items of other comprehensive loss	—	Provision for income taxes
Total reclassification for the period	$(1)

Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation losses	$(333)	Other expense—net
Unrealized losses on investments	(14)	Other expense—net
Tax provision related to items of other comprehensive loss	5	Provision for income taxes
Total reclassification for the period	$(342)

16. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $7.2 million, $1.7 million and $0.1 million in 2015, 2014 and 2013, respectively. Of such amounts, $2.5 million was incurred under contingent fee arrangements in 2015. There was no contingent fee arrangement in 2014 and 2013. Amounts due and payable to the law firm were $5.3 million and $1.3 million as of December 31, 2015 and December 31, 2014, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUBSEQUENT EVENTS

New Share Repurchase Program

In January 2016, our board of directors approved a new Share Repurchase Program (the “New Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. Under the program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Subsequent to December 31, 2015, through the filing of this Report, we have repurchased 2.0 million shares of our common stock under the new program at an average price of $24.97 per share, for $50.0 million. We have $150.0 million authorized funds remaining under the new program as of the filing date.

Building Purchase

In February 2016, we purchased certain property in Union City, California totaling approximately 200,000 square feet for a total cash payment of $18.5 million.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Meru, which we acquired in July 2015. We have included the financial results of Meru in the consolidated financial statements from the date of acquisition. Total revenue subject to Meru’s internal control over financial reporting represented approximately 3% of our consolidated total revenues for the year ended December 31, 2015. Total assets subject to Meru’s internal control over financial reporting represented approximately 1% of our consolidated total assets as of December 31, 2015.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In July 2015, we completed the acquisition of Meru. We are in the process of integrating Meru into our systems and control environment as of December 31, 2015. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting management excluded from its assessment the internal control over financial reporting at Meru Networks, Inc. (“Meru”), which was acquired on July 8, 2015 and whose financial statements represent approximately 1% of total consolidated assets, 3% of total consolidated revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Meru. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2016

ITEM 9B.     Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2015, 2014 and 2013, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Sales Returns Reserve:
Beginning balance	$5,842	$4,573	$2,267
Charged (credited) to costs and expenses, net of deductions	(360)	1,269	2,306
Ending balance	$5,482	$5,842	$4,573

Allowance for Doubtful Accounts:
Beginning balance	$362	$32	$115
Charged (credited) to costs and expenses, net of write-offs	384	330	(83)
Ending balance	$746	$362	$32

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Andrew Del Matto, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 26, 2016
Ken Xie	(Principal Executive Officer)

/s/ Andrew Del Matto	Chief Financial Officer	February 26, 2016
Andrew Del Matto	(Principal Financial Officer)

/s/ Keith Jensen	Chief Accounting Officer	February 26, 2016
Keith Jensen	(Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 26, 2016
Michael Xie

/s/ Ming Hsieh	Director	February 26, 2016
Ming Hsieh

/s/ Gary Locke	Director	February 26, 2016
Gary Locke

/s/ William H. Neukom	Director	February 26, 2016
William H. Neukom

/s/ Christopher B. Paisley	Director	February 26, 2016
Christopher B. Paisley

/s/ Judith Sim	Director	February 26, 2016
Judith Sim

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

2.1	Agreement and Plan of Merger, dated May 27, 2015, by and among Fortinet, Inc., Malbrouck Acquisition Corp. and Meru Networks, Inc.	Current Report on Form 8-K (File No. 001-34511)	July 8, 2015	2.1

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	3.2

3.2	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.4

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.10†	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.11†	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.12†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.13†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.14†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.15†*	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie

10.16†*	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie

10.17†*	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle

10.18†*	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto

10.19†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.20†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.21†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.