Form 10-Q
period 2016-03-31
FORTINET INC
filed 2016-05-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 29, 2016, there were 171,671,224 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

Part I

ITEM 1.	Financial Statements

FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$568,008	$543,277
Short-term investments	384,591	348,074
Accounts receivable—net of reserves for sales returns and doubtful accounts of $6,545 and $6,228 at March 31, 2016 and December 31, 2015, respectively	220,135	259,563
Inventory	78,239	83,868
Prepaid expenses and other current assets	34,728	35,761
Total current assets	1,285,701	1,270,543
LONG-TERM INVESTMENTS	241,888	272,959
DEFERRED TAX ASSETS	131,696	119,216
PROPERTY AND EQUIPMENT—net	115,782	91,067
OTHER INTANGIBLE ASSETS—net	16,457	17,640
GOODWILL	4,692	4,692
OTHER ASSETS	15,305	14,393
TOTAL ASSETS	$1,811,521	$1,790,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,955	$61,500
Accrued liabilities	33,543	33,028
Accrued payroll and compensation	58,165	61,111
Income taxes payable	9,230	8,379
Deferred revenue	538,449	514,652
Total current liabilities	687,342	678,670
DEFERRED REVENUE	298,739	276,651
INCOME TAX LIABILITIES	65,163	60,624
OTHER LIABILITIES	17,874	19,188
Total liabilities	1,069,118	1,035,133
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 171,588 and 171,399 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	171	171
Additional paid-in capital	718,849	687,658
Accumulated other comprehensive income (loss)	294	(933)
Retained earnings	23,089	68,481
Total stockholders’ equity	742,403	755,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,811,521	$1,790,510
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE:
Product	$124,572	$97,509
Service	160,004	115,377
Total revenue	284,576	212,886
COST OF REVENUE:
Product	49,359	41,368
Service	28,390	22,234
Total cost of revenue	77,749	63,602
GROSS PROFIT:
Product	75,213	56,141
Service	131,614	93,143
Total gross profit	206,827	149,284
OPERATING EXPENSES:
Research and development	44,966	35,816
Sales and marketing	147,403	100,609
General and administrative	19,802	11,961
Restructuring charges	328	—
Total operating expenses	212,499	148,386
OPERATING INCOME (LOSS)	(5,672)	898
INTEREST INCOME	1,746	1,422
OTHER EXPENSE—net	(1,312)	(677)
INCOME (LOSS) BEFORE INCOME TAXES	(5,238)	1,643
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,809)	83
NET INCOME (LOSS)	$(3,429)	$1,560
Net income (loss) per share (Note 8):
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted-average shares outstanding:
Basic	171,745	168,077
Diluted	171,745	173,720
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$(3,429)	$1,560
Other comprehensive income:
Unrealized gains on investments	1,888	885
Tax provision related to other items of other comprehensive income	(661)	(310)
Other comprehensive income—net of taxes	1,227	575
Comprehensive income (loss)	$(2,202)	$2,135

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,429)	$1,560
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,550	6,353
Amortization of investment premiums	1,497	1,938
Stock-based compensation	30,881	18,880
Other non-cash items—net	(372)	159
Changes in operating assets and liabilities:
Accounts receivable—net	38,920	23,621
Inventory	(527)	(6,296)
Deferred tax assets	(13,141)	(7,918)
Prepaid expenses and other current assets	1,029	(1,203)
Other assets	(911)	507
Accounts payable	(11,426)	(11,305)
Accrued liabilities	300	(3,450)
Accrued payroll and compensation	(2,945)	(3,149)
Other liabilities	(1,332)	(1,569)
Deferred revenue	46,106	40,696
Income taxes payable	5,391	5,795
Net cash provided by operating activities	100,591	64,619
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(115,672)	(120,991)
Sales of investments	2,867	6,679
Maturities of investments	108,557	135,363
Purchases of property and equipment	(29,956)	(4,927)
Net cash provided by (used in) investing activities	(34,204)	16,124
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17,785	28,955
Taxes paid related to net share settlement of equity awards	(9,441)	(6,600)
Repurchase and retirement of common stock	(50,000)	—
Net cash provided by (used in) financing activities	(41,656)	22,355
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,731	103,098
CASH AND CASH EQUIVALENTS—Beginning of period	543,277	283,254
CASH AND CASH EQUIVALENTS—End of period	$568,008	$386,352
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$5,574	$6,498
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$6,671	$3,869
Liability for purchase of property and equipment and asset retirement obligations	$7,843	$2,140
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, contained in our Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on February 26, 2016. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements for the year ended December 31, 2015.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2016.

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16—Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. We adopted ASU 2015-16 on January 1, 2016. The adoption of ASU 2015-16 did not have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05—Intangibles—Goodwill and Other—Internal—Use Software— Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-05 did not have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02—Consolidation—Amendments to the Consolidation Analysis, which updates the accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 also makes several modifications to the consolidation guidance for variable interest entities (“VIEs”). We adopted ASU 2015-02 on January 1, 2016. The adoption of ASU 2015-02 did not have any impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for shared-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement for the period in which the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This new guidance will be effective for us beginning on January 1, 2017, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the guidance must be adopted in the same period. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases, which amends lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall—Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. The practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value, and as such these investments may be measured at cost. ASU 2016-01 will be effective for us beginning on January 1, 2018. We do not expect the impact of ASU 2016-01 on our consolidated financial statements to be significant.

In July 2015, the FASB issued ASU 2015-11—Inventory—Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method (e.g., first-in, first-out or average cost). ASU 2015-11 will be effective for us beginning on January 1, 2017. We do not expect the impact of ASU 2015-11 on our consolidated financial statements to be significant.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. These standards will be effective for us beginning on January 1, 2018, with the option to adopt earlier on January 1, 2017. We are currently evaluating the impact of these new standards on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$410,265	$574	$(250)	$410,589
Commercial paper	75,465	7	(8)	75,464
Municipal bonds	54,198	53	(7)	54,244
Certificates of deposit and term deposits (1)	19,847	—	—	19,847
U.S. government and agency securities	66,253	82	—	66,335
Total available-for-sale securities	$626,028	$716	$(265)	$626,479

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$438,533	$30	$(1,369)	$437,194
Commercial paper	66,263	3	(34)	66,232
Municipal bonds	61,050	12	(40)	61,022
Certificates of deposit and term deposits (1)	14,897	—	—	14,897
U.S. government and agency securities	41,727	3	(42)	41,688
Total available-for-sale securities	$622,470	$48	$(1,485)	$621,033

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$141,018	$(159)	$50,269	$(91)	$191,287	$(250)
Commercial paper	16,754	(8)	—	—	16,754	(8)
Municipal bonds	12,710	(6)	1,006	(1)	13,716	(7)
Total available-for-sale securities	$170,482	$(173)	$51,275	$(92)	$221,757	$(265)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348,534	$(1,187)	$42,033	$(182)	$390,567	$(1,369)
Commercial paper	31,977	(34)	—	—	31,977	(34)
Municipal bonds	41,677	(36)	1,008	(4)	42,685	(40)
U.S. government and agency securities	34,703	(42)	—	—	34,703	(42)
Total available-for-sale securities	$456,891	$(1,299)	$43,041	$(186)	$499,932	$(1,485)

The contractual maturities of our investments as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Due within one year	$384,591	$348,074
Due within one to three years	241,888	272,959
Total	$626,479	$621,033

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities are insignificant in the periods presented and are included in Other expense—net in our condensed consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2016.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016				December 31, 2015
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$410,589	$—	$410,589	$—	$437,194	$—	$437,194	$—
Commercial paper	82,962	—	82,962	—	69,231	—	69,231	—
Municipal bonds	54,244	—	54,244	—	61,022	—	61,022	—
Certificates of deposit and term deposits	19,847	—	19,847	—	14,897	—	14,897	—
Money market funds	48,599	48,599	—	—	50,030	50,030	—	—
U.S. government and agency securities	66,335	50,326	16,009	—	41,688	25,693	15,995	—
Total	$682,576	$98,925	$583,651	$—	$674,062	$75,723	$598,339	$—

Reported as:
Cash equivalents	$56,097				$53,029
Short-term investments	384,591				348,074
Long-term investments	241,888				272,959
Total	$682,576				$674,062

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.

3. INVENTORY

Inventory consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$15,270	$15,425
Finished goods	62,969	68,443
Inventory	$78,239	$83,868

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $0.9 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively. Inventory also includes materials at contract manufacturers of $4.9 million both as of March 31, 2016 and December 31, 2015.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT—net
Property and equipment—net as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$30,321	$21,683
Building and building improvements	39,454	28,841
Evaluation units	18,413	15,784
Computer equipment and software	49,701	45,632
Furniture and fixtures	10,536	8,901
Construction-in-progress	8,796	8,106
Leasehold improvements	13,182	11,179
Total property and equipment	170,403	140,126
Less: accumulated depreciation	(54,621)	(49,059)
Property and equipment—net	$115,782	$91,067

During the first quarter of 2016, we purchased certain real property in Union City, California, for cash of $18.5 million to support the growth in our business operations. Of the total cost, we allocated $8.7 million to land and $9.8 million to building.
Depreciation expense was $9.4 million and $6.0 million during the three months ended March 31, 2016 and March 31, 2015, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

Our investments in the equity securities of three privately-held companies totaled $10.3 million as of March 31, 2016 and December 31, 2015. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our condensed consolidated balance sheet and would be measured at fair value if indicators of impairment exist. As of March 31, 2016, no events have occurred that would adversely affect the carrying value of these investments.

We determined that we had a variable interest in these privately-held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities were not required to be consolidated in our condensed consolidated financial statements.

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

We accounted for this transaction as a business combination. In 2015, we expensed acquisition-related costs of $1.7 million in general and administrative expenses. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customer relationships and trade name are amortized and the amortization expense is recorded in sales and marketing expenses in the condensed consolidated statement of operations. Developed technologies is amortized and the amortization expense is recorded in cost of product revenue in the condensed consolidated statement of operations.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—net

Goodwill

As of March 31, 2016, we had goodwill of $4.7 million. There were no impairments to goodwill during the three months ended March 31, 2016.

Other Intangible Assets—net

The following tables present other intangible assets—net as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,830	$10,370
Developed technologies and other	3.6	11,384	5,297	6,087
Total other intangible assets—net		$23,584	$7,127	$16,457

	December 31, 2015
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,220	$10,980
Developed technologies and other	3.6	11,384	4,724	6,660
Total other intangible assets—net		$23,584	$5,944	$17,640

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $1.2 million and $0.3 million during the three months ended March 31, 2016 and March 31, 2015, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net (in thousands):

Amount
Years:
2016 (remainder)	$3,417
2017	4,240
2018	4,240
2019	3,340
2020	1,220
Total	$16,457

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of stock options, RSUs including performance stock units (“PSUs”), and our employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income (loss)	$(3,429)	$1,560

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	171,745	168,077
Diluted shares:
Weighted-average common stock outstanding-basic	171,745	168,077
Effect of potentially dilutive securities:
Stock options	—	3,837
RSUs (including PSUs)	—	1,741
ESPP	—	65
Weighted-average shares used to compute diluted net income per share	171,745	173,720
Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potentially dilutive shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Stock options	6,939	249
RSUs (including PSUs)	10,020	1,333
ESPP	282	169
	17,241	1,751

9. RESTRUCTURING CHARGES

In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies starting in the third quarter of 2015. We estimate that we will incur $8.0 million to $8.5 million of restructuring charges, consisting of severance and other benefits, contract terminations and other charges. We incurred $0.3 million of restructuring charges during the three months ended March 31, 2016, which are included in operating expense in the condensed consolidated statements of operations. To date, we have incurred $7.9 million of charges related to this restructuring. These charges are primarily related to severance payments to be paid in cash.

The following table provides a summary of restructuring activity as of March 31, 2016 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2015	$3,689	$229	$3,918
Costs incurred	328	—	328
Less cash payments	(1,282)	(125)	(1,407)
Less non-cash charges	(89)	—	(89)
Balance as of March 31, 2016	$2,646	$104	$2,750

Cash payments for the restructuring activities are expected to be made through 2017, primarily relating to severance payments. The short-term portion of the restructuring reserve of $2.5 million is included in accrued liabilities and the remaining long-term portion of $0.2 million is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2016.

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2016 (in thousands):

	Total	2016 (remainder)	2017	2018	2019	2020	Thereafter
Operating lease commitments	$60,677	$13,411	$12,897	$11,036	$8,734	$5,945	$8,654
Inventory purchase commitments	77,530	77,530	—	—	—	—	—
Other contractual commitments and open purchase orders	49,048	41,207	3,461	1,590	930	930	930
Total	$187,255	$132,148	$16,358	$12,626	$9,664	$6,875	$9,584

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.6 million and $3.1 million during the three months ended March 31, 2016 and March 31, 2015, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2016, we had $77.5 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2016, we had $49.0 million in other contractual commitments that may not be cancelable.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Accrued warranty balance—beginning of the period	$3,144	$4,269
Warranty costs incurred	(511)	(1,095)
Provision for warranty for the period	377	945
Adjustment related to pre-existing warranties	(353)	222
Accrued warranty balance—end of the period	$2,657	$4,341

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs, including PSUs. We also have an ESPP for all eligible employees. As of March 31, 2016, there were a total of 45,616,141 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs, including PSUs, for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2015	9,257	$32.97
Granted	2,831	23.87
Forfeited	(441)	31.94
Vested	(1,014)	28.45
Balance—March 31, 2016	10,633	$30.86
RSUs expected to vest—March 31, 2016	9,959	$30.71

As of March 31, 2016, total compensation expense related to unvested RSUs, including PSUs, that were granted to employees and non-employees, but not yet recognized, was $303.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.0 years. We did not grant any PSUs during the three months ended March 31, 2016. The stock-based compensation expense related to PSU awards is not material.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Shares withheld for taxes	343	221
Amount withheld for taxes	$9,441	$6,600

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term in years	4.3	4.3
Volatility	43%	40%
Risk-free interest rate	1.1%	1.5%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	6,968	$20.03
Granted	1,161	23.83
Forfeited	(49)	35.46
Exercised	(906)	5.82
Balance—March 31, 2016	7,174	$22.33
Options vested and expected to vest—March 31, 2016	7,011	$22.17	3.37	$65,127
Options exercisable—March 31, 2016	5,107	$19.71	2.24	$56,011

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2016, for all in-the-money options. As of March 31, 2016, total compensation expense related to unvested stock options granted to employees but not yet recognized was $19.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.4 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted-average fair value per share granted	$8.68	$11.17
Intrinsic value of options exercised	19,424	41,003
Fair value of options vested	2,084	3,792

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term in years	0.5	0.5
Volatility	48%	28%
Risk-free interest rate	0.4%	0.1%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted-average fair value per share granted	$7.19	$7.56
Shares issued under the ESPP	614	427
Weighted-average price per share issued	$20.49	$21.34

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Cost of product revenue	$326	$140
Cost of service revenue	2,193	1,632
Research and development	7,355	5,157
Sales and marketing	17,114	9,307
General and administrative	3,893	2,686
Total stock-based compensation expense	$30,881	$18,922

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
RSUs	$27,082	$14,292
Stock options	1,954	3,455
ESPP	1,845	1,175
Total stock-based compensation expense	$30,881	$18,922

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Income tax benefit associated with stock-based compensation	$7,834	$3,377

Share Repurchase Program

In January 2016, our board of directors approved a new Share Repurchase Program (the “Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In the three months ended March 31, 2016, we repurchased 2.0 million shares of common stock under the Program in open market transactions at an average price of $24.97 per share, for an aggregate purchase price of $50.0 million. As of March 31, 2016, $150.0 million remains available for future share repurchases under the Program.

12. INCOME TAXES

Our effective tax rate was 35% for the three months ended March 31, 2016, compared to an effective tax rate of 5% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, withholding taxes and foreign income taxes. The changes in the tax provision and effective tax rate were primarily because we had a pretax loss for the three months ended March 31, 2016, as compared to having a pretax income for the same period last year. Our effective tax rate for the three months ended March 31, 2016 included the tax benefit from the U.S. federal research and development (“R&D”) credit. The effective tax rate for the three months ended March 31, 2015 did not reflect the tax benefit of the U.S. federal R&D credit as it expired at the end of 2014 and was reinstated retroactively in December 2015.

As of March 31, 2016 and December 31, 2015, unrecognized tax benefits were $63.4 million and $59.7 million, respectively. The total amount of $62.1 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2016, we had accrued $6.7 million for estimated interest related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S. federal tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for the tax years 2012, 2013, and 2014.

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plan and RRSP for the three months ended March 31, 2016 and March 31, 2015 were $1.0 million and $0.8 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended
Revenue	March 31, 2016	March 31, 2015
Americas:
United States	$75,558	$58,501
Canada	31,305	20,458
Other Americas	13,183	12,601
Total Americas	120,046	91,560
Europe, Middle East, and Africa (“EMEA”)	105,491	75,664
Asia Pacific (“APAC”)	59,039	45,662
Total revenue	$284,576	$212,886

Property and Equipment—net	March 31, 2016	December 31, 2015
Americas:
United States	$82,885	$61,064
Other Americas	9,021	8,972
Total Americas	91,906	70,036
EMEA:
France	14,585	13,201
Other EMEA	5,244	3,977
Total EMEA	19,829	17,178
APAC	4,047	3,853
Total property and equipment—net	$115,782	$91,067

The following customer, which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2016	March 31, 2015
Exclusive Networks Group	19%	17%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	March 31, 2016	December 31, 2015
Exclusive Networks Group	21%	23%
Fine Tec Computers	13%	*
* Represents less than 10%

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income or loss (in thousands):

	March 31, 2016
	Unrealized Losses on Investments	Tax benefit (provision) related to items of other comprehensive income or loss	Total
Beginning balance	$(1,437)	$504	$(933)
Other comprehensive income (loss) before reclassifications	1,891	(662)	1,229
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	1	(2)
Net current-period other comprehensive income (loss)	1,888	(661)	1,227
Ending balance	$451	$(157)	$294

The following table provides details about the reclassification out of accumulated other comprehensive income (loss) (in thousands):

Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on investments	$(3)	Other expense—net
Tax benefit related to items of other comprehensive loss	1	Provision for income taxes
Total reclassification for the period	$(2)

16. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”) and the Euro (“EUR”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other expense—net in the condensed consolidated statement of operations. As of March 31, 2016, the fair value of the forward exchange contracts was not material.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of March 31, 2016 and December 31, 2015 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of March 31, 2016
CAD	Sell	$8,540

Currency—As of December 31, 2015
CAD	Sell	$7,011

17. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $0.3 million and $1.9 million in the three months ended March 31, 2016 and March 31, 2015, respectively. Of such amounts, $0.2 million and $0.5 million were incurred under contingent fee arrangements in the three months ended March 31, 2016 and March 31, 2015, respectively. Amounts due and payable to the law firm were $0.4 million and $5.3 million as of March 31, 2016 and December 31, 2015, respectively.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products;

•	the proportion of our revenue that consists of our product and service and other revenue, and the mix of billings between products and services;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased functionality and value in our security subscription and support service offerings;

•	growing our sales to enterprise, service provider and government organizations, and the impact of sales to these organizations on our long-term growth, expansion, and operating results;

•	trends in revenue, costs of revenue, and gross margin;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2015 Fortune 100. Our cybersecurity solutions are designed to provide broad, rapid protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Our common operating system, centralized management and open application program interfaces allow many of the solutions in our portfolio to be combined to create an integrated security architecture (“Fortinet Security Fabric”) designed to address sophisticated threats and next-generation environments. The Fortinet Security Fabric connects our products, services and ecosystem partner solutions to provide seamless protection at all points in the network, from endpoint to data center to cloud, regardless of whether deployed in physical, virtual or hybrid environments. Our Security Fabric delivers integrated scalability, access, awareness, security and openness both from the cloud and for the cloud. At the core of our Security Fabric is our FortiGate physical and virtual appliances, which ship with a set of broad security services, including firewall, virtual private network, application control, intrusion prevention, web filtering and advanced threat protection. These security services are enabled by our FortiGuard Labs, which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance. FortiGate also has extensive networking capabilities such as switching, routing, native internet protocol version 6 and different modes of deployment. FortiManager provides central management and FortiAnalyzer provides reporting and analytics. The FortiGate platform can be extended to provide enhanced capabilities.

Customers select the functions or combination of functions that best meet their specific security requirements such as a high-speed data center firewall at the network core, a next generation firewall at the edge or a broad unified threat management solution at branch sites. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -900 series for mid-sized enterprises, to the FortiGate-1000 to -6000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, to which end-customers can subscribe in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management and analysis and reporting capabilities.

We complement our core FortiGate product line with other appliances and software licenses that offer additional protection from security threats to other critical areas of the enterprise, such as our secure wireless and access solutions, advanced threat protection, secure email gateway, web application firewalls, application delivery controllers, database security, distributed denial of service protection, and endpoint security for employee computers and mobile devices. Sales of these complementary products have grown in recent quarters.

Financial Highlights

•
We recorded total revenue of $284.6 million in the three months ended March 31, 2016, an increase of 34% compared to the same period last year. Product revenue was $124.6 million in the three months ended March 31, 2016, an increase of 28% compared to the same period last year. Service revenue was $160.0 million in the three months ended March 31, 2016, an increase of 39% compared to the same period last year.

•	Cash, cash equivalents and investments were $1.19 billion as of March 31, 2016, an increase of $30.2 million, or 3%, from December 31, 2015.

•	Deferred revenue was $837.2 million as of March 31, 2016, an increase of $45.9 million, or 6%, from December 31, 2015.

•	We generated cash flows from operating activities of $100.6 million in the three months ended March 31, 2016, an increase of $36.0 million, or 56%, compared to the same period last year.

•	We repurchased 2.0 million shares of common stock under our Share Repurchase Program for an aggregate purchase price of $50.0 million in the three months ended March 31, 2016.

Revenue grew in the three months ended March 31, 2016 compared to the same period last year as our Security Fabric puts us in a strong competitive position in a robust security market. Our strategy to invest in sales and marketing has enabled us to gain more enterprise customers today than we have had in the past. Large enterprises represent significant opportunity for cross-sell and upsell, as they tend to purchase more products and services over time. During the three months ended March 31, 2016, our revenue growth was driven by greater sales volume in our FortiGate product family due to increased demand across all product categories. Our high-end FortiGate products (FortiGate-1000 to -6000 series) accounted for 37% of billings due to strong sales to service providers and large enterprises. Our mid-range products (FortiGate-200 to -900 series) accounted for 28% of billings, and our entry-level products (FortiGate-20 to -100 series) accounted for 35% of billings. Service revenue also increased as we continue to add to and charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

During the three months ended March 31, 2016, operating expenses increased by $64.1 million, or 43%, as compared to the same period last year. The increase was primarily driven by our accelerated pace of hiring and investments made to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains. In addition, we incurred expenses from business design and reengineering related to the implementation of an ERP system. Headcount increased by 38% to 4,239 employees and contractors as of March 31, 2016, up from 3,076 as of March 31, 2015.

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

	Three Months Ended Or As Of
	March 31, 2016	March 31, 2015
	(in thousands)
Revenue	$284,576	$212,886
Deferred revenue	$837,188	$600,171
Billings (non-GAAP)	$330,461	$254,300
Cash, cash equivalents and investments	$1,194,487	$1,072,565
Net cash provided by operating activities	$100,591	$64,619
Free cash flow (non-GAAP)	$70,635	$59,692

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings (Non-GAAP).We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drives future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Billings:
Revenue	$284,576	$212,886
Add increase in deferred revenue	45,885	41,414
Total billings (Non-GAAP)	$330,461	$254,300

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

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$100,591	$64,619
Less purchases of property and equipment	(29,956)	(4,927)
Free cash flow (Non-GAAP)	$70,635	$59,692

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

There have been no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2016, as compared to the critical accounting policies and estimates described in the Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$124,572	44%	$97,509	46%	$27,063	28%
Service	160,004	56	115,377	54	44,627	39
Total revenue	$284,576	100%	$212,886	100%	$71,690	34%
Revenue by geography:
Americas	$120,046	42%	$91,560	43%	$28,486	31%
EMEA	105,491	37	75,664	36	29,827	39
APAC	59,039	21	45,662	21	13,377	29
Total revenue	$284,576	100%	$212,886	100%	$71,690	34%

Total revenue increased by $71.7 million, or 34%, during the three months ended March 31, 2016 compared to the same period last year. On a geographic basis, revenue continued to diversify globally. All three regions experienced revenue growth compared to the same period last year, with the EMEA region contributing to the largest portion of our revenue growth on both an absolute dollar and percentage basis. Product revenue increased by $27.1 million, or 28%, in the three months ended March 31, 2016 compared to the same period last year. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories and in particular for our mid-range products for service providers and large enterprise customers. Service revenue increased by $44.6 million, or 39%, in the three months ended March 31, 2016 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$49,359	$41,368	$7,991	19%
Service	28,390	22,234	6,156	28
Total cost of revenue	$77,749	$63,602	$14,147	22%
Gross margin:
Product	60.4%	57.6%	2.8%
Service	82.3	80.7	1.6
Total gross margin	72.7%	70.1%	2.6%

Total gross margin increased by 2.6 percentage points in the three months ended March 31, 2016 compared to the same period last year, as both product and service gross margins increased. Product gross margin increased by 2.8 percentage points in the three months ended March 31, 2016 compared to the same period last year. Product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as improvements in inventory management efficiencies.

Service gross margin increased in the three months ended March 31, 2016 as compared to the same period last year as we scaled efficiencies resulting from our ability to add to, and charge more for functionality and value in, our FortiGuard security subscription and FortiCare technical support offerings, which yielded more value to our customers and which translated into improved service margins. Cost of service revenue increased by $6.2 million primarily due to a $4.1 million increase in personnel costs related to headcount increases.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$44,966	16%	$35,816	17%	$9,150	26%
Sales and marketing	147,403	52	100,609	47	46,794	47
General and administrative	19,802	7	11,961	6	7,841	66
Restructuring charges	328	—	—	—	328	100
Total operating expenses	$212,499	75%	$148,386	70%	$64,113	43%

Research and development

Research and development expense increased by $9.2 million, or 26%, in the three months ended March 31, 2016 compared to the same period last year, primarily due to an increase of $6.9 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $1.9 million. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level during the remainder of 2016.

Sales and marketing

Sales and marketing expense increased by $46.8 million, or 47%, in the three months ended March 31, 2016 compared to the same period last year, primarily due to an increase of $35.2 million in personnel costs as we continued to increase our sales and marketing headcount. Marketing-related expenses increased by $5.1 million as we invested significantly in marketing to drive broader market awareness, create a global marketing engine, build broad market lead generation, nurture programs and accelerate pipeline. In addition, we incurred increases in travel expenses of $2.0 million and depreciation and occupancy-related costs of $3.5 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but expect sales and marketing expense as a percentage of total revenue to slightly decrease during the remainder of 2016.

General and administrative

General and administrative expense increased by $7.8 million, or 66%, in the three months ended March 31, 2016 compared to the same period last year. Personnel costs increased by $4.1 million due to increase in headcount in order to support our expanding business. In addition, we also incurred $3.0 million in expenses related to business process design and reengineering in preparation of implementing a new ERP system. As a percentage of total revenue, we expect general and administrative expense to remain at a relatively comparable level during the remainder of 2016.

Restructuring charges

Restructuring charges of $0.3 million in the three months ended March 31, 2016 primarily relate to the continued restructuring activities related to the acquisition of Meru and reducing our combined cost structure relative to Meru. See Note 9 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the “Liquidity and Capital Resources” section of this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest income and other expense—net

	Three Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
	(in thousands, except percentages)
Interest income	$1,746	$1,422	$324	23%
Other expense—net	(1,312)	(677)	(635)	94

Interest income increased in the three months ended March 31, 2016 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in Other expense—net in the three months ended March 31, 2016 as compared to the same period last year was the result of higher foreign currency exchange losses. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	March 31, 2016	March 31, 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,809)	$83	$(1,892)	*
Effective tax rate (%)	35%	5%	30%	—
* not meaningful

Our effective tax rate was 35% for the three months ended March 31, 2016, as compared to an effective tax rate of 5% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, withholding taxes and foreign income taxes. The changes in the tax provision and effective tax rate were primarily because we had a pretax loss for the three months ended March 31, 2016, as compared to having a pretax income for the same period last year. Our effective tax rate for the three months ended March 31, 2016 included the tax benefit from the U.S. federal R&D credit. The effective tax rate for the three months ended March 31, 2015 did not reflect the tax benefit of the U.S. federal R&D credit as it expired at the end of 2014 and was reinstated retroactively in December 2015.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Liquidity and Capital Resources

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$568,008	$543,277
Investments	626,479	621,033
Total cash, cash equivalents and investments	$1,194,487	$1,164,310
Working capital	$598,359	$591,873

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash provided by operating activities	$100,591	$64,619
Cash provided by (used in) investing activities	(34,204)	16,124
Cash provided by (used in) financing activities	(41,656)	22,355
Net increase in cash and cash equivalents	$24,731	$103,098

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards, and investments in strategic relationships that we have made or may make in the future. As of March 31, 2016, $150.0 million remains available for future share repurchases under our share repurchase program, which will be financed through our available working capital. In recent years we have received significant capital resources as a result of the exercise of stock options and purchases under our ESPP. We expect proceeds in future years to be impacted by our share price and the mix of stock options and RSUs granted. During 2016, we expect to spend $50.0 million to $60.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth and the implementation of our ERP system.

As of March 31, 2016, our cash, cash equivalents, and investments of $1.19 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, certificates of deposit and term deposits, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of March 31, 2016, $419.7 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment, amortization of intangible assets and amortization of investment premiums.

Our operating activities during the three months ended March 31, 2016 provided $100.6 million in cash as a result of our continued growth in billings and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, which was partially offset by an increase in payments to vendors.

Our operating activities during the three months ended March 31, 2015 provided $64.6 million in cash as a result of our continued growth in billings and the ability to successfully manage our working capital. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by an increase in payments to vendors for inventory-related purchases and prepayment of certain expenses.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, and purchases of property and equipment.

During the three months ended March 31, 2016, cash used for investing activities was primarily due to the $30.0 million we spent on capital expenditures, including our purchase of certain real property in Union City, California for total cash of $18.5 million. Cash outflows due to sales and maturities of our investments, net of purchases, amounted to $4.2 million.

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

During the three months ended March 31, 2016, cash used for financing activities was $41.7 million, primarily due to $50.0 million used to repurchase our common stock. This was partially offset by $8.3 million of proceeds from the issuance of common stock, net of taxes paid, related to withholding upon issuance of RSUs.

During the three months ended March 31, 2015, cash provided by financing activities was $22.4 million as a result of proceeds of $29.0 million from the issuance of common stock under our stock-based compensation plans. This cash inflow was partially offset by $6.6 million of withholding tax payments upon the settlement of RSUs.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2016 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 10 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In July 2015, we completed the acquisition of Meru. We have integrated Meru into our systems and controls environment as of March 31, 2016. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chairman and Chief Executive Officer, and Michael Xie, our Co-Founder, President and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products and increased lead generation, or if we experience certain turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended March 31, 2016 and March 31, 2015, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 19% and 17% of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

We are currently implementing a new ERP system. ERP implementations are complex and time-consuming, and involve substantial expenditures on implementation activities and software. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, warranty liabilities, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes, and litigation and settlement costs.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, and may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits (for example, for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. For example, we closed our acquisition of Meru in the third quarter of 2015. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP system, sales and support processes and systems, and other processes and systems with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete, including our acquisition of Meru, may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Blue Coat, Check Point, Cisco, Dell/SonicWall, F5 Networks, FireEye, Intel/McAfee, Juniper, Palo Alto Networks and Sophos.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. They have also asserted such claims against our end-customers or channel partners whom we may indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about Fortinet and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during the three months ended March 31, 2016, the closing price of our common stock ranged from $23.83 to $30.63.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	—	$—	—	$200,000
February 1 to February 29, 2016	2,002,020	$24.97	2,002,020	$150,000
March 1 to March 31, 2016	—	$—	—	$150,000

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2016

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

10.1†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie	Annual Report on Form 10-K (File No. 011-34511)	February 26, 2016	10.15

10.2†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie	Annual Report on Form 10-K (File No. 011-34511)	February 26, 2016	10.16

10.3†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle	Annual Report on Form 10-K (File No. 011-34511)	February 26, 2016	10.17

10.4†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto	Annual Report on Form 10-K (File No. 011-34511)	February 26, 2016	10.18

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.