Form 10-Q
period 2016-06-30
FORTINET INC
filed 2016-08-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 29, 2016, there were 172,687,823 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

Part I

ITEM 1.	Financial Statements

FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$596,380	$543,277
Short-term investments	388,388	348,074
Accounts receivable—net of reserves for sales returns and doubtful accounts of $10,215 and $6,228 at June 30, 2016 and December 31, 2015, respectively	254,379	259,563
Inventory	81,247	83,868
Prepaid expenses and other current assets	33,490	35,761
Total current assets	1,353,884	1,270,543
LONG-TERM INVESTMENTS	237,223	272,959
DEFERRED TAX ASSETS	180,782	119,216
PROPERTY AND EQUIPMENT—net	125,636	91,067
OTHER INTANGIBLE ASSETS—net	31,488	17,640
GOODWILL	14,235	4,692
OTHER ASSETS	16,930	14,393
TOTAL ASSETS	$1,960,178	$1,790,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,920	$61,500
Accrued liabilities	32,901	33,028
Accrued payroll and compensation	70,787	61,111
Income taxes payable	8,161	8,379
Deferred revenue	563,195	514,652
Total current liabilities	731,964	678,670
DEFERRED REVENUE	340,786	276,651
INCOME TAX LIABILITIES	66,304	60,624
OTHER LIABILITIES	16,498	19,188
Total liabilities	1,155,552	1,035,133
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 172,436 and 171,399 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	172	171
Additional paid-in capital	744,922	687,658
Accumulated other comprehensive income (loss)	724	(933)
Retained earnings	58,808	68,481
Total stockholders’ equity	804,626	755,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,960,178	$1,790,510
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE:
Product	$136,641	$114,777	$261,213	$212,286
Service	174,750	125,008	334,754	240,385
Total revenue	311,391	239,785	595,967	452,671
COST OF REVENUE:
Product	52,788	47,397	102,101	88,765
Service	31,715	22,101	60,046	44,335
Total cost of revenue	84,503	69,498	162,147	133,100
GROSS PROFIT:
Product	83,853	67,380	159,112	123,521
Service	143,035	102,907	274,708	196,050
Total gross profit	226,888	170,287	433,820	319,571
OPERATING EXPENSES:
Research and development	45,502	37,389	90,256	73,205
Sales and marketing	162,694	111,928	308,797	212,537
General and administrative	22,184	18,018	41,623	29,979
Restructuring charges	553	—	881	—
Total operating expenses	230,933	167,335	441,557	315,721
OPERATING INCOME (LOSS)	(4,045)	2,952	(7,737)	3,850
INTEREST INCOME	1,705	1,364	3,451	2,786
OTHER EXPENSE—net	(1,350)	(830)	(2,662)	(1,507)
INCOME (LOSS) BEFORE INCOME TAXES	(3,690)	3,486	(6,948)	5,129
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,302)	2,694	(7,678)	2,777
NET INCOME (LOSS)	$(1,388)	$792	$730	$2,352
Net income (loss) per share (Note 8):
Basic	$(0.01)	$—	$—	$0.01
Diluted	$(0.01)	$—	$—	$0.01
Weighted-average shares outstanding:
Basic	172,075	169,930	171,910	169,009
Diluted	172,075	176,234	175,360	174,983
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$(1,388)	$792	$730	$2,352
Other comprehensive income (loss):
Unrealized gains (losses) on investments	662	(822)	2,549	63
Tax provision (benefit)	232	(287)	892	23
Other comprehensive income (loss)—net of taxes	430	(535)	1,657	40
Comprehensive income (loss)	$(958)	$257	$2,387	$2,392

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$730	$2,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,841	13,382
Amortization of investment premiums	2,794	3,881
Stock-based compensation	59,249	40,525
Other non-cash items—net	1,192	1,891
Changes in operating assets and liabilities:
Accounts receivable—net	2,022	9,523
Inventory	(8,019)	(7,917)
Deferred tax assets	(27,120)	(13,072)
Prepaid expenses and other current assets	2,442	(3,492)
Other assets	(2,409)	(513)
Accounts payable	(130)	(8,383)
Accrued liabilities	(6,426)	(228)
Accrued payroll and compensation	8,679	5,670
Other liabilities	(2,858)	(1,884)
Deferred revenue	111,082	97,156
Income taxes payable	5,463	10,033
Net cash provided by operating activities	168,532	148,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(230,855)	(229,479)
Sales of investments	7,366	22,472
Maturities of investments	219,131	240,625
Purchases of property and equipment	(44,399)	(15,688)
Payments made in connection with business acquisition, net of cash acquired	(20,660)	—
Net cash provided by (used in) investing activities	(69,417)	17,930
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,972	42,647
Taxes paid related to net share settlement of equity awards	(17,358)	(11,362)
Repurchase and retirement of common stock	(50,000)	—
Payments of debt assumed in connection with business acquisition	(1,626)	—
Net cash provided by (used in) financing activities	(46,012)	31,285
NET INCREASE IN CASH AND CASH EQUIVALENTS	53,103	198,139
CASH AND CASH EQUIVALENTS—Beginning of period	543,277	283,254
CASH AND CASH EQUIVALENTS—End of period	$596,380	$481,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$13,673	$10,077
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$11,449	$8,923
Liability for purchase of property and equipment and asset retirement obligations	$7,617	$1,359
Liability incurred in connection with business acquisition	$1,513	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, contained in our Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on February 26, 2016. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements for the year ended December 31, 2015.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2016, except for changes to our policy related to stock-based compensation expense. For more information, refer to the “Recently Adopted Accounting Standards.”

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09—Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes the accounting for certain aspects of stock-based payments to employees and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning January 1, 2017, with early adoption permitted.

We elected to early adopt the new guidance in the second quarter of 2016. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital, as well as the adjustment in stock-based compensation expense as a result of our change in forfeiture policy. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. We adopted this change on a modified retrospective basis, and recorded unrecognized excess tax benefits amounting to $32.4 million as a cumulative-effect adjustment, which increased retained earnings on January 1, 2016. The new guidance also requires us to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period these arise. As a result, our provision for income taxes decreased by $3.6 million during the first quarter of 2016 and $2.6 million during the second quarter of 2016.

Under the new guidance, we have elected to change our policy and have started to recognize forfeitures of awards as they occur. The change in forfeiture policy was adopted using a modified retrospective transition method. We recorded a cumulative-effect adjustment to decrease retained earnings by $0.8 million upon transition on January 1, 2016 and a retrospective decrease of stock-based compensation of $2.0 million during the first quarter of 2016.

The amendment to the minimum statutory withholding tax requirements was adopted on a modified retrospective basis. The adoption had no impact on the January 1, 2016 retained earnings. In addition, we adopted the presentation of taxes paid related to net share settlement of equity awards as a financing activity on the statement of cash flows on a retrospective basis. Our adoption had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of ASU 2016-09 impacted our previously reported quarterly results for 2016, as well as our weighted average shares outstanding—diluted, as follows (in thousands, except for earnings per share):

	Three Months Ended
	March 31, 2016
	As Reported	As Adjusted
Statements of Operations:
Stock-based compensation expense	$30,881	$28,901
Benefit from income taxes	$(1,809)	$(5,376)
Net income (loss)	$(3,429)	$2,118
Net income (loss) per share—Basic	$(0.02)	$0.01
Net income (loss) per share—Diluted	$(0.02)	$0.01
Weighted-average shares outstanding—Diluted	171,745	174,421

	March 31, 2016
	As Reported	As Adjusted
Balance Sheets:
Deferred tax assets	$131,696	$167,625
Additional paid-in capital	$718,849	$717,671
Retained earnings	$23,089	$60,196

In September 2015, the FASB issued ASU 2015-16—Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. We adopted ASU 2015-16 on January 1, 2016. The adoption of ASU 2015-16 did not have any impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU 2016-02—Leases, which amends lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We expect our assets and liabilities to increase as a result of the adoption of this standard. We are currently evaluating the full impact ASU 2016-02 will have on our consolidated financial statements.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e.g., first-in, first-out or average cost). ASU 2015-11 will be effective for us beginning on January 1, 2017. We do not expect the impact of ASU 2015-11 on our consolidated financial statements to be significant.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12—Revenue from Contracts with Customers—Narrow-scope Improvements and Practical Expedients, which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. These standards will be effective for us beginning on January 1, 2018, with the option to adopt earlier on January 1, 2017. We are currently evaluating the impact of these new standards on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

Our investments as of June 30, 2016 and December 31, 2015 were (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$415,008	$948	$(78)	$415,878
Commercial paper	68,406	5	(3)	68,408
Municipal bonds	52,531	81	(1)	52,611
Certificates of deposit and term deposits (1)	19,823	—	—	19,823
U.S. government and agency securities	68,731	160	—	68,891
Total available-for-sale securities	$624,499	$1,194	$(82)	$625,611

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$438,533	$30	$(1,369)	$437,194
Commercial paper	66,263	3	(34)	66,232
Municipal bonds	61,050	12	(40)	61,022
Certificates of deposit and term deposits (1)	14,897	—	—	14,897
U.S. government and agency securities	41,727	3	(42)	41,688
Total available-for-sale securities	$622,470	$48	$(1,485)	$621,033

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015 were (in thousands):

	June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$77,153	$(36)	$40,207	$(42)	$117,360	$(78)
Commercial paper	6,964	(3)	—	—	6,964	(3)
Municipal bonds	4,548	(1)	—	—	4,548	(1)
Total available-for-sale securities	$88,665	$(40)	$40,207	$(42)	$128,872	$(82)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348,534	$(1,187)	$42,033	$(182)	$390,567	$(1,369)
Commercial paper	31,977	(34)	—	—	31,977	(34)
Municipal bonds	41,677	(36)	1,008	(4)	42,685	(40)
U.S. government and agency securities	34,703	(42)	—	—	34,703	(42)
Total available-for-sale securities	$456,891	$(1,299)	$43,041	$(186)	$499,932	$(1,485)

The contractual maturities of our investments as of June 30, 2016 and December 31, 2015 were (in thousands):

	June 30, 2016	December 31, 2015
Due within one year	$388,388	$348,074
Due within one to three years	237,223	272,959
Total	$625,611	$621,033

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2016.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The fair values of our financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were (in thousands):

	June 30, 2016				December 31, 2015
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$415,878	$—	$415,878	$—	$437,194	$—	$437,194	$—
Commercial paper	78,406	—	78,406	—	69,231	—	69,231	—
Municipal bonds	52,611	—	52,611	—	61,022	—	61,022	—
Certificates of deposit and term deposits	19,823	—	19,823	—	14,897	—	14,897	—
Money market funds	49,231	49,231	—	—	50,030	50,030	—	—
U.S. government and agency securities	68,891	58,869	10,022	—	41,688	25,693	15,995	—
Total	$684,840	$108,100	$576,740	$—	$674,062	$75,723	$598,339	$—

Reported as:
Cash equivalents	$59,229				$53,029
Short-term investments	388,388				348,074
Long-term investments	237,223				272,959
Total	$684,840				$674,062

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Our inventory as of June 30, 2016 and December 31, 2015 consisted of (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$17,042	$15,425
Finished goods	64,205	68,443
Inventory	$81,247	$83,868

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.7 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively. Inventory also includes materials at contract manufacturers of $5.5 million and $4.9 million as of June 30, 2016 and December 31, 2015, respectively.

4. PROPERTY AND EQUIPMENT—net
Our property and equipment—net as of June 30, 2016 and December 31, 2015 consisted of (in thousands):

	June 30, 2016	December 31, 2015
Land	$31,251	$21,683
Building and building improvements	42,060	28,841
Evaluation units	18,299	15,784
Computer equipment and software	52,907	45,632
Furniture and fixtures	10,893	8,901
Construction-in-progress	13,681	8,106
Leasehold improvements	15,554	11,179
Total property and equipment	184,645	140,126
Less: accumulated depreciation	(59,009)	(49,059)
Property and equipment—net	$125,636	$91,067

Depreciation expense was $9.0 million and $6.8 million during the three months ended June 30, 2016 and June 30, 2015, respectively. Depreciation expense was $18.4 million and $12.8 million during the six months ended June 30, 2016 and June 30, 2015, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

Our investments in the equity securities of three privately-held companies totaled $10.3 million as of June 30, 2016 and December 31, 2015. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our condensed consolidated balance sheet and would be measured at fair value if indicators of impairment exist. As of June 30, 2016, no events have occurred that would adversely affect the carrying value of these investments.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. BUSINESS COMBINATIONS

AccelOps, Inc.

On June 7, 2016, we completed our acquisition of AccelOps, Inc., (“AccelOps”), a provider of network security monitoring and analytics solutions for total cash consideration of $22.3 million, of which $20.7 million was paid as of June 30, 2016 and the remaining balance was recorded as a current liability in the consolidated balance sheet as of June 30, 2016. We believe this acquisition will extend the Fortinet Security Fabric (as defined below) by enhancing our network security visibility, security data analytics, and threat intelligence across multi-vendor solutions.

The acquisition of AccelOps is accounted as a business combination in accordance with the Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) issued by the FASB. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. We included acquisition-related costs of $0.3 million in general and administrative expenses. The total purchase price was allocated to AccelOps’ identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the estimated purchase price allocation as and when additional information is available. The acquisition also included a contingent obligation for up to $4.0 million in future earn out payments to certain stockholders of AccelOps, if specified future financial targets are met for the three and six months period ended June 30, 2016 and December 31, 2016. The financial target for the three months period ended June 30, 2016 was not met.  As of June 30, 2016, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the remaining target. We will remeasure the contingent consideration periodically during the six-month contingency period for the remaining target, with changes in fair value to be recorded in our consolidated statements of operations.

Total preliminary allocation of the purchase price was (in thousands):

Cash and cash equivalents	$171
Accounts receivable	1,126
Prepaid expenses and other assets	430
Property and equipment	203
Deferred tax assets	2,977
Finite-lived intangible assets	15,800
Indefinite-lived intangible assets in process research and development	1,500
Goodwill	9,543
Total assets acquired	31,750
Deferred revenue	4,400
Accounts payable and accrued liabilities	3,311
Other liabilities	1,694
Total liabilities assumed	9,405
Total purchase price allocation	$22,345

Finite-lived intangible assets consist of developed technology, customer relationships, and other. AccelOps’ technology provides a software solution to manage security, performance and compliance from a single platform. The acquired developed technologies include software patents, know-how, process and designs. The value of customer relationships is attributable to the generation of a consistent income source and the avoidance of costs associated with creating new customer relationships.

Indefinite-lived intangible assets consist of in-process research and development, which will begin to be amortized upon completion of development.

The estimated useful life and fair values of the acquired finite-lived intangible assets were as follows (in thousands, except for estimated useful life):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated Useful Life (in years)	Fair Values
Developed technologies	4	$11,600
Customer relationships	3	4,000
Other	2	200
Total		$15,800

The developed technologies and other are amortized on a straight-line basis. The amortization expense of developed technologies and other are recorded in cost of product revenue. The amortization expense of customer relationships is amortized on an accelerated basis and is recorded in sales and marketing expenses.

The goodwill of $9.5 million represents the amount of the purchase price in excess of the fair value of the net tangible liabilities assumed and intangible assets acquired, including AccelOps’ assembled workforce. The goodwill recorded as part of the AccelOps acquisition is not deductible for U.S. federal income tax purposes. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

Meru Networks, Inc.

On July 8, 2015, we completed our acquisition of Meru Networks, Inc. (“Meru”), a provider of Wi-Fi networking products and services.

In connection with the acquisition, we paid $41.8 million, comprised of cash consideration of $40.9 million, withholding tax liability of $0.4 million and $0.5 million in estimated fair value associated with restricted stock units (“RSUs”) of Meru that were converted for 53,401 shares of our common stock.

We accounted for this transaction as a business combination. In 2015, we included acquisition-related costs of $1.7 million in general and administrative expenses. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Total allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$3,268
Accounts receivable	8,191
Inventory	11,610
Prepaid expenses and other assets	2,409
Property and equipment	920
Deferred tax assets	18,585
Finite-lived intangible assets	19,600
Goodwill	1,868
Total assets acquired	66,451
Deferred revenue	9,800
Accounts payable and accrued liabilities	14,887
Total liabilities assumed	24,687
Total purchase price allocation	$41,764

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS—net

Goodwill

Changes in the carrying amount of goodwill were (in thousands):

Amount
Balance—December 31, 2015	$4,692
Addition due to business acquisition	9,543
Balance—June 30, 2016	$14,235

There were no impairments to goodwill during the three and six months ended June 30, 2016.

Other Intangible Assets—net

Other intangible assets—net as of June 30, 2016 and December 31, 2015 were (in thousands):

	June 30, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Customer relationships	4.5	$16,200	$3,257	$12,943
Developed technologies and other	3.8	23,184	6,139	17,045
		39,384	9,396	29,988
Indefinite-lived intangible assets:
In-process research and development		1,500	—	1,500
Total other intangible assets—net		$40,884	$9,396	$31,488

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,220	$10,980
Developed technologies and other	3.6	11,384	4,724	6,660
Total other intangible assets—net		$23,584	$5,944	$17,640

Amortization expense was $2.3 million and $0.3 million during the three months ended June 30, 2016 and June 30, 2015, respectively. Amortization expense was $3.5 million and $0.5 million during the six months ended June 30, 2016 and June 30, 2015, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net with finite lives (in thousands):

Amount
Years:
2016 (remainder)	$6,032
2017	8,878
2018	7,281
2019	5,517
2020	2,280
Total	$29,988

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income (loss)	$(1,388)	$792	$730	$2,352

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	172,075	169,930	171,910	169,009
Diluted shares:
Weighted-average common stock outstanding-basic	172,075	169,930	171,910	169,009
Effect of potentially dilutive securities:
Stock options	—	3,720	1,796	3,779
RSUs (including PSUs)	—	2,521	1,580	2,131
ESPP	—	63	74	64
Weighted-average shares used to compute diluted net income per share	172,075	176,234	175,360	174,983
Net income (loss) per share:
Basic	$(0.01)	$—	$—	$0.01
Diluted	$(0.01)	$—	$—	$0.01

The following potentially dilutive shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	7,058	299	1,182	274
RSUs (including PSUs)	10,577	414	4,715	873
ESPP	554	—	141	84
	18,189	713	6,038	1,231

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. RESTRUCTURING CHARGES

The following table provides a summary of restructuring activity as of June 30, 2016 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2015	$3,689	$229	$3,918
Costs incurred	837	44	881
Less cash payments	(2,757)	(171)	(2,928)
Less non-cash charges	(89)	—	(89)
Balance as of June 30, 2016	$1,680	$102	$1,782

2015 Meru Restructuring

In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies starting in the third quarter of 2015. We estimate that we will incur approximately $8.0 million of restructuring charges, consisting of severance and other benefits, contract terminations and other charges. We did not incur any material restructuring charges during the three and six months ended June 30, 2016. To date, we have incurred $7.8 million of charges related to this restructuring. These charges are primarily related to severance payments to be paid in cash and are included in operating expense in the condensed consolidated statements of operations of the period when incurred.

Cash payments for the restructuring activities are expected to be paid through 2017, primarily relating to severance payments. The remaining restructuring reserve balance of $1.5 million is included in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2016.

2016 AccelOps Restructuring

In connection with the acquisition of AccelOps, we initiated alignment activities in the second quarter of 2016. We estimate that we will incur approximately $0.7 million of restructuring charges, primarily consisting of severance and other benefits, all of which were incurred during the three and six months ended June 30, 2016, which are included in operating expense in the condensed consolidated statements of operations.

Cash payments for the restructuring activities are expected to be made in 2016, primarily relating to severance payments. The remaining restructuring reserve accrual of $0.2 million is included in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2016.

10. COMMITMENTS AND CONTINGENCIES

Our future principal contractual obligations as of June 30, 2016 were (in thousands):

	Total	2016 (remainder)	2017	2018	2019	2020	Thereafter
Operating lease commitments	$75,975	$10,984	$17,146	$15,004	$12,595	$9,598	$10,648
Inventory purchase commitments	86,448	86,448	—	—	—	—	—
Other contractual commitments and open purchase orders	52,085	44,522	3,509	1,273	927	927	927
Total	$214,508	$141,954	$20,655	$16,277	$13,522	$10,525	$11,575

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.6 million and $2.9 million during the three months ended June 30, 2016 and June 30, 2015, respectively. Rent expense was $8.5 million and $6.0 million during the six months ended June 30, 2016 and June 30, 2015, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2016, we had $86.4 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2016, we had $52.1 million in other contractual commitments that may not be cancelable.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Accrued warranty balance—beginning of the period	$3,144	$4,269
Warranty costs incurred	(1,481)	(2,059)
Provision for warranty for the period	718	2,294
Adjustment related to pre-existing warranties	(225)	171
Accrued warranty balance—end of the period	$2,156	$4,675

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, including contingent legal fees with related parties, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any significant accrual for loss contingencies associated with such legal proceedings; determined that a significant unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible significant loss is reasonably estimable.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs and PSUs. We also have an ESPP for all eligible employees. As of June 30, 2016, there were a total of 45,162,348 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The activity and related information for RSUs, including PSUs, was (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2015	9,257	$32.97
Granted	3,698	25.92
Forfeited	(707)	32.24
Vested	(1,752)	27.87
Balance—June 30, 2016	10,496	$31.22

As of June 30, 2016, total compensation expense related to unvested RSUs, including PSUs, that were granted to employees and non-employees, but not yet recognized, was $279.3 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.94 years. We did not grant any PSUs during the three and six months ended June 30, 2016. The stock-based compensation expense related to PSU awards is not material.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The number of shares and amount withheld for employee taxes were (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Shares withheld for taxes	247	124	590	345
Amount withheld for taxes	$8,051	$4,762	$17,358	$11,362

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The weighted-average assumptions relating to our employee stock options were:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term in years	4.3	4.3	4.3	4.3
Volatility	39%	38%	39% - 43%	38% - 40%
Risk-free interest rate	1.2%	1.5%	1.0% - 1.2%	1.5%
Dividend rate	—%	—%	—%	—%

The stock option activity and related information was (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	6,968	$20.03
Granted	1,298	$24.77
Forfeited	(102)	$37.49
Exercised	(1,263)	$8.18
Balance—June 30, 2016	6,901	$22.83	3.33	65,715
Options exercisable—June 30, 2016	4,821	$20.30	2.09	$54,924

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2016, for all in-the-money options. As of June 30, 2016, total compensation expense related to unvested stock options granted to employees but not yet recognized was $18.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.2 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-average fair value per share granted	$10.92	$12.75	$8.90	$11.54
Intrinsic value of options exercised	$6,829	$22,034	$26,253	$63,038
Fair value of options vested	$793	$2,718	$2,876	$6,510

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Six Months Ended
	June 30, 2016	June 30, 2015
Expected term in years	0.5	0.5
Volatility	48%	28%
Risk-free interest rate	0.4%	0.1%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2016	June 30, 2015
Weighted-average fair value per share granted	$7.19	$7.56
Shares issued under the ESPP	614	427
Weighted-average price per share issued	$20.49	$21.34

There were no shares granted or issued under the ESPP during the three month ended June 30, 2016 and June 30, 2015.

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of product revenue	$298	$210	$578	$350
Cost of service revenue	2,123	1,660	4,257	3,292
Research and development	7,458	5,541	14,601	10,698
Sales and marketing	16,990	11,271	32,805	20,578
General and administrative	3,478	3,078	7,008	5,764
Total stock-based compensation expense	$30,347	$21,760	$59,249	$40,682

The stock-based compensation expense by award type was (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
RSUs	$26,799	$17,386	$51,902	$31,678
Stock options	1,592	3,017	3,546	6,472
ESPP	1,956	1,357	3,801	2,532
Total stock-based compensation expense	$30,347	$21,760	$59,249	$40,682

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income tax benefit associated with stock-based compensation	$7,416	$4,266	$14,737	$7,643

Share Repurchase Program

In January 2016, our board of directors approved a new Share Repurchase Program (the “Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. There were no shares repurchased under the Program during the three months ended June 30, 2016. During the six months ended June 30, 2016, we repurchased 2.0 million shares of common stock under the Program in open market transactions at an average price of $24.97 per share, for an aggregate purchase price of $50.0 million. As of June 30, 2016, $150.0 million remained available for future share repurchases under the Program.

12. INCOME TAXES

Our effective tax rate was 62% for the three months ended June 30, 2016, compared to an effective tax rate of 77% for the same period last year. The effective tax rate was 111% for the six months ended June 30, 2016, compared to an effective tax rate of 54% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, foreign withholding taxes and foreign income taxes. The changes in the tax provision and effective tax rate were primarily due to the tax benefit from the adoption of the new accounting guidance relating to stock-based compensation and the tax benefit from the U.S. federal research and development credit (the “U.S. federal R&D credit”). The tax rate for the three and six months ended June 30, 2015 did not include a benefit from the U.S. federal R&D credit, as the credit had expired in December 2014. In December 2015, the U.S. federal R&D credit was made permanent and the tax benefit was reflected on the income tax provision for the three and six months ended June 30, 2016. There was a pretax loss for the three and six months ended June 30, 2016, as compared to having a pretax income for the same periods last year.

As of June 30, 2016 and December 31, 2015, unrecognized tax benefits were $63.7 million and $59.7 million, respectively. The total amount of $62.4 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2016, we had accrued $7.9 million for estimated interest related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S. federal tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for the tax years 2012, 2013, and 2014. In addition, the tax authorities in France are examining the inter-company relationship between Fortinet Inc., Fortinet France and Fortinet Singapore. We are in the early stages of this inquiry and as of yet no official audit has been opened.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plan and RRSP for the three months ended June 30, 2016 and June 30, 2015 were $1.2 million and $0.9 million, respectively. Our matching contributions to the 401(k) Plan and RRSP during the six months ended June 30, 2016 and June 30, 2015 were $2.2 million and $1.8 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Americas:
United States	$80,811	$71,224	$156,369	$129,725
Canada	33,782	26,191	65,087	46,649
Other Americas	18,053	11,178	31,236	23,779
Total Americas	132,646	108,593	252,692	200,153
Europe, Middle East, and Africa (“EMEA”)	114,453	83,404	219,944	159,068
Asia Pacific (“APAC”)	64,292	47,788	123,331	93,450
Total revenue	$311,391	$239,785	$595,967	$452,671

Property and Equipment—net	June 30, 2016	December 31, 2015
Americas:
United States	$90,457	$61,064
Other Americas	10,123	8,972
Total Americas	100,580	70,036
EMEA:
France	14,841	13,201
Other EMEA	6,109	3,977
Total EMEA	20,950	17,178
APAC	4,106	3,853
Total property and equipment—net	$125,636	$91,067

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Exclusive Networks Group	20%	17%	20%	17%
Ingram Micro	10%	*	*	*
* Represents less than 10%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	June 30, 2016	December 31, 2015
Exclusive Networks Group	24%	23%
Fine Tec Computers	11%	*
* Represents less than 10%

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated balances of other comprehensive income or loss were (in thousands):

	June 30, 2016
	Unrealized Gains/Losses on Investments	Tax benefit (provision) related to items of other comprehensive income or loss	Total
Beginning balance	$(1,437)	$504	$(933)
Other comprehensive income (loss) before reclassifications	2,552	(893)	1,659
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	1	(2)
Net current-period other comprehensive income (loss)	2,549	(892)	1,657
Ending balance	$1,112	$(388)	$724

The details of reclassification out of accumulated other comprehensive income (loss) were (in thousands):

Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on investments	$(3)	Other expense—net
Tax benefit related to items of other comprehensive loss	1	Provision for income taxes
Total reclassification for the period	$(2)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), Euro (“EUR”), Great British pound (“GBP”), and Chinese yen (“CNY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other expense—net in the condensed consolidated statement of operations. As of June 30, 2016, the fair value of the forward exchange contracts was not material.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of June 30, 2016 and December 31, 2015 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of June 30, 2016
CAD	Sell	$7,209

Currency—As of December 31, 2015
CAD	Sell	$7,011

17. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $0.1 million and $0.9 million during the three months ended June 30, 2016 and June 30, 2015, respectively. No contingent fees were incurred during the three months ended June 30, 2016 and June 30, 2015. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $0.4 million and $2.8 million during the six months ended June 30, 2016 and June 30, 2015, respectively.  Of such amounts, $0.2 million and $0.5 million were incurred under contingent fee arrangements during the six months ended June 30, 2016 and June 30, 2015, respectively. Amounts due and payable to the law firm were $0.3 million and $5.3 million as of June 30, 2016 and December 31, 2015, respectively.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the proportion of our revenue that consists of our product and service and other revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased functionality and value in our security subscription and support service offerings;

•	growing our sales to enterprise, service provider and government organizations, and the impact of sales to these organizations on our long-term growth, expansion and operating results;

•	trends in revenue, costs of revenue and gross margin;

•
trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to capital expenditures;

•	competition in our markets;

•	integration of acquired companies and technologies and expectations related to acquisitions;

•	success of our recently implemented enterprise resource planning (“ERP”) system;

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

Our common operating system, centralized management and open application program interfaces allow many of the solutions in our portfolio to be combined to create an integrated security architecture (“Fortinet Security Fabric”) designed to address sophisticated threats and next-generation environments. The Fortinet Security Fabric connects our products, services and ecosystem partner solutions to help provide seamless protection at all points in the network, from endpoint to data center to cloud, regardless of whether deployed in physical, virtual or hybrid environments. Our Security Fabric delivers integrated scalability, access, awareness, security and openness both from the cloud and for the cloud. At the core of our Security Fabric is our FortiGate physical and virtual appliances, which ship with a set of broad security services, including firewall, virtual private network, application control, intrusion prevention, web filtering and advanced threat protection. These security services are enabled by our FortiGuard Labs, which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance. FortiGate also has extensive networking capabilities such as switching, routing, native internet protocol version 6 and different modes of deployment. FortiManager provides central management and FortiAnalyzer provides reporting and analytics.

Enterprise customers select the form factor and deployment method that best meet their specific security requirements, such as a high-speed data center firewall at the network core, a next generation firewall at the edge or a distributed firewall solutions at branch sites. Small businesses tend to deploy unified threat management devices. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses or distributed enterprises, FortiGate-200 to -900 series for mid-sized enterprises, to the FortiGate-1000 to -6000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, to which end-customers can subscribe in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering, and anti-spam functionality. End-customers can also choose to purchase FortiCare technical support services for our products. End-customers also often use FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management and analysis and reporting capabilities.

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

Financial Highlights

•
We recorded total revenue of $311.4 million and $596.0 million during the three and six months ended June 30, 2016, respectively, an increase of 30% and 32%, respectively, compared to the same periods last year. Product revenue was $136.6 million and $261.2 million during the three and six months ended June 30, 2016, an increase of 19% and 23% compared to the same periods last year. Service revenue was $174.8 million and $334.8 million during the three and six months ended June 30, 2016, an increase of 40% and 39% compared to the same periods last year.

•	Cash, cash equivalents and investments were $1.22 billion as of June 30, 2016, an increase of $57.7 million, or 5%, from December 31, 2015.

•	Deferred revenue was $904.0 million as of June 30, 2016, an increase of $112.7 million, or 14%, from December 31, 2015.

•	We generated cash flows from operating activities of $168.5 million during the six months ended June 30, 2016, an increase of $19.6 million, or 13%, compared to the same period last year.

•	In June 2016, we acquired AccelOps, a provider of network security monitoring and analytics solutions, for a total cash consideration of $22.3 million.

Revenue grew during the three and six months ended June 30, 2016 compared to the same periods last year, as our Security Fabric put us in a strong competitive position in a robust security market. Our strategy to invest in sales and marketing has enabled us to gain more enterprise customers today than we have had in the past. Large enterprises represent significant opportunity for cross-sell and upsell, as they tend to purchase more products and services over time. During the three months ended June 30, 2016, our revenue growth was driven by greater sales of our FortiGate and FortiGuard offerings, as we continued to see diversity of FortiGate product sales across all segments. Our high-end FortiGate products (FortiGate-1000 to -6000 series) accounted for 36% of billings. Our mid-range products (FortiGate-200 to -900 series) accounted for 28% of billings, and our entry-level products (FortiGate-20 to -100 series) accounted for 36% of billings. Service revenue also increased as we continue to add to and charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

During the three and six months ended June 30, 2016, operating expenses increased by 38% and 40%, respectively, as compared to the same period last year. The increase was primarily driven by our accelerated pace of hiring and investments made to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains. In addition, we incurred expenses from business design and reengineering related to the implementation of an ERP system. Headcount increased by 37% to 4,562 employees and contractors as of June 30, 2016, up from 3,336 as of June 30, 2015.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, which have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical and virtual appliances, most frequently as part of a bundle offering that includes hardware and services. We invoice at the time of our sale for the total price of the products and subscription and technical support services for what has been delivered, and the invoice is generally payable within 30 to 90 days. We generally recognize product revenue up-front and defer revenue for the sale of new, and renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts. We recognize the related service revenue over the service period, which is typically one to three years, although it can be as long as five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which contributes significantly to our increase in gross margin, as well as our positive cash flow from operations.

Key Metrics

We monitor a number of financial and operating metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings, cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow. We discuss revenue below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP) and free cash flow (non-GAAP) are discussed immediately below the following table.

	Three Months Ended Or As Of
	June 30, 2016	June 30, 2015
	(in thousands)
Revenue	$311,391	$239,785
Deferred revenue	$903,981	$657,561
Billings (Non-GAAP)	$373,784	$297,175
Cash, cash equivalents and investments	$1,221,991	$1,148,371
Net cash provided by operating activities	$67,941	$84,305
Free cash flow (Non-GAAP)	$53,498	$73,544

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance and the mix of short-term and long-term deferred revenue because it represents a significant portion, and the timing, of revenue to be recognized in future periods.

Billings (Non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Billings:
Revenue	$311,391	$239,785
Add increase in deferred revenue	66,793	57,390
Less deferred revenue balance acquired in business acquisition	(4,400)	—
Total billings (Non-GAAP)	$373,784	$297,175

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparison of our operating results to those of our peer companies. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$67,941	$84,305
Less purchases of property and equipment	(14,443)	(10,761)
Free cash flow (Non-GAAP)	$53,498	$73,544

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

Except for the change in certain policies around stock-based compensation as a result of the early adoption of ASU 2016-09, there have been no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2016, as compared to the critical accounting policies and estimates described in the Form 10-K. See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion relating to our change in certain accounting policies related to stock-based compensation.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30, 2016		June 30, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$136,641	44%	$114,777	48%	$21,864	19%
Service	174,750	56	125,008	52	49,742	40
Total revenue	$311,391	100%	$239,785	100%	$71,606	30%
Revenue by geography:
Americas	$132,646	43%	$108,593	45%	$24,053	22%
EMEA	114,453	36	83,404	35	31,049	37
APAC	64,292	21	47,788	20	16,504	35
Total revenue	$311,391	100%	$239,785	100%	$71,606	30%

Total revenue increased by $71.6 million, or 30%, during the three months ended June 30, 2016 compared to the same period last year. On a geographic basis, revenue continued to be diversified globally. All three regions experienced revenue growth compared to the same period last year, with EMEA contributing to the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $21.9 million, or 19%, during the three months ended June 30, 2016 compared to the same period last year. The increase in product revenue was primarily driven by greater sales of our FortiGate product family, as well as growth in other product lines. Service revenue increased by $49.7 million, or 40%, during the three months ended June 30, 2016 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. Service revenue also increased as we continue to add to and charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$52,788	$47,397	$5,391	11%
Service	31,715	22,101	9,614	44
Total cost of revenue	$84,503	$69,498	$15,005	22%
Gross margin (%):
Product	61.4%	58.7%	2.7%
Service	81.9	82.3	(0.4)
Total gross margin	72.9%	71.0%	1.9%

Total gross margin increased by 1.9 percentage points during the three months ended June 30, 2016 compared to the same period last year, primarily driven by an increase in product gross margin. Product gross margin increased by 2.7 percentage points during the three months ended June 30, 2016 compared to the same period last year. Product gross margin was positively impacted by lower warranty expense, as well as higher sales of software products such as certain of our virtualized security solutions.

Service gross margin decreased by 0.4 percentage points during the three months ended June 30, 2016 as compared to the same period last year. Cost of service revenue increased by $9.6 million primarily due to a $5.8 million increase in personnel costs related to headcount increases. In addition, cost of service revenue increased due to an increase in product replacement costs related to our extended support service offerings.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2016		June 30, 2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$45,502	15%	$37,389	16%	$8,113	22%
Sales and marketing	162,694	52	111,928	47	50,766	45
General and administrative	22,184	7	18,018	8	4,166	23
Restructuring charges	553	—	—	—	553	*
Total operating expenses	$230,933	74%	$167,335	70%	$63,598	38%
* not meaningful

Research and development

Research and development expense increased by $8.1 million, or 22%, during the three months ended June 30, 2016 compared to the same period last year, primarily due to an increase of $6.1 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $1.5 million. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level during the remainder of 2016.

Sales and marketing

Sales and marketing expense increased by $50.8 million, or 45%, during the three months ended June 30, 2016 compared to the same period last year, primarily due to an increase of $40.1 million in personnel costs as we continued to increase our sales and marketing headcount. Marketing-related expenses increased by $2.8 million as we invested in marketing to drive broader market awareness, create a global marketing engine, build broad market lead generation, nurture programs and accelerate pipeline. In addition, we incurred increases in travel and entertainment expenses of $3.1 million and depreciation expense and occupancy-related costs of $2.1 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but at a slower pace. As such, we expect sales and marketing expense as a percentage of total revenue to slightly decrease during the remainder of 2016.

General and administrative

General and administrative expense increased by $4.2 million, or 23%, during the three months ended June 30, 2016 compared to the same period last year. During the three months ended June 30, 2016, we expensed an additional $4.9 million relating to business process design and reengineering in preparation of implementing a new ERP system compared to the same period last year. In addition, personnel costs increased by $2.8 million due to increase in headcount in order to support our expanding business. The increase in expense was partially offset by lower professional fees, such as legal fees, of $1.8 million and other costs of $1.2 million. As a percentage of total revenue, we expect general and administrative expense to remain at a relatively comparable level during the remainder of 2016.

Restructuring charges

Restructuring charges of $0.6 million during the three months ended June 30, 2016 primarily relate to our restructuring activities related to the acquisition of AccelOps. See Note 9 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the

“Liquidity and Capital Resources” section of this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest income and other expense—net

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
	(in thousands, except percentages)
Interest income	$1,705	$1,364	$341	25%
Other expense—net	(1,350)	(830)	(520)	63

Interest income increased during the three months ended June 30, 2016 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in Other expense—net during the three months ended June 30, 2016 as compared to the same period last year was the result of higher foreign currency exchange losses. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	June 30, 2016	June 30, 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(2,302)	$2,694	$(4,996)	(185)%
Effective tax rate (%)	62%	77%	(15)%	*
* not meaningful

Our effective tax rate was 62% for the three months ended June 30, 2016, as compared to an effective tax rate of 77% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, and foreign withholding and income taxes. The changes in the tax provision and effective tax rate were primarily due to the tax benefit from adoption of the new accounting guidance relating to stock-based compensation and the tax benefit from the U.S. federal R&D credit. The tax rate for the three months ended June 30, 2015 did not include a benefit from the U.S. federal R&D credit as the credit had expired in December 2014. In December 2015, the U.S. federal R&D credit was made permanent and the tax benefit was reflected on the income tax provision for the three months ended June 30, 2016.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Six Months Ended June 30, 2016 and June 30, 2015

Revenue

	Six Months Ended
	June 30, 2016		June 30, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$261,213	44%	$212,286	47%	$48,927	23%
Service	334,754	56	240,385	53	94,369	39
Total revenue	$595,967	100%	$452,671	100%	$143,296	32%
Revenue by geography:
Americas	$252,692	42%	$200,153	44%	$52,539	26%
EMEA	219,944	37	159,068	35	60,876	38
APAC	123,331	21	93,450	21	29,881	32
Total revenue	$595,967	100%	$452,671	100%	$143,296	32%

Total revenue increased by $143.3 million, or 32%, during the six months ended June 30, 2016 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with EMEA contributing the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $48.9 million, or 23%, during the six months ended June 30, 2016 compared to the same period last year. The increase in product revenue was primarily driven by greater sales in our FortiGate product family, as well as growth in other product lines.

Service revenue increased by $94.4 million, or 39%, during the six months ended June 30, 2016 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our large enterprise customers, as well as the renewals of similar contracts sold in earlier periods. Service revenue also increased as we continue to add to and charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$102,101	$88,765	$13,336	15%
Service	60,046	44,335	15,711	35
Total cost of revenue	$162,147	$133,100	$29,047	22%
Gross margin (%):
Product	60.9%	58.2%	2.7%
Service	82.1	81.6	0.5
Total gross margin	72.8%	70.6%	2.2%

Total gross margin increased by 2.2 percentage points during the six months ended June 30, 2016 compared to the same period last year, as both product and service gross margins increased. Product gross margin increased by 2.7 percentage points during the six months ended June 30, 2016 compared to the same period last year. Product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as lower warranty expense.

Service gross margin increased by 0.5 percentage points during the six months ended June 30, 2016 as compared to the same period last year as we scaled efficiencies resulting from our ability to add to and charge more for functionality and value to our service offerings, which have translated into improved service margins. Cost of service revenue increased by $15.7 million primarily due to a $9.8 million increase in personnel costs as a result of increased headcount.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2016		June 30, 2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$90,256	15%	$73,205	16%	$17,051	23%
Sales and marketing	308,797	52	212,537	47	96,260	45
General and administrative	41,623	7	29,979	7	11,644	39
Restructuring charges	881	—	—	—	881	*
Total operating expenses	$441,557	74%	$315,721	70%	$125,836	40%
* not meaningful

Research and development

Research and development expense increased by $17.1 million, or 23%, during the six months ended June 30, 2016 compared to the same period last year primarily due to an increase of $10.9 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation expense and other occupancy-related costs increased by $3.4 million and costs of test supplies and prototype materials used in product development increased by $1.4 million.

Sales and marketing

Sales and marketing expense increased by $96.3 million, or 45%, during the six months ended June 30, 2016 compared to the same period last year, primarily due to an increase of $73.9 million in personnel costs as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expense increased by $8.0 million as we invested significantly in marketing programs to capture market share, particularly in the large enterprise market, including costs related to trade-shows and lead generation. In addition, depreciation expense and other occupancy-related expense increased by $5.6 million and travel and entertainment expense increased by $5.1 million.

General and administrative

General and administrative expense increased by $11.6 million, or 39%, during the six months ended June 30, 2016 compared to the same period last year. During the six months ended June 30, 2016, we expensed an additional $7.8 million - relating to business process design and reengineering in preparation of the ERP system implementation compared to the same period last year. In addition, personnel costs increased by $6.5 million, as we continued to increase our headcount in order to support our expanding business. The increase in expense was partially offset by lower professional fees, such as legal fees, of $2.4 million.

Interest income and other expense—net

	Six Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
	(in thousands, except percentages)
Interest income	$3,451	$2,786	$665	24%
Other expense—net	(2,662)	(1,507)	(1,155)	77

Interest income increased during the six months ended June 30, 2016 compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in Other expense—net for the six months ended June 30, 2016 when compared to the same period last year, was the result of higher foreign currency exchange losses. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2016	June 30, 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(7,678)	$2,777	$(10,455)	(376)%
Effective tax rate (%)	111%	54%	57%	*
* not meaningful

Our effective tax rate was 111% for the six months ended June 30, 2016, compared with an effective tax rate of 54% for the same period last year. The benefit from income taxes for the six months ended June 30, 2016 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The changes in the tax provision and effective tax rate were primarily due to the tax benefit from the adoption of the new accounting guidance relating to stock-based compensation and the tax benefit from the U.S. federal R&D credit. The tax rate for the six months ended June 30, 2015 did not include a benefit from the U.S. federal R&D credit as the credit had expired in December 2014. In December 2015, the U.S. federal R&D credit was made permanent and the tax benefit was reflected on the income tax provision for the six months ended June 30, 2016.

Liquidity and Capital Resources

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$596,380	$543,277
Investments	625,611	621,033
Total cash, cash equivalents and investments	$1,221,991	$1,164,310
Working capital (1)	$621,920	$591,873

	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Cash provided by operating activities	$168,532	$148,924
Cash provided by (used in) investing activities	(69,417)	17,930
Cash provided by (used in) financing activities	(46,012)	31,285
Net increase in cash and cash equivalents	$53,103	$198,139

(1) Working capital is defined as current assets less current liabilities.

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards, the timing of sales within an accounting period, and investments in strategic relationships that we have made or may make in the future. Our liquidity may be impacted by our customer-buying patterns and the efforts of our sales force and channel partners, which have historically resulted in our receiving a substantial portion of our billings during the last two weeks of the quarter. Billings during the last two weeks of the second quarter of 2016 were in excess of 40% compared to the historical eight-quarter average of 33%. As of June 30, 2016, $150.0 million remains available for future share repurchases under our share repurchase program, which will be financed through our available working capital. In recent years we have received significant capital as a result of the exercise of stock options and purchases under our ESPP. We expect proceeds in future years to decrease due to the increased mix of RSUs granted versus stock options and also to be impacted by our share price. During 2016, we expect to spend $80.0 million to $90.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth and the implementation of our ERP system.

As of June 30, 2016, our cash, cash equivalents, and investments of $1.2 billion were invested primarily in U.S. government and agency securities, municipal bonds, corporate debt securities, commercial paper, certificates of deposit and term deposits, and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of June 30, 2016, $455.2 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income or loss, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment, amortization of intangible assets and amortization of investment premiums.

Our operating activities during the six months ended June 30, 2016 provided $168.5 million in cash as a result of our continued growth in billings and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, which was partially offset by an increase in payments to vendors.

Our operating activities during the six months ended June 30, 2015 provided $148.9 million in cash as a result of our continued growth in billings and the ability to successfully manage our working capital. Changes in operating assets and liabilities primarily included an increase in payments received from customers, partially offset by an increase in payments to vendors for inventory-related purchases and prepayment of certain expenses.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments purchases of property and equipment, and payments made in connection with business acquisitions. Historically, in making a lease versus purchase decision related to our larger facilities, we have elected to purchase the facility. We expect to make similar decisions in the future.

During the six months ended June 30, 2016, cash used for investing activities was primarily due to the $44.4 million we spent on capital expenditures, including our purchase of a warehouse in Union City, California for total cash of $18.5 million, and a $20.7 million payment for the acquisition of AccelOps. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $4.4 million.

During the six months ended June 30, 2015, cash provided by investing activities was a result of positive cash flow due to maturities, net of purchases, from our investments of $33.6 million, partially offset by capital expenditures of $15.7 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, and repurchase and retirement of common stock.

During the six months ended June 30, 2016, cash used for financing activities was $46.0 million, primarily due to $50.0 million used to repurchase our common stock. This was partially offset by $5.6 million of proceeds from the issuance of common stock, net of taxes paid, related to withholding upon issuance of equity awards.

During the six months ended June 30, 2015, cash provided by financing activities was $31.3 million as a result of proceeds of $42.6 million from the issuance of common stock under our stock-based compensation plans. This cash inflow was partially offset by $11.4 million of withholding tax payments upon issuance of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2016 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 10 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2016 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In July 2015, we completed the acquisition of Meru. We have integrated Meru into our systems and controls environment as of June 30, 2016. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	inventory management;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers;

•	seasonal buying patterns of our end-customers;

•	timing and level of our investments in sales and marketing and the impact on operating expenses and operating margin;

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

Billings and revenue growth may slow, or we may experience a decrease in billings and revenue, for a number of reasons, including a slowdown in demand for our products or services, increased competition, a decrease in the growth of our overall market, softness in demand in certain geographies or industry verticals, such as the service provider industry, if we fail for any reason to continue to capitalize on growth opportunities, and due to other risks identified in the “Risk Factors.” Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, and we may experience margin declines in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure, or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins, and continue our billings and revenue growth could cause the price of our common stock to materially decline.

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenues from the sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing FortiGuard security subscription and FortiCare technical support services contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription or FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, and in some instances has been as long as five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription or FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription or FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

We generate a majority of revenue from sales to distributors, resellers and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We market and sell our products throughout the world and have established sales offices in many parts of the world and our international sales have represented more than a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

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

The average sales prices of our products and services may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The average sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past and may in the future negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the average sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and services offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, in the second quarter of 2016, the portion of billings during the last two weeks of the quarter was in excess of 40%, and, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for 33% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products and increased lead generation, or if we experience turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results will be harmed.

A significant portion of our sales are through a limited number of distributors, and substantially all of our revenue is generated through sales by our channel partners, including distributors and resellers. We depend upon our channel partners to generate a significant portion of our sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended June 30, 2016, Exclusive Networks Group and Ingram Micro, which distributed our solutions to a large group of resellers and end-customers, accounted for 20% and 10% of our total revenue, respectively. During the six months ended June 30, 2016, Exclusive Networks Group, which distributed our solutions to a large group of resellers and end-customers, accounted for 20% of our total revenue. During the three and six months ended June 30, 2015, Exclusive Networks Group, accounted for 17%, of our total revenue. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on the manual processing of emails internally and receipt of customer purchase orders through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a majority of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

We may experience difficulties implementing and maintaining our new enterprise resource planning system.

We have recently implemented a new ERP system. ERP implementations are complex and time-consuming, and involve substantial expenditures on maintenance activities and software. The ERP system will be critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, warranty liabilities, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes, and litigation and settlement costs.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British Pound. For example, the vote in the United Kingdom in June 2016 to leave the European Union resulted in significant fluctuations in the exchange rate of the British Pound. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts and, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products, our real property, and laws relating to the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

We will not succeed unless the marketplace is confident that we provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, and third parties may attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot assure you that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data, or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, service provider and government organization end-customers require higher levels of support than smaller end-customers because of their more complex deployments. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large enterprises, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the FASB standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and, in some cases, is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The tax authorities in France are examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. We are in the early stages of this inquiry and as of yet no official audit has been opened. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 34 countries, including the United States, has been working on a Base Erosion and Profit Sharing Project. As part of this project, the OECD has issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

In order to remain competitive, we may seek to acquire additional businesses, products, or technologies and intellectual property, such as patents. For example, we closed our acquisitions of Meru and AccelOps in the third quarter of 2015 and the second quarter of 2016, respectively. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP system, sales and support processes and systems, and other processes and systems with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete, such as our acquisition of AccelOps, may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood, or other catastrophic event could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data office center in Vancouver, Canada is subject to the risk of flooding and is also in a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services such as obtaining product components and manufacturing products on a timely basis and assisting with shipments on a timely basis as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in delays or cancellations of customer orders, or in the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Check Point, Cisco, SonicWall, F5 Networks, FireEye, Intel/McAfee, Juniper, Palo Alto Networks, Sophos and Symantec.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Cisco’s acquisition of SourceFire, Juniper’s acquisition of NetScreen Technologies Inc., Intel’s acquisition of McAfee and Check Point’s acquisition of Nokia Corporations’ security appliance business, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during the six months ended June 30, 2016, the closing price of our common stock ranged from $23.83 to $34.78.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

During the three months ended June 30, 2016, there were no shares repurchased under the Program. As of June 30, 2016, $150.0 million remained available for future share repurchases under the Program.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016

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
______________________________

* Filed herewith.