Form 10-Q
period 2016-09-30
FORTINET INC
filed 2016-11-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 31, 2016, there were 173,039,498 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

Part I

ITEM 1.	Financial Statements

FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$647,513	$543,277
Short-term investments	382,909	348,074
Accounts receivable—net of reserves for sales returns and doubtful accounts of $14,582 and $6,228 at September 30, 2016 and December 31, 2015, respectively	238,988	259,563
Inventory	93,731	83,868
Prepaid expenses and other current assets	31,732	35,761
Total current assets	1,394,873	1,270,543
LONG-TERM INVESTMENTS	240,228	272,959
DEFERRED TAX ASSETS	189,434	119,216
PROPERTY AND EQUIPMENT—net	126,109	91,067
OTHER INTANGIBLE ASSETS—net	27,849	17,640
GOODWILL	14,553	4,692
OTHER ASSETS	17,114	14,393
TOTAL ASSETS	$2,010,160	$1,790,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,530	$61,500
Accrued liabilities	37,280	33,028
Accrued payroll and compensation	65,610	61,111
Income taxes payable	7,795	8,379
Deferred revenue	582,145	514,652
Total current liabilities	750,360	678,670
DEFERRED REVENUE	352,647	276,651
INCOME TAX LIABILITIES	67,996	60,624
OTHER LIABILITIES	16,069	19,188
Total liabilities	1,187,072	1,035,133
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 173,513 and 171,399 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	173	171
Additional paid-in capital	779,669	687,658
Accumulated other comprehensive income (loss)	153	(933)
Retained earnings	43,093	68,481
Total stockholders’ equity	823,088	755,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,010,160	$1,790,510
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE:
Product	$127,972	$119,737	$389,185	$332,023
Service	188,674	140,331	523,428	380,716
Total revenue	316,646	260,068	912,613	712,739
COST OF REVENUE:
Product	50,267	46,167	152,368	134,932
Service	34,532	25,534	94,578	69,869
Total cost of revenue	84,799	71,701	246,946	204,801
GROSS PROFIT:
Product	77,705	73,570	236,817	197,091
Service	154,142	114,797	428,850	310,847
Total gross profit	231,847	188,367	665,667	507,938
OPERATING EXPENSES:
Research and development	47,239	42,110	137,495	115,315
Sales and marketing	154,831	120,994	463,628	333,531
General and administrative	22,006	21,220	63,629	51,199
Restructuring charges	2,283	5,883	3,164	5,883
Total operating expenses	226,359	190,207	667,916	505,928
OPERATING INCOME (LOSS)	5,488	(1,840)	(2,249)	2,010
INTEREST INCOME	1,888	1,333	5,339	4,119
OTHER EXPENSE—net	(787)	(653)	(3,449)	(2,160)
INCOME (LOSS) BEFORE INCOME TAXES	6,589	(1,160)	(359)	3,969
PROVISION FOR (BENEFIT FROM) INCOME TAXES	298	(9,329)	(7,380)	(6,552)
NET INCOME	$6,291	$8,169	$7,021	$10,521
Net income per share (Note 8):
Basic	$0.04	$0.05	$0.04	$0.06
Diluted	$0.04	$0.05	$0.04	$0.06
Weighted-average shares outstanding:
Basic	173,335	171,648	172,212	169,898
Diluted	177,938	177,897	176,046	175,963
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$6,291	$8,169	$7,021	$10,521
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(879)	337	1,670	400
Tax provision (benefit)	(308)	118	584	141
Other comprehensive income (loss)—net of taxes	(571)	219	1,086	259
Comprehensive income	$5,720	$8,388	$8,107	$10,780

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,021	$10,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,896	22,206
Amortization of investment premiums	3,828	5,770
Stock-based compensation	90,342	67,001
Other non-cash items—net	4,846	2,681
Changes in operating assets and liabilities:
Accounts receivable—net	12,788	20,923
Inventory	(24,555)	(12,427)
Deferred tax assets	(35,005)	(28,297)
Prepaid expenses and other current assets	4,301	(7,806)
Other assets	(2,595)	(264)
Accounts payable	(1,584)	(9,842)
Accrued liabilities	598	(3,296)
Accrued payroll and compensation	3,253	(1,895)
Other liabilities	(3,119)	(1,232)
Deferred revenue	142,867	136,193
Income taxes payable	6,789	13,753
Net cash provided by operating activities	244,671	213,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(370,573)	(329,687)
Sales of investments	21,805	35,384
Maturities of investments	344,959	364,256
Purchases of property and equipment	(50,319)	(29,013)
Payments made in connection with business acquisition, net of cash acquired	(22,087)	(38,025)
Net cash provided by (used in) investing activities	(76,215)	2,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,292	63,543
Taxes paid related to net share settlement of equity awards	(29,886)	(22,989)
Repurchase and retirement of common stock	(75,000)	—
Payments of debt assumed in connection with business acquisition	(1,626)	—
Net cash provided by (used in) financing activities	(64,220)	40,554
NET INCREASE IN CASH AND CASH EQUIVALENTS	104,236	257,458
CASH AND CASH EQUIVALENTS—Beginning of period	543,277	283,254
CASH AND CASH EQUIVALENTS—End of period	$647,513	$540,712
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net of refunds	$20,534	$15,272
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$15,627	$13,695
Liability for purchase of property and equipment and asset retirement obligations	$8,325	$2,243
Equity awards assumed in connection with business acquisition	$—	$471
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly-owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, contained in our Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on February 26, 2016. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements for the year ended December 31, 2015.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2016, except for changes to our policy related to stock-based compensation expense. For more information, refer to the “Recently Adopted Accounting Standards.”

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

We elected to early adopt the new guidance in the second quarter of 2016. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital, as well as the adjustment in stock-based compensation expense as a result of our change in forfeiture policy. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. We adopted this change on a modified retrospective basis, and recorded unrecognized excess tax benefits of $32.4 million as a cumulative-effect adjustment, which increased retained earnings on January 1, 2016. The new guidance also requires us to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period these arise. As a result, our provision for income taxes decreased by $3.6 million during the first quarter of 2016.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of ASU 2016-09 impacted our previously reported quarterly results for the three months ended March 31, 2016, as well as our weighted average shares outstanding—diluted, as follows (in thousands, except for earnings per share):

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

In September 2015, the FASB issued ASU 2015-16—Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. We adopted ASU 2015-16 on January 1, 2016. The adoption of ASU 2015-16 has not had any impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In October 2016, the FASB issued ASU 2016-16—Income Taxes —Intra-Entity Transfer of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for us beginning on January 1, 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us beginning on January 1, 2018. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us beginning on January 1, 2020, with the option to adopt early on January 1, 2019. We are currently evaluating the impact of ASU 2016-13 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases, which amends lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of optional practical expedients that entities may elect to apply. We expect our assets and liabilities to increase as a result of the adoption of this standard. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12—Revenue from Contracts with Customers—Narrow-scope Improvements and Practical Expedients, which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. These standards will be effective for us beginning on January 1, 2018. We are currently evaluating the impact of these new standards on our consolidated financial statements.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

Our investments as of September 30, 2016 and December 31, 2015 were (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$385,016	$425	$(211)	$385,230
Commercial paper	127,059	18	(43)	127,034
Municipal bonds	53,821	14	(36)	53,799
Certificates of deposit and term deposits (1)	4,322	—	—	4,322
U.S. government and agency securities	52,686	72	(6)	52,752
Total available-for-sale securities	$622,904	$529	$(296)	$623,137

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$438,533	$30	$(1,369)	$437,194
Commercial paper	66,263	3	(34)	66,232
Municipal bonds	61,050	12	(40)	61,022
Certificates of deposit and term deposits (1)	14,897	—	—	14,897
U.S. government and agency securities	41,727	3	(42)	41,688
Total available-for-sale securities	$622,470	$48	$(1,485)	$621,033

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015 were (in thousands):

	September 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$157,390	$(188)	$37,548	$(22)	$194,938	$(210)
Commercial paper	19,320	(43)	—	—	19,320	(43)
Municipal bonds	36,163	(37)	—	—	36,163	(37)
U.S. government and agency securities	5,492	(6)	—	—	5,492	(6)
Total available-for-sale securities	$218,365	$(274)	$37,548	$(22)	$255,913	$(296)

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348,534	$(1,187)	$42,033	$(182)	$390,567	$(1,369)
Commercial paper	31,977	(34)	—	—	31,977	(34)
Municipal bonds	41,677	(36)	1,008	(4)	42,685	(40)
U.S. government and agency securities	34,703	(42)	—	—	34,703	(42)
Total available-for-sale securities	$456,891	$(1,299)	$43,041	$(186)	$499,932	$(1,485)

The contractual maturities of our investments as of September 30, 2016 and December 31, 2015 were (in thousands):

	September 30, 2016	December 31, 2015
Due within one year	$382,909	$348,074
Due within one to three years	240,228	272,959
Total	$623,137	$621,033

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of September 30, 2016.

Fair Value Accounting—We apply the following fair value hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The fair values of our financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were (in thousands):

	September 30, 2016				December 31, 2015
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$385,230	$—	$385,230	$—	$437,194	$—	$437,194	$—
Commercial paper	132,033	—	132,033	—	69,231	—	69,231	—
Municipal bonds	53,799	—	53,799	—	61,022	—	61,022	—
Certificates of deposit and term deposits	4,322	—	4,322	—	14,897	—	14,897	—
Money market funds	21,886	21,886	—	—	50,030	50,030	—	—
U.S. government and agency securities	52,752	42,243	10,509	—	41,688	25,693	15,995	—
Total	$650,022	$64,129	$585,893	$—	$674,062	$75,723	$598,339	$—

Reported as:
Cash equivalents	$26,885				$53,029
Short-term investments	382,909				348,074
Long-term investments	240,228				272,959
Total	$650,022				$674,062

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Our inventory as of September 30, 2016 and December 31, 2015 consisted of (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$19,690	$15,425
Finished goods	74,041	68,443
Inventory	$93,731	$83,868

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.4 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively. Inventory also includes materials at contract manufacturers of $6.3 million and $4.9 million as of September 30, 2016 and December 31, 2015, respectively.

4. PROPERTY AND EQUIPMENT—net
Our property and equipment—net as of September 30, 2016 and December 31, 2015 consisted of (in thousands):

	September 30, 2016	December 31, 2015
Land	$31,251	$21,683
Building and building improvements	44,513	28,841
Evaluation units	17,633	15,784
Computer equipment and software	62,585	45,632
Furniture and fixtures	13,127	8,901
Construction-in-progress	4,365	8,106
Leasehold improvements	16,501	11,179
Total property and equipment	189,975	140,126
Less: accumulated depreciation	(63,866)	(49,059)
Property and equipment—net	$126,109	$91,067

Depreciation expense was $10.2 million and $7.5 million during the three months ended September 30, 2016 and September 30, 2015, respectively. Depreciation expense was $28.6 million and $20.3 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

Our investments in the equity securities of three privately-held companies totaled $10.3 million as of September 30, 2016 and December 31, 2015. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as Other assets on our condensed consolidated balance sheet and would be measured at fair value if indicators of impairment exist. As of September 30, 2016, no events have occurred that would adversely affect the carrying value of these investments.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. BUSINESS COMBINATIONS

AccelOps, Inc.

On June 7, 2016, we completed our acquisition of AccelOps, Inc. (“AccelOps”), a provider of network security monitoring and analytics solutions for total cash consideration of $22.1 million, net of cash received. We believe this acquisition will extend the Fortinet Security Fabric (as defined below) by enhancing our network security visibility, security data analytics, and threat intelligence across multi-vendor solutions.

The acquisition of AccelOps is accounted as a business combination in accordance with the Accounting Standards Codification Topic 805 “Business Combinations” (“ASC 805”) issued by the FASB. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. We included acquisition-related costs of $0.3 million in general and administrative expenses. The total purchase price was allocated to AccelOps’ identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The acquisition also included a contingent obligation for up to $4.0 million in future earn out payments to certain former stockholders of AccelOps if specified future financial targets are met for the three and six months period ended June 30, 2016 and December 31, 2016, respectively. The financial target for the three months period ended June 30, 2016 was not met.  As of September 30, 2016, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the remaining target. We will remeasure the contingent consideration during the contingency period for the remaining target, with changes in fair value to be recorded in our consolidated statements of operations.

Total allocation of the purchase price was (in thousands):

Cash and cash equivalents	$171
Accounts receivable	1,126
Prepaid expenses and other assets	430
Property and equipment	203
Deferred tax assets	3,435
Finite-lived intangible assets	14,900
Indefinite-lived intangible assets in process research and development	1,600
Goodwill	9,861
Total assets acquired	31,726
Deferred revenue	4,400
Accounts payable and accrued liabilities	3,348
Other liabilities	1,694
Total liabilities assumed	9,442
Total purchase price allocation	$22,284

Finite-lived intangible assets consist of developed technology, customer relationships, and other intangible assets. AccelOps’ technology provides a software solution to manage security, performance and compliance from a single platform. The acquired developed technologies include software patents, know-how, process and designs. The value of customer relationships is attributable to the generation of a consistent income source and the avoidance of costs associated with creating new customer relationships.

The estimated useful life and fair values of the acquired finite-lived intangible assets were as follows (in thousands, except for estimated useful life):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated Useful Life (in years)	Fair Values
Developed technologies	4	$12,400
Customer relationships	3	2,300
Other	2	200
Total		$14,900

The developed technologies and other are amortized on a straight-line basis. The amortization expense of developed technologies and other intangibles are recorded in cost of service revenue. The amortization expense of customer relationships is amortized on an accelerated basis and is recorded in sales and marketing expenses.

Indefinite-lived intangible assets consist of in-process research and development, which will begin to be amortized upon completion of development.

The goodwill of $9.9 million represents the amount of the purchase price in excess of the fair value of the net tangible liabilities assumed and intangible assets acquired, including AccelOps’ assembled workforce. The goodwill recorded as part of the AccelOps acquisition is not deductible for U.S. federal income tax purposes. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

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

We accounted for this transaction as a business combination. During the three and nine months ended September 30, 2015, we included acquisition-related costs of $1.7 million in general and administrative expenses. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customer relationships and trade name are amortized and the amortization expense is recorded in sales and marketing expenses in the condensed consolidated statement of operations. Developed technologies are amortized and the amortization expense is recorded in cost of product revenue in the condensed consolidated statement of operations.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—net

Goodwill

Changes in the carrying amount of goodwill were (in thousands):

Amount
Balance—December 31, 2015	$4,692
Addition due to business acquisition	9,861
Balance—September 30, 2016	$14,553

There were no impairments to goodwill during the three and nine months ended September 30, 2016.

Other Intangible Assets—net

Other intangible assets—net as of September 30, 2016 and December 31, 2015 were (in thousands):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Customer relationships	4.7	$14,500	$4,735	$9,765
Developed technologies and other	3.8	23,984	7,500	16,484
		38,484	12,235	26,249
Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$12,235	$27,849

	December 31, 2015
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,220	$10,980
Developed technologies and other	3.6	11,384	4,724	6,660
Total other intangible assets—net		$23,584	$5,944	$17,640

Amortization expense was $2.8 million and $1.3 million during the three months ended September 30, 2016 and September 30, 2015, respectively. Amortization expense was $6.3 million and $1.9 million during the nine months ended September 30, 2016 and September 30, 2015, respectively. The following table summarizes estimated future amortization expense of Other intangible assets—net with finite lives (in thousands):

Amount
Years:
2016 (remainder)	$2,798
2017	8,450
2018	7,098
2019	5,540
2020	2,363
Total	$26,249

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income	$6,291	$8,169	$7,021	$10,521

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	173,335	171,648	172,212	169,898
Diluted shares:
Weighted-average common stock outstanding-basic	173,335	171,648	172,212	169,898
Effect of potentially dilutive securities:
Stock options	2,009	3,451	1,867	3,669
RSUs (including PSUs)	2,513	2,742	1,891	2,335
ESPP	81	56	76	61
Weighted-average shares used to compute diluted net income per share	177,938	177,897	176,046	175,963
Net income per share:
Basic	$0.04	$0.05	$0.04	$0.06
Diluted	$0.04	$0.05	$0.04	$0.06

The following potentially dilutive shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options	836	265	1,067	271
RSUs (including PSUs)	2,409	1,331	3,946	1,026
ESPP	353	209	211	126
	3,598	1,805	5,224	1,423

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. RESTRUCTURING CHARGES

The following table provides a summary of restructuring activity for the nine months ended September 30, 2016 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2015	$3,689	$229	$3,918
Costs incurred	3,120	44	3,164
Less cash payments	(5,060)	(273)	(5,333)
Less non-cash charges	(89)	—	(89)
Balance as of September 30, 2016	$1,660	$—	$1,660

2015 Meru Restructuring

In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies starting in the third quarter of 2015. To date, we have incurred $7.9 million of charges related to this restructuring. These charges are primarily related to severance payments to be paid in cash and are included in operating expense in the condensed consolidated statements of operations of the period when incurred. We incurred $0.1 million and $0.3 million of charges related to this restructuring during the three and nine months ended September 30, 2016, respectively, and these charges are included in operating expense in the condensed consolidated statements of operations. We do not anticipate incurring additional charges related to this restructuring.

The remaining restructuring reserve of $1.1 million is included in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2016 and is expected to be paid within one year.

2016 Restructuring

In the second and third quarter of 2016, we implemented a plan to restructure and further improve efficiencies in our operations due to the acquisition of AccelOps and certain other activities. We estimate that we will incur approximately $4.1 million of restructuring charges, primarily consisting of severance and other benefits, of which $2.2 million and $2.9 million were incurred during the three and nine months ended September 30, 2016, respectively, and are included in operating expense in the condensed consolidated statements of operations. We expect to incur the remaining charges in the fourth quarter of 2016.

The remaining restructuring reserve of $0.6 million is included in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2016 and is expected to be paid within one year.

10. COMMITMENTS AND CONTINGENCIES

Our future principal contractual obligations as of September 30, 2016 were (in thousands):

	Total	2016 (remainder)	2017	2018	2019	2020	Thereafter
Operating lease commitments	$74,107	$5,756	$17,678	$14,653	$12,359	$10,497	$13,164
Inventory purchase commitments	116,494	90,169	26,325	—	—	—	—
Other contractual commitments and open purchase orders	48,864	33,805	11,466	2,451	855	287	—
Total	$239,465	$129,730	$55,469	$17,104	$13,214	$10,784	$13,164

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $6.1 million and $3.7 million during the three months ended September 30, 2016 and September 30, 2015, respectively. Rent expense was $14.7 million and $9.7 million during the nine months ended September 30, 2016 and September 30, 2015, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2016, we had $116.5 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2016, we had $48.9 million in other contractual commitments that may not be cancelable.

Warranties—Accrued warranty activities are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Accrued warranty balance—beginning of the period	$3,144	$4,269
Warranty costs incurred	(2,260)	(3,413)
Provision for warranty for the period	925	3,638
Adjustment related to pre-existing warranties	(279)	(94)
Accrued warranty balance—end of the period	$1,530	$4,400

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, including contingent legal fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. We have not recorded any significant accrual for loss contingencies associated with such legal proceedings; determined that a significant unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible significant loss is reasonably estimable.

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement and that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, there have been no material awards under such indemnification provisions.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs and PSUs. We also have an ESPP for all eligible employees. As of September 30, 2016, there were a total of 44,406,659 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The activity and related information for RSUs, including PSUs, was (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2015	9,257	$32.97
Granted	4,867	27.54
Forfeited	(1,270)	32.12
Vested	(2,864)	30.37
Balance—September 30, 2016	9,990	$30.99

As of September 30, 2016, total compensation expense related to unvested RSUs, including PSUs, that were granted to employees and non-employees, but not yet recognized, was $273.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.85 years. We did not grant any PSUs during the three and nine months ended September 30, 2016. The stock-based compensation expense related to PSU awards is not material.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The number of shares and amount withheld for employee taxes were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Shares withheld for taxes	347	245	937	590
Amount withheld for taxes	$12,528	$11,628	$29,886	$22,989

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The weighted-average assumptions relating to our employee stock options were:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term in years	4.3	4.3	4.3	4.3
Volatility	38%	37%	42%	38%
Risk-free interest rate	1.1%	1.6%	1.1%	1.5%
Dividend rate	—%	—%	—%	—%

The stock option activity and related information was (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	6,968	$20.03
Granted	1,405	$25.39
Forfeited	(221)	$34.91
Exercised	(1,750)	$10.37
Balance—September 30, 2016	6,402	$23.33	3.22	$89,714
Options exercisable—September 30, 2016	4,469	$21.26	1.99	$70,864

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2016, for all in-the-money options. As of September 30, 2016, total compensation expense related to unvested stock options granted to employees but not yet recognized was $16.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.0 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-average fair value per share granted	$10.62	$15.89	$9.08	$13.60
Intrinsic value of options exercised	$9,340	$40,132	$35,593	$103,170
Fair value of options vested	$1,706	$2,491	$4,583	$9,001

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected term in years	0.5	0.5	0.5	0.5
Volatility	34%	32%	39%	31%
Risk-free interest rate	0.5%	0.2%	0.4%	0.1%
Dividend rate	—%	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-average fair value per share granted	$8.07	$11.42	$7.68	$8.23
Shares issued under the ESPP	537	337	1,151	764
Weighted-average price per share issued	$21.61	$28.05	$21.01	$24.30

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of product revenue	$309	$291	$887	$641
Cost of service revenue	2,238	1,849	6,495	5,141
Research and development	7,648	6,663	22,249	17,361
Sales and marketing	17,378	13,904	50,183	34,482
General and administrative	3,520	3,612	10,528	9,376
Total stock-based compensation expense	$31,093	$26,319	$90,342	$67,001

The stock-based compensation expense by award type was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
RSUs	$27,342	$21,996	$79,244	$53,674
Stock options	1,516	2,669	5,062	9,141
ESPP	2,235	1,654	6,036	4,186
Total stock-based compensation expense	$31,093	$26,319	$90,342	$67,001

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income tax benefit associated with stock-based compensation	$8,223	$5,224	$22,961	$12,867

Share Repurchase Program

In January 2016, our board of directors approved a new Share Repurchase Program (the “Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. Under the Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the three and nine months ended September 30, 2016, we repurchased 0.7 million and  2.7 million shares of common stock under the Program, respectively, in open market transactions at an average price of $36.04 and $27.82 per share, respectively, for an aggregate purchase price of $25.0 million and $75.0 million, respectively. As of September 30, 2016, $125.0 million remained available for future share repurchases under the Program.

12. INCOME TAXES

Our effective tax rate was 5% for the three months ended September 30, 2016, compared to an effective tax rate of 804% for the same period last year. The effective tax rate was 2,053% for the nine months ended September 30, 2016, compared to an effective tax rate of -165% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, foreign withholding taxes and foreign income taxes. The changes in the tax provision for the periods presented were primarily due to the tax benefit from the adoption of the new accounting guidance relating to stock-based compensation. The effective tax rate for the three months ended September 30, 2016 was an expense as compared to a benefit for the same period last year. The increase in effective tax rate for the nine months ended September 30, 2016 was primarily due to additional tax benefits from the adoption of the new accounting guidance relating to stock-based compensation. As a result of the early adoption of the new guidance on stock-based compensation, we recorded income tax benefit of $2.5 million and $8.7 million during the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016 and December 31, 2015, unrecognized tax benefits were $64.9 million and $59.7 million, respectively. The total amount of $63.5 million in unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2016, we had accrued $8.8 million for estimated interest related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. The statute of limitations is open for years that generated state net operating loss carryforwards and after 2009 for state jurisdictions. Additionally, we have foreign net operating losses that have an indefinite life. Generally, we are no longer subject to non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S. federal tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for the tax years 2012, 2013, and 2014. In addition, the tax authorities in France are examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. We are in the early stages of this inquiry and as of yet no official audit has been opened. We are also under audit by the Japanese tax authorities for the years 2013, 2014 and 2015. We do not expect any material adjustments as a result of this audit.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plan and RRSP for the three months ended September 30, 2016 and September 30, 2015 were $1.2 million and $0.9 million, respectively. Our matching contributions to the 401(k) Plan and RRSP during the nine months ended September 30, 2016 and September 30, 2015 were $3.4 million and $2.7 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Americas:
United States	$83,049	$72,767	$239,417	$202,491
Canada	35,211	26,027	100,299	72,676
Other Americas	15,614	14,371	46,850	38,151
Total Americas	133,874	113,165	386,566	313,318
Europe, Middle East, and Africa (“EMEA”)	116,967	91,740	336,911	250,808
Asia Pacific (“APAC”)	65,805	55,163	189,136	148,613
Total revenue	$316,646	$260,068	$912,613	$712,739

Property and Equipment—net	September 30, 2016	December 31, 2015
Americas:
United States	$92,096	$61,064
Other Americas	9,872	8,972
Total Americas	101,968	70,036
EMEA:
France	13,649	13,201
Other EMEA	6,199	3,977
Total EMEA	19,848	17,178
APAC	4,293	3,853
Total property and equipment—net	$126,109	$91,067

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Exclusive Networks Group	19%	17%	19%	17%
Ingram Micro	10%	*	*	*
* Represents less than 10%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	September 30, 2016	December 31, 2015
Exclusive Networks Group	20%	23%
Fine Tec Computers	12%	*
Ingram	10%	*
* Represents less than 10%

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated balances of other comprehensive income or loss were (in thousands):

	September 30, 2016
	Unrealized Gains/Losses on Investments	Tax benefit (provision) related to items of other comprehensive income or loss	Total
Beginning balance at December 31, 2015	$(1,437)	$504	$(933)
Other comprehensive income (loss) before reclassifications	1,668	(583)	1,085
Amounts reclassified from accumulated other comprehensive income (loss)	2	(1)	1
Net current-period other comprehensive income (loss)	1,670	(584)	1,086
Ending balance at September 30, 2016	$233	$(80)	$153

The details of reclassification out of accumulated other comprehensive income (loss) were (in thousands):

Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on investments	$2	Other expense—net
Tax benefit related to items of other comprehensive loss	(1)	Provision for income taxes
Total reclassification for the period	$1

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), Euro (“EUR”), Great British pound (“GBP”), and Chinese yen (“CNY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to hedge balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have maturities between one and three months. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other expense—net in the condensed consolidated statement of operations. As of September 30, 2016, the fair value of the forward exchange contracts was not material.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of September 30, 2016 and December 31, 2015 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of September 30, 2016
CAD	Sell	$4,520

Currency—As of December 31, 2015
CAD	Sell	$7,011

17. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were not material during the three months ended September 30, 2016 and $0.9 million during the three months ended September 30, 2015. No contingent fees were incurred during the three months ended September 30, 2016 and September 30, 2015. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $0.3 million and $3.7 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.  Of such amounts, $0.5 million were incurred under contingent fee arrangements during the nine months ended September 30, 2015. No contingent fees were incurred during the nine months ended September 30, 2016. Amounts due and payable to the law firm were $0.1 million and $5.3 million as of September 30, 2016 and December 31, 2015, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SUBSEQUENT EVENT

Share Repurchase Program

In October 2016, our board of directors authorized the repurchase of up to $100.0 million of shares of our common stock under the Program, increasing our current authorization to $300.0 million through December 2017.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic and geopolitical factors on our international sales;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased functionality and value in our security subscription and support service offerings;

•
growing our sales to enterprise, service provider and government organizations, the impact of sales to these organizations on our long-term growth, expansion and operating results and the effectiveness of our internal sales organization;

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

Our common operating system, centralized management and open application program interfaces allow many of the solutions in our portfolio to be combined to create an integrated security architecture (the “Fortinet Security Fabric”) designed to address sophisticated threats and next-generation environments. The Fortinet Security Fabric connects our products, services and ecosystem partner solutions to help provide seamless protection at all points in the network, from endpoint to data center to cloud, regardless of whether deployed in physical, virtual or hybrid environments. The Fortinet Security Fabric delivers integrated scalability, access, awareness, security and openness both from the cloud and for the cloud. At the core of the Fortinet Security Fabric are our FortiGate physical and virtual appliances, which ship with a broad set of security services, including firewall, virtual private network, anti-malware, anti-spam, application control, intrusion prevention, web filtering and advanced threat protection. Many of these security services are enabled by our FortiGuard Labs team, which provides extensive threat research and a global cloud network to deliver subscription-based services to FortiGate appliances.

Enterprise customers select the form factor and deployment method that best meet their specific security requirements, such as a high-speed data center firewall at the network core, a next generation firewall at the edge, a distributed enterprise firewall at branch sites, or a virtual machine for virtual and cloud environments. Smaller businesses tend to deploy Unified Threat Management devices. We derive a substantial majority of product sales from our FortiGate appliances. End-customers may also purchase FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide enterprise-class centralized management and analysis and reporting capabilities. We recently released our Security Information Event Management (“FortiSIEM”) offering to provide organizations with a broad, holistic and scalable solution for managing network security, performance and compliance standards across our and other vendor’s products. Finally, end-customers may purchase FortiCare technical support services for our products and FortiCare professional services to assist in the design, implementation and maintenance of their networks.

We complement our core FortiGate product line with other appliances and software licenses that offer additional protection from security threats to other critical areas of the enterprise, such as our secure wireless and access solution, advanced threat protection, secure email gateway, web application firewalls, application delivery controllers, database security, distributed denial of service protection, and endpoint security for employee computers and mobile devices. Sales of these complementary products have outpaced our overall growth in recent quarters.

Financial Highlights

•
We recorded total revenue of $316.6 million and $912.6 million during the three and nine months ended September 30, 2016, respectively, an increase of 22% and 28%, respectively, compared to the same periods last year. Product revenue was $128.0 million and $389.2 million during the three and nine months ended September 30, 2016, respectively, an increase of 7% and 17%, respectively, compared to the same periods last year. Service revenue was $188.7 million and $523.4 million, respectively, during the three and nine months ended September 30, 2016, an increase of 34% and 37%, respectively, compared to the same periods last year.

•	Cash, cash equivalents and investments were $1.27 billion as of September 30, 2016, an increase of $106.3 million, or 9%, from December 31, 2015.

•	Deferred revenue was $934.8 million as of September 30, 2016, an increase of $143.5 million, or 18%, from December 31, 2015.

•	We generated cash flows from operating activities of $244.7 million during the nine months ended September 30, 2016, an increase of $30.7 million, or 14%, compared to the same period last year.

Revenue grew during the three and nine months ended September 30, 2016 compared to the same periods last year, as our strategy to invest in sales and marketing has enabled us to continue to gain market share and customers. During the three months ended September 30, 2016, our revenue grew amidst a more moderate global spending environment as compared to last year. Our revenue growth was driven by greater sales of our FortiGate, FortiGuard and FortiCare offerings. Although we continued to see diversity of FortiGate product sales across all segments, the increase in product revenue was limited as we experienced North America sales execution issues, macro-economic challenges primarily related to Brexit in the United

Kingdom and geopolitical issues in Latin America. Our high-end FortiGate products (FortiGate-1000 to -7000 series) accounted for 37% of billings. Our mid-range products (FortiGate-200 to -900 series) accounted for 29% of billings, and our entry-level products (FortiGate-20 to -100 series) accounted for 34% of billings. Service revenue also increased as we continue to charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings. During the three months ended September 30, 2016, we continue to see the shift in the revenue mix trend, in which service revenue outpaced product revenue growth.

During the three and nine months ended September 30, 2016, operating expenses increased by 19% and 32%, respectively, as compared to the same period last year. The increase was primarily driven by our accelerated pace of hiring and investments made to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains. In addition, we incurred expenses from business design and reengineering related to the implementation of a new ERP system. Headcount increased by 19% to 4,619 employees and contractors as of September 30, 2016, up from 3,889 as of September 30, 2015.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, which have significant purchasing power and unique customer deployment requirements. Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical and virtual appliances, most frequently as part of a bundle offering that includes hardware and services. We invoice at the time of our sale for the total price of the products and subscription and technical support services, and the invoice is generally payable within 30 to 90 days. We generally recognize product revenue up-front and defer revenue for the sale of new, and renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts. We recognize the related service revenue over the service period, which is typically one to three years, although it can be as long as five years. Sales of new and renewal services are a source of recurring revenue, as they increase our deferred revenue balance while also contributing positively to our gross margin and our cash flow from operations.

Key Metrics

We monitor a number of financial and liquidity metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings, cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow. We discuss revenue below under “—Results of Operations,” and we discuss our cash, cash equivalents, and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP) and free cash flow (non-GAAP) are discussed immediately below the following table.

	Three Months Ended Or As Of
	September 30, 2016	September 30, 2015
	(in thousands)
Revenue	$316,646	$260,068
Deferred revenue	$934,792	$706,911
Billings (Non-GAAP)	$347,457	$299,618
Cash, cash equivalents and investments	$1,270,650	$1,169,664
Net cash provided by operating activities	$76,139	$65,065
Free cash flow (Non-GAAP)	$70,219	$51,740

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

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Billings:
Revenue	$316,646	$260,068
Add increase in deferred revenue	30,811	49,350
Less deferred revenue balance acquired in business acquisition	—	(9,800)
Total billings (Non-GAAP)	$347,457	$299,618

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

	Three Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$76,139	$65,065
Less purchases of property and equipment	(5,920)	(13,325)
Free cash flow (Non-GAAP)	$70,219	$51,740

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

Except for the change in certain policies related to stock-based compensation as a result of the early adoption of ASU 2016-09, there have been no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2016, as compared to the critical accounting policies and estimates described in the Form 10-K. See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion relating to our change in certain accounting policies related to stock-based compensation.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$127,972	40%	$119,737	46%	$8,235	7%
Service	188,674	60	140,331	54	48,343	34
Total revenue	$316,646	100%	$260,068	100%	$56,578	22%
Revenue by geography:
Americas	$133,874	42%	$113,165	44%	$20,709	18%
EMEA	116,967	37	91,740	35	25,227	27
APAC	65,805	21	55,163	21	10,642	19
Total revenue	$316,646	100%	$260,068	100%	$56,578	22%

Total revenue increased by $56.6 million, or 22%, during the three months ended September 30, 2016 compared to the same period last year amidst a more moderate global macro spending environment than we saw last year. On a geographic basis, revenue continued to be diversified globally. All three regions experienced revenue growth compared to the same period last year, with EMEA contributing to the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $8.2 million, or 7%, during the three months ended September 30, 2016 compared to the same period last year. The increase in product revenue was primarily driven by greater sales of our FortiGate product family, as well as growth in other product lines. The increase in product revenue was limited as we experienced North America sales execution issues, macro-economic challenges related to Brexit in the United Kingdom and geopolitical issues in Latin America. Service revenue increased by $48.3 million, or 34%, during the three months ended September 30, 2016 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. Service revenue also increased as we continue to charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$50,267	$46,167	$4,100	9%
Service	34,532	25,534	8,998	35
Total cost of revenue	$84,799	$71,701	$13,098	18%
Gross margin (%):
Product	60.7%	61.4%	(0.7)%
Service	81.7	81.8	(0.1)
Total gross margin	73.2%	72.4%	0.8%

Total gross margin increased by 0.8 percentage points during the three months ended September 30, 2016 compared to the same period last year, as we continued to see a shift in the revenue mix, as service revenue outpaced product revenue growth. This resulted in a higher overall gross margin. Product gross margin decreased by 0.7 percentage points during the three months ended September 30, 2016 compared to the same period last year, due to higher inventory reserves and overhead costs. The decrease was partially offset by higher sales of software products, such as certain of our virtualized security solutions, as well as lower warranty expense.

Service gross margin decreased by 0.1 percentage points during the three months ended September 30, 2016 as compared to the same period last year. Cost of service revenue increased by $9.0 million primarily due to a $4.2 million increase in personnel costs related to headcount increases.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2016		September 30, 2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$47,239	15%	$42,110	16%	$5,129	12%
Sales and marketing	154,831	49	120,994	47	33,837	28
General and administrative	22,006	7	21,220	8	786	4
Restructuring charges	2,283	1	5,883	2	(3,600)	(61)
Total operating expenses	$226,359	71%	$190,207	73%	$36,152	19%

Research and development

Research and development expense increased by $5.1 million, or 12%, during the three months ended September 30, 2016 compared to the same period last year, primarily due to an increase of $3.4 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $1.7 million. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level during the remainder of 2016.

Sales and marketing

Sales and marketing expense increased by $33.8 million, or 28%, during the three months ended September 30, 2016 compared to the same period last year, primarily due to an increase of $27.0 million in personnel costs as we continued to increase our sales and marketing headcount. Marketing-related expenses increased by $0.7 million as we continued to invest in marketing programs to capture market share, particularly in the large enterprise market, including costs related to tradeshows and lead generation. In addition, we incurred increases in travel and entertainment expenses of $1.8 million and depreciation expense and occupancy-related costs of $4.5 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but at a slower pace. As such, we expect sales and marketing expense as a percentage of total revenue to slightly decrease during the remainder of 2016.

General and administrative

General and administrative expense increased by $0.8 million, or 4%, during the three months ended September 30, 2016 compared to the same period last year. During the three months ended September 30, 2016, we expensed an additional $1.5 million relating to the implementation and maintenance of a new ERP system compared to the same period last year. In addition, personnel costs increased by $1.5 million due to increase in headcount in order to support our expanding business. The increase in expense was partially offset by lower professional fees of $1.4 million and other costs of $0.9 million. As a percentage of total revenue, we expect general and administrative expense to remain at a relatively comparable level during the remainder of 2016.

Restructuring charges

Restructuring charges of $2.3 million during the three months ended September 30, 2016 primarily relate to our restructuring activities to improve operating efficiencies due to the acquisition of AccelOps and certain other activities. Restructuring charges of $5.9 million during the three months ended September 30, 2015 primarily relate to the restructuring activities in connection with the Meru acquisition to reduce our cost structure and improve operational efficiencies. The restructuring activities included reduction of workforce primarily and consolidation of excess facilities. See Note 9 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Interest income and other expense—net

	Three Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
	(in thousands, except percentages)
Interest income	$1,888	$1,333	$555	42%
Other expense—net	(787)	(653)	(134)	21

Interest income increased during the three months ended September 30, 2016 compared to the same period last year primarily due to interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in Other expense—net during the three months ended September 30, 2016 as compared to the same period last year was the result of higher foreign currency exchange losses. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2016	September 30, 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$298	$(9,329)	$9,627	(103)%
Effective tax rate (%)	5%	804%	(799)%	*
* not meaningful

Our effective tax rate was 5% for the three months ended September 30, 2016, as compared to an effective tax rate of 804% for the same period last year. The effective tax rate for the periods presented was comprised of U.S. federal and state taxes, and foreign withholding and income taxes. The changes in the tax provision for the three months ended September 30, 2016 was primarily due to the tax benefit from adoption of the new accounting guidance relating to stock-based compensation. The effective tax rate for the three months ended September 30, 2016 was an expense as compared to a benefit for the same period last year.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Nine Months Ended September 30, 2016 and September 30, 2015

Revenue

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$389,185	43%	$332,023	47%	$57,162	17%
Service	523,428	57	380,716	53	142,712	37
Total revenue	$912,613	100%	$712,739	100%	$199,874	28%
Revenue by geography:
Americas	$386,566	42%	$313,318	44%	$73,248	23%
EMEA	336,911	37	250,808	35	86,103	34
APAC	189,136	21	148,613	21	40,523	27
Total revenue	$912,613	100%	$712,739	100%	$199,874	28%

Total revenue increased by $199.9 million, or 28%, during the nine months ended September 30, 2016 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with EMEA contributing the largest portion of our revenue growth on both an absolute dollar and a percentage basis. We continued to see a limited increase in product revenue for Americas, as we experienced North America sales execution issues and geopolitical issues in Latin America. Product revenue increased by $57.2 million, or 17%, during the nine months ended September 30, 2016 compared to the same period last year. The increase in product revenue was primarily driven by greater sales in our FortiGate product family, as well as growth in other product lines.

Service revenue increased by $142.7 million, or 37%, during the nine months ended September 30, 2016 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. Service revenue also increased as we continue to charge more for functionality and value in our FortiGuard security subscription, FortiCare technical support and other offerings.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$152,368	$134,932	$17,436	13%
Service	94,578	69,869	24,709	35
Total cost of revenue	$246,946	$204,801	$42,145	21%
Gross margin (%):
Product	60.8%	59.4%	1.4%
Service	81.9	81.6	0.3
Total gross margin	72.9%	71.3%	1.6%

Total gross margin increased by 1.6 percentage points during the nine months ended September 30, 2016 compared to the same period last year, as both product and service gross margins increased. Product gross margin increased by 1.4 percentage points during the nine months ended September 30, 2016 compared to the same period last year. Product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions and lower warranty expense, partially offset by higher inventory reserves and overhead costs.

Service gross margin increased by 0.3 percentage points during the nine months ended September 30, 2016 as compared to the same period last year, resulting from our ability to charge more for functionality and value to our service offerings, which have translated into improved service margins. Cost of service revenue increased by $24.7 million primarily due to a $14.0 million increase in personnel costs as a result of increased headcount.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2016		September 30, 2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$137,495	15%	$115,315	16%	$22,180	19%
Sales and marketing	463,628	51	333,531	47	130,097	39
General and administrative	63,629	7	51,199	7	12,430	24
Restructuring charges	3,164	—	5,883	1	(2,719)	(46)
Total operating expenses	$667,916	73%	$505,928	71%	$161,988	32%

Research and development

Research and development expense increased by $22.2 million, or 19%, during the nine months ended September 30, 2016 compared to the same period last year primarily due to an increase of $16.2 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation expense and other occupancy-related costs increased by $5.1 million and costs of test and prototype materials used in product development increased by $1.9 million.

Sales and marketing

Sales and marketing expense increased by $130.1 million, or 39%, during the nine months ended September 30, 2016 compared to the same period last year, primarily due to an increase of $101.0 million in personnel costs as we continued to increase our sales headcount in order to drive continued market share gains globally. Marketing-related expense increased by $8.5 million as we invested significantly in marketing programs to capture market share, particularly in the large enterprise market, including costs related to trade-shows and lead generation. In addition, depreciation expense and other occupancy-related expense increased by $10.1 million and travel and entertainment expense increased by $6.9 million.

General and administrative

General and administrative expense increased by $12.4 million, or 24%, during the nine months ended September 30, 2016 compared to the same period last year. During the nine months ended September 30, 2016, we expensed an additional $9.3 million of costs relating to the implementation and maintenance of the ERP system implementation compared to the same period last year. In addition, personnel costs increased by $8.2 million, as we continued to increase our headcount in order to support growth in our business. The increase was partially offset by lower professional fees of $3.9 million.

Restructuring charges

Restructuring charges of $3.2 million during the nine months ended September 30, 2016 primarily relate to our restructuring activities to improve operating efficiencies due to the acquisition of AccelOps and certain other activities. Restructuring charges of $5.9 million during the nine months ended September 30, 2015 relate to the restructuring activities in connection with the Meru acquisition. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details, including types of expenses incurred and the timing of future expenses and cash payments.

Interest income and other expense—net

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
	(in thousands, except percentages)
Interest income	$5,339	$4,119	$1,220	30%
Other expense—net	(3,449)	(2,160)	(1,289)	60

Interest income increased during the nine months ended September 30, 2016 compared to the same period last year primarily due to interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in Other expense—net for the nine months ended September 30, 2016 when compared to the same period last year, was the result of higher foreign currency exchange losses. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses.

Provision for (benefit from) income taxes

	Nine Months Ended		Change	% Change
	September 30, 2016	September 30, 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(7,380)	$(6,552)	$(828)	13%
Effective tax rate (%)	2,053%	(165)%	*	*
* not meaningful

Our effective tax rate was 2,053% for the nine months ended September 30, 2016, compared with an effective tax rate of -165% for the same period last year. The benefit from income taxes for the nine months ended September 30, 2016 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, and transfer pricing allocations which impact jurisdictional income taxed at various tax rates. The changes in benefit from income taxes and effective tax rate for the nine months ended September 30, 2016 was primarily due to the recognition of excess tax benefit from the adoption of the new accounting guidance related to the stock-based compensation.
.

Liquidity and Capital Resources

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$647,513	$543,277
Investments	623,137	621,033
Total cash, cash equivalents and investments	$1,270,650	$1,164,310
Working capital (1)	$644,513	$591,873

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Cash provided by operating activities	$244,671	$213,989
Cash provided by (used in) investing activities	(76,215)	2,915
Cash provided by (used in) financing activities	(64,220)	40,554
Net increase in cash and cash equivalents	$104,236	$257,458

(1) Working capital is defined as current assets less current liabilities.

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards, the timing of sales within an accounting period, and investments in strategic relationships that we have made or may make in the future. Our liquidity may be impacted by our customer-buying patterns and the efforts of our sales force and channel partners, which have historically resulted in our receiving a substantial portion of our billings during the last two weeks of the quarter. Billings during the last two weeks of the third quarter of 2016 were in excess of 40% compared to the historical eight-quarter average of 34%. As of September 30, 2016, $125.0 million remained available for future share repurchases under our share repurchase program. In October 2016, the board of directors authorized a $100 million increase to our existing share repurchase program, bringing the amount authorized under the current program to $300 million. In recent years we have received significant capital as a result of the exercise of stock options. We expect proceeds in future years to decrease due to the increased mix of RSUs granted versus stock options and also to vary based on our share price. We expect to spend $15.0 million to $25.0 million in capital expenditures primarily related to expansion of our offices to support worldwide growth in the remainder of 2016.

As of September 30, 2016, our cash, cash equivalents, and investments of $1.27 billion were invested primarily in corporate debt securities, commercial paper, municipal bonds, U.S. government and agency securities, money market funds and certificates of deposit and term deposits. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of September 30, 2016, $501.4 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. We are considering repatriating some cash in December 2016. Should any amount be repatriated, it would be subject to U.S. federal income tax.  However, any cash repatriated is expected to be offset by foreign tax credits. We do not enter into investments for trading or speculative purposes.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during the nine months ended September 30, 2016 provided $244.7 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support contracts to new and existing customers, as reflected by an increase in our deferred revenue.

Our operating activities during the nine months ended September 30, 2015 provided $214.0 million in cash as a result of the continued growth in our business and the ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support contracts to new and existing customers, as reflected by an increase in our deferred revenue.

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

During the nine months ended September 30, 2016, cash used for investing activities was primarily due to the $50.3 million we spent on capital expenditures, including our purchase of a warehouse in Union City, California for total cash of $18.5 million, and a $22.1 million payment for the acquisition of AccelOps. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $3.8 million.

During the nine months ended September 30, 2015, cash provided by investing activities was a result of positive cash flow due to maturities, net of purchases, from our investments of $70.0 million, partially offset by capital expenditures of $29.0 million and $38.0 million used for the acquisition of Meru.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and ESPP, taxes paid related to net share settlement of equity awards, and repurchase and retirement of common stock.

During the nine months ended September 30, 2016, cash used for financing activities was $64.2 million, primarily due to $75.0 million used to repurchase our common stock. This was partially offset by $12.4 million of proceeds from the issuance of common stock, net of taxes paid, related to withholding upon issuance of equity awards.

During the nine months ended September 30, 2015, cash provided by financing activities was $40.6 million as a result of proceeds of $63.5 million from the issuance of common stock under our stock-based compensation plans. This cash inflow was partially offset by $23.0 million of withholding tax payments upon issuance of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2016 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 10 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2016 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In July 2015, we completed the acquisition of Meru. We integrated Meru into our systems and controls environment beginning on January 1, 2016. In July 2016, we completed the implementation of a new ERP system. As a result of this implementation, we modified certain existing control processes as well as implemented new control processes to adapt to changes for the new ERP system. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	inventory management;

•	the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers;

•	the effectiveness of our sales organization, generally or in a particular geographic region, and the time it takes for our sales personnel to reach productivity;

•	seasonal buying patterns of our end-customers;

•
timing and level of our investments in sales and marketing and the impact on operating expenses and operating margin, and the productivity and effectiveness of execution of the sales and marketing teams;

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

•	political, economic and social instability;

•	general economic conditions, both in domestic and foreign markets;

•	future accounting pronouncements or changes in our accounting policies; and

•	legislative or regulatory changes, such as with respect to privacy, information and cyber security, exports, the environment, and accounting standards.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions and spending environments, weak economic conditions in certain geographies, or a reduction in information technology spending regardless of macro-economic conditions, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, political changes and uncertainty, terrorism, hostilities, war or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	changes in tax, employment and other laws.

For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, which negatively impacted our business in the United Kingdom and European Union during the third quarter of 2016. The uncertainty may continue to negatively impact our business in the United Kingdom and European Union, including affecting our relationships with our existing and prospective end-customers, channel partners, and employees, and could have a material impact on the regulatory regime applicable our operations in the United Kingdom.

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

An important part of our growth strategy is to increase sales of our products to large and medium-sized enterprises, service providers and government organizations. While we have increased sales in recent periods to large enterprises and service providers, our sales volumes vary by quarter. We also have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

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

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services; and

•	enterprise sales personnel may take longer to ramp up their productivity compared to other sales personnel.

Large and medium-sized enterprises, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, product purchases by large and medium-sized enterprises, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized enterprises, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. Additionally, our large enterprise and service provider customers may increasingly become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, and customer requirements and excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to demand for certain products that varied from forecasted amounts. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

If we do not increase the effectiveness of our sales organization in some regions, we may be unable to add new end-customers or increase sales to our existing end-customers and our business will be adversely affected.

Although we have a channel sales model, members of our sales organization often engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to grow our revenue will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. For example, in early 2016, we realigned our sales organization and it has taken more time than we expected to ramp up the productivity of our realigned sales organization, which negatively impacted our revenue growth in the third quarter of 2016 in some regions. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our new sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, in the third quarter of 2016, the portion of orders during the last two weeks of the quarter was 40%, and, on average over the past eight quarters, our shipments during the last two weeks of each quarter accounted for 34% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended September 30, 2016, Exclusive Networks Group and Ingram Micro, which distributed our solutions to a large group of resellers and end-customers, accounted for 19% and 10% of our total revenue, respectively. During the nine months ended September 30, 2016, Exclusive Networks Group accounted for 19% of our total revenue. During the three and nine months ended September 30, 2015, Exclusive Networks Group accounted for 17% of our total revenue. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive large amount of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter. To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs and harm our results of operations.

We may experience difficulties maintaining our new enterprise resource planning system.

We have recently implemented a new ERP system. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade the functionality of our ERP system, which may lead to additional costs. We may also discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British Pound. For example, the vote in the United Kingdom in June 2016 to leave the European Union has resulted in significant and unpredictable fluctuations in the exchange rate of the British Pound and may continue to negatively affect our sales in Europe. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts and, if we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could also adversely affect our financial condition and results of operations.

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

The market for network security products is intensely competitive, and we expect competition to intensify in the future. Our competitors include companies such as Check Point, Cisco, F5 Networks, FireEye, Intel, Juniper, Palo Alto Networks, SonicWall, Sophos and Symantec.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources (such as Cisco’s acquisition of SourceFire, Juniper’s acquisition of NetScreen Technologies Inc., and Check Point’s acquisition of Nokia Corporations’ security appliance business), and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during the nine months ended September 30, 2016, the closing price of our common stock ranged from $23.83 to $37.17.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock that we repurchased in the three months ended September 30, 2016 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2016	—	$—	—	$150,000
August 1 - August 31, 2016	175,000	$35.86	175,000	$143,724
September 1 - September 30, 2016	518,598	$36.11	518,598	$125,000

In October 2016, our board of directors authorized the repurchase of up to $100.0 million of shares of our common stock under the Program, increasing our current authorization to $300.0 million through December 2017.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2016

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