Form 10-K
period 2016-12-31
FORTINET INC
filed 2017-03-01
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $3,631,280,546 (based on the closing price for shares of the registrant’s common stock as reported by The NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2017, there were 175,320,023 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

Part I

ITEM 1.    Business

Overview

Fortinet is a global leader and innovator in network security. We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2016 Fortune 100. We provide protection against cyberattacks and the technology to take on increasing security performance requirements of the network. We offer a broad range of security products and solutions, providing customers with an integrated network security architecture and a single source of threat intelligence to identify and minimize security gaps.

The cyber threat environment is unprecedented both in terms of volume and sophistication of attacks. As a result, cybersecurity has increased in priority and management complexity for enterprises. The growing presence of the Internet of Things (“IoT”) and the move to the cloud necessitate increased levels of visibility and security orchestration across an expanding ecosystem of networks. Our common operating system, centralized management and open application program interfaces allow many of the solutions in our portfolio, along with those of our partner community, to be combined to create an Internet-based, integrated network security architecture (the “Fortinet Security Fabric”) designed to correlate threat intelligence, identify and respond to sophisticated threats and help protect complex next-generation environments.

The Fortinet Security Fabric provides an intelligent architectural approach to security that enables enterprises to weave together their traditionally discrete security solutions into an integrated whole. This end-to-end designed solution ensures ongoing security efficacy through a single source of threat intelligence, and provides a unified management and orchestration platform designed to minimize complexity and risk. Our patented cybersecurity innovations provide organizations with a broad range of security products and services focused on the edge and segmentation firewall, advanced threat protection (“ATP”), data center security, cloud security, secure access, endpoint and IoT device protection and connected unified threat management (“UTM”).

Our flagship integrated network security solution consists of our FortiGate physical, software and cloud solutions, which are deployable in the business environments of large enterprises, service providers and small and medium-sized businesses, as well as government organizations. These platforms provide a broad array of integrated security and networking functions to help protect data, applications and users from network- and content-level security threats. These functions, which can be integrated in a variety of ways, include firewall, intrusion prevention (“IPS”) anti-malware, application control, virtual private network (“VPN”), web-filtering, vulnerability management, anti-spam, mobile security, wireless controllers, access control and wide area network (“WAN”) acceleration. Our FortiGate appliance platform may be deployed as core firewalls, internal segmentation firewalls, next generation firewalls (“NGFW”), distributed firewalls, virtual firewalls, cloud firewalls, carrier class firewalls, data center firewalls (“DCFW”) and connected UTM systems. For access networks, we offer wireless access points and switch appliances, which integrate secure wireless and wired access capabilities into the FortiGate network security platform.

FortiGate products integrate our high-performance Security Processing Unit (“SPU”), which is specifically designed for the accelerated processing of security and networking functions, and our FortiOS operating system, which provides a foundation for all FortiGate security functions. Our FortiGate, FortiManager, FortiAnalyzer and other related products work to provide deployment flexibility and visibility across physical and virtual networks and private, hybrid and public cloud infrastructure, as well as to endpoint and IoT devices. FortiManager provides customers with centralized management of multiple FortiGates, and FortiAnalyzer provides a single point of network log data collection. FortiSIEM provides organizations with a security intelligence solution covering the extended network from IoT to the cloud, with patented analytics that help manage network security, performance and compliance standards, all delivered through a single view. These products enable customers to implement security policies across large and increasingly distributed networks.

The Fortinet Security Fabric also includes an array of products that further complement our FortiGate products to offer additional protection from security threats across networks. These products include our FortiMail email security, FortiSandbox ATP, FortiWeb web application firewall, FortiDDoS distributed denial of service attack mitigation appliances, FortiDB database security appliances, FortiClient endpoint security software, FortiAP secure wireless access points and FortiSwitch secure switch connectivity products.

Supporting virtual and cloud-based deployments, we offer software licenses for the FortiGate, FortiManager, FortiAnalyzer, FortiWeb, FortiMail and FortiSandbox product lines that can be used in conjunction with Fortinet’s physical and virtual appliances to help ensure the visibility, management and protection of physical and virtualized environments. We also offer on-demand cloud-based versions of FortiGate and FortiWeb.

We complement our cybersecurity portfolio with FortiGuard security subscription and FortiCare technical support services, professional services and training services. Our FortiGuard security subscription uses global threat feeds and dedicated threat analysts to create real-time threat intelligence and security updates to complement and enhance Fortinet products. Our global FortiCare customer support team provides global technical support for all Fortinet products. We also provide a range of professional services to help organizations with the planning, design, implementation and optimization of their security infrastructures and technical training for customers and partners through our Network Security Expert Program.

We typically sell our security solutions to channel partners, who in turn sell to end-customers. We also sell directly to end customers. Our end-customers are from a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare.

During our year ended December 31, 2016, we generated total revenue of $1.28 billion and net income of $32.2 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2016 and 2015 and our consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2016, 2015 and 2014.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary SPU hardware architecture, FortiOS operating system and associated security and networking functions combine to form the Fortinet Security Fabric. This approach to security ties together all discrete security solutions into an integrated whole, which enables our products to perform security processing for networks with high throughput requirements across a broad threat landscape.

SPU

Our proprietary SPU consists of Application-Specific Integrated Circuits (“ASICs”) consisting of three main lines of processors: (i) the Content Processor (“SPU CP”), (ii) the Network Processor (“SPU NP”) and (iii) the System-on-a-Chip (“SPU SOC”). Our proprietary ASICs are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, network address translation, IPS threat detection and encryption. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC. The SPU CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The SPU NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering additional accelerated firewall and VPN performance. Entry-level FortiGate products (FortiGate 20 to 100 series) often use the SPU SOC2 or SPU SOC3 to provide the necessary acceleration at this level. Mid-range FortiGate products (FortiGate 200 to 900 series) use a central processing unit (“CPU”) and include the SPU NP and SPU CP hardware acceleration. The high-end FortiGate products (FortiGate 1000 to 7000 series) use multiple CPUs, SPU CPs and SPU NPs.

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate appliances, whether physical, virtual, private or public cloud or on-demand based, and is at the heart of our Security Fabric implementation. The core kernel functions to the security processing feature sets work together to provide a highly integrated solution. FortiOS provides (i) multiple layers of security, including a hardened kernel layer providing protection for the FortiGate system, (ii) a network security layer providing security for end-customers’ network infrastructures and (iii) application content protection providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and SPUs and provides system management functions such as command-line, graphical user interfaces, multiple network and security topology views.

Key high-level functions and capabilities of FortiOS include:

•	key enabling for the Fortinet Security Fabric architecture;

•	helping enable FortiGate appliances to be configured into different security environments such as our Internal Network Firewall, NGFW and DCFW;

•	configuration of the physical aspects of the appliance such as ports, Wi-Fi and switching;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	implementation of security updates delivering ATP, such as IPS, antivirus and application control;

•	access to cloud-based web and email filtering databases;

•	direct integration with both cloud and on premises FortiSandbox technology;

•	security policy objects and enforcement;

•	data leak prevention and document finger printing; and

•	real-time reporting and logging.

We make updates to FortiOS available through our FortiCare technical support services. FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, traffic queuing and shaping. These features enable administrators to set the appropriate configurations and policies that meet their infrastructure needs. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes which are particularly important for regulatory compliance initiatives like payment card industry data security standard. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching.

Products

Our core product offerings consist of our FortiGate product family, along with our FortiManager central management, FortiAnalyzer central logging and reporting product families, all of which are typically purchased to complement commercial and enterprise deployments. Our FortiGate physical and software licenses are sold with a set of broad security services. These security services are enabled by FortiGuard which provides extensive threat research and a global cloud network to deliver protection services to each FortiGate appliance.

FortiGate

Our flagship FortiGate physical and software licenses offer a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. All FortiGate models run on our FortiOS operating system. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides central management architecture for thousands of FortiGate physical and software licenses across a range of hypervisor platforms.

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

Typically, all FortiGate physical appliances include our SPUs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -100 series models are designed for perimeter protection for small- to medium-sized businesses. The FortiGate-200 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -7000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprise and service provider networks.

We also incorporate additional technologies within FortiGate appliances that differentiate our solutions, including data leakage protection, traffic optimization, secure socket layer inspection, threat vulnerability management and wireless controller technology. In addition to these in-built features, we offer a full range of wireless access points and controllers, complementing FortiGate with the flexibility of wireless local area network access.

FortiSandbox

The FortiSandbox technology delivers proactive detection and mitigation with the capability to generate a directly actionable protection capability. Available in both hardware and cloud-based form, the FortiSandbox technology has a dual-layer sandbox complemented by FortiGuard’s anti-malware intelligence. FortiSandbox allows suspicious code to be subject to a set of multi-layer protection techniques culminating in execution within an operating system to allow detailed real-time behavioral analysis to be performed. When malicious code is identified in this way, a signature can be generated locally for distribution across the Fortinet Security Fabric. Additional insight on the nature of the threat is provided through an intuitive dashboard showing threat information, including system activity, exploit efforts, web traffic and any related subsequent downloads. In addition to integrating within FortiOS, the FortiSandbox can also deliver its detection and local threat intelligence to registered FortiMail, FortiWeb appliances and FortiClient enabled end points.

FortiSIEM

Our FortiSIEM family of products provides a cloud-ready security information and event management (“SIEM”) solution for enterprises and service providers. FortiSIEM unifies analytics that are traditionally monitored discretely, parses the information and then processes it in an event-based analytics engine for handling real-time searches, rules, dashboards and ad-hoc queries. This unification of diverse sources of data enables organizations to create comprehensive dashboards and reports to identify root causes of threats, and take the steps necessary to remediate and prevent them in the future. Our FortiSIEM products are available either through subscription or perpetual licenses.

Fortinet Management and Analysis Products

Our FortiManager and FortiAnalyzer physical and software products are typically sold in conjunction with most commercial and enterprise deployments.

FortiManager. Our FortiManager family of products provides a central and scalable management solution for our FortiGate products, including software updates, configuration, policy settings and security updates. One FortiManager product is capable of managing thousands of FortiGate units. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

FortiAnalyzer. Our FortiAnalyzer family of products provides centralized network logging, analyzing and reporting solutions that securely aggregate content and log data from our FortiGate devices and other Fortinet products as well as third-party devices to enable network logging, analysis and reporting.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard Labs global threat research team uses automated and manual processes to identify emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection capabilities to end-customers worldwide as new threats evolve. End-customers purchase FortiGuard security subscription services in advance, typically with terms of one to three years, to obtain access to regular updates for application control, antivirus, intrusion prevention, web filtering and anti-spam functions for our FortiGate products; antivirus, web filtering and VPN functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiMonitor products; database functions for our FortiDB appliance; web functions for our FortiWeb appliances; and ATP for our FortiSandbox on premise and cloud products. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare services portfolio includes technical support and extended product warranty, as well as advanced services to assist customers with the implementation and maintenance of their security appliances. For our standard technical support, our channel partners may provide first level support to the end-customer, especially for small- and medium-sized end-customers. We also provide all levels of support to our end-customers, as well as second- and third-level support where appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week through regional technical support centers located worldwide. In addition to our appliance technical support services, we offer a range of advanced services, including premium support and professional services.

Professional Services

We offer professional services to end-customers including Technical Account Managers (“TAMs”), Resident Engineers (“REs”) and professional service consultants for implementations.

Dedicated support engineers are available to help identify and eliminate issues before problems arise. These TAMs and REs are seasoned professionals with broad and deep experience in the security and networking field. Each TAM and RE acts as a single point of contact and customer advocate within Fortinet, and is focused on building and maintaining a deep understanding of our customers’ businesses and security requirements.

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

Customers

We typically sell our security solutions to channel partners, who in turn sell to end-customers of various sizes and, at times, we also sell directly to end-customers. Our end-customers include small and medium-sized businesses, large enterprises, government organizations, and service providers, across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customer’s size and security requirements. We also offer access to our products via the cloud through certain cloud providers such as Amazon Web Services and Microsoft Azure. Many of our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. For information regarding our geographic revenue based on billing address, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

One distributor, Exclusive Networks Group (“Exclusive”), which distributed our solutions to a large group of resellers and end-customers, accounted for 15%, 18% and 20% of total revenue during 2014, 2015 and 2016, respectively.

Sales and Marketing

We primarily sell our products and services through a distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, as well as to large service providers and financial institutions who have large purchasing power and unique customer deployment demands. We work with many technology distributors, including Exclusive, Fine Tec Computer, Ingram Micro Inc. and Arrow Electronics, Inc., and enterprise security-focused resellers including Westcon and Tech Data.

We support our channel partners with a dedicated team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales teams help drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to address their unique security and deployment requirements. To support our broadly dispersed global channel and end-customer base, we have sales professionals in over 80 countries around the world.

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, channel marketing, event marketing, digital marketing, communications, analyst relations, public relations and sales enablement. We focus our resources on campaigns, programs and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2016, we continued to invest in sales and marketing to capture market share, particularly in the enterprise market where enterprise customers tend to have a higher lifetime value, and to further improve our growth. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Micro-Star International Co., Wistron Corporation, Flextronics International Ltd, Senao Networks, Inc., Adlink Technology, Inc. and a number of Taiwan-based manufacturers. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are the key to the performance of our appliances, are built by contract manufacturers including Faraday Technology Corporation (“Faraday”), Kawasaki Microelectronics America, Inc. (“K-Micro”) and Renesas Electronics Corporation (“Renesas”). These contract manufacturers use foundries operated by either United Microelectronics Corporation (“UMC”) or Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), or their own foundry, such as Renesas’ fab.

The components included in our products are sourced from various suppliers by us or more frequently by our contract manufacturers. Some of the components important to our business, including specific types of CPUs from Intel Corporation (“Intel”), network chips from Broadcom Corporation (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and solid-state drives (silicon-based storage devices) from Intel, ADATA Technology Co., Ltd. (“ADATA”), OCZ Technology Group, Inc. (“OCZ”), Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from a limited or sole source of supply.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2016, we had 358 issued United States (“U.S.”) and foreign patents and 292 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our rights in our technology, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the U.S.

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

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc. (“FireEye”), Intel, Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”) and Symantec Corporation (“Symantec”).

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

Employees

As of December 31, 2016, our total headcount was 4,665 employees and contractors. None of our U.S. employees are represented by a labor union; however, our employees in certain European countries have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses and operating margin, and on the productivity and effectiveness of execution of our sales and marketing teams;

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy and timing of point-of-sale reporting by our “sell-through” channel partners, which impacts our ability to recognize revenue;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•	changes in the growth rate of the network security markets;

•
the timing and success of new product and service introductions by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners, or end-customers;

•	the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•
increases or decreases in our billings, revenue and expenses caused by fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and such fluctuations may impact the actual prices that our partners and customers are willing to pay for our products and services;

•	compliance with existing laws and regulations that are applicable to our ability to conduct business with the public sector;

•	the impact of cloud-based platforms on the timing of our revenue recognition, billings and free cash flow;

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

•	increased demand for cloud-based services and the uncertainty associated with transitioning to providing such services;

•	increased expenses, unforeseen liabilities or write-downs and any impact on results of operations from any acquisition consummated;

•	our channel partners having insufficient financial resources to withstand changes and challenges in business conditions;

•	disruptions in our channel or termination of our relationship with important channel partners;

•
insolvency, credit or other difficulties confronting our key suppliers and channel partners, which could affect their ability to purchase or pay for products and services and which could disrupt our supply or distribution chain;

•	policy changes enacted and uncertainty with respect to immigration laws, trade policy, foreign imports and tax laws related to international commerce;

•	political, economic and social instability;

•	general economic conditions, both in domestic and foreign markets;

•
future accounting pronouncements or changes in our accounting policies, such as changes in the revenue recognition standards or accounting for leases, as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

•	possible impairments or acceleration of depreciation of our existing real estate due to our future expansion plans; and

•	legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment and applicable accounting standards.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature over the near term. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

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

Our billings, revenue and free cash flow growth may slow or may not continue.

Billings, revenue and free cash flow growth may slow, or we may experience a decrease in billings, revenue and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, and our failure for any reason to continue to capitalize on growth opportunities and due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing FortiGuard security subscription and FortiCare technical support services contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription or FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, and in some instances has been as long as five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription or FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription or FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

We generate a majority of revenue from sales to distributors, resellers and end-customers outside of the U.S., and we are therefore subject to a number of risks associated with international sales and operations.

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•	protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact U.S. headquartered business’ sales in certain countries outside of the U.S.;

•
costs of complying with U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom (“UK”) Bribery Act 2010, import and export control laws, tariffs, trade barriers and economic sanctions;

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, changes and uncertainty, and for terrorism, hostilities, war or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	changes in tax, employment and other laws.

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

An important part of our growth strategy is to increase sales of our products to large enterprises and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized enterprises and service providers, our sales volume varies by quarter. We also have experienced less traction selling to certain government organizations and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

•
increased competition from competitors that traditionally target large enterprises and medium-sized businesses, service providers and government organizations and that may already have purchase commitments from those end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•
unanticipated changes in the capital resources or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases and changes in the mix of products and services and related payment terms;

•
more stringent support requirements in our support service contracts, including stricter support response times, more complex requirements and increased penalties for any failure to meet support requirements;

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services; and

•	longer ramp-up periods for enterprise sales personnel as compared to other sales personnel.

Large enterprises and medium-sized businesses, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, product purchases by large enterprises and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Large enterprises and medium-sized businesses, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. In addition, large enterprises and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large enterprise and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell.

In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements, or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly-skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly-skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries.

If we do not increase the effectiveness of our sales organization in some regions, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, members of our sales organization often engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. For example, we realigned our sales organization in early 2016 and it has taken more time than we expected to ramp up the productivity of our realigned sales organization, which negatively impacted our revenue growth in the third quarter of 2016 in some regions. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our new sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

The sales prices of our products and services may decrease, which may reduce our gross profits and adversely impact our financial results and the trading price of our common stock.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain profitability.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, in 2016, the portion of billings during the last two weeks of the quarter was 37%, and, on average over the past eight quarters, our billings during the last two weeks accounted for 35% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is generated through sales by our channel partners, including distributors and resellers. We depend upon our channel partners to generate a significant portion of our sales opportunities and manage the sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, and if we are unable to keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During 2014, 2015 and 2016, Exclusive, which distributed our solutions to a large group of resellers and end-customers, accounted for 15%, 18% and 20% of our total revenue, respectively. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach, or misuse of our products could harm our reputation and divert resources.

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity and harm to our reputation; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

Our business and operations have experienced growth, and if we do not appropriately manage any future growth, including through the expansion of our real estate holdings, or are unable to improve our systems and processes, our operating results will be negatively affected.

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and as such may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

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

Further, it may be necessary to expand our real estate holdings to meet our projected growing need for office space. We recently approved plans to purchase office buildings in Vancouver and Ottawa, Canada, and we are considering plans to significantly expand our headquarters in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, with respect to our potential expansion plans in California, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

We may experience difficulties maintaining and expanding our new enterprise resource planning (“ERP”) system.

We recently implemented a new ERP system. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results and otherwise operate our business. ERP system implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP system, leading to additional costs. We may also discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes, and litigation and settlement costs.

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

Our proprietary SPU, which is the key to the performance of our appliances, is fabricated by contract manufacturers in foundries operated by UMC and TSMC on a purchase order basis, and UMC and TSMC do not guarantee any capacity and could reject orders or could try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our SPU as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (“RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls.  Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, or loss of sales and customers, or increase component costs resulting in lower gross margins.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of CPUs from Intel, network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, OCZ, Samsung and Western Digital. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

A significant portion of our operating expenses are incurred outside the U.S. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British Pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our real estate purchase and development plans in Vancouver and Ottawa. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the U.S., which may also adversely affect our financial condition and results of operations.

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers in the public sector or negatively impact our ability to contract with the public sector.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labelling, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (“DOJ”), on its own behalf or on behalf of the General Services Administration (“GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act. The DOJ continues to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

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

Efforts to withdraw from or materially modify NAFTA or other international trade agreements, to change tax provisions related to global manufacturing and sales or to impose new tariffs, economic sanctions or related legislation, any of which could our adversely affect our financial condition and results of operations.

Our business benefits from free trade agreements, such as the North American Free Trade Agreement (“NAFTA”), and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. Efforts to withdraw from or materially modify NAFTA or other international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken. Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), economic sanctions or related policies. Any modification in these areas, any shift in the enforcement or scope of existing regulations or any change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations and could result in increased costs. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS and the EU Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the U.S., and we are, or may in the future be, subject to these laws and regulations.

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•	public sector budgetary cycles;

•	funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products;

•	geopolitical matters; and

•	rules and regulations applicable to certain government sales, including General Services Administration regulations.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. federal government agencies, and any future sales to government organizations is uncertain. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the U.S. and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, and third parties may attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data, or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

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

•
changes in tax laws and regulations, including possible changes in the U.S. to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules, or changes to the U.S. income tax rate, which would necessitate a revaluation of our deferred tax assets and liabilities.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and, in some cases, is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. Tax authorities in France are currently examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. We are in the early stages of this inquiry and as of yet no official audit has been opened. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or effective tax rates in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations. Additionally, our actual tax rate may be subject to further uncertainty due to potential changes in U.S. and foreign tax rules.

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

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 34 countries, including the U.S., has been working on a Base Erosion and Profit Sharing Project. As part of this project, the OECD issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the U.S. or other countries, and in some circumstances we may be required to indemnify a customer in full, without a limitation on liability, for certain liabilities, including potential liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not cover such claim at all or may not adequately cover any claim asserted against us, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption, and terrorism.

A significant natural disaster, such as an earthquake, fire, power outage, flood, or other catastrophic event could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data office center in Vancouver, Canada is subject to the risk of flooding and is also in a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in delays or cancellations of customer orders, or in the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Moreover, business models based on software-as-a-service (“SaaS”) and infrastructure-as-a-service (“Iaas”), both of which are hosted or cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS or IaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS or IaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS and IaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS or IaaS model, we may lose customers to competitors.

Our uniform resource locator (“URL”) database for our web filtering service may fail to keep pace with the rapid growth of URLs and may not categorize websites in accordance with our end-customers’ expectations.

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

We spend substantial amounts of time and money to research and develop new products and enhanced versions of our existing products in order to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	failure of our sales force and partners to focus on selling new products;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	actual or perceived defects, vulnerabilities, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	changes to the regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

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

Sales of many of our products depend on increased demand for incorporating broad security functionality in one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small- and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large enterprise, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure,” could significantly increase these concerns and perceptions and may harm our business and results of operations.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

We rely primarily on patent, trademark, copyright and trade secrets laws and confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the U.S. are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the U.S. may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. As a result, we may not be able to obtain adequate patent protection or effectively enforce our issued patents.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the U.S. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License, the BSD License, the Apache License the MIT X License and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which requirements could adversely affect our business, operating results and financial condition.

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

We have several ongoing patent lawsuits, several non-practicing entity patent holding companies have sent us letters proposing that we license certain of their patents and organizations have sent letters demanding that we provide indemnification for patent claims. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The NASDAQ Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that as of December 31, 2016, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2017 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition (which are effective for us beginning on January 1, 2018) and accounting for leases, as well as the significant costs that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business and our ability to meet our reporting obligations.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during 2016, the closing price of our common stock ranged from $23.83 to $37.17 per share.

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
ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 164,000 square feet of office and building space. Along with our corporate headquarters, as of December 31, 2016, we also owned approximately 200,000 square feet in Union City, California used as a distribution facility; approximately 94,000 square feet of land and buildings adjacent to our corporate headquarters intended to support growth in our business operations; and approximately 64,000 square feet of office and building space in Sophia, France and Ottawa, Canada predominantly used as sales and/or support offices and for research and development work.
In addition, in January 2017, we purchased 10,000 square feet of land and building adjacent to our corporate headquarters. We have also made real estate purchases that are currently in escrow and purchases that are signed but not yet in escrow totaling 350,000 square feet intended to support growth in our business operations.
We also lease approximately 132,000 square feet of space in Vancouver, Canada under lease agreements that expire in 2020 to support our research and development and operations. We maintain additional offices throughout the U.S. and various international locations, including Japan, France, India, China, the UK, Mexico and Germany. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

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

In October 2016, we received a letter from the United States Attorney's Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. This inquiry is ongoing and we are fully cooperating with this inquiry.

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

	2016		2015
	High	Low	High	Low
Fourth Quarter	$36.94	$28.61	$44.19	$30.42
Third Quarter	$37.17	$31.57	$48.83	$39.97
Second Quarter	$34.78	$28.79	$43.74	$33.72
First Quarter	$30.63	$23.83	$35.48	$29.22

Holders of Record

As of February 17, 2017, there were 62 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	December 2011 *	December 2012	December 2013	December 2014	December 2015	December 2016
Fortinet, Inc.	$100	$96	$88	$140	$143	$138
NASDAQ Composite	$100	$116	$160	$182	$192	$207
NASDAQ Computer	$100	$112	$148	$178	$189	$212

________________
* Assumes that $100 was invested on December 31, 2011 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved a new Share Repurchase Program (the “2016 Repurchase Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In October 2016, our board of directors authorized the purchase of an additional $100.0 million of shares of our common stock under the 2016 Repurchase Program, increasing our current authorization to $300.0 million through December 31, 2017. Under the 2016 Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The 2016 Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2016 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	578,044	$31.92	578,044	$206,548
November 1 - November 30, 2016	205,455	$31.87	205,455	$200,000
December 1 - December 31, 2016	375,048	$28.87	375,048	$189,172

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$1,275,443	$1,009,268	$770,364	$615,297	$533,639
Operating income	$42,944	$14,877	$59,324	$72,090	$100,475
Net income	$32,187	$7,987	$25,343	$44,273	$66,836
Net income per share :
Basic	$0.19	$0.05	$0.15	$0.27	$0.42
Diluted	$0.18	$0.05	$0.15	$0.26	$0.40
Weighted-average shares outstanding:
Basic	172,621	170,385	163,831	162,435	158,074
Diluted	176,338	176,141	169,289	168,183	166,329

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,310,508	$1,164,310	$991,744	$843,045	$739,586
Total assets	$2,139,941	$1,790,510	$1,424,774	$1,168,464	$975,497
Total stockholders’ equity	$837,681	$755,377	$675,966	$585,760	$510,934

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic and geopolitical factors on our international sales;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased functionality and value in our standalone and bundled security subscription and support service offerings;

•
growing our sales to enterprise, service provider and government organizations, the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our internal sales organization;

•	trends in revenue, costs of revenue and gross margin;

•
trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to real estate and other capital expenditures;

•	competition in our markets;

•	integration of acquired companies and technologies and expectations related to acquisitions;

•	success and expansion of our recently implemented ERP system;

•
our intentions regarding repatriation of cash, cash equivalents and investments held by our international subsidiaries and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption of new accounting standards, including those related to revenue recognition and accounting for leases.

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

Business Overview

We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2016 Fortune 100. Our cybersecurity solutions are designed to provide broad, rapid protection against dynamic and sophisticated security threats, while simplifying the IT and security infrastructure of our end-customers.

The evolving cyber threat environment is unprecedented both in terms of volume and sophistication of attacks. As a result, cybersecurity has increased both in priority and in management complexity for organizations of all sizes, especially enterprises. In addition, the growth of IoT devices and the decision by organizations to increasingly move computing and infrastructure resources to the cloud necessitate increased visibility and security orchestration across a widely distributed ecosystem of networks. Our common operating system, centralized management and open application program interfaces allow many of the solutions in our portfolio, as well as those of our partner community, to be combined to create an integrated security architecture. The Fortinet Security Fabric is designed to address sophisticated threats and next-generation environments, including IoT and the cloud. The Fortinet Security Fabric connects our products, services and ecosystem partner solutions to help provide visibility and protection at all points in the network, from endpoint to data center to the cloud, regardless of whether deployed in physical, virtual or hybrid cloud environments or on endpoint devices. The Fortinet Security Fabric delivers integrated scalability, access control, awareness, security, traffic segmentation, centralized management and orchestration. The Fortinet Security Fabric is built around an open framework to ensure interoperability and synchronization of intelligence and response, and does so across the distributed network security infrastructure, including both from the cloud and for the cloud. At the core of the Fortinet Security Fabric are our FortiGate physical and software licenses, which ship with a broad set of security services, including firewall, VPN, anti-malware, anti-spam, application control, intrusion prevention, access control, web filtering, traffic and device segmentation and ATP. Many of these security services are tuned and updated by our FortiGuard Labs team, which provides threat research and a global cloud network of data collection and intelligence resources to deliver subscription-based services to FortiGate appliances and software products.

Enterprise customers select the form and deployment method that best meet their specific security requirements, such as a high-speed DCFW at the network core, a NGFW at the edge, an internal segmentation firewall (“ISFW”) between network zones, a distributed enterprise firewall at branch sites or software and hardware-based solutions designed for virtualized and cloud environments. Many smaller businesses also tend to deploy UTM devices. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -900 series for medium-sized businesses, to the FortiGate-1000 to -7000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering, and anti-spam functionality. End-customers may also purchase FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide enterprise-class centralized management, analysis and reporting capabilities. FortiSIEM provides organizations with a solution for analyzing and managing network security, performance and compliance standards across our and other vendors’ products. Finally, end-customers may purchase FortiCare technical support services for our products and FortiCare professional services to assist in the design, implementation and maintenance of their networks.

We complement our core FortiGate product line with other appliances and software licenses that offer additional protection from security threats to other critical areas of the enterprise. These products include our FortiMail email security, FortiSandbox ATP, FortiWeb web application firewall, FortiDDoS, and FortiDB database security appliances, as well as our FortiClient endpoint security software, FortiAP secure wireless access points and FortiSwitch secure switch connectivity products.

Sales of complementary products and software licenses have outpaced our overall growth in recent quarters. Our strong technology advantages also position us to effectively deliver security to the cloud and for the cloud. Sales of our cloud related products and services across public, private and hybrid cloud environments continue to grow faster than other part of our business.

Financial Highlights

•
We recorded total revenue of $1.28 billion in 2016, an increase of 26% compared to 2015. Product revenue was $548.1 million in 2016, an increase of 15% compared to 2015. Service revenue was $727.3 million in 2016, an increase of 37% compared to 2015.

•	Cash, cash equivalents and investments were $1.31 billion as of December 31, 2016, an increase of $146.2 million, or 13%, from December 31, 2015.

•	Deferred revenue was $1.04 billion as of December 31, 2016, an increase of $244.0 million, or 31%, from December 31, 2015.

•	We generated cash flows from operating activities of $345.7 million in 2016, an increase of $63.2 million, or 22%, compared to 2015.

•	We repurchased 3.9 million shares of common stock under our previously-announced Share Repurchase Program for an aggregate purchase price of $110.8 million in 2016.

Revenue grew in 2016 as our strategy of investing in sales and marketing enabled us to continue to gain market share and customers. Our sales increased in 2016, primarily due to the strength in sales of our enterprise service bundles and the Fortinet Security Fabric. We are also starting to see a shift from product revenues to higher-margin, recurring service revenues. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

The percentage of our FortiGate related billings from mid-range products increased from 25% in 2015 to 28% in 2016 and the entry-level products remained at 34% in 2016, consistent with billings in 2015. The percentage of our FortiGate related billings from high-end products decreased from 41% in 2015 to 38% in 2016. The sale of non-FortiGate products also grew significantly, such as growth in our FortiSandbox ATP products. We also saw more deals that included multiple Fortinet products in physical, virtual and cloud environments.

In 2016, operating expenses increased by $187.0 million, or 26%, as compared to 2015. The increase was primarily driven by our investments made to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continue to invest in research and development to strengthen our technology leadership position. We believe that continued product innovation has strengthened our technology and resulted in market share gains. In addition, we incurred expenses from business design and reengineering related to the implementation of a new ERP system. Headcount increased by 16% to 4,665 employees and contractors as of December 31, 2016, up from 4,018 as of December 31, 2015.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, large service providers and major systems integrators, which have significant purchasing power and unique customer deployment requirements. We also offer our products through Amazon Web Services and Microsoft Azure. While the revenue from such sales are still relatively insignificant, they are rapidly increasing and are aligned with the networking trends of our customers and the industry as a whole.

Typically, FortiGuard security subscription services and FortiCare technical support services are purchased along with our physical products and software licenses, most frequently as part of a bundle offering that includes hardware and services functionality. We generally invoice at the time of our sale for the total price of the products and security and technical support services, and the invoice is payable within 30 to 90 days. We also invoice certain software licenses and services on a monthly basis.

We generally recognize product revenue up front and ratably recognize revenue for the sale of new, and the renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts. We recognize revenue for certain software licenses up front as product revenue and, to a lesser extent, recognize other software licenses over the term of the agreement as services revenue. We recognize the security and support revenue over the service period, which is typically one to three years, but can be as long as five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which contributes significantly to our positive cash flow from operations.

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

	Year Ended or As of December 31,
	2016	2015	2014
	(in thousands)
Revenue	$1,275,443	$1,009,268	$770,364
Deferred revenue	$1,035,349	$791,303	$558,757
Billings (non-GAAP)	$1,515,089	$1,232,014	$896,493
Cash, cash equivalents and investments	$1,310,508	$1,164,310	$991,744
Net cash provided by operating activities	$345,708	$282,547	$196,582
Free cash flow (non-GAAP)	$278,526	$245,189	$164,385

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue to be recognized in future periods. Deferred revenue was $1.04 billion as of December 31, 2016, an increase of $244.0 million, or 31%, from December 31, 2015.

Billings (Non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.52 billion for 2016, an increase of 23% compared to $1.23 billion in 2015.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Billings:
Revenue	$1,275,443	$1,009,268	$770,364
Add change in deferred revenue	244,046	232,546	126,129
Less deferred revenue balance acquired in business combination	(4,400)	(9,800)	—
Total billings (Non-GAAP)	$1,515,089	$1,232,014	$896,493

Free cash flow (Non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparison of our operating results to those of our peer companies. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources.” A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$345,708	$282,547	$196,582
Less purchases of property and equipment	(67,182)	(37,358)	(32,197)
Free cash flow (Non-GAAP)	$278,526	$245,189	$164,385

Components of Operating Results

Revenue

We generate the majority of our revenue from sales of our products, software licenses and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is primarily generated from sales of our appliances. The substantial majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of software. As a percentage of total revenue, we expect that our product revenue may vary from quarter-to-quarter based on seasonal and cyclical factors, as discussed below under “—Quarterly Results of Operations”, and we expect the trend to continue in 2017.

•
Service revenue. Service revenue is generated primarily from FortiGuard security subscription services related to application control, antivirus, intrusion prevention, web filtering, anti-spam, ATP and vulnerability management updates, and from FortiCare technical support services for software updates, maintenance releases and patches, Internet access to technical content, telephone and Internet access to technical support personnel and hardware support. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years. We also generate a small portion of our revenue from professional services and training services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. We are also starting to see a shift from product revenues to higher-margin, recurring service revenues, which reflects our ongoing success in driving sales of low-end and high-end service bundles, as well as increases in certain software sales and time based service models. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings and the renewal of service contracts by our existing customers.

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

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, any excess inventory write-offs, product costs, the mix of products sold and the mix of revenue between products, software licenses and services. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to product gross margins. During 2016, product gross margin was positively impacted by higher sales of software products, as well as inventory management and warehouse efficiencies. Service gross margins remained relatively comparable in 2016 compared to 2015. We believe our overall gross margin will remain at a relatively comparable level in 2017.

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

•
Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of capital equipment and facility-related expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred. Our research and development teams are primarily located in Canada and the U.S.

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

•
General and administrative. General and administrative expense consists of personnel costs, as well as professional fees, depreciation of capital equipment and software, facility-related expenses, expenses associated with the ERP system implementation and business acquisition costs. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, tax, information technology and other consulting costs.

•
Restructuring charges. Restructuring charges relate to alignment activities performed in connection with the Meru and AccelOps acquisitions to reduce our cost structure and improve operational efficiencies, resulting in workforce reductions, contract terminations and other charges.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in corporate debt securities, commercial paper, U.S. government and agency securities, municipal bonds, money market funds and certificates of deposit.

Other expense—net. Other expense—net consists primarily of foreign exchange gains and losses relate to foreign currency exchange remeasurement.

Provision for income taxes. We are subject to tax in the U.S., as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, withholding taxes and nondeductible stock-based compensation expense.

The income tax provision for 2016 was comprised of domestic income taxes, foreign income taxes and foreign withholding taxes. Our effective tax rate approximates the U.S. federal statutory tax rates plus the impact of state taxes, excess tax benefits related to stock-based compensation expense, research and development tax credits, foreign withholding tax, nondeductible stock-based compensation expense, and foreign income subject to lower tax rates than income earned in the U.S.

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

•
Delivery has occurred or services have been rendered. Product delivery occurs when we fulfill an order and title and risk of loss has been transferred. Software license delivery occurs upon electronic transfer of the license key to the customer. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and, to a lesser extent, up to five years, and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return and rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize software license revenue upon delivery. Historically, software license revenue has not been material.

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

Service revenue consists of sales from our FortiGuard security subscription and FortiCare technical support services, professional and training services and other services that include software as a service (“SaaS”) and infrastructure as a service (“IaaS”), both of which are hosted or cloud-based services. We recognize revenue from these arrangements as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis.  To date, SaaS and IaaS revenues have not represented a significant percentage of our total revenue.

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

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

We currently are evaluating the impact of the new standard related to revenue recognition, and we may incur significant costs to adopt and to comply with this new pronouncement. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Stock-Based Compensation

Employee Stock Options. We estimate the fair value of employee stock options awarded to our employees using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period using the straight-line method. Our option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, risk-free interest rates and expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. A 10% change in any of these assumptions would not have a significant impact on our stock-based compensation expense.

Employee Stock Purchase Plan. We estimate the fair value of the rights to acquire stock under our employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model and we recognize expense over the requisite service period using the straight-line method. The pricing model requires the input of the fair value of our common stock and assumptions, including the expected term of the award, expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares. A 10% change in any of these assumptions would not have a significant impact on our stock-based compensation expense.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. We often continue to gather additional information throughout the measurement period, and if we make changes to the amounts recorded, such charges are recorded in the period in which they are identified.

Restructuring

Our restructuring expenses consist of severance and other one-time benefits, contract terminations and other expenses. Liabilities for costs associated with a restructuring activity are measured at fair value. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for terminating a contract before the end of its term, which termination is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty, is recognized at fair value on the notification date. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Other costs primarily consist of asset write-offs, which are expensed when incurred.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product	$548,110	$476,782	$360,558
Service	727,333	532,486	409,806
Total revenue	1,275,443	1,009,268	770,364
Cost of revenue:
Product	208,984	190,398	151,300
Service	128,853	96,379	79,709
Total cost of revenue	337,837	286,777	231,009
Gross profit:
Product	339,126	286,384	209,258
Service	598,480	436,107	330,097
Total gross profit	937,606	722,491	539,355
Operating expenses:
Research and development	183,084	158,129	122,880
Sales and marketing	626,501	470,371	315,804
General and administrative	81,080	71,514	41,347
Restructuring charges	3,997	7,600	—
Total operating expenses	894,662	707,614	480,031
Operating income	42,944	14,877	59,324
Interest income	7,303	5,295	5,393
Other expense—net	(7,099)	(3,167)	(3,168)
Income before income taxes	43,148	17,005	61,549
Provision for income taxes	10,961	9,018	36,206
Net income	$32,187	$7,987	$25,343

	Year Ended December 31,
	2016	2015	2014
	(as percentage of total revenue)
Revenue:
Product	43%	47%	47%
Service	57	53	53
Total revenue	100	100	100
Cost of revenue:
Product	16	19	20
Service	10	10	10
Total cost of revenue	26	28	30
Gross profit:
Product	62	60	58
Service	82	82	81
Total gross margin	74	72	70
Operating expenses:
Research and development	14	16	16
Sales and marketing	49	47	41
General and administrative	6	7	5
Restructuring charges	0.3	1	—
Total operating expenses	70	70	62
Operating margin	3	1	8
Interest income	1	1	1
Other expense—net	(1)	—	—
Income before income taxes	3	2	8
Provision for income taxes	1	1	5
Net income	3%	1%	3%

2016 and 2015

Revenue

	Year Ended December 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$548,110	43%	$476,782	47%	$71,328	15%
Service	727,333	57	532,486	53	194,847	37
Total revenue	$1,275,443	100%	$1,009,268	100%	$266,175	26%
Revenue by geography:
Americas	$536,706	42%	$435,282	43%	$101,424	23%
Europe, Middle East and Africa (“EMEA”)	477,393	37	366,018	36	111,375	30
Asia Pacific (“APAC”)	261,344	21	207,968	21	53,376	26
Total revenue	$1,275,443	100%	$1,009,268	100%	$266,175	26%

Total revenue increased by $266.2 million, or 26%, in 2016 compared to 2015. We continued to experience global diversification of revenue in 2016. Revenue from all our regions grew, with EMEA contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $71.3 million, or 15%, in

2016 compared to 2015. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories and in particular for our high-end and mid-range products for large enterprise customers. Sales of non-FortiGate products, such as FortiSandbox, also grew significantly. Service revenue increased by $194.8 million, or 37%, in 2016 compared to 2015. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We are also starting to see a shift from product revenues to higher-margin, recurring service revenues, which reflect our ongoing success in driving sales of low-end and high-end service bundles.

Cost of revenue and gross margin

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$208,984	$190,398	$18,586	10%
Service	128,853	96,379	32,474	34
Total cost of revenue	$337,837	$286,777	$51,060	18%
Gross margin:
Product	61.9%	60.1%	1.8%
Service	82.3	81.9	0.4
Total gross margin	73.5%	71.6%	1.9%

Total gross margin increased by 1.9 percentage points in 2016 compared to 2015, as both product and service gross margins increased. Product gross margin increased by 1.8 percentage points in 2016 compared to 2015. Product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions and by lower warranty related costs, and was partially offset by higher inventory reserves.

Service gross margin increased during 2016 as compared to 2015, as we scaled efficiencies resulting from an increased mix on higher-margin service revenue. Cost of service revenue increased by $32.5 million, and was comprised primarily of personnel costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$183,084	14%	$158,129	16%	$24,955	16%
Sales and marketing	626,501	49	470,371	47	156,130	33
General and administrative	81,080	6	71,514	7	9,566	13
Restructuring charges	3,997	0.3	7,600	1	(3,603)	(47)
Total operating expenses	$894,662	70%	$707,614	70%	$187,048	26%

Research and development

Research and development expense increased by $25.0 million, or 16%, in 2016 compared to 2015, primarily due to an increase of $19.0 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $6.6 million. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level in 2017.

Sales and marketing

Sales and marketing expense increased by $156.1 million, or 33%, in 2016 compared to 2015, primarily due to an increase of $122.3 million in personnel costs as we continued to increase our sales and marketing headcount in order to drive continued market share gains globally. In addition, depreciation expense and other occupancy-related expense increased by $14.0 million, and travel and entertainment expense increased by $8.1 million. Marketing-related expense increased by $7.6 million as we invested significantly in marketing programs to capture market share, particularly in the large enterprise market, including costs related to trade shows and lead generation. As a percentage of total revenue, sales and marketing expense increased as we accelerated the investment in our sales force and marketing programs to drive future growth. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but expect sales and marketing expense as a percentage of total revenue to decline in 2017.

General and administrative

General and administrative expense increased by $9.6 million, or 13%, in 2016 compared to 2015. Personnel costs increased by $9.6 million as we continued to increase headcount in order to support our expanding business and ERP implementation. During 2016, we expensed $7.8 million of third-party costs relating to the implementation and maintenance of the ERP system implementation compared to $5.4 million in 2015. These increases were partially offset by lower professional fees of $6.7 million in 2016. As a percentage of total revenue, we expect general and administrative expense to increase compared to 2016 as we continue to expand our ERP capabilities and implement the new revenue recognition standard.

Restructuring

Restructuring expenses of $4.0 million in 2016 primarily relate to our restructuring activities to improve operating efficiencies due to the acquisition of AccelOps and certain other activities. Restructuring charges of $7.6 million during 2015 relate to restructuring activities in connection with the Meru acquisition. See Note 9 to the consolidated financial statements for additional details, including the types of expenses incurred and cash payments made. See also the “Liquidity and Capital Resources” section of this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest income and other expense—net

	Year Ended December 31,
	2016	2015	Change	% Change
	(in thousands, except percentages)
Interest income	$7,303	$5,295	$2,008	38%
Other expense—net	(7,099)	(3,167)	(3,932)	124

Interest income increased in 2016 as compared to 2015, primarily due to interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in other expense—net in 2016 as compared to 2015 was the result of higher foreign currency exchange losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2016	2015
	(in thousands, except percentages)
Provision for income taxes	$10,961	$9,018	$1,943	22%
Effective tax rate (%)	25%	53%	(28)%	—

Our effective tax rate was 25% for 2016, compared with an effective tax rate of 53% for 2015. The provision for income taxes for 2016 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, an increase in tax reserves, as well as transfer pricing allocations that impact jurisdictional income taxed at various tax rates. The decrease in the effective tax rate in 2016 was primarily due to the recognition of excess tax benefits for income tax provision from the adoption of ASU 2016-09. In 2016, due to the early adoption of ASU 2016-09, approximately $10.8 million of excess tax benefits were recognized in the income tax provision. In 2015, there were no excess tax benefits included in the income tax provision.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016, we had accrued $9.5 million for estimated interest related to uncertain tax provisions compared to an accrual of $5.5 million as of December 31, 2015.

Within the next twelve months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

2015 and 2014

Revenue

	Year Ended December 31,				Change	% Change
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$476,782	47%	$360,558	47%	$116,224	32%
Service	532,486	53	409,806	53	122,680	30
Total revenue	$1,009,268	100%	$770,364	100%	$238,904	31%
Revenue by geography:
Americas	$435,282	43%	$324,659	42%	$110,623	34%
EMEA	366,018	36	270,537	35	95,481	35
APAC	207,968	21	175,168	23	32,800	19
Total revenue	$1,009,268	100%	$770,364	100%	$238,904	31%

Total revenue increased by $238.9 million, or 31%, in 2015 compared to 2014. Total revenue in 2015 of $1.01 billion included Meru’s revenue from July 8, 2015 to December 31, 2015 of $28.1 million, or 3% of total revenue.  Excluding Meru’s revenue, our revenue was $981.2 million, an increase of 27% compared to the same period last year. We continued to experience global diversification of revenue in 2015. The Americas region contributed the largest portion of our revenue growth on an absolute dollar basis and all three regions showed growth on a percentage basis. Product revenue increased by $116.2 million, or 32%, in 2015 compared to 2014. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories, particularly in our high-end products for large enterprise customers. Service revenue increased by $122.7 million, or 30%, in 2015 compared to 2014. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,		Change	% Change
	2015	2014
	(in thousands, except percentages)
Cost of revenue:
Product	$190,398	$151,300	$39,098	26%
Service	96,379	79,709	16,670	21
Total cost of revenue	$286,777	$231,009	$55,768	24%
Gross margin (%):
Product	60.1%	58.0%	2.1%
Service	81.9	80.5	1.4
Total gross margin	71.6%	70.0%	1.6%

Total gross margin increased by 1.6 percentage points in 2015 compared to 2014, as both product and service gross margins increased. Product gross margin increased by 2.1 percentage points in 2015 compared to 2014, primarily due to a greater mix of high-end FortiGate product sales compared to the same period last year, such as our FortiGate-5000 series. In addition, product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as by inventory management efficiencies.

Service gross margin increased during 2015 as compared to 2014, as we scaled efficiencies resulting from our ability to charge more for our FortiGuard security subscription and FortiCare technical support offerings. Cost of service revenue increased by $16.7 million primarily due to an $11.6 million increase in personnel costs related to headcount increases.

Operating expenses

	Year Ended December 31,				Change	% Change
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$158,129	16%	$122,880	16%	$35,249	29%
Sales and marketing	470,371	47	315,804	41	154,567	49
General and administrative	71,514	7	41,347	5	30,167	73
Restructuring charges	7,600	1	—	—	7,600	*
Total operating expenses	$707,614	70%	$480,031	62%	$227,583	47%
* not meaningful

Research and development

Research and development expense increased by $35.2 million, or 29%, in 2015 compared to 2014, primarily due to an increase of $25.8 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Depreciation and other occupancy-related costs increased by $3.6 million. In addition, during 2014, we had a reversal of $3.0 million related to a previously recorded liability for estimated contingent consideration.

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

General and administrative

General and administrative expense increased by $30.2 million, or 73%, in 2015 compared to 2014. Personnel costs increased by $14.6 million as we continued to increase headcount in order to support our expanding business. In addition, professional fees increased by $6.9 million, primarily due to legal services related to the assertion of our intellectual property and other rights. In 2015, we also incurred $5.4 million in third party expenses related to business process design and reengineering in preparation of an ERP system implementation and $1.7 million of costs related to the Meru acquisition.

Restructuring

Restructuring expenses of $7.6 million in 2015, primarily relate to the restructuring activities in connection with the Meru acquisition to reduce our cost structure and improve operational efficiencies. See Note 9 to the consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the “Liquidity and Capital Resources” section of this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest income and other expense—net

	Year Ended December 31,		Change	% Change
	2015	2014
	(in thousands, except percentages)
Interest income	$5,295	$5,393	$(98)	(2)%
Other expense—net	(3,167)	(3,168)	1	—

Interest income and other expense—net remained relatively consistent in 2015 compared to 2014. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other expense—net consisted primarily of foreign exchange losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2015	2014
	(in thousands, except percentages)
Provision for income taxes	$9,018	$36,206	$(27,188)	(75)%
Effective tax rate (%)	53%	59%	(6)%	—

Our effective tax rate was 53% for 2015, compared with an effective tax rate of 59% for 2014. The provision for income taxes for 2015 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes and an increase in tax reserves, as well as the inclusion of stock-based compensation benefits and transfer pricing allocations which impacted jurisdictional income taxed at various tax rates. The decrease in the effective tax rate in 2015 was primarily due to higher research and development credits, additional tax benefits related to stock-based compensation expense and lower foreign withholding taxes.

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

	Three Months Ended
	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016 (3)	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$158,925	$127,972	$136,641	$124,572	$144,759	$119,737	$114,777	$97,509
Service	203,905	188,674	174,750	160,004	151,770	140,331	125,008	115,377
Total revenue	362,830	316,646	311,391	284,576	296,529	260,068	239,785	212,886
Cost of revenue:
Product (1)(2)	56,616	50,267	52,788	49,313	55,466	46,167	47,397	41,368
Service (1)(2)	34,275	34,532	31,715	28,331	26,510	25,534	22,101	22,234
Total cost of revenue	90,891	84,799	84,503	77,644	81,976	71,701	69,498	63,602
Total gross profit	271,939	231,847	226,888	206,932	214,553	188,367	170,287	149,284
Operating expenses:
Research and development (1)	45,589	47,239	45,502	44,754	42,814	42,110	37,389	35,816
Sales and marketing (1)(2)	162,873	154,831	162,694	146,103	136,840	120,994	111,928	100,609
General and administrative (1)	17,451	22,006	22,184	19,439	20,315	21,220	18,018	11,961
Restructuring charges	833	2,283	553	328	1,717	5,883	—	—
Total operating expenses	226,746	226,359	230,933	210,624	201,686	190,207	167,335	148,386
Operating income (loss)	45,193	5,488	(4,045)	(3,692)	12,867	(1,840)	2,952	898
Interest income	1,964	1,888	1,705	1,746	1,176	1,333	1,364	1,422
Other expense—net	(3,650)	(787)	(1,350)	(1,312)	(1,007)	(653)	(830)	(677)
Income (loss) before income taxes	43,507	6,589	(3,690)	(3,258)	13,036	(1,160)	3,486	1,643
Provision for (benefit from) income taxes	18,341	298	(2,302)	(5,376)	15,570	(9,329)	2,694	83
Net income (loss)	$25,166	$6,291	$(1,388)	$2,118	$(2,534)	$8,169	$792	$1,560
Net income (loss) per share:
Basic	$0.15	$0.04	$(0.01)	0.01	$(0.01)	$0.05	$—	0.01
Diluted	$0.14	$0.04	$(0.01)	$0.01	$(0.01)	$0.05	$—	$0.01

_______________________________________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Cost of product revenue	$313	$309	$298	$280	$332	$291	$210	$140
Cost of service revenue	2,276	2,238	2,123	2,134	1,980	1,849	1,660	1,632
Research and development	7,871	7,648	7,458	7,143	7,194	6,663	5,541	5,157
Sales and marketing	17,930	17,378	16,990	15,815	14,954	13,904	11,271	9,307
General and administrative	3,691	3,520	3,478	3,530	3,627	3,612	3,078	2,686
Total stock-based compensation expense	$32,081	$31,093	$30,347	$28,902	$28,087	$26,319	$21,760	$18,922

_______________________________________________

(2)	Total amortization included in the product and service costs are as follows:

	Three Months Ended
	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Amortization of intangible assets	$3,022	$2,839	$2,269	$1,178	$1,319	$1,319	$244	$244
Impairment of intangible assets	—	—	—	—	—	—	1,593	—
Total amortization and impairment of intangible assets	$3,022	$2,839	$2,269	$1,178	$1,319	$1,319	$1,837	$244

_______________________________________________

(3)
In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2016-09, which allows a company to make a policy election to account for forfeitures as they occur. We early adopted this standard and elected to account for forfeitures as they occur using the modified retrospective transition method. The adoption of this standard resulted in a decrease of $2.0 million in our share-based compensation during the first quarter of 2016. The adoption of ASU 2016-09 resulted in a decrease of $3.6 million in our provision for income taxes during the first quarter of 2016.

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

Our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first quarters of 2016 and 2015. Product revenue, on average throughout the year, increased in 2016 as compared to the same quarters in 2015, which we believe was due in part to the investments made in our sales and marketing organizations, to a robust security market and to continued product innovation. We are also starting to see a shift from product revenues to higher-margin, recurring service revenues, which reflect our ongoing success in driving sales of low-end and high-end service bundles.

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services and between products. Product gross margin varies based on the types of products sold and the average selling prices of our products. In addition, product gross margin was positively impacted by higher sales of software products such as certain of our virtualized security solutions, as well as inventory management efficiencies. Service gross margins, on average throughout the year, increased in 2016 compared to 2015 due to a mix shift to higher-margin service revenue, as well as scaled efficiencies.

Liquidity and Capital Resources

	As of December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$709,003	$543,277	$283,254
Investments	601,505	621,033	708,490
Total cash, cash equivalents and investments	$1,310,508	$1,164,310	$991,744
Working capital	$709,276	$591,873	$508,925

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$345,708	$282,547	$196,582
Cash used in investing activities	(74,123)	(967)	(29,350)
Cash provided by (used in) financing activities	(105,859)	(21,557)	749
Effect of exchange rates on cash and cash equivalents	—	—	(600)
Net increase in cash and cash equivalents	$165,726	$260,023	$167,381

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, real estate and other capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under the employee stock purchase plan, payment of taxes in connection with the net settlement of equity awards, and investments in strategic relationships that we have made or may make in the future. Our previous stock repurchase program (the “2015 Repurchase Program”) expired on December 31, 2015 with an unused balance under the 2015 Repurchase Program of $62.5 million. In January 2016, our board of directors approved a new share repurchase program, which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In October 2016, our board of directors authorized the purchase of additional $100.0 million of shares of our common stock under the 2016 Repurchase Program, increasing our current authorization to $300.0 million through December 31, 2017. In recent years we have received significant capital resources as a result of the exercise of stock options. We expect proceeds in future years to be impacted by the increased mix of restricted stock units (“RSU”) granted versus stock options and also to vary based on our share price. We expect to spend $140.0 million to $150.0 million in capital expenditures primarily related to purchase of real estate to expand our offices to support worldwide growth.

As of December 31, 2016, our cash, cash equivalents, and investments of $1.31 billion were invested primarily in corporate debt securities, commercial paper, U.S. government and agency securities, municipal bonds, money market funds, certificates of deposit and term deposits. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of December 31, 2016, $504.8 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. In the fourth quarter of 2016, we repatriated $55.0 million of cash from offshore. A decision was made to bring this cash back to the U.S. as it carried a substantial foreign tax credit amounting to $22.3 million. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. We anticipate our capital expenditures spending in 2017 to be approximately $140.0 million to $150.0 million. Such capital expenditures include purchases completed in January 2017, purchases currently in escrow and purchases signed but not yet in escrow totaling $2.7 million, $88.0 million and $13.0 million, respectively. Historically, we have required capital principally to fund our working capital needs, capital expenditures, share repurchases and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during 2016 provided $345.7 million in cash as a result of our continued growth of our business and the ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable and payments for inventory purchases. We are also starting to see a shift from product revenues to higher-margin, recurring service revenues. For example, our total revenue grew 26% in 2016 compared to 2015, while our total deferred revenue balance grew 31%.

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

Our operating activities during 2014 provided $196.6 million in cash as a result of profitability, timing of billings and collections, and the ability to successfully manage our working capital. The primary sources of cash from operating activities during 2014 consisted of net income of $25.3 million, increased by non-cash adjustments of $93.9 million and changes in operating assets and liabilities of $77.4 million. In 2014, we received $20.0 million pursuant to a six-year mutual covenant-not-to-sue and release agreement with Palo Alto Networks. Changes in operating assets and liabilities primarily included an increase in payments received from customers and a receipt of cash related to the mutual covenant-not-to-sue and release agreement, partially offset by payments for inventory purchases, prepayment of certain expenses and payments of income taxes during the period.

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

During 2016, cash used for investing activities was primarily due to the $67.2 million we spent on capital expenditures, including our purchases of a warehouse in Union City, California for total cash of $18.5 million, and a $22.1 million payment for the acquisition of AccelOps. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $15.1 million.

During 2015, cash used for investing activities was primarily due to $38.0 million used for the acquisition of Meru. In addition we spent $37.4 million on capital expenditures, including our purchases of certain real properties in Sunnyvale, California and Sophia, France for total cash of $13.9 million. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $74.4 million.

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

During 2016, cash used for financing activities was $105.9 million, primarily due to $110.8 million used to repurchase our common stock. This was partially offset by $6.6 million of proceeds from the issuance of common stock, net of tax withholding.

During 2015, cash used for financing activities was $21.6 million primarily due to $60.0 million used to repurchase our common stock. This was partially offset by $38.4 million of proceeds from the issuance of common stock, net of tax withholding.

During 2014, cash provided by financing activities was $0.7 million as a result of proceeds of $55.3 million from the issuance of common stock under our stock plans. This cash inflow was partially offset by $44.0 million used to repurchase our common stock and $10.6 million of taxes payment related to withholding.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments (1)	$65,489	$17,699	$35,510	$6,416	$5,864
Inventory purchase commitments (2)	91,247	91,247	—	—	—
Other contractual commitments and open purchase orders (3)	50,686	45,953	4,733	—	—
Total	$207,422	$154,899	$40,243	$6,416	$5,864
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

(3)
Consists of an estimate of open purchase orders and contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services. No tax liabilities related to uncertain tax positions have been included in the table. As of December 31, 2016, we had $68.6 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2016, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncement

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, money market funds, commercial paper, municipal bonds, U.S. government and agency securities, and certificates of deposit and term deposits. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2016, 2015 and 2014 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”), the British pound (“GBP”) and the Chinese yen (“CNY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense in the consolidated statement of operations. We recognized an expense of $6.6 million in Other expense—net, in 2016 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements, are relatively short-term in nature and are focused on the CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP, and CNY could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.8 million change in the value of our foreign currency cash balances as of December 31, 2016.

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
For the years ended December 31, 2016, 2015, and 2014

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fortinet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2017

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$709,003	$543,277
Short-term investments	376,522	348,074
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $11,235 and $6,228 at December 31, 2016 and 2015, respectively	312,998	259,563
Inventory	106,887	83,868
Prepaid expenses and other current assets	33,306	35,761
Total current assets	1,538,716	1,270,543
LONG-TERM INVESTMENTS	224,983	272,959
DEFERRED TAX ASSETS	182,745	119,216
PROPERTY AND EQUIPMENT—Net	137,249	91,067
OTHER INTANGIBLE ASSETS—Net	24,828	17,640
GOODWILL	14,553	4,692
OTHER ASSETS	16,867	14,393
TOTAL ASSETS	$2,139,941	$1,790,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,732	$61,500
Accrued liabilities	35,640	33,028
Accrued payroll and compensation	78,138	61,111
Income taxes payable	13,588	8,379
Deferred revenue	645,342	514,652
Total current liabilities	829,440	678,670
DEFERRED REVENUE	390,007	276,651
INCOME TAX LIABILITIES	68,551	60,624
OTHER LIABILITIES	14,262	19,188
Total liabilities	1,302,260	1,035,133
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 173,078 and 171,399 shares issued and outstanding at December 31, 2016 and 2015, respectively	173	171
Additional paid-in capital	800,653	687,658
Accumulated other comprehensive loss	(765)	(933)
Retained earnings	37,620	68,481
Total stockholders’ equity	837,681	755,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,139,941	$1,790,510
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE:
Product	$548,110	$476,782	$360,558
Service	727,333	532,486	409,806
Total revenue	1,275,443	1,009,268	770,364
COST OF REVENUE:
Product	208,984	190,398	151,300
Service	128,853	96,379	79,709
Total cost of revenue	337,837	286,777	231,009
GROSS PROFIT:
Product	339,126	286,384	209,258
Service	598,480	436,107	330,097
Total gross profit	937,606	722,491	539,355
OPERATING EXPENSES:
Research and development	183,084	158,129	122,880
Sales and marketing	626,501	470,371	315,804
General and administrative	81,080	71,514	41,347
Restructuring charges	3,997	7,600	—
Total operating expenses	894,662	707,614	480,031
OPERATING INCOME	42,944	14,877	59,324
INTEREST INCOME	7,303	5,295	5,393
OTHER EXPENSE—Net	(7,099)	(3,167)	(3,168)
INCOME BEFORE INCOME TAXES	43,148	17,005	61,549
PROVISION FOR INCOME TAXES	10,961	9,018	36,206
NET INCOME	$32,187	$7,987	$25,343
Net income per share (Note 8):
Basic	$0.19	$0.05	$0.15
Diluted	$0.18	$0.05	$0.15
Weighted-average shares outstanding:
Basic	172,621	170,385	163,831
Diluted	176,338	176,141	169,289
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$32,187	$7,987	$25,343
Other comprehensive income (loss):
Foreign currency translation losses	—	—	(333)
Unrealized gains (losses) on investments	258	(897)	(1,708)
Tax provision (benefit) related to items of other comprehensive income (loss)	90	(313)	(600)
Other comprehensive income (loss)—net of taxes	168	(584)	(1,441)
Comprehensive income	$32,355	$7,403	$23,902

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2013	161,535	$161	$462,644	$1,092	$121,863	$585,760
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6,555	7	45,817	—	—	45,824
Repurchase and retirement of common stock	(1,647)	(2)	(4,994)	—	(33,561)	(38,557)
Stock-based compensation expense	—	—	58,994	—	—	58,994
Income tax benefit associated with stock-based compensation	—	—	43	—	—	43
Net unrealized loss on investments - net of taxes	—	—	—	(1,108)	—	(1,108)
Net change in cumulative translation adjustments	—	—	—	(333)	—	(333)
Net income	—	—	—	—	25,343	25,343
BALANCE—December 31, 2014	166,443	166	562,504	(349)	113,645	675,966
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6,715	7	39,011	—	—	39,018
Repurchase and retirement of common stock	(1,759)	(2)	(6,847)	—	(53,151)	(60,000)
Stock-based compensation expense	—	—	95,088	—	—	95,088
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(2,098)	—	—	(2,098)
Net unrealized loss on investments - net of taxes	—	—	—	(584)	—	(584)
Net income	—	—	—	—	7,987	7,987
BALANCE—December 31, 2015	171,399	171	687,658	(933)	68,481	755,377
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5,533	6	5,984	—	—	5,990
Repurchase and retirement of common stock	(3,854)	(4)	(16,214)	—	(94,610)	(110,828)
Stock-based compensation expense	—	—	122,423	—	—	122,423
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	802	—	31,562	32,364
Net unrealized gain on investments - net of tax	—	—	—	168	—	168
Net income	—	—	—	—	32,187	32,187
BALANCE—December 31, 2016	173,078	$173	$800,653	$(765)	$37,620	$837,681
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,187	$7,987	$25,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,520	31,589	22,028
Amortization of investment premiums	4,780	7,457	8,703
Stock-based compensation	122,423	95,088	58,994
Other non-cash items—net	2,644	3,391	4,140
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable—net	(57,875)	(66,464)	(55,888)
Inventory	(43,023)	(19,088)	(32,459)
Deferred tax assets	(27,822)	(29,851)	9,072
Prepaid expenses and other current assets	2,616	(2,630)	(16,000)
Other assets	(2,352)	667	(1,302)
Accounts payable	39	(2,517)	18,033
Accrued liabilities	(3,210)	883	7,120
Accrued payroll and compensation	15,696	11,301	10,835
Other liabilities	(5,013)	2,016	14,318
Deferred revenue	242,961	222,346	127,416
Income taxes payable	13,137	20,372	(3,771)
Net cash provided by operating activities	345,708	282,547	196,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(473,608)	(459,903)	(497,084)
Sales of investments	28,311	47,900	41,755
Maturities of investments	460,443	486,419	458,193
Purchases of property and equipment	(67,182)	(37,358)	(32,197)
Payments made in connection with business acquisitions—net of cash acquired	(22,087)	(38,025)	(17)
Net cash used in investing activities	(74,123)	(967)	(29,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	44,861	67,314	55,324
Taxes paid related to net share settlement of equity awards	(38,266)	(28,871)	(10,598)
Repurchase and retirement of common stock	(110,828)	(60,000)	(43,977)
Payments of debt assumed in connection with business acquisition	(1,626)	—	—
Net cash provided by (used in) financing activities	(105,859)	(21,557)	749
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(600)
NET INCREASE IN CASH AND CASH EQUIVALENTS	165,726	260,023	167,381
CASH AND CASH EQUIVALENTS—Beginning of year	543,277	283,254	115,873
CASH AND CASH EQUIVALENTS—End of year	$709,003	$543,277	$283,254
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$26,608	$18,893	$40,551
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$21,069	$17,395	$12,733
Liability for purchase of property and equipment and asset retirement obligations	$8,157	$9,870	$3,275
Equity awards assumed in connection with business acquisition	$—	$471	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a leading provider of network security appliances to enterprises, service providers and government organizations worldwide. Fortinet’s solutions are designed to integrate multiple levels of security protection, including firewall, VPN, application control, anti-malware, intrusion prevention, web filtering, vulnerability management, anti-spam, mobile security, wireless controller and WAN acceleration. Our security solutions are fast, secure and designed to provide broad, rapid protection against dynamic security threats while simplifying the IT infrastructure of our end-customers worldwide.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the BESP for our products and services, stock-based compensation, inventory valuation, fair value of assets acquired and liabilities assumed in business combinations, measurement of liabilities for uncertain tax positions and deferred tax assets, assessment of recoverability of our goodwill and other long-lived assets, sales returns reserve, restructuring expenses and other loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the U.S. and around the world. Balances in the U.S. typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, commercial paper and fixed income securities with major financial institutions that our management believes are financially sound.

Our accounts receivables are primarily derived from our channel partners in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable and we maintain reserves for estimated potential credit losses. As of December 31, 2016, two distributors, Exclusive and Fine Tec Computer, accounted for 26% and 10% of total net accounts receivable, respectively. At December 31, 2015, one distributor, Exclusive, accounted for 23% of total net accounts receivable.

During 2014, 2015 and 2016, Exclusive accounted for 15%, 18% and 20% of total revenue, respectively.

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

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

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
In the third quarter of 2014, we reevaluated the selected functional currency of our international subsidiaries and recorded the cumulative impact of the reevaluation of the functional currency in the consolidated statement of operations.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the third quarter of 2014, the functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the exchange rates in effect during each period. Foreign currency remeasurement losses of $6.6 million, $3.2 million and $3.2 million, are included in other expense—net for 2016, 2015 and 2014, respectively.

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

Inventory—Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	2 to 20 years
Computer equipment and software	1 to 7 years
Evaluation units	1 year
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Other Investments—Investments in privately-held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts as well as current fundraising activities and valuations based on information provided by these privately-held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations.

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

Business Combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. We often continue to gather additional information throughout the measurement period, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

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

Restructuring— Our restructuring expenses consist of severance and other one-time benefits, contract terminations and other expenses. Liabilities for costs associated with a restructuring activity are measured at fair value. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. A liability for terminating a contract before the end of its term, which is usually done by giving written notice to the counterparty within the notification period specified by the contract or by otherwise negotiating a termination with the counterparty, is recognized at fair value on the notification date. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized at the cease-use date. Other costs primarily consist of asset write-offs, which are expensed when incurred.
We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plan, actual results may differ and thereby require us to record an additional provision or reverse a portion of such a provision.

Goodwill —Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter, or sooner when circumstances indicate an impairment may exist. We perform our annual goodwill impairment analysis at the reporting unit level. As of December 31, 2016, we had one reporting unit. The impairment analysis utilizes a quantitative assessment using a two-step impairment test. The first step is to compare the reporting unit’s carrying value, including goodwill, to the fair value. If the fair value exceeds the carrying value, then no potential impairment is considered to exist. If the carrying value exceeds the fair value, the second step is performed to determine if the implied fair value of the reporting unit’s goodwill exceeds the carrying value of the reporting unit. An impairment charge would be recorded if the carrying value exceeds the implied fair value. Impairment charges, if any, are recorded in general and administrative expenses. We have not been required to perform this second step of the process because the fair value of our reporting unit exceeded the net book value as of December 31, 2016.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line and accelerated method over the estimated economic lives of the assets, which range from one to five years.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—The fair value of RSUs is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes option pricing model to determine the fair value of our employee stock options and ESPP. Performance stock units (“PSUs”) are RSUs that contain both service-based and market-based vesting conditions. PSUs vest over a specified service period upon the satisfaction of certain market-based vesting conditions, and settle into shares of our common stock upon vesting over a two- or three-year period. The fair value of a PSU is calculated using the Monte Carlo simulation model on the date of grant and is based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions. Stock-based compensation expense is amortized on a straight-line basis.

Leases—We rent certain facilities under operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. Some of our lease agreements contain rent holidays, scheduled rent increases, lease incentives and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded over the lease term. Lease incentives are recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space.

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

•
Delivery has occurred or services have been rendered. Product delivery occurs when we fulfill an order and title and risk of loss has been transferred. Delivery of software license occurs upon electronic transfer of the license key to the customer. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and, to a lesser extent, up to five years, and is generally recognized upon delivery or completion of service.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return and rebates for sales of our products. The arrangement fee for this group of distributors is typically not fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance.

We recognize software license revenue upon delivery. To date, software license revenues have not represented a significant percentage of the Company's total revenues.

Substantially all of our products have been sold in combination with services, which consist of security subscriptions and technical support services. Security services provide access to our antivirus, intrusion prevention, web filtering and anti-spam functionality. Support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and Internet access to technical support personnel and hardware support. We recognize revenue from these services ratably over the contractual service period. Revenue related to subsequent renewals of these services are recognized over the term of the renewal agreement.

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

Service revenue consists of sales from our FortiGuard security subscription and FortiCare technical support services, professional and training services and other services that include SaaS and IaaS (both of which are hosted or cloud-based services). The Company recognizes revenue from these arrangements as the subscription service is delivered over the term which is typically one year or on a monthly usage basis. To date, SaaS and IaaS revenues have not represented a significant percentage of the Company’s total revenues.

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

For our hardware products, we use BESP as our selling price. For our support, software licenses and other services, we generally use VSOE as our selling price estimate. We determine VSOE of fair value for elements of an arrangement based on the historical pricing and discounting practices for those services when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range as a percentage of list price. When we are unable to establish a selling price using VSOE for our support and other services, we use BESP in our allocation of arrangement consideration. We determine BESP for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels that fall within a reasonably narrow range as a percentage of list price.

For multiple-element arrangements where software deliverables are included, revenue is allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables is then

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of sales returns reserve and allowances for doubtful accounts. The sales returns reserve is determined based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns reserve, we analyze historical experience of actual rebates and returns. The sales returns reserve was $10.3 million and $5.5 million as of December 31, 2016 and 2015, respectively. The allowance for doubtful accounts is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.9 million and $0.7 million as of December 31, 2016 and 2015, respectively.

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2016 and 2015.

Foreign Currency Derivatives—Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the CAD, EUR, GBP and CNY. To help protect against significant fluctuations in the value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have a maturity of one month. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other expense—net in the consolidated statement of operations. As of December 31, 2016, the fair value of the forward exchange contracts was not material.

Additionally, independent of our use of foreign currency risk management activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and CNY could adversely impact our operating expenses in the future.

The notional amount of forward exchange contracts as of December 31, 2016 and 2015 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2016
CAD	Sell	$2,615

Currency—As of December 31, 2015
CAD	Sell	$7,011

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09—Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The new guidance changes the accounting for certain aspects of stock-based payments to employees and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. ASU 2016-09 also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Standards Not Yet Effective

In January 2017, the FASB issued ASU 2017-04—Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2016-06 will be effective for us beginning on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. We will adopt ASU 2017-04 in the fourth quarter of 2017. We do not believe that this standard will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18—Statement of Cash Flows, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for us beginning on January 1, 2018, using a retrospective adoption method. We early adopted ASU 2016-18 on January 1, 2017. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. The new guidance includes a number of optional practical expedients that entities may elect to apply. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. We currently anticipate to early adopt this new standard on January 1, 2018 in conjunction with our adoption of the new revenue standard. Our ability to early adopt is dependent on system readiness, including software procured from third-party providers, if any, and the completion of our analysis of information necessary to restate prior period financial statements. Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized could be at least $50.0 million. We are continuing to evaluate the impact of the standard and

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our estimate is subject to change. We do not believe that the standard will have a material impact on our statement of operations.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The new standard will be effective for us beginning January 1, 2018 which is the required mandatory adoption date and we do not plan to early adopt. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Currently, we are in the process of reviewing our historical contracts to quantify the impact on our consolidated financial statements. Depending on the results of our review, there could be changes to the timing of revenue recognition and certain costs associated with obtaining and fulfilling our customer contracts. These changes may include the acceleration of revenue and associated costs on sales to certain channel partners that are currently accounted for only once the product is sold through to the end-customer, and the amortization of certain costs related to obtaining customer contracts that include the sales commission we pay to certain employees. We are also in the process of assessing the appropriate changes to our business processes and upgrading our systems and controls to support recognition and disclosure under the new standard. We expect to complete our assessment process, including selecting a transition method for adoption, in the second quarter of 2017.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following table summarizes our investments (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$379,494	$43	$(925)	$378,612
Commercial paper	95,110	23	(25)	95,108
U.S. government and agency securities	64,604	16	(79)	64,541
Municipal bonds	59,257	3	(235)	59,025
Certificates of deposit and term deposits (1)	4,219	—	—	4,219
Total available-for-sale securities	$602,684	$85	$(1,264)	$601,505

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$438,533	$30	$(1,369)	$437,194
Commercial paper	66,263	3	(34)	66,232
Municipal bonds	61,050	12	(40)	61,022
Certificates of deposit and term deposits (1)	14,897	—	—	14,897
U.S. government and agency securities	41,727	3	(42)	41,688
Total available-for-sale securities	$622,470	$48	$(1,485)	$621,033

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$311,980	$(910)	$13,541	$(15)	$325,521	$(925)
Municipal bonds	52,200	(235)	—	—	52,200	(235)
U.S. government and agency securities	33,430	(79)	—	—	33,430	(79)
Commercial paper	17,394	(25)	—	—	17,394	(25)
Total available-for-sale securities	$415,004	$(1,249)	$13,541	$(15)	$428,545	$(1,264)

The following table shows the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348,534	$(1,187)	$42,033	$(182)	$390,567	$(1,369)
Commercial paper	31,977	(34)	—	—	31,977	(34)
Municipal bonds	41,677	(36)	1,008	(4)	42,685	(40)
U.S. government and agency securities	34,703	(42)	—	—	34,703	(42)
Total available-for-sale securities	$456,891	$(1,299)	$43,041	$(186)	$499,932	$(1,485)

The contractual maturities of our investments are as follows (in thousands):

	December 31, 2016	December 31, 2015
Due within one year	$376,522	$348,074
Due within one to three years	224,983	272,959
Total	$601,505	$621,033

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2016.

Fair Value Accounting—We apply the following fair value hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016				December 31, 2015
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$378,612	$—	$378,612	$—	$437,194	$—	$437,194	$—
Commercial paper	105,097	—	105,097	—	69,231	—	69,231	—
U.S. government and agency securities	64,541	52,082	12,459	—	41,688	25,693	15,995	—
Municipal bonds	59,025	—	59,025	—	61,022	—	61,022	—
Money market funds	38,649	38,649	—	—	50,030	50,030	—	—
Certificates of deposit and term deposits	4,219	—	4,219	—	14,897	—	14,897	—
Total	$650,143	$90,731	$559,412	$—	$674,062	$75,723	$598,339	$—

Reported as:
Cash equivalents	$48,638				$53,029
Short-term investments	376,522				348,074
Long-term investments	224,983				272,959
Total	$650,143				$674,062

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including goodwill, other intangible assets—net and investments in privately-held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$18,924	$15,425
Finished goods	87,963	68,443
Inventory	$106,887	$83,868

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.0 million and $1.1 million as of December 31, 2016 and 2015, respectively. Inventory also includes materials at contract manufacturers of $6.1 million and $4.9 million as of December 31, 2016 and 2015, respectively.

4. PROPERTY AND EQUIPMENT—Net
Property and equipment—net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land	$35,079	$21,683
Building and building improvements	49,783	28,841
Computer equipment and software	65,323	45,632
Evaluation units	20,173	15,784
Leasehold improvements	18,699	11,179
Furniture and fixtures	13,995	8,901
Construction-in-progress	4,669	8,106
Total property and equipment	207,721	140,126
Less: accumulated depreciation	(70,472)	(49,059)
Property and equipment—net	$137,249	$91,067

Depreciation expense was $39.2 million, $28.4 million and $20.5 million in 2016, 2015 and 2014, respectively.

In 2016, we purchased certain real estate properties to support the growth in our business operations, for total cash consideration of $27.1 million, of which $13.4 million was allocated to land, $11.0 million was allocated to building and $2.7 million remains in construction in progress as one building has not yet been placed in service.

5. INVESTMENTS IN PRIVATELY-HELD COMPANIES

Our investments in the equity securities of three privately-held companies totaled $10.3 million as of December 31, 2016 and 2015. Each of these investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our consolidated balance sheet and would be measured at fair value if indicators of impairment exist. As of December 31, 2016, no events have occurred that would adversely affect the carrying value of these investments.

We determined that we had a variable interest in these privately-held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities were not required to be consolidated in our consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. BUSINESS COMBINATIONS

AccelOps, Inc.

On June 7, 2016, we completed our acquisition of AccelOps, Inc. (“AccelOps”), a provider of network security monitoring and analytics solutions, for total cash consideration of $22.1 million, net of cash received. We believe this acquisition will extend the Fortinet Security Fabric by enhancing our network security visibility, security data analytics and threat intelligence across multi-vendor solutions.

The acquisition of AccelOps is accounted for as a business combination in accordance with the ASC 805, Business Combinations (“ASC 805”), issued by the FASB. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. We included acquisition-related costs of $0.3 million in general and administrative expenses. The total purchase price was allocated to AccelOps’ identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The acquisition also included a contingent obligation for up to $4.0 million in future earn out payments to certain former stockholders of AccelOps if specified future financial targets were met as of December 31, 2016. As of the acquisition date, we estimated the fair value of the liability to be zero as we did not believe the targets would be met. As of December 31, 2016, the financial targets were not met.

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

Finite-lived intangible assets consist of developed technology, customer relationships and other intangible assets. AccelOps’ technology provides a software solution to manage security, performance and compliance from a single platform. The acquired developed technologies include software patents, know-how, process and designs. The value of customer relationships is attributable to the generation of a consistent income source and the avoidance of costs associated with creating new customer relationships.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated useful life and fair values of the acquired finite-lived intangible assets were as follows (in thousands, except for estimated useful life):

	Estimated Useful Life (in years)	Fair Values
Developed technologies	4	$12,400
Customer relationships	3	2,300
Other	2	200
Total		$14,900

The developed technologies and other are amortized on a straight-line basis. The amortization expense of developed technologies is recorded in costs of revenue, and other intangibles is recorded in cost of service revenue. The amortization expense of customer relationships is amortized on an accelerated basis and is recorded in sales and marketing expenses.

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

In connection with the acquisition, we paid $41.8 million, comprised of cash consideration of $40.9 million, withholding tax liability of $0.4 million and the estimated fair value associated with RSUs of Meru of $0.5 million that were converted for 53,401 shares of our common stock.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the combined results of operations of Fortinet and Meru as if the acquisition occurred on January 1, 2014. The pro forma results includes purchase accounting adjustments for amortization charges from acquired intangible assets, depreciation of acquired property, plant and equipment, stock-based compensation and related tax effects (in thousands):

	Years Ended December 31,
	2015	2014
Pro forma revenue	$1,046,972	$861,255
Pro forma income (loss) from operations	(1,983)	34,105
Pro forma net income (loss)	(4,634)	5,968
Pro forma net income (loss) per share:
Basic	(0.03)	0.04
Diluted	(0.03)	0.04

The pro forma financial information presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 2014, nor it is indicative of any future results.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

There were no impairments to goodwill during 2016. The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance—December 31, 2015	$4,692
Addition due to business acquisition	9,861
Balance—December 31, 2016	$14,553

Other Intangible Assets—net

The following tables present other intangible assets—net (in thousands):

	December 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$8,750	$15,234
Customer relationships	4.7	14,500	6,506	7,994
		38,484	15,256	23,228

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$15,256	$24,828

	December 31, 2015
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Customer relationships	5.0	$12,200	$1,220	$10,980
Developed technologies	3.6	11,384	4,724	6,660
Total other intangible assets—net		$23,584	$5,944	$17,640

During 2015, we reassessed the fair value and the remaining useful life of the developed technologies and customer relationships acquired from the Coyote business acquisition. Based on this reassessment, we determined a decrease in the projected cash flow and that the remaining net book value of the developed technologies and customer relationships were impaired. As a result, we recorded an impairment charge of $1.6 million associated with these assets. The impairment charge is included within cost of product revenue and sales and marketing in the consolidated statements of operations.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $9.3 million, $3.2 million, and $1.5 million in 2016, 2015 and 2014, respectively. The following table summarizes estimated future amortization expense of other intangible assets—net (in thousands):

Amount
Years:
2017	$8,574
2018	6,885
2019	5,406
2020	2,363
Total	$23,228

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of RSUs, including PSUs, stock options and the ESPP. Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$32,187	$7,987	$25,343

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	172,621	170,385	163,831
Diluted shares:
Weighted-average common stock outstanding-basic	172,621	170,385	163,831
Effect of potentially dilutive securities:
RSUs (including PSUs)	1,891	2,260	844
Stock options	1,757	3,427	4,583
ESPP	69	69	31
Weighted-average shares used to compute diluted net income per share	176,338	176,141	169,289
Net income per share:
Basic	$0.19	$0.05	$0.15
Diluted	$0.18	$0.05	$0.15

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
RSUs (including PSUs)	3,319	1,393	768
Stock options	1,024	382	3,469
ESPP	159	94	99
	4,502	1,869	4,336

9. RESTRUCTURING CHARGES

The following table provides a summary of restructuring activity for the years 2016 and 2015 (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Balance as of December 31, 2014	$—	$—	$—
Costs incurred	7,109	491	7,600
Less cash payments	(3,104)	(71)	(3,175)
Less non-cash items	(316)	(191)	(507)
Balance as of December 31, 2015	3,689	229	3,918
Costs incurred	3,246	751	3,997
Less cash payments	(5,933)	(664)	(6,597)
Less non-cash items	(89)	(78)	(167)
Balance as of December 31, 2016	$913	$238	$1,151

2016 Restructuring

In 2016, we implemented a plan to restructure and further improve efficiencies in our operations due to the acquisition of AccelOps and certain other activities. To date, we have incurred $3.7 million related to this restructuring. These charges are primarily related to severance payments to be paid in cash and are included in operating expense in the consolidated statements of operations. We do not anticipate incurring additional significant charges related to this restructuring.

The remaining restructuring reserve of $0.5 million is included in accrued liabilities on the consolidated balance sheet as of December 31, 2016 and is expected to be paid in 2017.

2015 Meru Restructuring

In connection with the acquisition of Meru, we initiated planned cost reduction and restructuring activities to improve our cost structure and operational efficiencies starting in the third quarter of 2015. To date, we have incurred $7.9 million of charges related to this restructuring. These charges are primarily related to severance payments to be paid in cash and are included in operating expense in the consolidated statements of operations of the period when incurred. We incurred $0.3 million of charges related to this restructuring during the twelve months ended December 31, 2016, respectively, and these charges are included in operating expense in the consolidated statements of operations. We do not anticipate incurring additional charges related to this restructuring.

The remaining restructuring reserve of $0.7 million is included in accrued liabilities on the consolidated balance sheet as of December 31, 2016 and is expected to be paid in 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease commitments	$65,489	$17,699	$14,103	$11,933	$9,474	$4,003	$8,277
Inventory purchase commitments	91,247	91,247	—	—	—	—	—
Other contractual commitments and open purchase orders	50,686	45,953	3,776	693	264	—	—
Total	$207,422	$154,899	$17,879	$12,626	$9,738	$4,003	$8,277

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $18.9 million, $13.8 million and $10.6 million for 2016, 2015 and 2014, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2016, we had $91.2 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2016, we had $50.7 million in other contractual commitments that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, including contingent legal fees with related parties, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. As required under ASC 450, Contingencies, issued by the FASB, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. With respect to outstanding legal proceedings, including the matter described below, we have not recorded any significant accruals for loss contingencies associated with such legal proceedings, based on our belief that any potential loss, while reasonably possible, is not probable and estimable. Further, a possible range of loss in this matter cannot be reasonably estimated at this time. We currently believe we have reasonable defenses with respect to legal proceedings against us.

In October 2016, we received a letter from the United States Attorney's Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. This inquiry is ongoing and we are fully cooperating with this inquiry.

In December 2015, we received $9.0 million from a third-party for a release of claims. In addition, we agreed to a three-year covenant-not-to-sue. Of the $9.0 million consideration received, $2.0 million was used to offset contingent legal fees incurred in connection with the litigation and the remaining $7.0 million was deferred, with the short-term portion recorded as

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the ESPP, as well as an equity plan assumed through the Meru acquisition. Under these plans, we have granted (or, in the case of the acquired plan, we have assumed) stock options and RSUs, including PSUs.

Stock Plans—Our board of directors adopted the 2000 Plan in 2000 and the 2008 Plan in 2008. The plans include both incentive and non-statutory stock options, which allowed us to grant options to purchase common stock to employees, directors, and contractors. During 2016, 2015 and 2014, we issued no stock options under these plans. As of December 31, 2015, no shares remain available for grant under these plans.

2009 Equity Incentive Plan—In 2009, our board of directors approved the 2009 Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs and PSUs. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9.0 million shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21.0 million shares. The shares may be authorized but unissued or reacquired, common stock. The number of shares available for issuance under the 2009 Plan is increased on the first day of each year beginning with 2011, in an amount equal to the lesser of (i) 14.0 million shares (as adjusted in connection with the stock split effected in June 2011), (ii) 5% of the outstanding shares on the last day of the immediately preceding year or (iii) such number of shares determined by our board of directors. Under the 2009 Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

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

Meru 2010 Equity Incentive Plan—In connection with the Meru acquisition, we assumed and exchanged Meru’s outstanding RSUs with an estimated fair value of $2.0 million. Of the total estimated fair value, $0.5 million relating to earned equity awards was allocated to the purchase price and the remainder relating to future services is being recognized over the

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining service period. No new equity awards can be granted under the assumed plan. As of December 31, 2016, RSUs representing 4,199 shares of common stock were outstanding under the awards assumed through the acquisition of Meru.

As of December 31, 2016, there were a total of 44,377,942 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2013	4,199	$22.00
Granted	4,047	23.13
Forfeited	(472)	21.92
Vested	(1,483)	22.23
Balance—December 31, 2014	6,291	22.93
Granted	6,303	39.04
Forfeited	(1,029)	31.78
Vested	(2,308)	22.74
Balance—December 31, 2015	9,257	32.97
Granted	5,551	27.96
Forfeited	(1,673)	32.03
Vested	(3,626)	30.45
Balance—December 31, 2016	9,509	$31.01

As of December 31, 2016, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $251.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.73 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Shares withheld for taxes	1,203	761	461
Amount withheld for taxes	$38,266	$28,871	$10,598

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes option pricing model, which employs the following assumptions.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the common stock effective on the date of grant.

Risk-Free Interest Rate—We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2016	2015	2014
Expected term in years	4.3	4.3	4.8
Volatility	42%	39%	43%
Risk-free interest rate	1.1%	1.6%	1.6%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2013	15,521	$13.18
Granted	387	23.08
Forfeited	(443)	24.21
Exercised	(4,763)	8.91
Balance—December 31, 2014	10,702	14.98
Granted	819	39.50
Forfeited	(150)	28.67
Exercised	(4,403)	11.10
Balance—December 31, 2015	6,968	20.03
Granted	1,468	25.65
Forfeited	(268)	34.82
Exercised	(1,981)	10.45
Balance—December 31, 2016	6,187	$23.79
Options vested and expected to vest—December 31, 2016	6,187	$23.79	3.08	$45,168
Options exercisable—December 31, 2016	4,313	$21.94	1.85	$37,299

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2016, for all in-the-money options. As of December 31, 2016, total

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense related to unvested stock options granted to employees but not yet recognized was $15.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.8 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Weighted-average fair value per share granted	$9.14	$13.20	$8.90
Intrinsic value of options exercised	40,306	113,786	76,731
Fair value of options vested	5,444	10,943	17,098

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2016, as follows (in thousands, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.43–8.99	554	0.19	$8.52	554	$8.52
15.28–19.94	110	1.77	16.74	100	16.43
20.13–24.92	3,381	3.22	22.00	2,187	21.08
26.49–26.70	1,248	2.18	26.69	1,226	26.70
31.39–33.31	627	5.88	32.75	144	32.92
38.73–48.83	267	5.46	46.59	102	46.25
	6,187			4,313

Employee Stock Purchase Plan

In determining the fair value of our ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term in years	0.5	0.5	0.5
Volatility	39%	30%	34%
Risk-free interest rate	0.4%	0.2%	0.1%
Dividend rate	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Weighted-average fair value per share granted	$7.68	$9.56	$5.91
Shares issued under the ESPP	1,151	764	770
Weighted-average price per share issued	$21.01	$24.30	$18.17

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in thousands):

December 31, 2016
Outstanding stock options and RSUs	15,696
Reserved for future equity award grants	40,312
Reserved for future ESPP issuances	4,066
Total common stock reserved for future issuances	60,074

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of product revenue	$1,200	$973	$483
Cost of service revenue	8,771	7,121	5,826
Research and development	30,120	24,555	17,264
Sales and marketing	68,113	49,436	26,744
General and administrative	14,219	13,003	8,677
Total stock-based compensation expense	$122,423	$95,088	$58,994

The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2016	2015	2014
RSUs	$107,124	$77,262	$37,068
Stock options	6,596	11,425	17,555
ESPP	8,703	6,401	4,371
Total stock-based compensation expense	$122,423	$95,088	$58,994

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit associated with stock-based compensation	$29,190	$25,189	$11,086

Share Repurchase Program

In January 2016, our board of directors approved the 2016 Repurchase Program which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In October 2016, our board of directors authorized the purchase of an additional $100.0 million of shares of our common stock under the 2016 Repurchase Program, increasing our current authorization to $300.0 million through December 31, 2017. Under the 2016 Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The 2016 Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2016, we repurchased 3.9 million shares of common stock under the 2016 Repurchase Program in open market transactions for an aggregate purchase price of $110.8 million. As of December 31, 2016, $189.2 million remained available for future share repurchases under the 2016 Repurchase Program.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(49,707)	$(37,437)	$35,778
Foreign	92,855	54,442	25,771
Total income before income taxes	$43,148	$17,005	$61,549

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$7,904	$9,864	$17,717
State	803	(136)	1,110
Foreign	17,829	13,683	8,921
Total current	$26,536	$23,411	$27,748
Deferred:
Federal	$(10,037)	$(9,383)	$6,742
State	(4,861)	(2,988)	(36)
Foreign	(677)	(2,022)	1,752
Total deferred	(15,575)	(14,393)	8,458
Provision for income taxes	$10,961	$9,018	$36,206

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory tax rate	$15,096	$5,951	$21,542
Stock-based compensation expense	10,010	6,369	7,367
State taxes—net of federal benefit	(4,252)	(2,454)	975
Foreign tax credit	(34,992)	(6,901)	(4,433)
Research and development credit	(2,713)	(3,529)	(880)
Foreign income taxed at different rates	(13,681)	(11,225)	(406)
Foreign withholding taxes	14,998	10,962	9,085
Foreign dividend distribution	27,295	9,647	—
Other	(800)	198	2,956
Total provision for income taxes	$10,961	$9,018	$36,206

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. In 2016, we early adopted ASU 2016-09 and all the excess tax benefits were recognized in income tax provision. For 2015, income tax payable was reduced by excess tax benefits from the exercise or vesting of stock-based awards of $1.3 million. For 2014, income tax payable was not reduced

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by excess tax benefits from the exercise or vesting of stock-based awards, therefore we did not recognize a significant benefit in additional paid-in-capital.

During 2016, we repatriated $55.0 million of foreign earnings and profits. A decision was made to bring this cash back to the U.S. as it carried a foreign tax credit of $22.3 million.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$24,348	$9,757
Deferred revenue	41,877	39,509
Nondeductible reserves and accruals	27,029	22,240
Depreciation and amortization	5,776	2,873
General business credit carryforward	62,705	22,121
Stock-based compensation expense	20,943	22,714
Other	67	2
Total deferred tax assets	$182,745	$119,216

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

As of December 31, 2016, we had $44.9 million in federal net operating loss carryforwards to offset future income, which is limited by Section 382 of the Internal Revenue Code (“Section 382”) due to the acquisition of Meru and AccelOps. With the acquisition of Meru, we had $22.6 million in federal net operating loss carryforwards which is limited by Section 382 available from year 2020. With the acquisition of AccelOps, we had $22.3 million in federal net operating loss carryforwards which is limited by Section 382 available from year 2016. We had $54.2 million federal tax credits with certain amount available to carryback and claim federal tax refunds from prior year and the rest available to offset future federal taxes. As of December 31, 2016, we had $47.3 million in California net operating loss carryforwards, $9.9 million of which can be used to offset future income and which will not expire until 2031. With the acquisition of Meru and AccelOps, we also had $22.1 million and $15.3 million in California net operating loss carryforwards, respectively, which is subject to Section 382 limitation. We had state tax credit carryforwards of $17.4 million available to offset our future state taxes. The state credits carry forward indefinitely.

Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision of U.S. federal and state income taxes has been provided on such earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. As of December 31, 2016, we have not recorded U.S. income tax on $45.4 million of foreign earnings that are deemed to be permanently reinvested overseas.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2021, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds.

As of December 31, 2016, we had $65.5 million of unrecognized tax benefits, of which, if recognized, $64.1 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2016, 2015 and 2014, accrued interest and penalties were $9.5 million, $5.5 million and $1.7 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of year	$59,672	$44,151	$29,604
Gross increases for tax positions related to the current year	4,837	17,478	14,547
Gross increases for tax positions related to the prior year	1,762	8,319	—
Gross decreases for tax positions related to prior year	(737)	(9,207)	—
Gross decreases for tax positions related to expiration of statute of limitations	—	(1,069)	—
Unrecognized tax benefits, end of year	$65,534	$59,672	$44,151

As of December 31, 2016, 2015 and 2014, $68.6 million, $60.6 million and $45.1 million, respectively, of the amounts reflected above were recorded as Income tax liabilities—non-current in our consolidated balance sheet.

As of December 31, 2016, there was no unrecognized tax benefits that we expect would change significantly over the next 12 months.

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

13. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to the 401(k) Plans and RRSP for 2016, 2015 and 2014 were $4.4 million, $3.5 million and $2.5 million, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Year Ended December 31,
Revenue	2016	2015	2014
Americas:
U.S.	$332,194	$279,564	$200,294
Canada	138,486	101,594	81,968
Other Americas	66,026	54,124	42,397
Total Americas	536,706	435,282	324,659
EMEA	477,393	366,018	270,537
APAC	261,344	207,968	175,168
Total revenue	$1,275,443	$1,009,268	$770,364

Property and Equipment—net	December 31, 2016	December 31, 2015
Americas:
U.S.	$96,414	$61,064
Other Americas	13,488	8,972
Total Americas	109,902	70,036
EMEA:
France	13,241	13,201
Other EMEA	6,391	3,977
Total EMEA	19,632	17,178
APAC	7,715	3,853
Total property and equipment—net	$137,249	$91,067

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss for 2016 and 2015 (in thousands):

	December 31, 2016
	Unrealized Losses on Investments	Tax benefit related to items of other comprehensive income or loss	Total
Beginning balance	$(1,437)	$504	$(933)
Other comprehensive income before reclassifications	255	(89)	166
Amounts reclassified from accumulated other comprehensive income	3	(1)	2
Net current-period other comprehensive income	258	(90)	168
Ending balance	$(1,179)	$414	$(765)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
	Unrealized Losses on Investments	Tax benefit related to items of other comprehensive income or loss	Total
Beginning balance	$(540)	$191	$(349)
Other comprehensive loss before reclassifications	(896)	313	(583)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net current-period other comprehensive loss	(897)	313	(584)
Ending balance	$(1,437)	$504	$(933)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to items of other comprehensive income or loss is recorded in Other expense—net and in Provision for income taxes, respectively.

16. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $0.4 million, $7.2 million and $1.7 million in 2016, 2015 and 2014, respectively. Of such amounts, $2.5 million was incurred under contingent fee arrangements in 2015. There were no expenses incurred under contingent fee arrangements in 2016 and 2014. Amounts due and payable to the law firm were $0.1 million and $5.3 million as of December 31, 2016 and December 31, 2015, respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In July 2016, we completed the implementation of a new ERP system. As a result of this implementation, we modified certain existing control processes as well as implemented new control processes to adapt to changes for the new ERP system. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortinet, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2017

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2016, 2015 and 2014, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Sales Returns Reserve and Allowance for Doubtful Accounts:
Beginning balance	$6,228	$6,204	$4,605
Charged to costs and expenses, net of deductions	5,007	24	1,599
Ending balance	$11,235	$6,228	$6,204

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

(c) Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Andrew Del Matto
Andrew Del Matto, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	March 1, 2017
Ken Xie	(Principal Executive Officer)

/s/ Andrew Del Matto	Chief Financial Officer	March 1, 2017
Andrew Del Matto	(Principal Financial Officer)

/s/ Keith Jensen	Chief Accounting Officer	March 1, 2017
Keith Jensen	(Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	March 1, 2017
Michael Xie

/s/ Ming Hsieh	Director	March 1, 2017
Ming Hsieh

/s/ Gary Locke	Director	March 1, 2017
Gary Locke

/s/ William H. Neukom	Director	March 1, 2017
William H. Neukom

/s/ Christopher B. Paisley	Director	March 1, 2017
Christopher B. Paisley

/s/ Judith Sim	Director	March 1, 2017
Judith Sim

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	3.2

3.2	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.4

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.10†	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.11†	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.12†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.13†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.14†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.15†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.15

10.16†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.16

10.17†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.17

10.18†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.18

10.19†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.20†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.21†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.