Form 10-Q
period 2017-03-31
FORTINET INC
filed 2017-05-03
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 28, 2017, there were 175,760.937 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$823,249	$709,003
Short-term investments	375,423	376,522
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $11,685 and $11,235 at March 31, 2017 and December 31, 2016, respectively	270,111	312,998
Inventory	104,978	106,887
Prepaid expenses and other current assets	42,321	33,306
Total current assets	1,616,082	1,538,716
LONG-TERM INVESTMENTS	242,333	224,983
DEFERRED TAX ASSETS	199,186	182,745
PROPERTY AND EQUIPMENT—NET	155,476	137,249
OTHER INTANGIBLE ASSETS—NET	22,535	24,828
GOODWILL	14,553	14,553
OTHER ASSETS	17,218	16,867
TOTAL ASSETS	$2,267,383	$2,139,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,689	$56,732
Accrued liabilities	43,449	35,640
Accrued payroll and compensation	73,204	78,138
Income taxes payable	14,129	13,588
Deferred revenue	677,114	645,342
Total current liabilities	856,585	829,440
DEFERRED REVENUE	420,937	390,007
INCOME TAX LIABILITIES	72,993	68,551
OTHER LIABILITIES	18,619	14,262
Total liabilities	1,369,134	1,302,260
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 175,443 and 173,078 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	175	173
Additional paid-in capital	850,226	800,653
Accumulated other comprehensive loss	(489)	(765)
Retained earnings	48,337	37,620
Total stockholders’ equity	898,249	837,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,267,383	$2,139,941
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE:
Product	$135,253	$124,572
Service	205,323	160,004
Total revenue	340,576	284,576
COST OF REVENUE:
Product	55,297	49,313
Service	35,267	28,331
Total cost of revenue	90,564	77,644
GROSS PROFIT:
Product	79,956	75,259
Service	170,056	131,673
Total gross profit	250,012	206,932
OPERATING EXPENSES:
Research and development	51,195	44,754
Sales and marketing	170,400	146,103
General and administrative	22,577	19,439
Restructuring charges	430	328
Total operating expenses	244,602	210,624
OPERATING INCOME (LOSS)	5,410	(3,692)
INTEREST INCOME	2,392	1,746
OTHER INCOME (EXPENSE)—NET	302	(1,312)
INCOME (LOSS) BEFORE INCOME TAXES	8,104	(3,258)
BENEFIT FROM INCOME TAXES	(2,613)	(5,376)
NET INCOME	$10,717	$2,118
Net income per share (Note 7):
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Weighted-average shares outstanding:
Basic	174,489	171,745
Diluted	178,278	174,421
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$10,717	$2,118
Other comprehensive income:
Change in unrealized loss on investments	425	1,888
Tax provision related to change in unrealized loss on investments	149	661
Other comprehensive income—net of taxes	276	1,227
Comprehensive income	$10,993	$3,345

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,717	$2,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,493	10,550
Amortization of investment premiums	973	1,497
Stock-based compensation	33,331	28,902
Other non-cash items—net	1,469	(372)
Changes in operating assets and liabilities:
Accounts receivable—net	42,437	38,920
Inventory	(3,545)	(527)
Deferred tax assets	(16,589)	(16,709)
Prepaid expenses and other current assets	(8,261)	1,029
Other assets	653	(911)
Accounts payable	(8,287)	(11,426)
Accrued liabilities	2,923	300
Accrued payroll and compensation	(5,267)	(2,945)
Other liabilities	(1,057)	(1,332)
Deferred revenue	61,776	46,106
Income taxes payable	4,983	5,391
Net cash provided by operating activities	129,749	100,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(133,006)	(115,672)
Sales of investments	6,000	2,867
Maturities of investments	109,207	108,557
Purchases of property and equipment	(13,526)	(29,956)
Net cash used in investing activities	(31,325)	(34,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29,515	17,785
Taxes paid related to net share settlement of equity awards	(13,693)	(9,441)
Repurchase and retirement of common stock	—	(50,000)
Net cash provided by (used in) financing activities	15,822	(41,656)
NET INCREASE IN CASH AND CASH EQUIVALENTS	114,246	24,731
CASH AND CASH EQUIVALENTS—Beginning of period	709,003	543,277
CASH AND CASH EQUIVALENTS—End of period	$823,249	$568,008
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment	$18,704	$7,843
Transfers of evaluation units from inventory to property and equipment	$5,681	$6,671
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements for the year ended December 31, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2017, except for changes to our policies related to inventory and business combinations. For more information, refer to the “Recently Adopted Accounting Standards.”

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-01—Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. We elected to early adopt ASU 2017-01 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11—Inventory: Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, replacing the former methodology of measuring inventory at the lower of cost or market. We adopted ASU 2015-11 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In January 2017, the FASB issued ASU 2017-04—Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2016-06 will be effective for us beginning on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. We intend to adopt ASU 2017-04 in the fourth quarter of 2017. We do not believe that ASU 2017-04 will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16—Income Taxes: —Intra-Entity Transfer of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory, when the transfer occurs. ASU 2016-06 will be effective for us beginning on January 1, 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us beginning on January 1, 2020, with the option to adopt early on January 1, 2019. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. The new guidance includes a number of optional practical expedients that entities may elect to apply. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019, using a modified retrospective approach. We currently anticipate to early adopt ASU 2016-02 on January 1, 2018. Our ability to early adopt is dependent on system readiness, including software procured from third-party providers, if any, and the completion of our analysis of information necessary to quantify the impact on the prior period financial statements. Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized could be at least $50.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of operations.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, accordingly, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has recently issued several amendments to ASU 2014-09, including clarification on accounting for licenses of intellectual property and identifying performance obligations. ASU 2014-09 will be effective for us beginning January 1, 2018.

The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying ASU 2014-09 would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. Currently, we are in the process of reviewing our historical contracts to quantify the impact on our consolidated financial statements. Depending on the results of our review, there could be changes to the timing of revenue recognition and certain sales commission and related costs associated with obtaining and fulfilling our customer contracts. These changes may include the acceleration of revenue and associated costs on sales to certain channel partners that are currently accounted for only once the product is sold through to the end-customer. We will be required to capitalize and amortize incremental costs related to obtaining customer contracts, such as sales commission costs. We are also in the process of assessing the appropriate changes to our business processes and upgrading our systems and controls to support recognition and disclosure under ASU 2014-09. We otherwise expect to complete our assessment process, including selecting a transition method for adoption, in the next two quarters of 2017.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$405,681	$80	$(754)	$405,007
Commercial paper	110,434	68	(26)	110,476
U.S. government and agency securities	55,764	2	(89)	55,677
Municipal bonds	46,227	24	(59)	46,192
Certificates of deposit and term deposits (1)	404	—	—	404
Total available-for-sale securities	$618,510	$174	$(928)	$617,756

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$379,494	$43	$(925)	$378,612
Commercial paper	95,110	23	(25)	95,108
U.S. government and agency securities	64,604	16	(79)	64,541
Municipal bonds	59,257	3	(235)	59,025
Certificates of deposit and term deposits (1)	4,219	—	—	4,219
Total available-for-sale securities	$602,684	$85	$(1,264)	$601,505

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	March 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$325,615	$(751)	$11,751	$(3)	$337,366	$(754)
U.S. government and agency securities	46,388	(89)	—	—	46,388	(89)
Municipal bonds	26,833	(59)	—	—	26,833	(59)
Commercial paper	31,172	(26)	—	—	31,172	(26)
Total available-for-sale securities	$430,008	$(925)	$11,751	$(3)	$441,759	$(928)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$311,980	$(910)	$13,541	$(15)	$325,521	$(925)
Municipal bonds	52,200	(235)	—	—	52,200	(235)
U.S. government and agency securities	33,430	(79)	—	—	33,430	(79)
Commercial paper	17,394	(25)	—	—	17,394	(25)
Total available-for-sale securities	$415,004	$(1,249)	$13,541	$(15)	$428,545	$(1,264)

The contractual maturities of our investments were as follows (in thousands):

	March 31, 2017	December 31, 2016
Due within one year	$375,423	$376,522
Due within one to three years	242,333	224,983
Total	$617,756	$601,505

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in comprehensive income. Realized gains and losses on available-for-sale securities are insignificant in the periods presented and are included in Other income (expense)—net in our condensed consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2017.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$405,007	$—	$405,007	$—	$378,612	$—	$378,612	$—
Commercial paper	119,965	—	119,965	—	105,097	—	105,097	—
U.S. government and agency securities	55,677	45,222	10,455	—	64,541	52,082	12,459	—
Municipal bonds	46,192	—	46,192	—	59,025	—	59,025	—
Money market funds	21,069	21,069	—	—	38,649	38,649	—	—
Certificates of deposit and term deposits	404	—	404	—	4,219	—	4,219	—
Total	$648,314	$66,291	$582,023	$—	$650,143	$90,731	$559,412	$—

Reported as:
Cash equivalents	$30,558				$48,638
Short-term investments	375,423				376,522
Long-term investments	242,333				224,983
Total	$648,314				$650,143

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$16,540	$18,924
Finished goods	88,438	87,963
Inventory	$104,978	$106,887

4. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$70,048	$65,323
Building and building improvements	56,373	49,783
Land	44,198	35,079
Leasehold improvements	20,542	18,699
Evaluation units	19,701	20,173
Furniture and fixtures	14,153	13,995
Construction-in-progress	6,201	4,669
Total property and equipment	231,216	207,721
Less: accumulated depreciation	(75,740)	(70,472)
Property and equipment—net	$155,476	$137,249

Depreciation expense was $11.2 million and $9.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

5. INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $11.3 million and $10.3 million as of March 31, 2017 and December 31, 2016, respectively. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities in each these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of March 31, 2017, no events have occurred that would adversely affect the carrying value of these investments.

As of March 31, 2017, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities are not required to be consolidated in our condensed consolidated financial statements.

6. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

Goodwill

As of March 31, 2017, we had goodwill of $14.6 million. There were no impairments to goodwill during the three months ended March 31, 2017 or during previous periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—net

The following tables present other intangible assets—net as of March 31, 2017 and December 31, 2016 (in thousands, except years):

	March 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$10,000	$13,984
Customer relationships	4.7	14,500	7,549	6,951
		38,484	17,549	20,935

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$17,549	$22,535

	December 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$8,750	$15,234
Customer relationships	4.7	14,500	6,506	7,994
		38,484	15,256	23,228

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$15,256	$24,828

Amortization expense was $2.3 million and $1.2 million during the three months ended March 31, 2017 and March 31, 2016, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in thousands):

Amount
Years:
2017 (remainder)	$6,280
2018	6,885
2019	5,406
2020	2,364
Total	$20,935

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of restricted stock units (“RSUs”), stock options and the employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income	$10,717	$2,118

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	174,489	171,745
Diluted shares:
Weighted-average common stock outstanding-basic	174,489	171,745
Effect of potentially dilutive securities:
RSUs	2,216	1,020
Stock options	1,523	1,632
ESPP	50	24
Weighted-average shares used to compute diluted net income per share	178,278	174,421
Net income per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
RSUs	2,505	6,351
Stock options	1,118	1,559
ESPP	262	282
	3,885	8,192

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. RESTRUCTURING CHARGES

In 2016 and 2015, we implemented plans to restructure and further improve efficiencies in our operations due primarily to acquisitions. The remaining restructuring reserve as of March 31, 2017 is included in accrued liabilities on the condensed consolidated balance sheets and is expected to be paid in 2017. Restructuring charges related to these plans consisted primarily of employee severance and other one-time benefits paid in cash and are included in operating expense in the condensed consolidated statements of operations.

Activities related to the restructuring actions are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance at beginning of period	$1,151	$3,918
Costs incurred	430	328
Cash payments	(567)	(1,407)
Non-cash items	—	(89)
Balance at end of period	$1,014	$2,750

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2017 (in thousands):

	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Operating lease commitments	$61,354	$13,083	$14,401	$11,972	$9,497	$4,088	$8,313
Inventory purchase commitments	68,846	68,846	—	—	—	—	—
Other contractual commitments and open purchase orders	71,534	60,959	8,402	1,522	560	91	—
Total	$201,734	$142,888	$22,803	$13,494	$10,057	$4,179	$8,313

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2024. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.5 million and $4.6 million during the three months ended March 31, 2017 and March 31, 2016, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2017, we had $68.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2017, we had $71.5 million in other contractual commitments that may not be cancelable. We also had other contractual commitments for the purchase of certain real estate properties adjacent to our corporate headquarters amounting to $12.8 million, which we capitalized as part of property and equipment.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. This inquiry is ongoing and we are fully cooperating with this inquiry.

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

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs. We also have an ESPP for all eligible employees. As of March 31, 2017, there were a total of 50,087,833 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2016	9,509	$31.01
Granted	2,582	37.21
Forfeited	(301)	33.80
Vested	(1,299)	27.43
Balance—March 31, 2017	10,491	$33.04

As of March 31, 2017, total compensation expense related to unvested RSUs that were granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $310.3 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Shares withheld for taxes	413	343
Amount withheld for taxes	$13,693	$9,441

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three months Ended
	March 31, 2017	March 31, 2016
Expected term in years	4.4	4.3
Volatility	36%	43%
Risk-free interest rate	1.9%	1.1%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	6,187	$23.79
Granted	498	37.24
Forfeited	(46)	27.24
Exercised	(855)	14.67
Balance—March 31, 2017	5,784	$26.27
Options vested and expected to vest—March 31, 2017	5,784	$26.27	3.4	$71,951
Options exercisable—March 31, 2017	3,820	$23.91	2.2	$56,071

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2017, for all in-the-money stock options. As of March 31, 2017, total compensation expense related to unvested stock options granted to employees but not yet recognized was $19.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.0 years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted-average fair value per share granted	$12.22	$8.68
Intrinsic value of options exercised	17,898	19,424
Fair value of options vested	3,395	2,084

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term in years	0.5	0.5
Volatility	33%	48%
Risk-free interest rate	0.7%	0.4%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted-average fair value per share granted	$9.28	$7.19
Shares issued under the ESPP	634	614
Weighted-average price per share issued	$27.97	$20.49

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cost of product revenue	$342	$280
Cost of service revenue	2,310	2,134
Research and development	7,898	7,143
Sales and marketing	19,026	15,815
General and administrative	3,755	3,530
Total stock-based compensation expense	$33,331	$28,902

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
RSUs	$29,041	$25,103
Stock options	1,845	1,954
ESPP	2,445	1,845
Total stock-based compensation expense	$33,331	$28,902

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Income tax benefit associated with stock-based compensation	$6,645	$7,321

Share Repurchase Program

In January 2016, our board of directors approved the 2016 Share Repurchase Program (the “2016 Repurchase Program”), which authorizes the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In October 2016, our board of directors authorized the purchase of an additional $100.0 million of shares of our common stock under the 2016 Repurchase Program, increasing our current authorization to $300.0 million through December 31, 2017. Under the 2016 Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The 2016 Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. There were no shares repurchased under the 2016 Repurchase Program during the three months ended March 31, 2017. As of March 31, 2017, $189.2 million remained available for future share repurchases under the 2016 Repurchase Program.

11. INCOME TAXES

Our effective tax rate was a benefit of (32)% for the three months ended March 31, 2017, compared to an effective tax rate of 165% for the same period last year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign income taxes. The tax rate for the three months ended March 31, 2017 was impacted by the excess tax benefits of $5.5 million on stock options, which was a significant benefit on our income before income taxes. The tax rate for the three months ended March 31, 2016 was also impacted by significant excess tax benefits of $3.6 million on stock options on our loss before income taxes.

As of March 31, 2017 and December 31, 2016, unrecognized tax benefits were $69.4 million and $65.5 million, respectively. The total amount of $67.7 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.

It is our policy to classify accrued interest and penalties related to uncertain tax benefits in the provision for income taxes. As of March 31, 2017 and December 31, 2016, accrued interest and penalties were $10.5 million and $9.5 million, respectively.

As of March 31, 2017, there was no unrecognized tax benefits that we expect would change significantly over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for tax years 2012, 2013 and 2014. We have filed a waiver extending the statute of limitations to September 15, 2018 for U.S. federal income tax returns for tax years 2012 and 2013. In addition, the tax authorities in France are examining the inter-company relationship between Fortinet, Inc., Fortinet France and

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fortinet Singapore. Subsequent to the three months ended March 31, 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. Our Japan tax audit for tax years 2013, 2014 and 2015 was closed with no material adjustment.

12. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2017 and March 31, 2016 were $1.3 million and $1.0 million, respectively.

13. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended
Revenue	March 31, 2017	March 31, 2016
Americas:
U.S.	$90,772	$75,558
Canada	37,345	31,305
Latin America (“LATAM”)	18,247	13,183
Total Americas	146,364	120,046
Europe, Middle East and Africa (“EMEA”)	126,149	105,491
Asia Pacific (“APAC”)	68,063	59,039
Total revenue	$340,576	$284,576

Property and Equipment—net	March 31, 2017	December 31, 2016
Americas:
U.S.	$111,464	$96,414
Canada	16,274	12,881
LATAM	475	607
Total Americas	128,213	109,902
EMEA:
France	12,854	13,241
Other EMEA	6,232	6,391
Total EMEA	19,086	19,632
APAC	8,177	7,715
Total property and equipment—net	$155,476	$137,249

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2017	March 31, 2016
Exclusive Networks Group	20%	19%
Fine Tec Computers	12%	*
* Represents less than 10%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	March 31, 2017	December 31, 2016
Exclusive Networks Group	22%	26%
Fine Tec Computers	15%	10%

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	March 31, 2017
	Unrealized losses on investments	Tax provision related to items of other comprehensive income or loss	Total
Beginning balance	$(1,179)	$414	$(765)
Other comprehensive income before reclassifications	424	(149)	275
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net current-period other comprehensive income	425	(149)	276
Ending balance	$(754)	$265	$(489)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to items of other comprehensive income or loss are recorded in Other income (expense)—net and in Benefit from income taxes, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm were $0.1 million and $0.3 million during the three months ended March 31, 2017 and March 31, 2016, respectively. Of such amounts, $0.2 million was incurred under contingent fee arrangements in the three months ended March 31, 2016. There were no expenses incurred under contingent fee arrangements during the three months ended March 31, 2017. Amounts due and payable to the law firm were $0.1 million as of March 31, 2017 and December 31, 2016.

16. SUBSEQUENT EVENT

In April 2017, we purchased real estate property in Vancouver, Canada totaling approximately 282,000 square feet for a total cash payment of approximately $85.0 million.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

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

•
drivers of long-term growth and operating leverage, such as increased sales productivity, increased functionality and value in our standalone and bundled security subscription and support service offerings;

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

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	expectations regarding spending related to real estate and other capital expenditures and the impact on free cash flows;

•	competition in our markets;

•	integration of acquired companies and technologies and expectations related to acquisitions;

•	success and expansion of our enterprise resource planning system;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We provide high performance cybersecurity solutions to a wide variety of enterprises, service providers and government organizations of all sizes across the globe, including a majority of the 2016 Fortune 100. Our cybersecurity solutions are designed to provide broad, rapid protection against dynamic and sophisticated security threats, while simplifying the information technology (“IT”) and security infrastructure of our end-customers.

The three key areas driving our business are the changing cyber threat landscape, expanding need for regulatory compliance and evolving network security infrastructure. The cyber threat landscape continues to change at a rapid pace, with network attacks continually morphing into vehicles for malware, such as ransomware, and the challenge of having to comply with a variety of constantly changing regulatory requirements. Our end-customers’ infrastructures are rapidly evolving to leverage new technologies such as on-demand cloud and internet on demand, and changing web traffic patterns require end-customers to increase the bandwidth available across their network. These three drivers mean end-customers are constantly evaluating upgrades or deployments of new cybersecurity solutions.

The Fortinet Security Fabric has been developed to provide unified security across the entire network, including network core, endpoints, applications, data centers, access and private and public cloud, and is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. It delivers integrated scalability, access control, awareness, security, traffic segmentation, centralized management and orchestration. It is built around an open framework to ensure interoperability and synchronization of intelligence and response, and does so across the distributed network security infrastructure, including both from the cloud and for the cloud. At the core of the Fortinet Security Fabric are our FortiGate physical products and software licenses, which ship with a broad set of security services, including firewall, virtual private network, anti-malware, anti-spam, application control, intrusion prevention, access control, web filtering, traffic and device segmentation and advanced threat protection (“ATP”). Through these security services, our FortiGuard Labs team provides updates using threat research and a global cloud network of data collection and intelligence resources to deliver subscription-based security services to FortiGate appliances and software products. We continually certify the security effectiveness of our security updates through independent test organizations, such as NSS Labs. Our FortiOS operating system provides the foundation for all FortiGate security functions. The latest enhancements to the FortiOS 5.6 offers end-customers the ability to manage security capabilities across their cloud assets’ and software-defined wireless area networks.

Enterprise customers select the form and deployment method that best meet their specific security requirements, such as a high-speed data center firewall at the network core, a next generation firewall at the edge, an internal segmentation firewall between network zones, a distributed enterprise firewall at branch sites or software- and hardware-based solutions designed for virtualized and cloud environments. Many smaller businesses also tend to deploy unified threat management devices. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses, FortiGate-200 to -900 series for medium-sized businesses, to the FortiGate-1000 to -7000 series for large enterprises and service providers. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering and anti-spam functionality. End-customers may also purchase FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide enterprise-class centralized management, analysis and reporting capabilities. FortiSIEM provides organizations with a solution for analyzing and managing network security, performance and compliance standards across our and other vendors’ products. Finally, end-customers may purchase FortiCare technical support services for our products and FortiCare professional services to assist in the design, implementation and maintenance of their networks.

We complement our core FortiGate product line with other products and software that offer additional protection from security threats to other critical areas of the enterprise. These products include our FortiMail email security, FortiSandbox ATP, FortiWeb web application firewall and FortiDDoS security appliances, as well as our FortiClient endpoint security software, FortiSIEM software, FortiAP secure wireless access points and FortiSwitch secure switch connectivity products. Our technology also positions us to deliver security to the cloud and for the cloud. Sales of our cloud-related products and services across public, private and hybrid cloud environments continue to grow faster on a percentage basis than other parts of our business.

Financial Highlights

•
We recorded total revenue of $340.6 million in the three months ended March 31, 2017, an increase of 20% compared to the same period last year. Product revenue was $135.3 million in the three months ended March 31, 2017, an increase of 9% compared to the same period last year. Service revenue was $205.3 million in the three months ended March 31, 2017, an increase of 28% compared to the same period last year.

•	Cash, cash equivalents and investments were $1.44 billion as of March 31, 2017, an increase of $130.5 million, or 10%, from December 31, 2016.

•	Deferred revenue was $1.10 billion as of March 31, 2017, an increase of $62.7 million, or 6%, from December 31, 2016.

•	We generated cash flows from operating activities of $129.7 million in the three months ended March 31, 2017, an increase of $29.2 million, or 29%, compared to the same period last year.

During the three months ended March 31, 2017, our revenue growth was driven by the strength in sales of our products, including FortiGate products, our renewals of service contracts and the sale of our enterprise bundles. Our high-end products accounted for 36% of billings, which reflected strong sales to large enterprises and an increase in large deals. Our mid-range products accounted for 31% of billings, and our entry-level products accounted for 33% of billings. In addition, we continue to see a shift to higher services growth, which reflects our ongoing success in driving higher-priced subscription bundles and metered model business. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

During the three months ended March 31, 2017, operating expenses increased by $34.0 million, or 16%, as compared to the same period last year. The increase was primarily driven by our investments made to expand our sales coverage, grow our marketing capabilities, develop new products and scale our customer support. We also continued to invest in research and development to strengthen our technology. We believe that continued product innovation has strengthened our technology and resulted in market share gains. Headcount increased by 1% to 4,711 employees and contractors as of March 31, 2017, up from 4,665 as of December 31, 2016.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products through Amazon Web Services and Microsoft Azure. While the revenue from such sales are still relatively insignificant, they have increased significantly in recent periods on a percentage basis and are aligned with the networking trends of our customers and the industry as a whole.

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

We generally recognize product revenue up front, and recognize revenue for the sale of new and the renewal of existing FortiGuard security subscription services and FortiCare technical support services contracts ratably. We recognize revenue for certain software licenses up front as product revenue and, to a lesser extent, recognize other software licenses over the term of the agreement as services revenue. We recognize the security and support revenue over the service period, which is typically one to three years, but can be as long as five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which has contributed to our positive cash flow from operations.

Our approach to network security is defined by our Security Processing Unit (“SPU”) hardware architecture. The SPU includes three lines of proprietary Applications-Specific Integrated Circuits (“ASICs”), content processor, network processor and the system on a chip. The ASICs are designed for highly efficient execution of computationally intensive tasks such as policy enforcement, threat detection and encryption. As such ASIC based solutions can run many security applications simultaneously without a significant reduction in performance.

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss our cash, cash equivalents and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP) and free cash flow (non-GAAP) are discussed immediately below the following table.

	Three Months Ended Or As Of
	March 31, 2017	March 31, 2016
	(in thousands)
Revenue	$340,576	$284,576
Deferred revenue	$1,098,051	$837,188
Billings (non-GAAP)	$403,278	$330,461
Cash, cash equivalents and investments	$1,441,005	$1,194,487
Net cash provided by operating activities	$129,749	$100,591
Free cash flow (non-GAAP)	$116,223	$70,635

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue to be recognized in future periods. Deferred revenue was $1.10 billion as of March 31, 2017, an increase of $62.7 million, or 6%, from December 31, 2016.

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

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Billings:
Revenue	$340,576	$284,576
Add change in deferred revenue	62,702	45,885
Total billings (non-GAAP)	$403,278	$330,461

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock and strengthening the balance sheet. However, free cash flow is not intended to represent our residual cash flow available for discretionary expenditures, since we may have other non-discretionary expenditures that are not deducted from the measure. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flow from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flows as a comparative measure. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$129,749	$100,591
Less purchases of property and equipment	(13,526)	(29,956)
Free cash flow (non-GAAP)	$116,223	$70,635
Net cash used in investing activities	$(31,325)	$(34,204)
Net cash provided by (used in) financing activities	$15,822	$(41,656)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2017, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on March 1, 2017 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2017 and March 31, 2016

Revenue

	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$135,253	40%	$124,572	44%	$10,681	9%
Service	205,323	60	160,004	56	45,319	28
Total revenue	$340,576	100%	$284,576	100%	$56,000	20%
Revenue by geography:
Americas	$146,364	43%	$120,046	42%	$26,318	22%
Europe, Middle East and Africa	126,149	37	105,491	37	20,658	20
Asia Pacific	68,063	20	59,039	21	9,024	15
Total revenue	$340,576	100%	$284,576	100%	$56,000	20%

Total revenue increased by $56.0 million, or 20%, during the three months ended March 31, 2017 compared to the same period last year. On a geographic basis, we continued to experience diversification globally. Revenue from all our regions grew, with the Americas contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $10.7 million, or 9%, in the three months ended March 31, 2017 compared to the same period last year. The increase in product revenue was primarily driven by the strength in sales of our FortiGate products and our enterprise bundles. Service revenue increased by $45.3 million, or 28%, in the three months ended March 31, 2017 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We continued to see the shift from product revenue to higher-margin, recurring service revenue, which reflected our ongoing success in driving sales of enterprise bundles.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2017	March 31, 2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$55,297	$49,313	$5,984	12%
Service	35,267	28,331	6,936	25
Total cost of revenue	$90,564	$77,644	$12,920	17%
Gross margin:
Product	59.1%	60.4%	(1.3)%
Service	82.8	82.3	0.5
Total gross margin	73.4%	72.7%	0.7%

Total gross margin increased by 0.7 percentage points in the three months ended March 31, 2017 compared to the same period last year. Product gross margin decreased by 1.3 percentage points in the three months ended March 31, 2017 compared to the same period last year. The decrease in product gross margin was primarily due to higher inventory reserves and other charges.

Service gross margin increased by 0.5 percentage points in the three months ended March 31, 2017 as compared to the same period last year, as we scaled efficiencies resulting from an increased mix of higher-margin service revenue. Cost of service revenue increased by $6.9 million and was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2017		March 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,195	15%	$44,754	16%	$6,441	14%
Sales and marketing	170,400	50	146,103	51	24,297	17
General and administrative	22,577	7	19,439	7	3,138	16
Restructuring charges	430	—	328	—	102	31
Total operating expenses	$244,602	72%	$210,624	74%	$33,978	16%

Research and development

Research and development expense increased by $6.4 million, or 14%, in the three months ended March 31, 2017 compared to the same period last year, primarily due to an increase of $4.5 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. Historically, we have refreshed our ASICs on a three- to four-year cycle and the refreshes have demonstrated significant performance improvements. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level during the remainder of 2017.

Sales and marketing

Sales and marketing expense increased by $24.3 million, or 17%, in the three months ended March 31, 2017 compared to the same period last year, primarily due to an increase of $19.4 million in personnel costs as we continued to increase our sales and marketing headcount. In addition, amortization expense increased by $1.5 million related to intangible assets acquired from AccelOps, Inc. (“AccelOps”). As a percentage of total revenue, sales and marketing expense decreased as we focused on scaling our investments in our sales force and marketing programs. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, but expect sales and marketing expense as a percentage of total revenue to decrease during the remainder of 2017.

General and administrative

General and administrative expense increased by $3.1 million, or 16%, in the three months ended March 31, 2017 compared to the same period last year. Personnel costs increased by $1.7 million as we continued to increase headcount. In addition, litigation settlement expense increased by $1.6 million. We also incurred expense of $1.1 million due to third-party costs related to the preparation and implementation of the new revenue recognition standards. As a percentage of total revenue, we expect general and administrative expense to increase during the remainder of 2017 as we continue to implement the new revenue recognition standard.

Restructuring

Restructuring expenses of $0.4 million in the three months ended March 31, 2017 primarily relate to our restructuring activities to improve operating efficiencies due to the acquisition of AccelOps and certain other activities. Restructuring charges of $0.3 million during the three months ended March 31, 2016 primarily related to continued restructuring activities related to the acquisition of Meru Networks, Inc. (“Meru”) and reducing our combined cost structure relative to Meru. See Note 8 of the notes to our condensed consolidated financial statements for additional details, including the types of expenses incurred and cash payments made. See also the “Liquidity and Capital Resources” below.

Interest income and other income (expense)—net

	Three Months Ended
	March 31, 2017	March 31, 2016	Change	% Change
	(in thousands, except percentages)
Interest income	$2,392	$1,746	$646	37%
Other income (expense)—net	302	(1,312)	1,614	(123)

Interest income increased by $0.6 million, or 37%, during the three months ended March 31, 2017 as compared to the same period last year due to interest earned on higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in other income (expense)—net in the three months ended March 31, 2017 as compared to the same period last year was the result of higher foreign currency exchange gains.

Benefit from income taxes

	Three Months Ended		Change	% Change
	March 31, 2017	March 31, 2016
	(in thousands, except percentages)
Benefit from income taxes	$(2,613)	$(5,376)	$2,763	(51)%
Effective tax rate (%)	(32)%	165.0%	(197)%	—

Our effective tax rate was a benefit of (32)% for the three months ended March 31, 2017, compared to an effective tax rate of 165% for the same period last year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign income taxes. The tax rate for the three months ended March 31, 2017 is impacted by the excess tax benefits of $5.5 million on stock options, which was a significant benefit on our income before income taxes. The tax rate for the three months ended March 31, 2016 was also impacted by significant excess tax benefits of $3.6 million on stock options on our loss before income taxes.

Within the next 12 months, we do not believe there will be a decrease in uncertain tax benefits that could significantly impact our effective tax rate.

Liquidity and Capital Resources

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$823,249	$709,003
Investments	617,756	601,505
Total cash, cash equivalents and investments	$1,441,005	$1,310,508
Working capital	$759,497	$709,276

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Cash provided by operating activities	$129,749	$100,591
Cash used in investing activities	(31,325)	(34,204)
Cash provided by (used in) financing activities	15,822	(41,656)
Net increase in cash and cash equivalents	$114,246	$24,731

Liquidity and capital resources may be impacted by our operating activities, as well as by our business acquisitions, real estate and other capital expenditures, stock repurchases, proceeds associated with stock option exercises and issuances of common stock under our employee stock purchase plan (the “ESPP”), payment of taxes in connection with the net settlement of equity awards and investments in strategic relationships that we have made or may make in the future. As of March 31, 2017, $189.2 million remained available for future share repurchase under our 2016 Repurchase Program (the “2016 Repurchase Program”). In recent years we have received significant capital resources as a result of the exercise of stock options. We expect proceeds in future years to be impacted by the increased mix of restricted stock units (“RSUs”) granted versus stock options and also to vary based on our share price. In April 2017, we purchased a real estate in Vancouver, Canada for approximately $85.0 million which will affect our free cash flows in the second quarter of 2017. We expect our free cash flows to improve in the second half of 2017.

As of March 31, 2017, our cash, cash equivalents and investments of $1.44 billion were invested primarily in corporate debt securities, commercial paper, U.S. government and agency securities, municipal bonds, money market funds, certificates of deposit and term deposits. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of March 31, 2017, $599.5 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment and amortization of intangible assets.

Our operating activities during the three months ended March 31, 2017 provided $129.7 million in cash as a result of our continued growth in the sales of FortiGuard security subscriptions and FortiCare support contracts, as well as product sales, and the ability to successfully manage our working capital. The increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers was reflected in the increase in our deferred revenue. We continued to see the shift from product revenue to higher-margin, recurring service revenue. For example, our total revenue grew 20% during the three months ended March 31, 2017 compared to the same period last year, while our total deferred revenue balance grew 31% during the three months ended March 31, 207 compared to the same period last year.

Our operating activities during the three months ended March 31, 2016 provided $100.6 million in cash as a result of our continued growth in billings and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in payments received from customers, which was partially offset by an increase in payments to vendors.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus purchase decision related to our larger facilities, we have elected to purchase the facility. We expect to make similar decisions in the future.

During the three months ended March 31, 2017, cash used for investing activities was primarily due to the $13.5 million we spent on capital expenditures and $17.8 million due to purchases, net of maturities, of our investments.

During the three months ended March 31, 2016, cash used for investing activities was primarily due to the $30.0 million we spent on capital expenditures, including our purchase of certain real property in Union City, California for total cash of $18.5 million. Cash outflows due to sales and maturities of our investments, net of purchases, amounted to $4.2 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation and repurchase and retirement of common stock.

During the three months ended March 31, 2017, cash used for financing activities was $15.8 million, proceeds from the issuance of common stock, net of tax withholding.

During the three months ended March 31, 2016, cash used for financing activities was $41.7 million, primarily due to $50.0 million used to repurchase our common stock. This was partially offset by $8.3 million of proceeds from the issuance of common stock, net of taxes paid, related to withholding upon issuance of RSUs.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2017 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2017 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. This inquiry is ongoing and we are fully cooperating with this inquiry.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•	the level of demand for our products and services, which may render forecasts inaccurate;

•	the timing of channel partner and end-customer orders, and our reliance on a concentration of shipments at the end of each quarter;

•
the timing of shipments, which may depend on factors such as inventory levels, logistics, manufacturing or shipping delays, our ability to ship new products on schedule and our ability to accurately forecast inventory requirements;

•	inventory management;

•	the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers;

•	the effectiveness of our sales organization, generally or in a particular geographic region, and the time it takes for our sales personnel to reach productivity;

•	seasonal buying patterns of our end-customers;

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

•
the timing and success of new product and service introductions or enhancements by us (including product development pursuant to our non-recurring engineering agreements) or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners or end-customers;

•	the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•
increases or decreases in our billings, revenue and expenses caused by fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our products and services;

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

•	policy changes and uncertainty with respect to immigration laws, trade policy, foreign imports and tax laws related to international commerce;

•	political, economic and social instability;

•	general economic conditions, both in domestic and foreign markets;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions and spending environments, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions could have adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

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

Our FortiGuard security subscription revenue and our FortiCare technical support services revenue have historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support services contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing FortiGuard security subscription and

FortiCare technical support services contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription or FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, and in some instances has been as long as five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription or FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription or FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts and accounts receivable collection, including longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•	protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact U.S. headquartered business’ sales in certain countries outside of the U.S.;

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

Product and service sales and employee and contractor matters may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up-to-date with changes in government requirements as they change over time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in litigation, regulatory action, costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services, any of which could have a material adverse effect on our business and results of operations.

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

Large enterprises and medium-sized businesses, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, product purchases by large enterprises and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or changes in buying behavior by larger customers within this industry could negatively impact our business. Large enterprises and medium-sized businesses, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large enterprises and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large enterprise and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our free cash flow. For example, our inventory levels increased $23.0 million, or 27% from December 31, 2015 to December 31, 2016, impacting our free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chairman and Chief Executive Officer, and Michael Xie, our Co-Founder, President and Chief Technology Officer, and any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services or the distraction of our senior management for any reason could adversely affect our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our billings during the last two weeks have accounted for 36% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large enterprise, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, or if we experience turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

We rely on third-party channel partners to generate substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results will be harmed.

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is generated through sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, or if we are unable to keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken, it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. During the three months ended March 31, 2017, Exclusive Networks Group and Fine Tec Computers, which distributed our solutions to a large group of resellers and end-customers, accounted for 20% and 12% of our total revenue, respectively. During the three months ended March 31, 2016, Exclusive Networks Group accounted for 19% of our total revenue. In addition, any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to prevent a virus or security breach or the misuse of our products could harm our reputation and divert resources.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and, as such, may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, a significant interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

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

Further, it may be necessary to expand our real estate holdings to meet our projected growth need for office space. In March 2017 and April 2017, we purchased office buildings in Ottawa and Vancouver, Canada, respectively, and we are considering plans to significantly expand our headquarters in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, with respect to our potential expansion plans in California, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

We may experience difficulties maintaining and expanding our enterprise resource planning (“ERP”) system.

In July 2016, we implemented a new ERP system. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results and otherwise operate our business. ERP system implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP system, leading to additional costs. We may also discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, to the extent our systems require upgrades to enable us to comply with new revenue recognition standards, our operating results may be adversely affected if these upgrades are delayed or if the upgraded systems do not function as intended or is not sufficient to meet with our revenue recognition requirements.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes and litigation and settlement costs.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Micro-Star International Co., Ltd., Wistron Corporation, FlexLtd., Senao Networks, Inc., ADLINK Technology, Inc. and a number of Taiwan-based manufacturers. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with certain of our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems or strike or other labor disruption at one of our manufacturing partners or locations or at shipping ports or locations, would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

Our proprietary SPU, which is the key to the performance of our appliances, are built by contract manufacturers including Faraday Technology Corporation, Kawasaki Microelectronics America, Inc. and Renesas Electronics Corporation. These contract manufacturers use foundries operated by United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) on a purchase order basis, and UMC and TSMC do not guarantee any capacity and could reject orders or could try to increase pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our SPU as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (“RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. Although the SEC has recently provided guidance with respect to a portion of the conflict minerals filing requirements that will somewhat reduce the reporting required, we have incurred and expect to incur additional costs to comply with the rules, including costs related to the determination of the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, cause loss of sales and customers or increase component costs resulting in lower gross margins.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of CPUs from Intel Corporation (“Intel”), network chips from Broadcom Corporation, Marvell Technology Group Ltd. and Intel, and memory devices from Intel, ADATA Technology Co., Ltd., Samsung Electronics Co., Ltd. and Western Digital Technologies, Inc. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the U.S. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act. The DOJ continues to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the U.S., and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on an exemption for lead in network infrastructure equipment. It is possible this exemption will be revoked in the near future. Additionally, though we have filed for an extension, it is possible that this exemption may expire in the near future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, and third parties may attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	transfer pricing adjustments;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development and impairment of goodwill;

•	tax costs related to intercompany realignments;

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates and, in some cases, is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities. Tax authorities in France are currently examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. Subsequent to the three months ended March 31, 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For example, we closed our acquisitions of Meru and AccelOps in the third quarter of 2015 and the second quarter of 2016, respectively. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP system, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product errors have affected the performance of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption and terrorism.

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data office center in Vancouver, Canada is subject to the risk of flooding and is also in a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’

ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in delays or cancellations of customer orders, or in the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Industry

The network security market is rapidly evolving and the complex technology incorporated in our products makes them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, our competitive position and prospects will be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time consuming research and development processes. For example, we enter into development agreements with third parties. If our contract development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for contract development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing and releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”) FireEye, Inc., Intel, Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc and Symantec Corporation.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us, or announcements regarding any stock repurchase programs and the timing and amount of shares we purchase under such programs. For example, during the three months ended March 31, 2017, the closing price of our common stock ranged from $30.12 to $38.35 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2016 Repurchase Program

During the three months ended March 31, 2017, there were no shares repurchased under the 2016 Repurchase Program. As of March 31, 2017, $189.2 million remained available for future share repurchases under the 2016 Repurchase Program.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2017

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