Form 10-Q
period 2017-06-30
FORTINET INC
filed 2017-08-02
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 27, 2017, there were 175,835,328 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$853,137	$709,003
Short-term investments	354,187	376,522
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $11,855 and $11,235 at June 30, 2017 and December 31, 2016, respectively	274,476	312,998
Inventory	86,439	106,887
Prepaid expenses and other current assets	36,395	33,306
Total current assets	1,604,634	1,538,716
LONG-TERM INVESTMENTS	257,622	224,983
DEFERRED TAX ASSETS	207,029	182,745
PROPERTY AND EQUIPMENT—NET	238,513	137,249
OTHER INTANGIBLE ASSETS—NET	20,328	24,828
GOODWILL	14,553	14,553
OTHER ASSETS	18,012	16,867
TOTAL ASSETS	$2,360,691	$2,139,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,171	$56,732
Accrued liabilities	41,185	35,640
Accrued payroll and compensation	80,307	78,138
Income taxes payable	15,184	13,588
Deferred revenue	706,672	645,342
Total current liabilities	885,519	829,440
DEFERRED REVENUE	454,799	390,007
INCOME TAX LIABILITIES	81,718	68,551
OTHER LIABILITIES	16,516	14,262
Total liabilities	1,438,552	1,302,260
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 175,735 and 173,078 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	175	173
Additional paid-in capital	880,142	800,653
Accumulated other comprehensive loss	(523)	(765)
Retained earnings	42,345	37,620
Total stockholders’ equity	922,139	837,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,360,691	$2,139,941
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE:
Product	$142,705	$136,641	$277,958	$261,213
Service	220,764	174,750	426,087	334,754
Total revenue	363,469	311,391	704,045	595,967
COST OF REVENUE:
Product	60,787	52,788	116,084	102,101
Service	34,865	31,715	70,132	60,046
Total cost of revenue	95,652	84,503	186,216	162,147
GROSS PROFIT:
Product	81,918	83,853	161,874	159,112
Service	185,899	143,035	355,955	274,708
Total gross profit	267,817	226,888	517,829	433,820
OPERATING EXPENSES:
Research and development	51,159	45,502	102,354	90,256
Sales and marketing	166,337	162,694	336,737	308,797
General and administrative	21,911	22,184	44,488	41,623
Restructuring charges	(90)	553	340	881
Total operating expenses	239,317	230,933	483,919	441,557
OPERATING INCOME (LOSS)	28,500	(4,045)	33,910	(7,737)
INTEREST INCOME	3,163	1,705	5,555	3,451
OTHER INCOME (EXPENSE)—NET	1,243	(1,350)	1,545	(2,662)
INCOME (LOSS) BEFORE INCOME TAXES	32,906	(3,690)	41,010	(6,948)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,873	(2,302)	7,260	(7,678)
NET INCOME (LOSS)	$23,033	$(1,388)	$33,750	$730
Net income (loss) per share (Note 8):
Basic	$0.13	$(0.01)	$0.19	$—
Diluted	$0.13	$(0.01)	$0.19	$—
Weighted-average shares outstanding:
Basic	175,741	172,075	175,118	171,910
Diluted	179,701	172,075	178,993	175,360
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$23,033	$(1,388)	$33,750	$730
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(91)	662	334	2,549
Tax provision (benefit) related to change in unrealized gains (losses) on investments	(57)	232	92	892
Other comprehensive income (loss)	(34)	430	242	1,657
Comprehensive income (loss)	$22,999	$(958)	$33,992	$2,387

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,750	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,492	21,841
Amortization of investment premiums	1,447	2,794
Stock-based compensation	68,422	59,249
Other non-cash items—net	1,705	1,192
Changes in operating assets and liabilities:
Accounts receivable—net	37,902	2,022
Inventory	9,752	(8,019)
Deferred tax assets	(24,376)	(27,120)
Prepaid expenses and other current assets	(3,223)	2,442
Other assets	722	(2,409)
Accounts payable	(19,880)	(130)
Accrued liabilities	1,755	(6,426)
Accrued payroll and compensation	1,565	8,679
Other liabilities	(2,677)	(2,858)
Deferred revenue	125,402	111,082
Income taxes payable	14,762	5,463
Net cash provided by operating activities	274,520	168,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(270,463)	(230,855)
Sales of investments	9,995	7,366
Maturities of investments	247,187	219,131
Purchases of property and equipment	(99,888)	(44,399)
Payments made in connection with business acquisition, net of cash acquired	—	(20,660)
Net cash used in investing activities	(113,169)	(69,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	41,832	22,972
Taxes paid related to net share settlement of equity awards	(25,895)	(17,358)
Repurchase of common stock	(33,154)	(50,000)
Payments of debt assumed in connection with business acquisition	—	(1,626)
Net cash used in financing activities	(17,217)	(46,012)
NET INCREASE IN CASH AND CASH EQUIVALENTS	144,134	53,103
CASH AND CASH EQUIVALENTS—Beginning of period	709,003	543,277
CASH AND CASH EQUIVALENTS—End of period	$853,137	$596,380
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment	$22,197	$7,617
Transfers of evaluation units from inventory to property and equipment	$11,087	$11,449
Liability incurred in connection with business acquisition	$—	$1,513
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements for the year ended December 31, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain amounts in prior periods have been reclassified to conform with current period presentation.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2017, except for changes to our policies related to business combinations. For more information, refer to the “Recently Adopted Accounting Standards.”

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-01—Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. We elected to early adopt ASU 2017-01 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In May 2017, the FASB issued ASU 2017-09—Compensation - Stock Compensation to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modifications accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective prospectively for us beginning on January 1, 2018. We do not believe ASU 2017-09 will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04—Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us beginning on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. We intend to adopt ASU 2017-04 in the fourth quarter of 2017. We do not believe that ASU 2017-04 will have a material impact on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2016, the FASB issued ASU 2016-16—Income Taxes: —Intra-Entity Transfer of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on January 1, 2018. We are currently evaluating the impact of adopting ASU 2016-16 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. The new guidance includes a number of optional practical expedients that entities may elect to apply. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019, using a modified retrospective approach. We currently anticipate to early adopt ASU 2016-02 on January 1, 2018. Our ability to early adopt is dependent on system readiness, including software procured from third-party providers, if any, and the completion of our analysis of information necessary to quantify the impact on the prior period financial statements. Based on our current lease portfolio, we currently estimate that the value of leased assets and liabilities that may be recognized to be at least $40.0 million. Previously, we had estimated the amount could be at least $50.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of operations. We expect to expand our disclosures in the footnotes to include more details on our leases, significant judgments and lease-related amounts recognized in the financial statements.

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

The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying ASU 2014-09 would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. We have substantially completed our analysis of historical contracts and believe that the quantitative impact on revenue in our consolidated financial statements is not material. We expect the pattern of revenue recognition from the sales of our FortiGate and other appliances, FortiGuard security subscription services and FortiCare technical support services to be substantially unchanged on an ongoing basis. Further, we do not expect that the acceleration of revenue and associated cost of sales to certain channel partners, which are currently accounted for only once the product is sold through to the end-customer, to have a significant impact upon adoption. We expect to select the transition method for adoption in the third quarter of 2017.

Under ASU 2014-09, we will be required to capitalize and amortize incremental costs related to obtaining customer contracts, such as sales commission costs related to service contracts. Under current U.S. GAAP, we expense all sales commissions when incurred. Our quantitative analysis of the impact of the change in accounting for sales commissions, including the various components of our current and future compensation plans and the key assumptions associated with the amortization term, is in progress. We believe that the amortization of incremental commission costs of obtaining customer contracts is likely to have a material impact on our financial statements.

We expect to expand our financial statement disclosures which may include more details on our disaggregation of revenue, performance obligations, contract balances, costs to obtain a contract, as well as any significant judgments. We are in the process of assessing the appropriate changes to our business processes, upgrading our systems and developing new controls

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to support recognition and disclosure under ASU 2014-09. Reviews are ongoing which may alter our conclusions and the anticipated financial impact. We will continue to assess the impact of ASU 2014-09 until the adoption date.

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$429,112	$78	$(736)	$428,454
Commercial paper	87,464	1	(26)	87,439
U.S. government and agency securities	50,283	—	(127)	50,156
Municipal bonds	45,390	21	(56)	45,355
Term deposit (1)	405	—	—	405
Total available-for-sale securities	$612,654	$100	$(945)	$611,809

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$379,494	$43	$(925)	$378,612
Commercial paper	95,110	23	(25)	95,108
U.S. government and agency securities	64,604	16	(79)	64,541
Municipal bonds	59,257	3	(235)	59,025
Certificates of deposit and term deposits (1)	4,219	—	—	4,219
Total available-for-sale securities	$602,684	$85	$(1,264)	$601,505

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$346,768	$(708)	$14,738	$(28)	$361,506	$(736)
U.S. government and agency securities	47,668	(127)	—	—	47,668	(127)
Municipal bonds	24,032	(56)	—	—	24,032	(56)
Commercial paper	42,050	(26)	—	—	42,050	(26)
Total available-for-sale securities	$460,518	$(917)	$14,738	$(28)	$475,256	$(945)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$311,980	$(910)	$13,541	$(15)	$325,521	$(925)
Municipal bonds	52,200	(235)	—	—	52,200	(235)
U.S. government and agency securities	33,430	(79)	—	—	33,430	(79)
Commercial paper	17,394	(25)	—	—	17,394	(25)
Total available-for-sale securities	$415,004	$(1,249)	$13,541	$(15)	$428,545	$(1,264)

The contractual maturities of our investments were as follows (in thousands):

	June 30, 2017	December 31, 2016
Due within one year	$354,187	$376,522
Due between one and three years	257,622	224,983
Total	$611,809	$601,505

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income (loss). Realized gains and losses on available-for-sale securities are insignificant in the periods presented and are included in Other income (expense)—net in our condensed consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2017.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$428,454	$—	$428,454	$—	$378,612	$—	$378,612	$—
Commercial paper	106,915	—	106,915	—	105,097	—	105,097	—
U.S. government and agency securities	50,156	44,706	5,450	—	64,541	52,082	12,459	—
Municipal bonds	45,355	—	45,355	—	59,025	—	59,025	—
Money market funds	18,997	18,997	—	—	38,649	38,649	—	—
Certificates of deposit and term deposits (1)	55,758	—	55,758	—	59,479	—	59,479	—
Total	$705,635	$63,703	$641,932	$—	$705,403	$90,731	$614,672	$—

Reported as:
Cash equivalents	$93,826				$103,898
Short-term investments	354,187				376,522
Long-term investments	257,622				224,983
Total	$705,635				$705,403

(1) Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016, we determined that $55.3 million in 30-day term deposits, included within cash and cash equivalents in the consolidated balance sheet as of December 31, 2016, should have also been included as Level 2 investments in the fair value hierarchy table for financial assets and financial liabilities measured at fair value on a recurring basis. Accordingly, we have corrected the above table as of December 31, 2016, the effect of which is immaterial to the financial statements as a whole.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$13,265	$18,924
Finished goods	73,174	87,963
Inventory	$86,439	$106,887

4. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Building and building improvements	$133,641	$49,783
Computer equipment and software	72,131	65,323
Land	59,203	35,079
Leasehold improvements	20,169	18,699
Evaluation units	19,600	20,173
Furniture and fixtures	14,531	13,995
Construction-in-progress	1,077	4,669
Total property and equipment	320,352	207,721
Less: accumulated depreciation	(81,839)	(70,472)
Property and equipment—net	$238,513	$137,249

In April 2017, we purchased certain real estate in Burnaby, Canada for $84.8 million. The purchase was accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings based on their relative fair values. The amounts allocated to land and buildings were $12.7 million and $72.1 million, respectively.

Depreciation expense was $11.8 million and $9.0 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Depreciation expense was $23.0 million and $18.4 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

5. INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $12.1 million and $10.3 million as of June 30, 2017 and December 31, 2016, respectively. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of June 30, 2017, no events have occurred that would adversely affect the carrying value of these investments.

As of June 30, 2017, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities are not required to be consolidated in our condensed consolidated financial statements.

6.     BUSINESS COMBINATION

On June 7, 2016, we completed our acquisition of AccelOps, Inc. (“AccelOps”), a provider of network security monitoring and analytics solutions, for total cash consideration of $22.1 million, net of cash received. This acquisition extended

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Fortinet Security Fabric by enhancing our network security visibility, security data analytics and threat intelligence across multi-vendor solutions.

The acquisition of AccelOps was accounted as a business combination in accordance with ASC Topic 805 “Business Combinations” issued by the FASB, and we used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. We included acquisition-related costs of $0.3 million in general and administrative expenses. The total purchase price was allocated to AccelOps’ identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The acquisition also included a contingent obligation for up to $4.0 million in future earn out payments to certain former stockholders of AccelOps if specified future financial targets are met, none of which were met.

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

The developed technologies and other are amortized on a straight-line basis. The amortization expense of developed technologies and other intangibles are recorded in cost of revenue. The amortization expense of customer relationships is amortized on an accelerated basis and is recorded in sales and marketing expenses.

Indefinite-lived intangible assets consist of in-process research and development, which will begin to be amortized upon completion of development.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill of $9.9 million represents the amount of the purchase price in excess of the fair value of the net tangible liabilities assumed and intangible assets acquired, including AccelOps’ assembled workforce. The goodwill recorded as part of the AccelOps acquisition is not deductible for U.S. federal income tax purposes.

7. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

Goodwill

As of June 30, 2017, we had goodwill of $14.6 million. There were no impairments to goodwill during the three and six months ended June 30, 2017 or during prior periods.

Other Intangible Assets—net

The following tables present other intangible assets—net as of June 30, 2017 and December 31, 2016 (in thousands, except years):

	June 30, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$11,250	$12,734
Customer relationships	4.7	14,500	8,506	5,994
		38,484	19,756	18,728

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$19,756	$20,328

	December 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$8,750	$15,234
Customer relationships	4.7	14,500	6,506	7,994
		38,484	15,256	23,228

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$15,256	$24,828

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.2 million and $2.3 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Amortization expense was $4.5 million and $3.5 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in thousands):

Amount
Years:
2017 (remainder)	$4,074
2018	6,885
2019	5,406
2020	2,363
Total	$18,728

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, plus the dilutive effects of restricted stock units (“RSUs”), stock options and the employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method. For the three months ended June 30, 2016, we incurred a net loss and, therefore, the effect of dilutive shares were not included in the computation of dilutive net loss per share as the effect was antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income (loss)	$23,033	$(1,388)	$33,750	$730

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	175,741	172,075	175,118	171,910
Diluted shares:
Weighted-average common stock outstanding-basic	175,741	172,075	175,118	171,910
Effect of potentially dilutive securities:
RSUs	2,441	—	2,328	1,580
Stock options	1,488	—	1,506	1,796
ESPP	31	—	41	74
Weighted-average shares used to compute diluted net income (loss) per share	179,701	172,075	178,993	175,360
Net income (loss) per share:
Basic	$0.13	$(0.01)	$0.19	$—
Diluted	$0.13	$(0.01)	$0.19	$—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
RSUs	1,158	10,577	1,831	4,715
Stock options	1,124	7,058	1,121	1,182
ESPP	—	554	131	141
	2,282	18,189	3,083	6,038

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of June 30, 2017 (in thousands):

	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Operating lease commitments	$46,907	$7,099	$11,296	$8,668	$7,283	$4,122	$8,439
Inventory purchase commitments	67,237	65,905	1,332	—	—	—	—
Other contractual commitments and open purchase orders	63,228	53,250	7,057	2,278	533	110	—
Total	$177,372	$126,254	$19,685	$10,946	$7,816	$4,232	$8,439

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $3.9 million and $4.6 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Rent expense was $8.4 million and $8.5 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2017, we had $67.2 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2017, we had $63.2 million in other contractual commitments that may not be cancelable. We also had other contractual commitments for the purchase of certain real estate adjacent to our corporate headquarters amounting to $12.1 million, which we capitalized as part of property and equipment.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs. We also have an ESPP for all eligible employees. As of June 30, 2017, there were a total of 50,222,634 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2016	9,509	$31.01
Granted	3,132	37.38
Forfeited	(645)	33.73
Vested	(2,246)	28.24
Balance—June 30, 2017	9,750	$33.63

As of June 30, 2017, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $288.2 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.8 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Shares withheld for taxes	725	590
Amount withheld for taxes	$25,895	$17,358

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term in years	4.4	4.3	4.4	4.3
Volatility	34%	39%	36%	43%
Risk-free interest rate	1.9%	1.2%	1.9%	1.1%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	6,187	$23.79
Granted	512	37.29
Forfeited	(82)	29.88
Exercised	(1,368)	17.52
Balance—June 30, 2017	5,249	$26.65
Options vested and expected to vest—June 30, 2017	5,249	$26.65	3.4	$58,943
Options exercisable—June 30, 2017	3,478	$24.38	2.1	$46,541

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2017, for all in-the-money stock options. As of June 30, 2017, total compensation expense related to unvested stock options granted to employees but not yet recognized was $17.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.8 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted-average fair value per share granted	$12.18	$10.92	$12.22	$8.90
Intrinsic value of options exercised	9,003	6,829	26,901	26,253
Fair value of options vested	1,733	793	5,128	2,876

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended
	June 30, 2017	June 30, 2016
Expected term in years	0.5	0.5
Volatility	33%	48%
Risk-free interest rate	0.7%	0.4%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2017	June 30, 2016
Weighted-average fair value per share granted	$9.28	$7.19
Shares issued under the ESPP	634	614
Weighted-average price per share issued	$27.97	$20.49

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of product revenue	$383	$298	$725	$578
Cost of service revenue	2,473	2,123	4,783	4,257
Research and development	8,253	7,458	16,151	14,601
Sales and marketing	19,745	16,990	38,771	32,805
General and administrative	4,237	3,478	7,992	7,008
Total stock-based compensation expense	$35,091	$30,347	$68,422	$59,249

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
RSUs	$30,862	$26,799	$59,903	$51,902
Stock options	1,925	1,592	3,770	3,546
ESPP	2,304	1,956	4,749	3,801
Total stock-based compensation expense	$35,091	$30,347	$68,422	$59,249

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income tax benefit associated with stock-based compensation	$7,743	$7,416	$14,389	$14,737

2016 Share Repurchase Program

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended June 30, 2017, we repurchased 0.8 million shares of common stock under the 2016 Repurchase Program in open market transactions at an average price of $39.07 per share, for an aggregate purchase price of $33.2 million. As of June 30, 2017, $156.0 million remained available for future share repurchases under the 2016 Repurchase Program.

11. INCOME TAXES

Our effective tax rate was 30% for the three months ended June 30, 2017, compared to an effective tax rate of 62% for the same period last year. Our effective tax rate was 18% for the six months ended June 30, 2017, compared to an effective tax rate of 111% for the same period last year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rates for the three months ended June 30, 2017 and June 30, 2016 were impacted by excess tax benefits of $4.1 million and $2.6 million, respectively, from stock-based compensation. The tax rates for the six months ended June 30, 2017 and June 30, 2016 were impacted by excess tax benefits of $9.6 million and $6.2 million, respectively, from stock-based compensation. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

As of June 30, 2017 and December 31, 2016, unrecognized tax benefits were $76.9 million and $65.5 million, respectively. The total amount of $75.2 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.

It is our policy to classify accrued interest and penalties related to uncertain tax benefits in the provision for income taxes. As of June 30, 2017 and December 31, 2016, accrued interest and penalties were $11.5 million and $9.5 million, respectively.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.0 million in the next twelve months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for tax years 2012, 2013 and 2014. We have filed a waiver extending the statute of limitations to September 15, 2018 for U.S. federal income tax returns for tax years 2012 and 2013. In addition, the tax authorities in France are examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In May 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. Our Japan tax audit for tax years 2013, 2014 and 2015 was closed with no material adjustment.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2017 and June 30, 2016 were $1.3 million and $1.2 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2017 and June 30, 2016 were $2.6 million and $2.2 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Americas:
U.S.	$97,905	$80,811	$188,677	$156,369
Canada	40,859	33,782	78,204	65,087
Latin America (“LATAM”)	21,949	18,053	40,195	31,236
Total Americas	160,713	132,646	307,076	252,692
Europe, Middle East and Africa (“EMEA”)	129,730	114,453	255,879	219,944
Asia Pacific (“APAC”)	73,026	64,292	141,090	123,331
Total revenue	$363,469	$311,391	$704,045	$595,967

Property and Equipment—net	June 30, 2017	December 31, 2016
Americas:
U.S.	$110,044	$96,414
Canada	101,302	12,881
LATAM	406	607
Total Americas	211,752	109,902
EMEA:
France	12,656	13,241
Other EMEA	6,255	6,391
Total EMEA	18,911	19,632
APAC	7,850	7,715
Total property and equipment—net	$238,513	$137,249

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Exclusive Networks Group	20%	20%	20%	20%
Fine Tec Computers	12%	*	12%	*
Ingram Micro	10%	10%	*	*

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	June 30, 2017	December 31, 2016
Exclusive Networks Group	25%	26%
Fine Tec Computers	11%	10%
Arrow Electronics	11%	*

* Represents less than 10%

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	June 30, 2017
	Unrealized losses on investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1,179)	$414	$(765)
Other comprehensive income before reclassifications	332	(91)	241
Amounts reclassified from accumulated other comprehensive loss	2	(1)	1
Net current-period other comprehensive income	334	(92)	242
Ending balance	$(845)	$322	$(523)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in Other income (expense)—net and in Provision for (benefit from) income taxes, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in the value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have a maturity of one month. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other income (expense)—net in the consolidated statement of operations. As of June 30, 2017, the fair value of the forward exchange contracts was not material.

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

The notional amount of forward exchange contracts to hedge balance sheet accounts as of June 30, 2017 and December 31, 2016 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of June 30, 2017
CAD	Buy	$12,866

Currency—As of December 31, 2016
CAD	Sell	$2,615

16. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm were $0.4 million and $0.1 million during the three months ended June 30, 2017 and June 30, 2016, respectively. No contingent fees were incurred in the three months ended June 30, 2017 and 2016. Expenses for legal services provided by the law firm were $0.5 million and $0.4 million during the six months ended June 30, 2017 and June 30, 2016, respectively. No contingent fees were incurred in the six months ended June 30, 2017. Of the $0.4 million legal expenses incurred in the six months ended June 30, 2016, $0.2 million were incurred under contingent fee arrangements. Amounts due and payable to the law firm were $0.5 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

17. SUBSEQUENT EVENT

In July 2017, our Board of Directors authorized a $300.0 million increase to the 2016 Repurchase Program, bringing the amount authorized to be repurchased to $600.0 million, and extended the 2016 Repurchase Program until January 31, 2019.

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

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption and impact of new accounting standards, including those related to revenue recognition and accounting for leases.

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

The three key areas driving our business are the changing cyber threat landscape, expanding need for regulatory compliance and evolving network security infrastructure, including cloud environments. The cyber threat landscape continues to change at a rapid pace, with network attacks continually morphing into vehicles for malware, such as ransomware, and the challenge of having to comply with a variety of constantly changing regulatory requirements. Our end-customers’ infrastructures are rapidly evolving to leverage new technologies such as on-demand cloud and internet on demand, and changing web traffic patterns require end-customers to increase the bandwidth available across their network. These three drivers mean end-customers are constantly evaluating upgrades or deployments of new cybersecurity solutions.

The Fortinet Security Fabric has been developed to provide unified security across the entire network, including network core, endpoints, applications, data centers, access and private and public cloud, and is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. It delivers integrated scalability, access control, awareness, security, traffic segmentation, centralized management, visibility and orchestration. It is built around an open framework to ensure interoperability and synchronization of intelligence and response, and does so across the distributed network security infrastructure, including both from the cloud and for the cloud. At the core of the Fortinet Security Fabric are our FortiGate physical products and software licenses, which ship with a broad set of security services, including firewall, virtual private network, anti-malware, anti-spam, application control, intrusion prevention, access control, web filtering, traffic and device segmentation and advanced threat protection (“ATP”). Through these security services, our FortiGuard Labs team provides updates using threat research and a global cloud network of data collection and intelligence resources to deliver subscription-based security services to FortiGate appliances and software products. We continually certify the security effectiveness of our security updates through independent test organizations, such as NSS Labs. Our FortiOS operating system provides the foundation for all FortiGate security functions. The latest enhancements to the FortiOS 5.6 offer end-customers the ability to manage security capabilities across their cloud assets’ and software-defined wireless area networks.

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

Financial Highlights

•
We recorded total revenue of $363.5 million and $704.0 million in the three and six months ended June 30, 2017, an increase of 17% and 18%, respectively, compared to the same periods last year. Product revenue was $142.7 million and $278.0 million in the three and six months ended June 30, 2017, an increase of 4% and 6%, respectively, compared to the same periods last year. Service revenue was $220.8 million and $426.1 million in the three and six months ended June 30, 2017, an increase of 26% and 27%, respectively, compared to the same period last year.

•
We generated operating income of $28.5 million and $33.9 million in the three and six months ended June 30, 2017, respectively, compared to operating loss of $4.0 million and $7.7 million in the three and six months ended June 30, 2016, respectively.

•	Cash, cash equivalents and investments were $1.46 billion as of June 30, 2017, an increase of $154.4 million, or 12%, from December 31, 2016.

•	Deferred revenue was $1.16 billion as of June 30, 2017, an increase of $126.1 million, or 12%, from December 31, 2016.

•	We generated cash flows from operating activities of $274.5 million in the six months ended June 30, 2017, an increase of $106.0 million, or 63%, compared to the same period last year.

•
We repurchased 0.8 million shares of common stock under our 2016 Share Repurchase Program (the “2016 Repurchase Program”) for an aggregate price of $33.2 million in the three months ended June 30, 2017. In July 2017, our Board of Directors authorized a $300.0 million increase to the 2016 Repurchase Program, bringing the total amount authorized to $600.0 million through January 31, 2019.

During the three and six months ended June 30, 2017, our revenue growth was driven by the strength in sales of our products, including FortiGate products, our renewals of service contracts and the sale of our enterprise bundles. During the three months ended June 30, 2017, our high-end products accounted for 39% of billings, which reflected strong sales to large enterprises and an increase in large deals. Our mid-range products accounted for 29% of billings, and our entry-level products accounted for 32% of billings. In addition, we continue to see a shift to higher services growth, which reflected our success in driving higher-priced subscription bundles and metered model business. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

During the three and six months ended June 30, 2017, operating expenses increased by 4% and 10%, respectively, as compared to the same periods last year. The increase was primarily driven by our investments made to develop new products and enhance our existing products, as we continued to invest in research and development to strengthen our technology. We believe that continued product innovation has strengthened our technology and resulted in market share gains. As a percentage of revenue, operating expenses decreased as we continued to focus on productivity and efficiency. Headcount increased by 5% to 4,792 employees and contractors as of June 30, 2017, up from 4,562 as of June 30, 2016.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products through Amazon Web Services and Microsoft Azure. While the revenue from such sales are still relatively insignificant, they have increased significantly in recent periods on a percentage basis.

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

Our approach to network security is defined by our Security Processing Unit (“SPU”) hardware architecture. The SPU includes three lines of proprietary Applications-Specific Integrated Circuits (“ASICs”), content processor, network processor and the system on a chip. The ASICs are designed for highly efficient execution of computationally intensive tasks such as policy enforcement, threat detection and encryption. As such, ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

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

	Three Months Ended Or As Of
	June 30, 2017	June 30, 2016
	(in thousands)
Revenue	$363,469	$311,391
Deferred revenue	$1,161,471	$903,981
Billings (non-GAAP)	$426,889	$373,784
Cash, cash equivalents and investments	$1,464,946	$1,221,991
Net cash provided by operating activities	$144,771	$67,941
Free cash flow (non-GAAP)	$58,409	$53,498

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue to be recognized in future periods. Deferred revenue was $1.16 billion as of June 30, 2017, an increase of $126.1 million, or 12%, from December 31, 2016.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Billings:
Revenue	$363,469	$311,391
Add change in deferred revenue	63,420	66,793
Less deferred revenue balance acquired in business acquisition	—	(4,400)
Total billings (non-GAAP)	$426,889	$373,784

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing outstanding common stock, and strengthening the balance sheet. However, free cash flow is not intended to represent our residual cash flow available for discretionary expenditures, since we may have other non-discretionary expenditures that are not deducted from the measure. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flows as a comparative measure. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$144,771	$67,941
Less purchases of property and equipment	(86,362)	(14,443)
Free cash flow (non-GAAP)	$58,409	$53,498
Net cash used in investing activities	$(81,844)	$(35,213)
Net cash used in financing activities	$(33,039)	$(4,356)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2017, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on March 1, 2017 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2017 and June 30, 2016

Revenue

	Three Months Ended
	June 30, 2017		June 30, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$142,705	39%	$136,641	44%	$6,064	4%
Service	220,764	61	174,750	56	46,014	26
Total revenue	$363,469	100%	$311,391	100%	$52,078	17%
Revenue by geography:
Americas	$160,713	44%	$132,646	43%	$28,067	21%
Europe, Middle East and Africa	129,730	36	114,453	36	15,277	13
Asia Pacific	73,026	20	64,292	21	8,734	14
Total revenue	$363,469	100%	$311,391	100%	$52,078	17%

Total revenue increased by $52.1 million, or 17%, in the three months ended June 30, 2017 compared to the same period last year. On a geographic basis, we continued to experience global diversification. All three regions experienced revenue growth compared to the same period last year, with the Americas contributing the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $6.1 million, or 4%, in the three months ended June 30, 2017 compared to the same period last year. The increase in product revenue was primarily driven by the strength in sales of our FortiGate products. Service revenue increased by $46.0 million, or 26%, in the three months ended June 30, 2017 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance, consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We continued to see the shift from product revenue to higher-margin, recurring service revenue, which reflected our success in driving sales of subscription bundles.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$60,787	$52,788	$7,999	15%
Service	34,865	31,715	3,150	10
Total cost of revenue	$95,652	$84,503	$11,149	13%
Gross margin:
Product	57.4%	61.4%	(4.0)%
Service	84.2	81.9	2.3
Total gross margin	73.7%	72.9%	0.8%

Total gross margin increased by 0.8 percentage points in the three months ended June 30, 2017 compared to the same period last year, driven by higher margin on service revenue. Service gross margin increased by 2.3 percentage points in the three months ended June 30, 2017 as compared to the same period last year, resulting from an increased mix of higher-margin subscription bundles. Total cost of service revenue was comprised primarily of personnel costs.

Product gross margin decreased by 4.0 percentage points in the three months ended June 30, 2017 compared to the same period last year. The decrease in product gross margin was primarily due to higher inventory reserves as we transition to newer appliances and other charges.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2017		June 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,159	14%	$45,502	15%	$5,657	12%
Sales and marketing	166,337	46	162,694	52	3,643	2
General and administrative	21,911	6	22,184	7	(273)	(1)
Restructuring charges	(90)	—	553	—	(643)	(116)
Total operating expenses	$239,317	66%	$230,933	74%	$8,384	4%

Research and development

Research and development expense increased by $5.7 million, or 12%, in the three months ended June 30, 2017 compared to the same period last year, primarily due to an increase of $4.2 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, depreciation and product development expenses, such as third-party testing and prototypes, increased by $0.9 million. We intend to continue to invest in our research and development organization, but expect research and development expense as a percentage of total revenue to remain at a relatively comparable level during the remainder of 2017.
Sales and marketing

Sales and marketing expense increased by $3.6 million, or 2%, in the three months ended June 30, 2017 compared to the same period last year, primarily due to an increase of $4.5 million in personnel costs. In addition, depreciation expense and other occupancy-related expense increased by $2.6 million. These increases were partially offset by lower marketing-related expense of $2.2 million and travel expense of $1.0 million. As a percentage of total revenue, sales and marketing expense decreased as revenue grew at a higher pace compared to personnel costs. The decrease in personnel costs as a percentage of total revenue resulted from lower sales commissions, slower hiring and attrition. We intend to continue to make investments in our sales resources and infrastructure and marketing, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2017.

General and administrative

General and administrative expense decreased by $0.3 million, or 1%, in the three months ended June 30, 2017 compared to the same period last year, primarily due to lower third-party costs of $6.3 million due to the substantial completion of our enterprise resource planning (“ERP”) system implementation in 2016. The decrease in expense was partially offset by an increase in professional fees of $3.6 million, which included expense of $1.6 million due to third-party costs related to implementing the new revenue recognition standard. In addition, personnel costs increased by $2.6 million as we continued to increase headcount. As a percentage of total revenue, general and administrative costs decreased to 6% in the three months ended June 30, 2017 from 7% in the three months ended June 30, 2016. We expect general and administrative expense to increase in absolute dollars during the remainder of 2017 as we continue to implement the new revenue recognition standard.

Operating margin

We generated operating income of $28.5 million in the three months ended June 30, 2017, an increase of $32.5 million compared to operating loss of $4.0 million in the same period last year. The improvement in operating margin is primarily due to the decline in sales and marketing and general and administrative expenses as a percentage of total revenue. As a percentage of total revenue, sales and marketing expenses decreased to 46% in the three months ended June 30, 2017 from 52% in the same period last year. In addition, as a percentage of total revenue, general and administrative expenses decreased to 6% in the three months ended June 30, 2017 from 7% in the same period last year. Significant changes in operating expenses are discussed above.

Interest income and other income (expense)—net

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
	(in thousands, except percentages)
Interest income	$3,163	$1,705	$1,458	86%
Other income (expense)—net	1,243	(1,350)	2,593	(192)

Interest income increased by $1.5 million, or 86%, in the three months ended June 30, 2017 as compared to the same period last year due to higher interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses. The increase in other income (expense)—net in the three months ended June 30, 2017 as compared to the same period last year was the result of foreign currency exchange gains in the three months ended June 30, 2017, compared to foreign currency exchange losses in the three months ended June 30, 2016.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	June 30, 2017	June 30, 2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$9,873	$(2,302)	$12,175	*
Effective tax rate (%)	30%	62%	(32)%	—
* not meaningful

Our effective tax rate was 30% in the three months ended June 30, 2017, compared to an effective tax rate of 62% in the same period last year. The effective tax rates in the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rate in the three months ended June 30, 2017 and 2016 were impacted by excess tax benefits of $4.1 million and $2.6 million, respectively, from stock-based compensation. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as the excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

Six Months Ended June 30, 2017 and June 30, 2016

Revenue

	Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$277,958	39%	$261,213	44%	$16,745	6%
Service	426,087	61	334,754	56	91,333	27
Total revenue	$704,045	100%	$595,967	100%	$108,078	18%
Revenue by geography:
Americas	$307,076	44%	$252,692	42%	$54,384	22%
Europe, Middle East and Africa	255,879	36	219,944	37	35,935	16
Asia Pacific	141,090	20	123,331	21	17,759	14
Total revenue	$704,045	100%	$595,967	100%	$108,078	18%

Total revenue increased by $108.1 million, or 18%, in the six months ended June 30, 2017 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with the Americas contributing the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $16.7 million, or 6%, in the six months ended June 30, 2017 compared to the same period last year. The increase in product revenue was primarily driven by greater sales in our FortiGate product family, as well as growth in other product lines.

Service revenue increased by $91.3 million, or 27%, in the six months ended June 30, 2017 compared to the same period last year due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, particularly our large enterprise customers, as well as the renewals of similar contracts sold in earlier periods. Service revenue also increased due to the recognition of revenue from our growing deferred revenue balance, consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We continued to see the shift from product revenue to higher-margin, recurring service revenue, which reflected our success in driving sales of subscription bundles.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$116,084	$102,101	$13,983	14%
Service	70,132	60,046	10,086	17
Total cost of revenue	$186,216	$162,147	$24,069	15%
Gross margin (%):
Product	58.2%	60.9%	(2.7)%
Service	83.5	82.1	1.4
Total gross margin	73.6%	72.8%	0.8%

Total gross margin increased by 0.8 percentage points in the six months ended June 30, 2017 compared to the same period last year driven by higher margin on service revenue. Service gross margin increased by 1.4 percentage points in the six months ended June 30, 2017 as compared to the same period last year, resulting from an increased mix of higher-margin subscription bundles. Total cost of service revenue was comprised primarily of personnel costs.

Product gross margin decreased by 2.7 percentage points in the six months ended June 30, 2017 compared to the same period last year. The decrease in product gross margin was primarily due to higher inventory reserves as we transition to newer appliances and other charges.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2017		June 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$102,354	15%	$90,256	15%	$12,098	13%
Sales and marketing	336,737	48	308,797	52	27,940	9
General and administrative	44,488	6	41,623	7	2,865	7
Restructuring charges	340	—	881	—	(541)	(61)
Total operating expenses	$483,919	69%	$441,557	74%	$42,362	10%

Research and development

Research and development expense increased by $12.1 million, or 13%, in the six months ended June 30, 2017 compared to the same period last year primarily due to an increase of $8.7 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, depreciation expense and other occupancy-related costs increased by $1.6 million and product development costs, such as third-party testing and prototypes, increased by $1.6 million.

Sales and marketing

Sales and marketing expense increased by $27.9 million, or 9%, in the six months ended June 30, 2017 compared to the same period last year, primarily due to an increase of $23.9 million in personnel costs. In addition, depreciation expense and other occupancy-related expense increased by $4.0 million. In addition, amortization expense increased by $2.1 million related to intangible assets acquired from AccelOps, Inc. (“AccelOps”). These increases were partially offset by lower marketing-related expense of $2.3 million. As a percentage of total revenue, sales and marketing expense decreased as revenue grew at a higher pace compared to personnel costs. The decrease in personnel costs as a percentage of total revenue resulted from lower sales commissions, slower hiring and attrition.

General and administrative

General and administrative expense increased by $2.9 million, or 7%, in the six months ended June 30, 2017 compared to the same period last year, primarily due to an increase of $4.2 million in personnel costs as we continued to increase headcount. In addition, other professional fees increased by $6.5 million, which included expense of $2.7 million due to third-party costs related to implementing the new revenue recognition standard. Litigation settlement costs increased by $1.6 million. These increases were partially offset by lower third-party costs of $9.3 million primarily related to the substantial completion of our new ERP system implementation. As a percentage of total revenue, general and administrative costs decreased to 6% in the six months ended June 30, 2017 from 7% in the same period last year.

Operating margin

We generated operating income of $33.9 million in the six months ended June 30, 2017, an increase of $41.6 million, compared to operating loss of $7.7 million in the six months ended June 30, 2016, respectively. The improvement in operating margin is primarily due to the decline in sales and marketing and general and administrative expenses as a percentage of total revenue. As a percentage of total revenue, sales and marketing expenses decreased to 48% in the six months ended June 30,

2017 from 52% in the same period last year. As a percentage of total revenue, general and administrative costs decreased to 6% in the six months ended June 30, 2017 from 7% in the same period last year. Significant changes in operating expenses are discussed above.

Interest income and other expense—net

	Six Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
	(in thousands, except percentages)
Interest income	$5,555	$3,451	$2,104	61%
Other expense—net	1,545	(2,662)	4,207	(158)

Interest income increased by $2.1 million, or 61%, in the six months ended June 30, 2017 compared to the same period last year due to higher interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other expense—net consisted primarily of foreign exchange and related hedging gains and losses. The increase in other expense—net in the six months ended June 30, 2017 when compared to the same period last year was the result of foreign currency exchange gains in the six months ended June 30, 2017, compared to foreign currency exchange losses in the six months ended June 30, 2016.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2017	June 30, 2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$7,260	$(7,678)	$14,938	*
Effective tax rate (%)	18%	111%	*	*
* not meaningful

Our effective tax rate was 18% in the six months ended June 30, 2017, compared with an effective tax rate of 111% in the same period last year. The effective tax rates in the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rate in the six months ended June 30, 2017 and 2016 were impacted by excess tax benefits of $9.6 million and $6.2 million, respectively, from stock-based compensation.

Liquidity and Capital Resources

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$853,137	$709,003
Investments	611,809	601,505
Total cash, cash equivalents and investments	$1,464,946	$1,310,508
Working capital	$719,115	$709,276

	Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Cash provided by operating activities	$274,520	$168,532
Cash used in investing activities	(113,169)	(69,417)
Cash used in financing activities	(17,217)	(46,012)
Net increase in cash and cash equivalents	$144,134	$53,103

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, business acquisitions, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our employee stock purchase plan (the “ESPP”) and the payment of taxes in connection with the net settlement of equity awards. In recent years we have received significant capital resources as a result of increases in our deferred revenue and the exercise of stock options. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units (“RSUs”) granted versus stock options and also to vary based on our share price. As of June 30, 2017, $156.0 million remained available for future share repurchase under our 2016 Repurchase Program. In July 2017, our Board of Directors authorized a $300.0 million increase to the 2016 Repurchase Program, bringing the amount authorized to $600.0 million through January 31, 2019. We expect to repurchase a total of at least $150.0 million worth of stock in 2017, including the $33.2 million that we repurchased in the second quarter of 2017.

In April 2017, we purchased real estate in Burnaby, Canada for $84.8 million. For the remainder of 2017, we currently expect our capital expenditures to revert to lower levels and our free cash flows to continue to increase in the second half of 2017. The total capital expenditures for real estate purchases in 2017 is currently expected to be $120 million, including the $84.8 million we spent on the purchase of the two buildings in Burnaby, Canada. We currently expect to spend $60.0 million annually in both 2018 and 2019 to build out our headquarters in Sunnyvale, California, but the specific timing of these expenditures is yet to be determined.

As of June 30, 2017, our cash, cash equivalents and investments of $1.46 billion were invested primarily in corporate debt securities, commercial paper, term deposits, U.S. government and agency securities, municipal bonds and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of June 30, 2017, $671.9 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes.

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

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities, including deferred revenue. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment and amortization of intangible assets.

Our operating activities during the six months ended June 30, 2017 provided $274.5 million in cash as a result of our continued growth in the sales of FortiGuard security subscriptions and FortiCare support contracts, as well as product sales, and the ability to successfully manage our working capital. The increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers was reflected in the increase in our deferred revenue. We continued to see the shift from product revenue to higher-margin, recurring service revenue.

Our operating activities during the six months ended June 30, 2016 provided $168.5 million in cash as a result of our continued growth in billings and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in deferred revenue, which was partially offset by an increase in payments to vendors.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus purchase decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our employees. In certain cases, we have elected to purchase the facility if we believe that purchasing rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future.

During the six months ended June 30, 2017, cash used in investing activities was primarily due to the $99.9 million we spent on capital expenditures, including the purchase of $84.8 million in real estate in Burnaby, Canada. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $13.3 million.

During the six months ended June 30, 2016, cash used in investing activities was primarily due to the $44.4 million we spent on capital expenditures, including our purchase of a warehouse in Union City, California for total cash of $18.5 million, and a $20.7 million payment for the acquisition of AccelOps. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $4.4 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards, excess tax benefit from stock-based compensation and repurchase of common stock.

During the six months ended June 30, 2017, cash used in financing activities was $17.2 million, primarily due to $33.2 million used to repurchase our common stock. This was partially offset by $15.9 million proceeds from the issuance of common stock, net of tax withholding.

During the six months ended June 30, 2016, cash used in financing activities was $46.0 million, primarily due to $50.0 million used to repurchase our common stock. This was partially offset by $5.6 million of proceeds from the issuance of common stock, net of taxes paid, related to withholding upon issuance of equity awards.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2017 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2017 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy and timing of point-of-sale reporting by our “sell-through” channel partners, which currently impact our ability to recognize revenue;

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

•	price competition and increased competitiveness in our market;

•	our ability to both increase revenues and manage and control operating expenses, in order to improve our operating margins;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

•	possible impairments or acceleration of depreciation of our existing real estate due to our current real estate holdings and future development plans; and

•	legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment and applicable accounting standards.

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

Our billings, revenue, operating margin and free cash flow growth may slow or may not continue.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, and our failure for any reason to continue to capitalize on growth opportunities and due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

•longer sales processes for larger deals, particularly during the summer months;

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

•
costs of complying with U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (which will be implemented by the European Union in May 2018), import and export control laws, tariffs, trade barriers and economic sanctions;

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

An important part of our growth strategy is to increase sales of our products to large enterprises and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized enterprises, our sales volume varies by quarter. We also have experienced less traction selling to certain government organizations and service providers, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our free cash flow. For example, our inventory levels increased $26.7 million, or 34%, from March 31, 2016 to March 31, 2017, impacting our free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations.

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

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, members of our sales organization often engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. For example, we realigned our sales organization in early 2016 and it has taken more time than we expected to ramp up the productivity of our realigned sales organization. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

The sales prices of our products and services may decrease, which may reduce our gross profits and operating margin, and which may adversely impact our financial results and the trading price of our common stock.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken, it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. Exclusive Networks Group (“Exclusive”), Fine Tec Computers (“Fine Tec”) and Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers, accounted for 20%, 12% and 10% of our total revenue, respectively, during the three months ended June 30, 2017. During the six months ended June 30, 2017, Exclusive and Fine Tec accounted for 20% and 12% of our total revenue, respectively. During the three months ended June 30, 2016, Exclusive and Ingram Micro, accounted for 20% and 10% of our total revenue, respectively. During the six months ended June 30, 2016, Exclusive accounted for 20% of our total revenue. In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. For example, in July 2017, Exclusive announced the acquisition of Fine Tec. The two channel partners together accounted for 36% of our total net accounts receivable as of June 30, 2017. During the past four quarters, Exclusive and Fine Tec together accounted for 28% to 32% of our total quarterly revenue.

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

Our business has grown over the last several years. We rely heavily on information technology and accounting systems to help manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. Certain of these systems were developed by us for our internal use and, as such, may have a higher risk of failure or not receive the same level of support as systems purchased from and supported by external technology companies. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

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

We have recently expanded our office real estate holdings to meet our projected growth need for office space. In March 2017 and April 2017, we purchased office buildings in Ottawa and Burnaby, Canada, respectively, and have purchased various small buildings adjacent to our Sunnyvale headquarters as we expand our headquarters in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

We may experience difficulties maintaining and expanding our ERP system.

In July 2016, we implemented a new ERP system. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results and otherwise operate our business. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP system, leading to additional costs. We may also discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we are currently implementing new systems to comply with the new revenue recognition standards and the related changes accounting for commission. Our operating results may be adversely affected if these upgrades are delayed or if the upgraded systems do not function as intended or is not sufficient to meet with our revenue recognition and commissions accounting requirements.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Micro-Star International Co., Ltd., Wistron Corporation, Flex Ltd., Senao Networks, Inc., ADLINK Technology, Inc. and a number of Taiwan-based manufacturers. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (the “EU RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. Although the SEC has provided guidance with respect to a portion of the conflict minerals filing requirements that somewhat reduced the reporting required, we have incurred and expect to incur additional costs to comply with the rules, including costs related to efforts to determine the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements. There can be no assurance that we will be able to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our real estate purchase and development plans in Burnaby and Ottawa. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers in the public sector or negatively impact our ability to contract with the public sector.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

For example, with respect to data privacy, in April 2016, the European Parliament approved the General Data Protection Regulation (the “GDPR”), which will come into effect in May 2018 and supersede current EU data protection regulations. The GDPR will impose stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results.

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•	public sector budgetary cycles;

•	funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products;

•	geopolitical matters; and

•	rules and regulations applicable to certain government sales, including GSA regulations.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. federal government agencies, and any future sales to government organizations is uncertain. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit or other review could result in the government’s refusing to continue buying our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government.

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

Significant judgment is required to determine the recognition and measurement attribute prescribed in the Financial Accounting Standards Board standard. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain foreign countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities. Tax authorities in France are currently examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In April 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 34 countries, including the United States, has been working on a Base Erosion and Profit Sharing Project. As part of this project, the OECD issued in 2015, and continues to issue, guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For example, we closed our acquisitions of Meru Networks, Inc. and AccelOps in the third quarter of 2015 and the second quarter of 2016, respectively. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP system, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”) FireEye, Inc., Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc and Symantec Corporation.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition (which are effective for us beginning on January 1, 2018) and accounting for leases, as well as the significant costs that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2017, the closing price of our common stock ranged from $30.12 to $40.97 per share.

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

Share repurchases under the 2016 Repurchase Program could increase the volatility of the trading price of our common stock and could diminish our cash reserves.

Our Board of Directors recently authorized a $300.0 million increase to the 2016 Repurchase Program, bringing the total amount authorized to be repurchased to $600.0 through January 31, 2019. Share repurchases under the 2016 Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the suspension or termination of the 2016 Repurchase Program could result in a decrease in the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2016 Repurchase Program

The following table provides information with respect to the shares of common stock that we repurchased in the three months ended June 30, 2017 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2017	—	$—	—	$189,172
May 1 - May 31, 2017	666,180	$39.39	666,180	$162,930
June 1 - June 30, 2017	182,402	$37.90	182,402	$156,018

In July 2017, our Board of Directors authorized a $300.0 million increase to the 2016 Repurchase Program, bringing the total amount authorized to $600.0 million through January 31, 2019.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2017

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