Form 10-Q
period 2017-09-30
FORTINET INC
filed 2017-11-02
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 27, 2017, there were 173,900,211 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$905,794	$709,003
Short-term investments	369,961	376,522
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $14,787 and $11,235 at September 30, 2017 and December 31, 2016, respectively	257,999	312,998
Inventory	73,595	106,887
Prepaid expenses and other current assets	43,302	33,306
Total current assets	1,650,651	1,538,716
LONG-TERM INVESTMENTS	247,875	224,983
DEFERRED TAX ASSETS	204,721	182,745
PROPERTY AND EQUIPMENT—NET	239,891	137,249
OTHER INTANGIBLE ASSETS—NET	18,291	24,828
GOODWILL	14,553	14,553
OTHER ASSETS	19,297	16,867
TOTAL ASSETS	$2,395,279	$2,139,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,543	$56,732
Accrued liabilities	40,439	35,640
Accrued payroll and compensation	75,482	78,138
Income taxes payable	15,862	13,588
Deferred revenue	734,313	645,342
Total current liabilities	910,639	829,440
DEFERRED REVENUE	484,644	390,007
INCOME TAX LIABILITIES	87,993	68,551
OTHER LIABILITIES	9,778	14,262
Total liabilities	1,493,054	1,302,260
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 174,625 and 173,078 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	175	173
Additional paid-in capital	912,053	800,653
Accumulated other comprehensive loss	(416)	(765)
Retained earnings (deficit)	(9,587)	37,620
Total stockholders’ equity	902,225	837,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,395,279	$2,139,941
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE:
Product	$137,095	$127,972	$415,053	$389,185
Service	237,122	188,674	663,209	523,428
Total revenue	374,217	316,646	1,078,262	912,613
COST OF REVENUE:
Product	58,106	50,267	174,190	152,368
Service	35,543	34,532	105,675	94,578
Total cost of revenue	93,649	84,799	279,865	246,946
GROSS PROFIT:
Product	78,989	77,705	240,863	236,817
Service	201,579	154,142	557,534	428,850
Total gross profit	280,568	231,847	798,397	665,667
OPERATING EXPENSES:
Research and development	53,486	47,239	155,840	137,495
Sales and marketing	172,361	154,831	509,098	463,628
General and administrative	21,025	22,006	65,513	63,629
Restructuring charges	—	2,283	340	3,164
Total operating expenses	246,872	226,359	730,791	667,916
OPERATING INCOME (LOSS)	33,696	5,488	67,606	(2,249)
INTEREST INCOME	3,866	1,888	9,421	5,339
OTHER INCOME (EXPENSE)—NET	344	(787)	1,889	(3,449)
INCOME (LOSS) BEFORE INCOME TAXES	37,906	6,589	78,916	(359)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	11,296	298	18,556	(7,380)
NET INCOME	$26,610	$6,291	$60,360	$7,021
Net income per share (Note 8):
Basic	$0.15	$0.04	$0.34	$0.04
Diluted	$0.15	$0.04	$0.34	$0.04
Weighted-average shares outstanding:
Basic	175,519	173,335	175,253	172,212
Diluted	178,973	177,938	178,987	176,046
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$26,610	$6,291	$60,360	$7,021
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	172	(879)	506	1,670
Tax provision (benefit) related to change in unrealized gains (losses) on investments	65	(308)	157	584
Other comprehensive income (loss)	107	(571)	349	1,086
Comprehensive income	$26,717	$5,720	$60,709	$8,107

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,360	$7,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,208	34,896
Amortization of investment premiums	2,125	3,828
Stock-based compensation	102,729	90,342
Other non-cash items—net	3,179	4,846
Changes in operating assets and liabilities:
Accounts receivable—net	51,447	12,788
Inventory	17,687	(24,555)
Deferred tax assets	(22,133)	(35,005)
Prepaid expenses and other current assets	(9,599)	4,301
Other assets	(360)	(2,595)
Accounts payable	(16,537)	(1,584)
Accrued liabilities	8,052	598
Accrued payroll and compensation	(3,531)	3,253
Other liabilities	(3,830)	(3,119)
Deferred revenue	184,350	142,867
Income taxes payable	21,716	6,789
Net cash provided by operating activities	436,863	244,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(359,569)	(370,573)
Sales of investments	9,995	21,805
Maturities of investments	329,132	344,959
Purchases of property and equipment	(121,641)	(50,319)
Payments made in connection with business acquisition, net of cash acquired	—	(22,087)
Net cash used in investing activities	(142,083)	(76,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	61,836	42,292
Taxes paid related to net share settlement of equity awards	(35,869)	(29,886)
Repurchase of common stock	(123,956)	(75,000)
Payments of debt assumed in connection with business acquisition	—	(1,626)
Net cash used in financing activities	(97,989)	(64,220)
NET INCREASE IN CASH AND CASH EQUIVALENTS	196,791	104,236
CASH AND CASH EQUIVALENTS—Beginning of period	709,003	543,277
CASH AND CASH EQUIVALENTS—End of period	$905,794	$647,513
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability for purchase of property and equipment	$8,598	$8,325
Transfers of evaluation units from inventory to property and equipment	$16,255	$15,627
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements for the year ended December 31, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain amounts in prior periods have been reclassified to conform with current period presentation.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2017, except for changes to our policies related to business combinations. For more information, refer to the “Recently Adopted Accounting Standards.”

Recently Adopted Accounting Standards

Business Combinations – Definition of a Business

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

Recent Accounting Standards Not Yet Effective

Share-Based Payment Accounting

In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective prospectively for us beginning on January 1, 2018. We do not believe ASU 2017-09 will have a material impact on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us beginning on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. We early adopted ASU 2017-04 on October 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued ASU 2016-16—Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on January 1, 2018. We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us beginning on January 1, 2020, with the option to adopt early on January 1, 2019. Based on our current accounts receivable portfolio, we do not believe ASU 2016-13 will have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. The new guidance includes a number of optional practical expedients that entities may elect to apply. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019, using a modified retrospective approach. Based on our current lease portfolio, we currently estimate that the value of leased assets and liabilities that may be recognized to be at least $40.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of operations. We expect to expand our disclosures in the notes to consolidated financial statements include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

Financial Instruments – Recognition and Measurement

In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception will apply to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 is effective for our cost-method investments beginning on January 1, 2018 on a prospective basis. The adoption of ASU 2016-01 will result in the adjustment to the carrying amount when the cost-method investees complete a financing round subsequent to adoption date.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, accordingly, we expect more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will be effective for us beginning January 1, 2018. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We will adopt the standard using the modified retrospective method and apply the standard to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

We have substantially completed our analysis of historical contracts and believe that the quantitative impact on revenue in our consolidated financial statements is not material. We expect the pattern of revenue recognition from the sales of our FortiGate and other appliances and FortiGuard and FortiCare subscription services to be substantially unchanged on an ongoing basis. We believe that the acceleration of revenue and associated cost of sales to certain channel partners which are currently accounted for only once the product is sold through to the end-customer, and the allocation of revenue related to software due to the removal of the residual method will not have a significant impact on our financial statements.

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

We expect to expand our financial statement disclosures, which may include more details on our disaggregation of revenue, performance obligations, contract balances and costs to obtain a contract, as well as any significant judgments. We are in the process of documenting process changes, implementing required changes in our systems and developing new controls to support recognition and disclosure under ASU 2014-09. Reviews are ongoing, which may alter our conclusions and the anticipated financial impact. We will continue to assess the impact of ASU 2014-09, along with industry trends until the adoption date.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$427,655	$91	$(619)	$427,127
Commercial paper	97,757	1	(23)	97,735
U.S. government and agency securities	53,243	2	(118)	53,127
Municipal bonds	39,854	22	(29)	39,847
Total available-for-sale securities	$618,509	$116	$(789)	$617,836

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$379,494	$43	$(925)	$378,612
Commercial paper	95,110	23	(25)	95,108
U.S. government and agency securities	64,604	16	(79)	64,541
Municipal bonds	59,257	3	(235)	59,025
Certificates of deposit and term deposits (1)	4,219	—	—	4,219
Total available-for-sale securities	$602,684	$85	$(1,264)	$601,505

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$294,479	$(482)	$35,645	$(137)	$330,124	$(619)
U.S. government and agency securities	43,187	(66)	5,446	(52)	48,633	(118)
Municipal bonds	16,868	(14)	3,180	(15)	20,048	(29)
Commercial paper	36,844	(23)	—	—	36,844	(23)
Total available-for-sale securities	$391,378	$(585)	$44,271	$(204)	$435,649	$(789)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$311,980	$(910)	$13,541	$(15)	$325,521	$(925)
Municipal bonds	52,200	(235)	—	—	52,200	(235)
U.S. government and agency securities	33,430	(79)	—	—	33,430	(79)
Commercial paper	17,394	(25)	—	—	17,394	(25)
Total available-for-sale securities	$415,004	$(1,249)	$13,541	$(15)	$428,545	$(1,264)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in thousands):

	September 30, 2017	December 31, 2016
Due within one year	$369,961	$376,522
Due between one and three years	247,875	224,983
Total	$617,836	$601,505

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized gains and losses on available-for-sale securities are insignificant in the periods presented and are included in Other income (expense)—net in our condensed consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of September 30, 2017.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$427,127	$—	$427,127	$—	$378,612	$—	$378,612	$—
Commercial paper	111,726	—	111,726	—	105,097	—	105,097	—
U.S. government and agency securities	53,127	47,681	5,446	—	64,541	52,082	12,459	—
Municipal bonds	39,847	—	39,847	—	59,025	—	59,025	—
Money market funds	20,271	20,271	—	—	38,649	38,649	—	—
Certificates of deposit and term deposits (1)	55,424	—	55,424	—	59,479	—	59,479	—
Total	$707,522	$67,952	$639,570	$—	$705,403	$90,731	$614,672	$—

Reported as:
Cash equivalents	$89,686				$103,898
Short-term investments	369,961				376,522
Long-term investments	247,875				224,983
Total	$707,522				$705,403
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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$13,733	$18,924
Finished goods	59,862	87,963
Inventory	$73,595	$106,887

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $1.0 million as of September 30, 2017 and December 31, 2016.

4. PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Building and building improvements	$131,054	$49,783
Computer equipment and software	76,872	65,323
Land	62,226	35,079
Leasehold improvements	20,690	18,699
Evaluation units	20,169	20,173
Furniture and fixtures	13,892	13,995
Construction-in-progress	2,971	4,669
Total property and equipment	327,874	207,721
Less: accumulated depreciation	(87,983)	(70,472)
Property and equipment—net	$239,891	$137,249

In April 2017, we purchased certain real estate in Burnaby, Canada for $84.8 million. The purchase was accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings based on their relative fair values. The amounts allocated to land and buildings were $12.7 million and $72.1 million, respectively.

Depreciation expense was $11.7 million and $10.2 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Depreciation expense was $34.7 million and $28.6 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

5. INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $12.1 million and $10.3 million as of September 30, 2017 and December 31, 2016, respectively. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of September 30, 2017, no events have occurred that would adversely affect the carrying value of these investments.

As of September 30, 2017, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities are not required to be consolidated in our condensed consolidated financial statements.

6.     BUSINESS COMBINATION

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2016, we completed our acquisition of AccelOps, Inc. (“AccelOps”), a provider of network security monitoring and analytics solutions, for total cash consideration of $22.1 million, net of cash received. This acquisition extended the Fortinet Security Fabric.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

Goodwill

As of September 30, 2017, we had goodwill of $14.6 million. There were no impairments to goodwill during the three and nine months ended September 30, 2017 or during prior periods.

Other Intangible Assets—net

The following tables present other intangible assets—net as of September 30, 2017 and December 31, 2016 (in thousands, except years):

	September 30, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$12,501	$11,483
Customer relationships	4.7	14,500	9,292	5,208
		38,484	21,793	16,691

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$21,793	$18,291

	December 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$8,750	$15,234
Customer relationships	4.7	14,500	6,506	7,994
		38,484	15,256	23,228

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$15,256	$24,828

The in-process research and development intangible asset of $1.6 million is expected to be completed in the fourth quarter of 2017. Upon completion, the cost will be transferred to developed technology and will be amortized over the remaining estimated useful life of the asset.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.0 million and $2.8 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Amortization expense was $6.5 million and $6.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in thousands):

Amount
Years:
2017 (remainder)	$2,037
2018	6,885
2019	5,406
2020	2,363
Total	$16,691

8. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”), stock options and the employee stock purchase plan (“ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income	$26,610	$6,291	$60,360	$7,021

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	175,519	173,335	175,253	172,212
Diluted shares:
Weighted-average common stock outstanding-basic	175,519	173,335	175,253	172,212
Effect of potentially dilutive securities:
RSUs	2,091	2,513	2,249	1,891
Stock options	1,327	2,009	1,446	1,867
ESPP	36	81	39	76
Weighted-average shares used to compute diluted net income per share	178,973	177,938	178,987	176,046
Net income per share:
Basic	$0.15	$0.04	$0.34	$0.04
Diluted	$0.15	$0.04	$0.34	$0.04

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
RSUs	1,038	2,409	1,567	3,946
Stock options	1,081	836	1,108	1,067
ESPP	363	353	208	211
	2,482	3,598	2,883	5,224

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of September 30, 2017 (in thousands):

	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Operating lease commitments	$50,510	$3,953	$14,022	$10,732	$8,535	$4,557	$8,711
Inventory purchase commitments	93,664	89,417	4,247	—	—	—	—
Other contractual commitments and open purchase orders	67,253	40,854	19,651	4,311	2,132	302	3
Total	$211,427	$134,224	$37,920	$15,043	$10,667	$4,859	$8,714

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.1 million and $6.1 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Rent expense was $12.5 million and $14.7 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2017, we had $93.7 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2017, we had $67.3 million in other contractual commitments that may not be cancelable. Included in other contractual commitments is $8.8 million related to the purchase of certain real estate adjacent to our corporate headquarters.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions, including and beyond indemnification for third-party claims of intellectual property infringement, that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, there have been no material awards under such indemnification provisions.

10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted stock options and RSUs. We also have an ESPP for all eligible employees. As of September 30, 2017, there were a total of 49,841,761 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2016	9,509	$31.01
Granted	3,630	37.29
Forfeited	(928)	34.07
Vested	(3,153)	29.02
Balance—September 30, 2017	9,058	$34.01

As of September 30, 2017, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $266.4 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Shares withheld for taxes	995	937
Amount withheld for taxes	$35,869	$29,886

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected term in years	4.4	4.3	4.4	4.3
Volatility	33%	38%	36%	42%
Risk-free interest rate	1.8%	1.1%	1.9%	1.1%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	6,187	$23.79
Granted	536	37.26
Forfeited	(164)	30.84
Exercised	(1,569)	18.04
Balance—September 30, 2017	4,990	$26.82
Options vested and expected to vest—September 30, 2017	4,990	$26.82	3.2	$48,315
Options exercisable—September 30, 2017	3,418	$24.74	2.0	$39,413

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2017, for all in-the-money stock options. As of September 30, 2017, total compensation expense related to unvested stock options granted to employees but not yet recognized was $15.3 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.6 years.

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted-average fair value per share granted	$11.09	$10.62	$12.17	$9.08
Intrinsic value of options exercised	3,432	9,340	30,333	35,593
Fair value of options vested	1,562	1,706	6,691	4,583

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Expected term in years	0.5	0.5
Volatility	29%	39%
Risk-free interest rate	0.9%	0.4%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Weighted-average fair value per share granted	$8.73	$7.68
Shares issued under the ESPP	1,135	1,151
Weighted-average price per share issued	$29.52	$21.01

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of product revenue	$314	$309	$1,039	$887
Cost of service revenue	2,371	2,238	7,154	6,495
Research and development	7,976	7,648	24,127	22,249
Sales and marketing	19,609	17,378	58,380	50,183
General and administrative	4,037	3,520	12,029	10,528
Total stock-based compensation expense	$34,307	$31,093	$102,729	$90,342

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
RSUs	$29,904	$27,342	$89,807	$79,244
Stock options	1,811	1,516	5,581	5,062
ESPP	2,592	2,235	7,341	6,036
Total stock-based compensation expense	$34,307	$31,093	$102,729	$90,342

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income tax benefit associated with stock-based compensation	$6,722	$8,223	$21,111	$22,961

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In October 2016 and July 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $300.0 million, respectively. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended September 30, 2017, we repurchased 2.4 million shares of common stock under the Repurchase Program in open market transactions at an average price of $37.19 per share, for an aggregate purchase price of $90.8 million. During the nine months ended September 30, 2017, we repurchased 3.3 million shares of common stock under the Repurchase Program in open market transactions at an average price of $37.67 per share, for an aggregate purchase price of $124.0 million. As of September 30, 2017, $365.2 million remained available for future share repurchases under the Repurchase Program. See Note 17 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Repurchase Program.

11. INCOME TAXES

Our effective tax rate was 30% for the three months ended September 30, 2017, compared to an effective tax rate of 5% for the same period last year. Our effective tax rate was 24% for the nine months ended September 30, 2017, compared to an effective tax rate of 2,053% for the same period last year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rates for the three months ended September 30, 2017 and September 30, 2016 were impacted by excess tax benefits of $1.8 million and $2.5 million, respectively, from stock-based compensation. The tax rates for the nine months ended September 30, 2017 and September 30, 2016 were impacted by excess tax benefits of $11.4 million and $8.7 million, respectively, from stock-based compensation. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

As of September 30, 2017 and December 31, 2016, unrecognized tax benefits were $82.1 million and $65.5 million, respectively. The total amount of $80.4 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. It is our policy to classify accrued interest and penalties related to uncertain tax benefits in the provision for income taxes. As of September 30, 2017 and December 31, 2016, accrued interest and penalties were $12.9 million and $9.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $9.0 million in the next twelve months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2012. We are currently under examination by U.S federal income tax authorities for tax years 2012, 2013 and 2014. We have filed a waiver extending the statute of limitations to November 30, 2018 for U.S. federal income tax returns for tax years 2012, 2013 and 2014. In addition, the tax authorities in France are examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In May 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2017 and September 30, 2016 were $1.2 million and $1.2 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2017 and September 30, 2016 were $3.8 million and $3.4 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Americas:
United States	$123,646	$108,142	$367,124	$309,041
Latin America (“LATAM”)	24,372	15,614	64,567	46,850
Canada (1)	13,135	10,118	36,539	30,675
Total Americas	161,153	133,874	468,230	386,566
Europe, Middle East and Africa (“EMEA”)	138,335	116,967	394,214	336,911
Asia Pacific (“APAC”)	74,729	65,805	215,818	189,136
Total revenue	$374,217	$316,646	$1,078,262	$912,613
(1) Certain amounts in the prior periods in Canada were reclassified to the United States to conform with the 2017 presentation as a result of a change in the bill-to address of a customer.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—net	September 30, 2017	December 31, 2016
Americas:
U.S.	$112,210	$96,414
Canada	101,103	12,881
LATAM	360	607
Total Americas	213,673	109,902
EMEA:
France	12,185	13,241
Other EMEA	5,903	6,391
Total EMEA	18,088	19,632
APAC	8,130	7,715
Total property and equipment—net	$239,891	$137,249

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Exclusive Networks Group (2)	29%	19%	23%	19%
Ingram Micro	11%	10%	10%	*

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	September 30, 2017 (2)	December 31, 2016
Exclusive Networks Group	31%	26%
Fine Tec Computers	*	10%
* Represents less than 10%
(2) Due to the acquisition by Exclusive Networks Group of the U.S. division of Fine Tec Computers (“Fine Tec U.S.”) in July 2017, Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive Networks Group’s. As of September 30, 2017, Fine Tec Canada's accounts receivable represent less than 10% of our net accounts receivable.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands):

	September 30, 2017
	Unrealized losses on investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1,179)	$414	$(765)
Other comprehensive income before reclassifications	504	(156)	348
Amounts reclassified from accumulated other comprehensive loss	2	(1)	1
Net current-period other comprehensive income	506	(157)	349
Ending balance	$(673)	$257	$(416)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in Other income (expense)—net and in Provision for (benefit from) income taxes, respectively.

15. FOREIGN CURRENCY DERIVATIVES

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in the value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the creditworthiness of these parties. These contracts typically have a maturity of one month. Changes in the fair value of forward exchange contracts related to balance sheet accounts are insignificant and are included in Other income (expense)—net in the consolidated statements of operations. As of September 30, 2017, the fair value of the forward exchange contracts was not material.

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

There were no outstanding forward exchange contracts as of September 30, 2017. The notional amount of forward exchange contracts to hedge balance sheet accounts December 31, 2016 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2016
CAD	Sell	$2,615

16. RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm were $0.4 million and $0.1 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Expenses for legal services provided by the law firm were $0.9 million and $0.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Amounts due and payable to the law firm were $0.5 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUBSEQUENT EVENT

In October 2017, our board of directors approved a $400.0 million increase to authorized stock repurchases under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $1.0 billion.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic and geopolitical factors on our international sales;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased sales productivity, increased functionality and value in our standalone and bundled subscription service offerings;

•
growing our sales to businesses, service providers and government organizations, the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our internal sales organization;

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

Business Overview

We provide high performance cybersecurity solutions to a wide variety of businesses, service providers and government organizations of all sizes across the globe, including a majority of the 2016 Fortune 100. Our cybersecurity solutions are designed to provide broad, rapid protection against dynamic and sophisticated security threats, while simplifying the information technology (“IT”) and security infrastructure of our end-customers.

The three key areas driving our business are the changing cyber threat landscape, expanding need for regulatory compliance and evolving network security infrastructure, including cloud environments and the internet of things (“IoT”). The cyber threat landscape continues to change at a rapid pace, with network attacks continually morphing into vehicles for malware, such as ransomware, and the challenge of having to comply with a variety of constantly changing regulatory requirements. Our end-customers’ infrastructures are rapidly evolving to leverage new technologies such as on-demand cloud, internet on demand and IoT, and changing web traffic patterns require end-customers to increase the bandwidth available across their network. This expanding threat landscape requires end-customers to increase the scope of their security offerings over an attack surface of technologies and devices with internet access. These three drivers mean end-customers are constantly evaluating the scope of their cybersecurity and upgrades or deployments of new cybersecurity solutions.

The Fortinet Security Fabric has been developed to provide unified security across the entire network, including network core, endpoints, applications, data centers, access and private and public cloud, and is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. It delivers integrated scalability, access control, awareness, security, traffic segmentation, centralized management, visibility and orchestration. The breadth of the Fortinet Security Fabric helps businesses and government agencies actively defend the varied attack surface. The Fortinet Security Fabric is built around an open framework to ensure interoperability and synchronization of intelligence and response, and does so across the distributed network security infrastructure, including both from the cloud and for the cloud. At the core of the Fortinet Security Fabric are our FortiGate physical products and software licenses, which ship with a broad set of security services, including firewall, virtual private network, anti-malware, anti-spam, application control, intrusion prevention, access control, web filtering, traffic and device segmentation and advanced threat protection (“ATP”). Through these security services, our FortiGuard Labs team provides updates using threat research and a global cloud network of data collection and intelligence resources to deliver subscription-based security services to FortiGate appliances and software products. We certify the security effectiveness of our security updates through independent test organizations, such as NSS Labs. Our FortiOS operating system provides the foundation for all FortiGate security functions. The latest enhancements to the FortiOS 5.6 offer end-customers the ability to manage security capabilities across their cloud assets’ and software-defined wireless area networks.

Our customers select the form and deployment method that best meet their specific security requirements, such as a high-speed data center firewall at the network core, a next generation firewall at the edge, an internal segmentation firewall between network zones, a distributed enterprise firewall at branch sites or software- and hardware-based solutions designed for virtualized and cloud environments. Many smaller businesses also tend to deploy unified threat management devices. We derive a substantial majority of product sales from our FortiGate appliances, which range from the FortiGate-20 to -100 series, designed for small businesses (“low-end products”), FortiGate-200 to -900 series for medium-sized businesses (“mid-range products”), to the FortiGate-1000 to -7000 series for large businesses and service providers (“high-end products”). Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to dynamic updates to application control, anti-virus, intrusion prevention, web filtering and anti-spam functionality. End-customers may also purchase FortiManager and FortiAnalyzer products in conjunction with a FortiGate deployment to provide centralized management, analysis and reporting capabilities. FortiSIEM provides organizations with a solution for analyzing and managing network security, performance and compliance standards across our and other vendors’ products. Finally, end-customers may purchase FortiCare technical support services for our products and FortiCare professional services to assist in the design, implementation and maintenance of their networks.

We complement our core FortiGate product line with other products and software that offer additional protection from security threats to other critical areas of the business. These products include our FortiMail email security, FortiSandbox ATP, FortiWeb web application firewall and FortiDDoS security appliances, as well as our FortiClient endpoint security software, FortiSIEM software, FortiAP secure wireless access points and FortiSwitch secure switch connectivity products. Our technology also positions us to deliver security to the cloud and for the cloud. Sales of our cloud-related products and services across public, private and hybrid cloud environments continue to grow faster on a percentage basis than other parts of our business.

Financial Highlights

•
We recorded total revenue of $374.2 million and $1.08 billion in the three and nine months ended September 30, 2017, an increase of 18% and 18%, respectively, compared to the same periods last year. Product revenue was $137.1 million and $415.1 million in the three and nine months ended September 30, 2017, an increase of 7% and 7%, respectively, compared to the same periods last year. Service revenue was $237.1 million and $663.2 million in the three and nine months ended September 30, 2017, an increase of 26% and 27%, respectively, compared to the same period last year.

•
We generated operating income of $33.7 million and $67.6 million in the three and nine months ended September 30, 2017, respectively, compared to operating income of $5.5 million and operating loss of $2.2 million in the three and nine months ended September 30, 2016, respectively.

•	Cash, cash equivalents and investments were $1.52 billion as of September 30, 2017, an increase of $213.1 million, or 16%, from December 31, 2016.

•	Deferred revenue was $1.22 billion as of September 30, 2017, an increase of $183.6 million, or 18%, from December 31, 2016.

•	We generated cash flows from operating activities of $436.9 million in the nine months ended September 30, 2017, an increase of $192.2 million, or 79%, compared to the same period last year.

•
We repurchased 2.4 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”) for an aggregate price of $90.8 million in the three months ended September 30, 2017. During the nine months ended September 30, 2017, we repurchased 3.3 million shares of common stock under the Repurchase Program in open market transactions at an average price of $37.67 per share, for an aggregate purchase price of $124.0 million. In October 2017, our board of directors authorized a $400.0 million increase to the Repurchase Program, bringing the total amount authorized to $1.0 billion through January 31, 2019.

During the three and nine months ended September 30, 2017, our revenue growth was driven by the strength in sales of our FortiGate and non-FortiGate products and the sale of new, and the renewal and upgrade of existing, FortiCare and FortiGuard subscription service contracts. During the three and nine months ended September 30, 2017, our billings growth was driven by sales of FortiGate and non-FortiGate products, and current period renewals and upgrades of FortiCare and FortiGuard subscription service contracts. During the three months ended September 30, 2017, our high-end products, which accounted for 41% of total product billings, reflected a strong sales to large businesses and an increase in large deals. Our mid-range products accounted for 29% of product billings, and our entry-level products accounted for 30% of product billings. In addition, we continue to see a shift in our revenue mix to higher margin services, reflecting our success in driving higher-priced subscription bundles and services. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

During each of the three and nine months ended September 30, 2017, operating expenses as a percentage of revenue decreased by 5%, compared to the same periods last year. The decreases were primarily driven by a reduction in sales and marketing expenses as a percentage of revenue. Headcount increased by 6% to 4,903 employees and contractors as of September 30, 2017, up from 4,619 as of September 30, 2016.

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

Typically, FortiGuard and FortiCare subscription services are purchased along with our physical products and software licenses, most frequently as part of a bundle offering that includes hardware and services functionality. We generally invoice at the time of our sale for the total price of the products and security and technical support services, and the invoice is payable within 30 to 90 days. We also invoice certain software licenses and services on a monthly basis.

We generally recognize product revenue up front, and recognize revenue for the sale of new and the renewal of existing FortiGuard and FortiCare subscription services contracts ratably. We recognize revenue for certain software licenses up front as product revenue and, to a lesser extent, recognize other software licenses over the term of the agreement as services revenue. We recognize the security and support revenue over the service period, which is typically one to three years, but can be as long as five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which has contributed to our positive cash flow from operations.

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

	Three Months Ended Or As Of
	September 30, 2017	September 30, 2016
	(in thousands)
Revenue	$374,217	$316,646
Deferred revenue	$1,218,957	$934,792
Billings (non-GAAP)	$431,703	$347,457
Cash, cash equivalents and investments	$1,523,630	$1,270,650
Net cash provided by operating activities	$162,343	$76,139
Free cash flow (non-GAAP)	$140,590	$70,219

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and FortiCare subscription service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue to be recognized in future periods. Deferred revenue was $1.22 billion as of September 30, 2017, an increase of $183.6 million, or 18%, from December 31, 2016.

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

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Billings:
Revenue	$374,217	$316,646
Add change in deferred revenue	57,486	30,811
Total billings (non-GAAP)	$431,703	$347,457

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

	Three Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$162,343	$76,139
Less purchases of property and equipment	(21,753)	(5,920)
Free cash flow (non-GAAP)	$140,590	$70,219
Net cash used in investing activities	$(28,914)	$(6,798)
Net cash used in financing activities	$(80,772)	$(18,208)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2017, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on March 1, 2017 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

Revenue

	Three Months Ended
	September 30, 2017		September 30, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$137,095	37%	$127,972	40%	$9,123	7%
Service	237,122	63	188,674	60	48,448	26
Total revenue	$374,217	100%	$316,646	100%	$57,571	18%
Revenue by geography:
Americas	$161,153	43%	$133,874	42%	$27,279	20%
Europe, Middle East and Africa	138,335	37	116,967	37	21,368	18
Asia Pacific	74,729	20	65,805	21	8,924	14
Total revenue	$374,217	100%	$316,646	100%	$57,571	18%

Total revenue increased by $57.6 million, or 18%, in the three months ended September 30, 2017 compared to the same period last year. On a geographic basis, we continued to experience global diversification. All three regions experienced revenue growth compared to the same period last year, with the Americas contributing the largest portion of our revenue growth on both an absolute dollar and a percentage basis. Product revenue increased by $9.1 million, or 7%, in the three months ended September 30, 2017 compared to the same period last year. The increase in product revenue was primarily driven by the strength in sales of our FortiGate and non-FortiGate products. Service revenue increased by $48.4 million, or 26%, in the three months ended September 30, 2017 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard and FortiCare subscription services sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We continued to see the shift from product revenue to higher-margin, recurring service revenue, which reflected our success in driving sales of FortiGuard and FortiCare subscription services.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$58,106	$50,267	$7,839	16%
Service	35,543	34,532	1,011	3
Total cost of revenue	$93,649	$84,799	$8,850	10%
Gross margin:
Product	57.6%	60.7%	(3.1)%
Service	85.0	81.7	3.3
Total gross margin	75.0%	73.2%	1.8%

Total gross margin increased by 1.8 percentage points in the three months ended September 30, 2017 compared to the same period last year, driven by higher margin on service revenue. Service gross margin increased by 3.3 percentage points in the three months ended September 30, 2017 as compared to the same period last year. Product gross margin decreased by 3.1 percentage points in the three months ended September 30, 2017 compared to the same period last year. The shift in gross margin was a result of continued growth in the sales of higher-margin subscription bundles and longer duration of service contracts. Total cost of product revenue was comprised primarily of cost of products sold, inventory reserves and other charges. Total cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2017		September 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$53,486	14%	$47,239	15%	$6,247	13%
Sales and marketing	172,361	46	154,831	49	17,530	11
General and administrative	21,025	6	22,006	7	(981)	(4)
Restructuring charges	—	—	2,283	1	(2,283)	(100)
Total operating expenses	$246,872	66%	$226,359	71%	$20,513	9%

Research and development

Research and development expense increased by $6.2 million, or 13%, in the three months ended September 30, 2017 compared to the same period last year, primarily due to an increase of $3.8 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, depreciation, facilities costs and product development expenses, such as third-party testing and prototypes, increased by $2.4 million. We intend to continue to invest in our research and development organization and expect research and development expense to increase in absolute dollars during the remainder of 2017.
Sales and marketing

Sales and marketing expense increased by $17.5 million, or 11%, in the three months ended September 30, 2017 compared to the same period last year, primarily due to an increase of $14.0 million in personnel costs, including an increase in stock-based compensation expense of $2.2 million. Marketing-related expenses increased by $2.9 million as we invested in marketing to drive broader market awareness, build lead generation programs and accelerate pipeline. In addition, depreciation expense and other occupancy-related expense increased by $0.8 million. As a percentage of total revenue, sales and marketing expense decreased as revenue grew at a higher pace compared to personnel costs. The decrease in personnel costs as a percentage of total revenue resulted from lower sales commissions, slower hiring and attrition. We intend to continue to invest in our sales resources and infrastructure and marketing, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2017.

General and administrative

General and administrative expense decreased by $1.0 million, or 4%, in the three months ended September 30, 2017 compared to the same period last year, primarily due to lower third-party costs of $4.1 million due to the substantial completion of our enterprise resource planning (“ERP”) system implementation in 2016. The decrease in expense was partially offset by an increase in personnel costs and costs to implement a new revenue recognition system increased by $3.7 million. As a percentage of total revenue, general and administrative costs decreased to 6% in the three months ended September 30, 2017 from 7% in the three months ended September 30, 2016. We expect general and administrative expense to increase in absolute dollars during the remainder of 2017 as we continue to implement the new revenue recognition standard.

Operating margin

We generated operating income of $33.7 million in the three months ended September 30, 2017, an increase of $28.2 million, or 514%, compared to operating income of $5.5 million in the same period last year. The improvement in operating margin was primarily due to the improvement in gross margin, and the decline in sales and marketing and general and administrative expenses as a percentage of total revenue. As a percentage of total revenue, sales and marketing expenses decreased to 46% in the three months ended September 30, 2017 from 49% in the same period last year. In addition, as a percentage of total revenue, general and administrative expenses decreased to 6% in the three months ended September 30, 2017 from 7% in the same period last year.

Interest income and other income (expense)—net

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
	(in thousands, except percentages)
Interest income	$3,866	$1,888	$1,978	105%
Other income (expense)—net	344	(787)	1,131	(144)

Interest income increased by $2.0 million, or 105%, in the three months ended September 30, 2017 as compared to the same period last year primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other income (expense)—net consisted primarily of foreign exchange and related hedging gains and losses. The increase in other income (expense)—net in the three months ended September 30, 2017 as compared to the same period last year was the result of foreign currency exchange gains in the three months ended September 30, 2017, compared to foreign currency exchange losses in the three months ended September 30, 2016.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2017	September 30, 2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$11,296	$298	$10,998	*
Effective tax rate (%)	30%	5%	25%	—
* not meaningful

Our effective tax rate was 30% in the three months ended September 30, 2017, compared to an effective tax rate of 5% in the same period last year. The effective tax rates in the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rates in the three months ended September 30, 2017 and 2016 were impacted by excess tax benefits of $1.8 million and $2.5 million, respectively, from stock-based compensation. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as the excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

Nine Months Ended September 30, 2017 and September 30, 2016

Revenue

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$415,053	38%	$389,185	43%	$25,868	7%
Service	663,209	62	523,428	57	139,781	27
Total revenue	$1,078,262	100%	$912,613	100%	$165,649	18%
Revenue by geography:
Americas	$468,230	43%	$386,566	42%	$81,664	21%
Europe, Middle East and Africa	394,214	37	336,911	37	57,303	17
Asia Pacific	215,818	20	189,136	21	26,682	14
Total revenue	$1,078,262	100%	$912,613	100%	$165,649	18%

Total revenue increased by $165.6 million, or 18%, in the nine months ended September 30, 2017 compared to the same period last year. All three regions experienced revenue growth compared to the same period last year, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis. Product revenue increased by $25.9 million, or 7%, in the nine months ended September 30, 2017 compared to the same period last year. The increase in product revenue was primarily driven by greater sales in our FortiGate and non-FortiGate products, as well as growth in other product lines.

Service revenue increased by $139.8 million, or 27%, in the nine months ended September 30, 2017 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard and FortiCare subscription services sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.We continued to see the shift from product revenue to higher-margin, recurring service revenue, which reflected our success in driving sales of subscriptions.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$174,190	$152,368	$21,822	14%
Service	105,675	94,578	11,097	12
Total cost of revenue	$279,865	$246,946	$32,919	13%
Gross margin (%):
Product	58.0%	60.8%	(2.8)%
Service	84.1	81.9	2.2
Total gross margin	74.0%	72.9%	1.1%

Total gross margin increased by 1.1 percentage points in the nine months ended September 30, 2017 compared to the same period last year driven by higher margin on service revenue. Service gross margin increased by 2.2 percentage points in the nine months ended September 30, 2017 as compared to the same period last year. Product gross margin decreased by 2.8 percentage points in the nine months ended September 30, 2017 compared to the same period last year. The shift in gross margin was a result of continued growth in the sales of higher-margin subscription bundles and a longer average duration of service contracts. Total cost of product revenue was comprised primarily of cost of products sold, inventory reserves and other charges. Total cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2017		September 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$155,840	14%	$137,495	15%	$18,345	13%
Sales and marketing	509,098	47	463,628	51	45,470	10
General and administrative	65,513	6	63,629	7	1,884	3
Restructuring charges	340	—	3,164	—	(2,824)	(89)
Total operating expenses	$730,791	68%	$667,916	73%	$62,875	9%

Research and development

Research and development expense increased by $18.3 million, or 13%, in the nine months ended September 30, 2017 compared to the same period last year primarily due to an increase of $12.5 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, product development costs, such as third-party testing and prototypes, increased by $3.5 million, and depreciation expense and other occupancy-related costs increased by $2.2 million.

Sales and marketing

Sales and marketing expense increased by $45.5 million, or 10%, in the nine months ended September 30, 2017 compared to the same period last year, primarily due to an increase of $37.9 million in personnel costs, including an increase in stock-based compensation expense of $8.2 million. Depreciation expense and other occupancy-related expense increased by $4.8 million. Amortization expense increased by $1.3 million related to intangible assets acquired from AccelOps. In addition, marketing-related expenses increased by $1.3 million as we invested in marketing to drive broader market awareness, build lead generation and accelerate pipeline. As a percentage of total revenue, sales and marketing expense decreased as revenue grew at a higher pace compared to personnel costs. The decrease in personnel costs as a percentage of total revenue resulted from lower sales commissions, slower hiring and attrition.

General and administrative

General and administrative expense increased by $1.9 million, or 3%, in the nine months ended September 30, 2017 compared to the same period last year, consisting primarily of an increase in other professional fees of $7.9 million that was mostly due to third-party costs related to implementing the new revenue recognition standard and an increase of $6.5 million in personnel costs as we continued to increase headcount. In addition, litigation settlement costs increased by $1.7 million. These increases were partially offset by lower third-party costs of $13.4 million primarily related to the substantial completion of our new ERP system implementation. As a percentage of total revenue, general and administrative costs decreased to 6% in the nine months ended September 30, 2017 from 7% in the same period last year.

Operating margin

We generated operating income of $67.6 million in the nine months ended September 30, 2017, an increase of $69.9 million, compared to operating loss of $2.2 million in the nine months ended September 30, 2016, respectively. The improvement in operating margin was primarily due to the increase in gross margin of 1.1 percentage points and the decline in sales and marketing and general and administrative expenses as a percentage of total revenue. As a percentage of total revenue, sales and marketing expenses decreased to 47% in the nine months ended September 30, 2017 from 51% in the same period last year. As a percentage of total revenue, general and administrative costs decreased to 6% in the nine months ended September 30, 2017 from 7% in the same period last year.

Interest income and other income (expense)—net

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
	(in thousands, except percentages)
Interest income	$9,421	$5,339	$4,082	76%
Other income (expense)—net	1,889	(3,449)	5,338	(155)

Interest income increased by $4.1 million, or 76%, in the nine months ended September 30, 2017 compared to the same period last year due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Other income (expense)—net consisted primarily of foreign exchange and related hedging gains and losses. The increase in other income (expense)—net in the nine months ended September 30, 2017 when compared to the same period last year was the result of foreign currency exchange gains in the nine months ended September 30, 2017, compared to foreign currency exchange losses in the nine months ended September 30, 2016.

Provision for (benefit from) income taxes

	Nine Months Ended		Change	% Change
	September 30, 2017	September 30, 2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$18,556	$(7,380)	$25,936	*
Effective tax rate (%)	24%	2,053%	*	*
* not meaningful

Our effective tax rate was 24% in the nine months ended September 30, 2017, compared with an effective tax rate of 2,053% in the same period last year. The effective tax rates in the periods presented are comprised of U.S. federal and state taxes, excess tax benefits from stock-based compensation, withholding taxes and foreign income taxes. The tax rate in the nine months ended September 30, 2017 and 2016 were impacted by excess tax benefits of $11.4 million and $8.7 million, respectively, from stock-based compensation.

Liquidity and Capital Resources

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$905,794	$709,003
Investments	617,836	601,505
Total cash, cash equivalents and investments	$1,523,630	$1,310,508
Working capital	$740,012	$709,276

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Cash provided by operating activities	$436,863	$244,671
Cash used in investing activities	(142,083)	(76,215)
Cash used in financing activities	(97,989)	(64,220)
Net increase in cash and cash equivalents	$196,791	$104,236

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our employee stock purchase plan (the “ESPP”), payment of taxes in connection with the net settlement of equity awards and business acquisitions. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the exercise of stock options. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units (“RSUs”) granted versus stock options and also to vary based on our share price. As of September 30, 2017, $365.2 million remained available for future share repurchase under the Repurchase Program. In October 2017, our board of directors approved a $400.0 million increase to the Repurchase Program, bringing the total amount authorized to be repurchased to $1.0 billion through January 31, 2019.

The total capital expenditures for real estate purchases in 2017 is currently expected to be approximately $110.0 million, including the $84.8 million we spent on the purchase of two buildings in Burnaby, Canada in April 2017. We currently expect to spend $120.0 million total in 2018 and 2019 to build out our headquarters in Sunnyvale, California. The specific timing of the 2018 and 2019 expenditures is yet to be determined.

As of September 30, 2017, our cash, cash equivalents and investments of $1.52 billion were invested primarily in corporate debt securities, commercial paper, term deposits, U.S. government and agency securities and municipal bonds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of September 30, 2017, $773.0 million of our cash and investments were held by our international subsidiaries and are therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, most of it would be subject to U.S. federal income tax that would be partially offset by foreign tax credits. We do not enter into investments for trading or speculative purposes.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities, including deferred revenue. Non-cash adjustments consist primarily of stock-based compensation, depreciation of property and equipment and amortization of intangible assets.

Our operating activities during the nine months ended September 30, 2017 provided $436.9 million in cash as a result of our continued growth in the sales of FortiGuard and FortiCare subscription services, as well as product sales, and the ability to successfully manage our working capital. The increase in sales of our FortiGuard and FortiCare subscription services to new and existing customers was reflected in the increase in our deferred revenue. We continued to see the shift from product revenue to higher-margin, recurring service revenue.

Our operating activities during the nine months ended September 30, 2016 provided $244.7 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and FortiCare subscription services to new and existing customers, as reflected by an increase in our deferred revenue.

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

During the nine months ended September 30, 2017, cash used in investing activities was primarily due to the $121.6 million we spent on capital expenditures, including the purchase of $84.8 million in real estate in Burnaby, Canada in April 2017. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $20.4 million.

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

Financing Activities

The changes in cash flows from financing activities primarily relate to our repurchase of common stock and proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards.

During the nine months ended September 30, 2017, cash used in financing activities was $98.0 million, primarily due to $124.0 million used to repurchase our common stock. This was partially offset by $26.0 million proceeds from the issuance of common stock, net of tax withholding.

During the nine months ended September 30, 2016, cash used for financing activities was $64.2 million, primarily due to $75.0 million used to repurchase our common stock. This was partially offset by $12.4 million of proceeds from the issuance of common stock, net of taxes paid.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2017 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2017 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the effectiveness of our sales organization, generally or in a particular geographic region, the time it takes for our sales personnel to reach productivity and our ability to hire and retain sales personnel;

•	the seasonal buying patterns of our end-customers;

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•
the timing of revenue recognition for our sales, which may be affected by both the mix of sales by our “sell-in” versus our “sell-through” channel partners, and the accuracy of point-of-sale reporting by our “sell-through” channel partners;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•	changes in the growth rate of the network security market;

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

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities and our failure for any reason to continue to capitalize on growth opportunities and due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

We rely significantly on revenue from FortiGuard and FortiCare subscription services which may decline, and because we recognize revenue from FortiGuard and FortiCare subscription services over the term of the relevant service period, downturns or upturns in sales of FortiGuard and FortiCare subscription services are not immediately reflected in full in our operating results.

Our FortiGuard and FortiCare subscription services revenue have historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and FortiCare subscription service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing FortiGuard and FortiCare subscription service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and FortiCare subscription services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and FortiCare subscription services revenue monthly over the term of the relevant service period, which is typically from one to three years, and in some instances has been as long as five years. As a result, much of the FortiGuard and FortiCare subscription services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and FortiCare subscription services entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and FortiCare subscription services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and FortiCare subscription services is not reflected in full in our statements of operations until future periods. Our FortiGuard and FortiCare subscription services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’ sales in certain countries outside of the United States;

•
costs of complying with, and the risks and costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (which will be implemented by the European Union in May 2018), import and export control laws, tariffs, trade barriers and economic sanctions;

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

An important part of our growth strategy is to increase sales of our products to large and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized businesses, our sales volume varies by quarter. Such sales are often for a longer contract term or may be at higher discount levels. We also have experienced less traction selling to certain government organizations and service providers, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

•
increased competition from competitors that traditionally target large and medium-sized businesses, service providers and government organizations and that may already have purchase commitments from those end-customers;

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

Large and medium-sized businesses, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, product purchases by large and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized businesses, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. For example, on average over the past eight quarters, our billings during the last two weeks have accounted for 37% of aggregate billings for each quarter. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large businesses, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or if our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, or if we experience turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken, it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. In July 2017, Exclusive Networks Group (“Exclusive”) acquired Fine Tec U.S. The two channel partners together accounted for 31% of our total net accounts receivable as of September 30, 2017. Exclusive and Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers, accounted for 29% and 11% of our total revenue, respectively, during the three months ended September 30, 2017. During the nine months ended September 30, 2017, Exclusive and Ingram Micro accounted for 23% and 10% of our total revenue, respectively. During the three months ended September 30, 2016, Exclusive and Ingram Micro, accounted for 19% and 10% of our total revenue, respectively. During the nine months ended September 30, 2016, Exclusive accounted for 19% of our total revenue. In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited.

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

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the Internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third-party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•	the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•	the loss of existing or potential end-customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity and harm to our reputation; and

•	litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

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

In July 2016, we implemented a new ERP system. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results and otherwise operate our business. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP system, leading to additional costs. We may also discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we are currently implementing new systems to comply with the new revenue recognition standard and the related changes in accounting for commission. Our operating results may be adversely affected if these upgrades are delayed or if the upgraded systems do not function as intended or is not sufficient to meet with our revenue recognition and commissions accounting requirements.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, in connection with adopting and implementing the new revenue accounting standard, management will make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new standard. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes and litigation and settlement costs.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Micro-Star International Co., Ltd., Wistron Corporation, Flex Ltd., Senao Networks, Inc., ADLINK Technology, Inc. and a number of manufacturers located in Taiwan and other countries outside the U.S. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Our proprietary SPU, which is the key to the performance of our appliances, are built by contract manufacturers including Faraday Technology Corporation, MegaChips Corporation and Renesas Electronics Corporation (“Renesas”). These contract manufacturers use foundries operated by United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company Limited or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could reject orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long term inventory shortages of our SPU as well as increased costs. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby and Ottawa. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. In addition, our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

Our antivirus and our intrusion prevention services may falsely detect, report and act on viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our anti-spam and anti-malware services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

If our internal network system or our website is compromised, public perception of our products and services will be harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, and third parties may attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard and FortiCare subscription services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service provider or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

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

The Organisation for Economic Co-operation and Development (the “OECD”) has been working on a Base Erosion and Profit Sharing Project. As part of this project, the OECD issued in 2015, and continues to issue, guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For any possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP system, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time consuming research and development processes. For example, we enter into development agreements with third parties. If our contract development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for contract development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing and releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

Moreover, business models based on software-as-a-service (“SaaS”) and infrastructure-as-a-service (“IaaS”), both of which are hosted or cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS or IaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS or IaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS and IaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS or IaaS model, we may lose customers to competitors.

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

Sales of many of our products depend on increased demand for incorporating broad security functionality in one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small- and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large businesses, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure,” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”) FireEye, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), McAfee, Inc., Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc, Symantec Corporation and Trend Micro Incorporated.

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

We also rely on technologies licensed from third parties in order to operate functions of our business. If any of these third parties allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses, we may need to pay additional fees or obtain new licenses, and such licenses may not be available on terms acceptable to us or at all. In either case, or if we were required to redesign our internal operations to function with new technologies, our business, results of operations and financial condition could be harmed.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition and equity investment valuation (which are effective for us beginning on January 1, 2018) and accounting for leases, as well as the significant costs that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements. Additionally, in connection with adopting and implementing the new revenue recognition accounting standard, management will make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, the new equity investment valuation standard, which requires most equity investments to be measured at fair value (with subsequent changes in fair value recognized in net income), may increase the volatility of our earnings.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2017, the closing price of our common stock ranged from $30.12 to $41.10 per share.

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

Share repurchases under the Repurchase Program could increase the volatility of the trading price of our common stock and could diminish our cash reserves.

In October 2017, our board of directors recently authorized a $400.0 million increase to the Repurchase Program, bringing the total amount currently authorized to be repurchased to $1.0 billion through January 31, 2019. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase Program

The following table provides information with respect to the shares of common stock that we repurchased in the three months ended September 30, 2017 (in thousands, except number of share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 - July 31, 2017	182,105	$37.13	182,105	$449,256
August 1 - August 31, 2017	1,452,592	$36.84	1,452,592	$395,737
September 1 - September 30, 2017	807,060	$37.82	807,060	$365,216

In October 2017, our board of directors approved a $400.0 million increase to the Repurchase Program, bringing the amount authorized to be repurchased to $1.0 billion.

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

Date: November 1, 2017

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