Form 10-K
period 2017-12-31
FORTINET INC
filed 2018-02-26
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $4,597,906,585 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2018, there were 168,024,163 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

Part I

ITEM 1.    Business

Overview

Fortinet is a global leader in broad, automated and integrated cybersecurity solutions. We provide high performance cybersecurity solutions to a wide variety of businesses, such as carriers, data centers, enterprises and distributed offices, including a majority of the Fortune 100 companies. Our cybersecurity solutions are designed to provide broad, automated and integrated protection against dynamic and sophisticated security threats, while simplifying the information technology (“IT”) and security infrastructure of our end-customers.

We have four current focus areas for our business.

•
Core Business (FortiGate)—We derive a majority of product sales from our FortiGate appliances. Our FortiGate appliances include the FortiGate-20 to -100 series, designed for small businesses and enterprises with distributed offices (“low-end products”), the FortiGate-200 to -900 series for medium-sized businesses (“mid-range products”) and the FortiGate-1000 to -7000 series for large businesses and service providers (“high-end products”). In February 2018, we launched the new FortiGate 6000 series, which is built upon a new hardware process and architecture that delivers over 100 gigabytes of advanced threat protection and secure sockets layer (“SSL”) inspection to handle the volume of traffic driven by increased adoption of the cloud.

Our FortiOS operating system provides the foundation for all FortiGate security functions and offers end-customers the ability to manage security capabilities across their cloud assets and software-defined wireless area networks. Our network security platform also includes our FortiGuard security subscription services, which end-customers can subscribe to in order to obtain access to updates to application control, anti-virus, intrusion prevention, web filtering and anti-spam functionality. End-customers may also purchase FortiCare technical support services for our products and FortiCare professional services to assist in the design, implementation and maintenance of their networks. We complement our core FortiGate product line with other products and software that offer additional protection from security threats to other critical areas of the business.

•
Fortinet Security Fabric—We developed the Fortinet Security Fabric to provide unified security across the entire digital attack surface, including network core, endpoints, applications, data centers, access and private and public cloud. The Fortinet Security Fabric is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. It delivers integrated scalability, access control, awareness, security, traffic segmentation, centralized management, visibility and orchestration. The breadth of the Fortinet Security Fabric helps businesses and government agencies defend the expanding attack surface.

At the core of the Fortinet Security Fabric are our FortiGate hardware products and software, which include a broad set of security services, including firewall, virtual private network, anti-malware, anti-spam, application control, intrusion prevention, access control, web filtering, traffic and device segmentation and advanced threat protection (“ATP”). Through these security services, our FortiGuard Labs team provides updates using threat research and a global cloud network of data collection and intelligence resources to deliver subscription-based security services to FortiGate appliances and software products.

We continue to expand the adoption of the Fortinet Security Fabric to third-party solution providers. In 2017, we welcomed 18 new partners to our Fabric-Ready partner program, including Intel, Amazon Web Services and Microsoft. Our Fabric-ready program consisted of 37 ecosystem partners as of February 3, 2018. Billings for non-FortiGate products and services increased in 2017.

•
Fortinet Cloud Security—Our technology positions us to deliver security to the cloud and for the cloud. We help our customers secure their cloud implementations by offering integration, visibility and automation across multi-cloud and hybrid deployments. We have a variety of software products designed to extend traditional network security protection into the cloud as standalone solutions, or as part of our distributed Security Fabric architecture. Our FortiCASB extends the core capabilities of our security fabric architecture to provide businesses the same level of cybersecurity and threat intelligence in cloud environments as they do on their physical networks. The Fortinet cloud security is available across all major cloud providers, including Microsoft Azure, Amazon Web Services, Google Cloud, IBM Cloud and Oracle Cloud.

•
Internet of Things (“IoT”) and Operational Technology Security (“OT”)—The emergence of the IoT has created an environment where data moves freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making it difficult to consistently track and secure. We are continuing to extend broad security to these IoT and OT environments. Our products enable critical infrastructure and industrial organizations to deliver advanced segmentation, access control and malware protection needed to unify their security architecture and defend their OT networks regardless of the operating environment.

During our year ended December 31, 2017, we generated total revenue of $1.49 billion and net income of $31.4 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2017 and 2016 and our consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 31, 2017, 2016 and 2015.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road,
Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary SPU hardware architecture, FortiOS operating system and associated security and networking functions combine to form the Fortinet Security Fabric. This approach to security ties together discrete security solutions into an integrated whole, which enables our products to perform security processing for networks with high throughput requirements across a broad threat landscape.

SPU

Our proprietary SPU consists of Application-Specific Integrated Circuits (“ASICs”) consisting of three main lines of processors: (i) the Content Processor (“SPU CP”), (ii) the Network Processor (“SPU NP”) and (iii) the System-on-a-Chip (“SPU SOC”). Our proprietary ASICs are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, network address translation, IPS threat detection and encryption. This architecture provides the flexibility of implementing accelerated processing of new threat detection without requiring a new ASIC. The SPU CP is currently included in most of our entry-level and all of our mid-range and high-end FortiGate appliances. The SPU NP is currently included in some of our mid-range and high-end FortiGate appliances, delivering additional accelerated firewall and VPN performance. Entry-level FortiGate products often use the SPU SOC2 or SPU SOC3 to provide the necessary acceleration at this level. Mid-range FortiGate products use a central processing unit (“CPU”) and include the SPU NP and SPU CP hardware acceleration. The high-end FortiGate products use multiple CPUs, SPU CPs and SPU NPs.

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

Key high-level functions and capabilities of FortiOS include:

•	key enablement for the Fortinet Security Fabric architecture;

•	allowing for FortiGate appliances to be configured into different security environments such as our Internal Network Firewall, NGFW and DCFW;

•	configuration of the physical aspects of the appliance such as ports, onboard Wi-Fi and switching;

•	extending the Fortinet Security Fabric by directly managing FortiSwitch and FortiAP devices;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	implementation of security updates from our FortiGuard distribution network, delivering ATP, such as IPS, antivirus and application control;

•	access to cloud-based web and email filtering databases;

•	direct integration with both cloud and on premises FortiSandbox technology;

•	security policy objects and enforcement;

•	data leak prevention and document finger printing; and

•	real-time reporting and logging.

FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as network address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, which can provide support for multiple customers on a single device or FortiOS instance. FortiOS also provides capabilities for logging of traffic for forensic analysis purposes that are particularly important for regulatory compliance initiatives like payment card industry data security standard. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching. These features enable administrators to set the appropriate configurations and policies that meet their infrastructure needs. We make updates to FortiOS available through our FortiCare technical support services.

Products

Our core product offerings consist of our FortiGate product family, along with our non-FortiGate products, all of which may be purchased to complement commercial and enterprise deployments. Our FortiGate hardware and software licenses are sold with a set of broad security services. These security services are enabled by FortiGuard which provides extensive threat research and artificial intelligence capabilities from a global cloud network to deliver protection services to each FortiGate appliance. Our non-FortiGate products include the Fortinet Security Fabric (such as FortiSandbox, FortiSIEM and FortiManager), cloud security products (such as Fabric virtual machines and cloud services) and other products.

FortiGate

Our flagship FortiGate hardware appliances and software offer a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. All FortiGate models run on our FortiOS operating system. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides central management architecture for thousands of FortiGate hardware appliance and software licenses across a range of hypervisor platforms.

By combining multiple network security functions in our purpose-built security platform, the FortiGate appliances provide broad, high-quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

Typically, all FortiGate hardware appliances include our SPUs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -100 series models are designed for perimeter protection for small- to medium-sized businesses and enterprises with distributed offices. The FortiGate-200 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -7000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprises.

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

FortiSwitch

Our FortiSwitch product family provides secure switching solutions. It can be deployed in traditional network switching designs with layer 2 and layer 3 access control features. FortiSwitch is part of Fortinet’s Security Fabric solution. FortiSwitch within Fortinet Security Fabric creates a scalable and secure access layer on which customers depend for connecting their end devices, such as computers and laptops, as well as an expanding field of IoT devices.

Fortinet Management and Analysis Products

Our FortiManager and FortiAnalyzer hardware and software products are typically sold in conjunction with most commercial and enterprise deployments.

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

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection and prevention capabilities to end-customers worldwide as new threats evolve. Our FortiGuard Labs global threat research team identifies emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. End-customers purchase FortiGuard security subscription services in advance, typically with terms of one or more years, to obtain access to regular updates for application control, antivirus, intrusion prevention, web filtering and anti-spam functions for our FortiGate products; antivirus, web filtering and VPN functions for our FortiClient software; antivirus and anti-spam functions for our FortiMail products; vulnerability management for our FortiGate, FortiAnalyzer and FortiMonitor products; database functions for our FortiDB appliance; web functions for our FortiWeb appliances; and ATP for our FortiSandbox on premise and cloud products. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare services portfolio includes technical support and extended product warranty. For our standard technical support, our channel partners may provide first-level support to the end-customer. We also provide first-level support to our end-customers, as well as second- and third-level support as appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week through regional technical support centers located worldwide. In addition to our appliance technical support services, we offer a range of advanced services, including premium support and professional services.

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

Our professional services consultants help in the design of deployments of our products and work closely with end-customer engineers, managers and other project team members to implement our products according to design, utilizing network analysis tools, traffic simulation software and scripts.

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program, Network Security Expert, to help ensure an understanding of our products and services.

Customers

We typically sell our security solutions to channel partners, who in turn sell to end-customers of various sizes and, at times, we also sell directly to end-customers. Our end-customers include small and medium-sized businesses, large enterprises and government organizations across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare. An end-customer deployment may involve one of our appliances or thousands, depending on our end-customer’s size and security requirements. We also offer access to our products via the cloud through certain cloud providers such as Amazon Web Services and Microsoft Azure. Many of our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. For information regarding our geographic revenue based on billing address, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

One distributor, Exclusive Networks Group (“Exclusive”), which distributed our solutions to a large group of resellers and end-customers, accounted for 18%, 20% and 25% of total revenue during 2015, 2016 and 2017, respectively. In July 2017, Exclusive acquired the U.S. division of Fine Tec Computers (“Fine Tec U.S.”). Fine Tec U.S.’s revenue has been combined with Exclusive’s from the date of acquisition. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future.

Sales and Marketing

We primarily sell our products and services through a distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who, in turn, sell to our end-customers. In certain cases, we sell directly to government-focused resellers, as well as to large service providers and financial institutions who have large purchasing power and unique customer deployment demands. We work with many technology distributors, including Exclusive, Ingram Micro Inc., Westcon and Tech Data.

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

In 2017, we continued to invest in sales and marketing, particularly in the enterprise market where enterprise customers tend to have a higher lifetime value. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Micro-Star International Co., Wistron Corporation, Flextronics International Ltd, Senao Networks, Inc., Adlink Technology, Inc. and a number of manufacturers located in Taiwan and other countries outside the United States. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are the key to the performance of our appliances, are built by contract manufacturers including Faraday Technology Corporation (“Faraday”), Kawasaki Microelectronics America, Inc. and Renesas Electronics Corporation (“Renesas”). These contract manufacturers use foundries operated by either United Microelectronics Corporation (“UMC”) or Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), or their own foundry, such as Renesas’ fab.

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

Research and Development

We focus our research and development efforts on developing new products and services, and adding new features to existing products and services. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including the identification of market demand for new products, product selection, timely implementation of product design and development, product performance, effective manufacturing and assembly processes and sales and marketing. Our research and development expense was $210.6 million, $183.1 million and $158.1 million in 2017, 2016 and 2015, respectively.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2017, we had 467 issued U.S.- and foreign-issued patents and 291 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

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

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc. (“FireEye”), Forcepoint LLC (“Forcepoint”), Imperva, Inc. (“Imperva”), Juniper Networks, Inc. (“Juniper”), McAfee, LLC. (“McAfee”), Palo Alto Networks, Inc. (“Palo Alto Networks”), Proofpoint, Inc. (“Proofpoint”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”), Symantec Corporation (“Symantec”) and Trend Micro Incorporated (“Trend Micro”).

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

Employees

As of December 31, 2017, our total headcount was 5,066 employees and contractors. None of our U.S. employees are represented by a labor union; however, our employees in certain European countries have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•	our ability to attract and retain new end-customers or sell additional products and subscriptions to our existing end-customers;

•	the level of demand for our products and services, which may render forecasts inaccurate;

•	the timing of channel partner and end-customer orders, and our reliance on a concentration of shipments at the end of each quarter;

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

•
the effectiveness of our sales organization, generally or in a particular geographic region, the time it takes to hire sales personnel and the timing of hiring, and our ability to retain, sales personnel;

•	the seasonal buying patterns of our end-customers;

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•	the timing of revenue recognition for our sales;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•	changes in the growth rate of the network security market;

•
the timing and success of new product and service introductions or enhancements by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners or end-customers;

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

•	price competition and increased competitiveness in our market;

•	our ability to both increase revenues and manage and control operating expenses in order to improve our operating margins;

•	changes in customer renewal rates for our services;

•	changes in the payment terms of services contracts or the length of services contracts sold;

•	changes in our estimated annual effective tax rates;

•
changes in circumstances and challenges in business conditions, including decreased demand, which may negatively impact our channel partners’ ability to sell the current inventory they hold and negatively impact their future purchases of products from us;

•	increased demand for cloud-based services and the uncertainty associated with transitioning to providing such services;

•	increased expenses, unforeseen liabilities or write-downs and any impact on results of operations from any acquisition consummated;

•	our channel partners having insufficient financial resources to withstand changes and challenges in business conditions;

•	disruptions in our channel or termination of our relationship with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;

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

We rely significantly on revenue from FortiGuard security subscription and FortiCare technical support services, and revenue from these services may decline or fluctuate. Because we recognize revenue from these services over the term of the relevant service period, downturns or upturns in sales of FortiGuard security subscription and FortiCare technical support services are not immediately reflected in full in our operating results.

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, to a lesser extent, five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts and accounts receivable collection, including longer collection periods;

•	longer sales processes for larger deals, particularly during the summer months;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•
protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’s sales in certain countries outside of the United States;

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

An important part of our growth strategy is to increase sales of our products to large and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized businesses, our sales volume varies by quarter. Such sales are often for a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chief Executive Officer and Chairman or Michael Xie, our Co-Founder, President and Chief Technology Officer, or of any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. In February 2018, we underwent a transition in senior management as Drew Del Matto resigned as our Chief Financial Officer and Keith Jensen was appointed as our Interim Chief Financial Officer. The loss of the services or the distraction of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Although we have a channel sales model, members of our sales organization often engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. For example, we realigned our sales organization in early 2016 and it has taken more time than we expected to ramp up the productivity of our realigned sales organization. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

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

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive, which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. The two channel partners together accounted for 35% of our total net accounts receivable as of December 31, 2017 and 25% of our total revenue during 2017. In the fourth quarter of 2017, the combined Exclusive/Fine Tec U.S. entity accounted for 30% of our total revenue. During 2015 and 2016, Exclusive accounted for 18% and 20% of our total revenue, respectively.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology and subscriptions, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, could adversely affect the market’s perception of our security products and services and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

We have expanded our office real estate holdings to meet our projected growing need for office space. We purchased office buildings in Ottawa and Burnaby, Canada in 2017, and we have purchased various small buildings adjacent to our Sunnyvale headquarters as we expand our headquarters in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

We may experience difficulties maintaining and expanding our ERP and CRM systems.

The maintenance of our ERP and CRM systems has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP and CRM systems, leading to additional costs. We may also discover deficiencies in our design or maintenance of the ERP or CRM systems that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we recently implemented new systems to comply with the new revenue recognition standard and may further expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our revenue recognition accounting requirements.

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

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers, and third-party manufacturing cost increases could result in lower gross margins and free cash flow.

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Micro-Star International Co., Ltd., Wistron Corporation, Flex Ltd., Senao Networks, Inc., ADLINK Technology, Inc. and a number of manufacturers located in Taiwan and other countries outside the United States. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, quality problems or strike or other labor disruption at one of our manufacturing partners or locations or at shipping ports or locations, would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

Our proprietary SPU, which is the key to the performance of our appliances, is built by contract manufacturers including Faraday, MegaChips Corporation and Renesas. These contract manufacturers use foundries operated by UMC, TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could reject orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary or long-term inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, cause loss of sales and customers or increase component costs resulting in lower gross margins and free cash flow.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of CPUs from Intel, network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, OCZ, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Canadian dollar and, to a lesser extent, the British pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby, Canada. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

For example, with respect to data privacy, in April 2016, the European Parliament approved the General Data Protection Regulation (the “GDPR”), which will come into effect in May 2018 and supersede current EU data protection regulations. The GDPR will impose stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results. Any noncompliance with the GDPR, whether perceived or actual, could also adversely impact our operating results.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act. The DOJ continues to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects. See Part I, Item 3 of this Annual Report on Form 10-K for more information on our legal proceedings.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, and may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits (e.g. for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury, cadmium and certain plastic additives in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible this exemption will be revoked in the future. Additionally, although we have filed for an extension, it is possible that this exemption may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Our FortiGuard security subscription services may falsely detect, report and act on viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our FortiGuard security subscription services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	earnings being lower than anticipated in countries that have lower tax rates or higher than anticipated in countries that have higher tax rates;

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	transfer pricing adjustments;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense, write-offs of acquired in-process research and development and impairment of goodwill;

•	tax costs related to intercompany realignments;

•
tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our provision for income taxes for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles;

•	court decisions, tax rulings and interpretations of tax laws, and regulations by international, federal or local governmental authorities; or

•	changes in tax laws and regulations.

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

In addition, we have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. Tax authorities in France are currently examining the inter-company relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In April 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system and imposing a one-time deemed repatriation tax on cumulative undistributed foreign earnings, for which we have not previously recognized U.S. income taxes. Given the timing, scope and magnitude of the changes enacted by the 2017 Tax Act, along with ongoing implementation efforts, guidance and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in Note 12 to the consolidated financial statements that have been reported as provisional, or where no estimate of the impact was provided as a result of us not having the necessary information, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in the fourth quarter of 2017, we provisionally recorded a $47.9 million expense on the remeasurement of deferred tax assets due to the reduction of the federal corporate income tax rate, and a $15.2 million expense for the one-time transition tax on the deemed repatriation related to the 2017 Tax Act. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

The Organisation for Economic Co-operation and Development (the “OECD”) has been working on a Base Erosion and Profit Sharing Project, commonly known as BEPS. As part of this project, the OECD has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For any possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders or the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Moreover, business models based on software-as-a-service (“SaaS”) and infrastructure-as-a-service (“IaaS”), both of which are hosted or cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS or IaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS or IaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS and IaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS or IaaS model, we may lose customers to competitors.

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

Sales of many of our products depend on increased demand for incorporating broad security functionality into one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large businesses, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure,” could significantly increase these concerns and perceptions and may harm our business and results of operations.

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Check Point, Cisco, F5 Networks, FireEye, Forcepoint, Imperva, Juniper, McAfee, Palo Alto Networks, Proofpoint, SonicWALL, Sophos, Symantec and Trend Micro.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also offer point solutions, fabric and/or cloud security services that compete with some of the features present in our platform. They may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License, the BSD License, the Apache License, the MIT X License and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. They have also asserted such claims against our end-customers or channel partners whom we may indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

We have several ongoing patent lawsuits, several non-practicing entity patent holding companies have sent us letters proposing that we license certain of their patents and organizations have sent letters demanding that we provide indemnification for patent claims. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2017, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2018 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition, equity investment valuation (which became effective for us beginning on January 1, 2018) and accounting for leases (which will become effective for us on January 1, 2019), as well as the significant costs incurred that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.
As a result of adopting and implementing the new revenue recognition standard, we will be required to change our accounting for commission expense. We will capitalize and amortize certain direct costs, such as commissions, over the expected period of benefit rather than expensing them as incurred. While the adoption of the new revenue recognition standard does not change the cash flows received from our contracts with customers, its adoption could have a material effect on our financial position or results of operations. Refer to Note 1 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the new standard and its potential impact on us. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. Management will make judgments and assumptions based on our interpretation of the new standard. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new revenue recognition standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, the new equity investment valuation standard, which requires most equity investments to be measured at fair value (with subsequent changes in fair value recognized in net income), may increase the volatility of our earnings.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2017, the closing price of our common stock ranged from $30.12 to $45.09 per share.

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

Share repurchases under our share repurchase program could increase the volatility of the trading price of our common stock and could diminish our cash reserves.

In 2017, our board of directors approved the increase in the aggregate authorized repurchase amount under our share repurchase program by $700.0 million, bringing the total authorization to $1.0 billion. Share repurchases under our share repurchase program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of our share repurchase program could result in a decrease in the trading price of our common stock.

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

However, these anti-takeover provisions will not have the effect of preventing activist stockholders from seeking to increase short-term stockholder value through actions such as nominating board candidates and requesting that we pursue strategic combinations or other transactions. These actions could disrupt our operations, be costly and time-consuming and divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction as a result of activist stockholder actions could result in the loss of potential business opportunities, as well as other negative business consequences. Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect our business. Further, we may incur significant expenses in retaining professionals to advise and assist us on activist stockholder matters, including legal, financial, communications advisors and solicitation experts, which may negatively impact our future financial results.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 162,000 square feet of office and building space. Along with our corporate headquarters, as of December 31, 2017, we also owned approximately 200,000 square feet in Union City, California used as a distribution facility; approximately 135,000 square feet of buildings adjacent to our corporate headquarters intended to support growth in our business operations; approximately 340,000 square feet of office and building space in Burnaby and Ottawa, Canada used for operations, support and research and development work; and 40,000 square feet of office space in Sophia, France predominantly used as a sales and support office.

We maintain additional offices throughout the United States and various international locations, including Singapore, Japan, France, India, China, the United Kingdom, Mexico and Germany. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

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

In October 2016, we received a letter from the United States Attorney's Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter.

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

	2017		2016
	High	Low	High	Low
Fourth Quarter	$45.09	$36.35	$36.94	$28.61
Third Quarter	$41.10	$35.84	$37.17	$31.57
Second Quarter	$40.97	$37.20	$34.78	$28.79
First Quarter	$38.35	$30.12	$30.63	$23.83

Holders of Record

As of February 16, 2018, there were 57 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing of Fortinet under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The NASDAQ Composite Index and
The NASDAQ Computer Index

	December 2012 *	December 2013	December 2014	December 2015	December 2016	December 2017
Fortinet, Inc.	$100	$91	$146	$148	$143	$208
NASDAQ Composite	$100	$138	$157	$166	$178	$229
NASDAQ Computer	$100	$132	$158	$168	$189	$262

________________
* Assumes that $100 was invested on December 31, 2012 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved a Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In 2016 and 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $700.0 million, respectively, bringing the total amount authorized to $1.0 billion through January 31, 2019. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2017 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2017	955,867	$38.68	955,867	$728,242
November 1 - November 30, 2017	4,688,088	$40.18	4,688,088	$539,865
December 1 - December 31, 2017	2,270,446	$42.73	2,270,446	$442,839

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$1,494,930	$1,275,443	$1,009,268	$770,364	$615,297
Gross profit	$1,109,646	$937,606	$722,491	$539,355	$434,654
Operating income	$109,804	$42,944	$14,877	$59,324	$72,090
Net income	$31,399	$32,187	$7,987	$25,343	$44,273
Net income per share :
Basic	$0.18	$0.19	$0.05	$0.15	$0.27
Diluted	$0.18	$0.18	$0.05	$0.15	$0.26
Weighted-average shares outstanding:
Basic	174,315	172,621	170,385	163,831	162,435
Diluted	178,079	176,338	176,141	169,289	168,183

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,349,299	$1,310,508	$1,164,310	$991,744	$843,045
Total assets	$2,257,916	$2,139,941	$1,790,510	$1,424,774	$1,168,464
Total stockholders’ equity	$589,377	$837,681	$755,377	$675,966	$585,760

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic and geopolitical factors on our international sales;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	drivers of long-term growth and operating leverage, such as increased sales productivity, functionality and value in our standalone and bundled subscription service offerings;

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

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	the impact of the 2017 Tax Act;

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

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

Business Overview

Fortinet is a global leader in broad, automated and integrated cybersecurity solutions. We provide high performance cybersecurity solutions to a wide variety of businesses, such as enterprises, data centers and distributed offices, including majority of the Fortune 100 companies. Our cybersecurity solutions are designed to provide broad, automated and integrated protection against dynamic and sophisticated security threats, while simplifying the IT and security infrastructure of our end-customers.

We have four current focus areas for our business. First, we derive a majority of product sales from our FortiGate network security appliances. We continue to develop and improve our offerings, which provide opportunities for market share gains. Second, the Fortinet Security Fabric has been developed to provide unified security across the entire digital attack surface, including network core, endpoints, applications, data centers, access and private and public cloud, and is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. As a result of the increased success in selling the Security Fabric, billings for non-FortiGate products and services grew significantly in 2017. Third, cloud security provides opportunity for growth and was one of the fastest growing parts of our business in 2017. We help customers secure their cloud implementations by offering integration, visibility and automation across multi-cloud and hybrid deployments. Our FortiCASB extends the core capabilities of our security fabric architecture to provide businesses the same level of cybersecurity and threat intelligence in cloud environments as they do on their physical networks. The Fortinet cloud security is available across all major cloud providers, including Microsoft Azure, Amazon Web Services, Google Cloud, IBM Cloud and Oracle Cloud. Fourth, the emergence of the IoT has created an environment where data move freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making it difficult to consistently track and secure.

Financial Highlights

•
We recorded total revenue of $1.49 billion in 2017, an increase of 17% compared to $1.28 billion in 2016. Product revenue was $577.2 million in 2017, an increase of 5% compared to $548.1 million in 2016. Service revenue was $917.8 million in 2017, an increase of 26% compared to $727.3 million in 2016.

•	We generated operating income of $109.8 million in 2017, an increase of 156% compared to $42.9 million in 2016.

•	Cash, cash equivalents and investments were $1.35 billion as of December 31, 2017, an increase of $38.8 million, or 3%, from December 31, 2016.

•	Deferred revenue was $1.34 billion as of December 31, 2017, an increase of $301.0 million, or 29%, from December 31, 2016.

•	We generated cash flows from operating activities of $594.4 million in 2017, an increase of $248.7 million, or 72%, compared to 2016.

•
In 2017, we repurchased 11.2 million shares of common stock under the Repurchase Program for an aggregate purchase price of $446.3 million. In 2016, we repurchased 3.9 million shares of common stock for a total purchase price of $110.8 million.

Our revenue growth was driven by the strength in sales of our FortiGate and non-FortiGate products and the sale of new, and the renewal and upgrade of existing, FortiCare technical support and FortiGuard security subscription service contracts. Revenue grew in 2017 as the investment made in sales and marketing enabled us to continue to gain enterprise customers.

We continue to see a shift in our revenue mix from product revenues to higher-margin, recurring service revenues, reflecting our success in driving higher-priced subscription bundles and services. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

The percentage of our FortiGate-related billings from high-end products increased from 38% in 2016 to 39% in 2017, and the percentage of our FortiGate-related billings from mid-range products increased from 28% in 2016 to 30% in 2017. The percentage of our FortiGate-related billings from entry-level products decreased to 31% in 2017 from 34% in 2016. The sale of non-FortiGate products also grew significantly in 2017. We also saw more deals that included multiple Fortinet products in physical, virtual and cloud environments.

In 2017, operating expenses as a percentage of revenue decreased by 3 percentage points compared to 2016. The decrease was primarily driven by a reduction in sales and marketing expenses as a percentage of revenue. Headcount increased by 9% to 5,066 employees and contractors as of December 31, 2017, up from 4,665 as of December 31, 2016.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, IBM Cloud and Oracle Cloud. While the revenue from such sales are still relatively insignificant, they have increased significantly in recent periods on a percentage basis.

Typically, FortiGuard security subscription and FortiCare technical support services are purchased along with our hardware products and software licenses, most frequently as part of a bundle offering that includes hardware and services functionality. We generally invoice at the time of our sale for the total price of the products and security and technical support services, and the invoice is payable within 30 to 90 days. We also invoice certain licenses and services on a monthly basis.

We generally recognize product revenue up front, and recognize revenue for the sale of new and the renewal of existing FortiGuard security subscription and FortiCare technical support services contracts ratably over the term of the service contract. We recognize revenue for certain software licenses up front as product revenue and, to a lesser extent, recognize other software licenses over the term of the agreement as services revenue. We recognize the security and support revenue over the service period, which is typically one to three years, to a lesser extent, five years. Sales of new and renewal services are a source of recurring revenue and increase our deferred revenue balance, which has contributed to our positive cash flow from operations. We recognize commissions on both product and service sales at the time of sale.

Our approach to network security is defined by our SPU hardware architecture. The SPU includes three lines of proprietary ASICs, content processor, network processor and the system on a chip. The ASICs are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption. As such, ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “—Components of Operating Results,” and we discuss our cash, cash equivalents and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Year Ended or As of December 31,
	2017	2016	2015
	(in thousands)
Revenue	$1,494,930	$1,275,443	$1,009,268
Deferred revenue	$1,336,314	$1,035,349	$791,303
Billings (non-GAAP)	$1,795,895	$1,515,089	$1,232,014
Cash, cash equivalents and investments	$1,349,299	$1,310,508	$1,164,310
Net cash provided by operating activities	$594,405	$345,708	$282,547
Free cash flow (non-GAAP)	$459,093	$278,526	$245,189

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue and free cash flow to be recognized in future periods. Deferred revenue was $1.34 billion as of December 31, 2017, an increase of $301.0 million, or 29%, from December 31, 2016.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.80 billion for 2017, an increase of 19% compared to $1.52 billion in 2016.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Billings:
Revenue	$1,494,930	$1,275,443	$1,009,268
Add change in deferred revenue	300,965	244,046	232,546
Less deferred revenue balance acquired in business combination	—	(4,400)	(9,800)
Total billings (non-GAAP)	$1,795,895	$1,515,089	$1,232,014

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flows as a comparative measure. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Free Cash Flow:
Net cash provided by operating activities	$594,405	$345,708	$282,547
Less purchases of property and equipment	(135,312)	(67,182)	(37,358)
Free cash flow (non-GAAP)	$459,093	$278,526	$245,189
Net cash used in investing activities	$(76,803)	$(74,123)	$(967)
Net cash used in financing activities	$(415,601)	$(105,859)	$(21,557)

Components of Operating Results

Revenue

We generate the majority of our revenue from sales of our products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. We also recognize revenue from sales of software licenses, cloud business relationships and providing professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is primarily generated from sales of our appliances. The majority of our product revenue has been generated by our FortiGate line of appliances, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of software. As a percentage of total revenue, we expect that our product revenue may vary from quarter-to-quarter based on certain factors, as discussed below under “—Quarterly Results of Operations,” and we expect the trend to continue in 2018.

•
Service revenue. Service revenue is generated primarily from FortiGuard security subscription services related to application control, antivirus, intrusion prevention, web filtering, anti-spam, ATP and vulnerability management updates, and from FortiCare technical support services for software updates, maintenance releases and patches, internet access to technical content, telephone and internet access to technical support personnel and hardware support. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years and, to a lesser extent, five years. We also generate a small portion of our revenue from professional services and training services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. We continue to see a shift from product revenue to higher-margin, recurring service revenue, which reflects our ongoing success in driving sales of mid-range and high-end service bundles, as well as increases in certain software and other time based service models. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. A substantial majority of the cost of product revenue consists of third-party contract manufacturers' costs, as well as other costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs, and amortization and impairment of intangible assets, if applicable. Personnel costs include direct compensation and benefits.

•
Cost of service revenue. Cost of service revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation. Cost of service revenue also includes supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between products, software licenses and services and any excess inventory write-offs. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to product gross margins. During 2017, service gross margin benefited from the shift to higher-margin service revenue. Product gross margin was negatively impacted as longer term deals and higher priced service bundles resulted in allocating a lower percentage of contract values to product and allocating a larger percentage of contact values to services. As a result, the service margin expansion was partially offset by a decline in product gross margin in 2017. We believe our overall gross margin will remain at a relatively comparable level in 2018.

 Operating expenses. Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, benefits, bonuses, stock-based compensation, and sales commissions, as applicable. We expect personnel costs to continue to increase in absolute dollars as we expand our workforce. We expect sales commission expense recognized at the time of sale to decrease as a percentage of revenue due to the adoption of ASU 2014-09—Revenue from Contracts with Customers.

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

•
Restructuring charges. Restructuring charges relate to alignment activities performed in connection with the Meru Networks, Inc. (“Meru”) and AccelOps, Inc. (“AccelOps”) acquisitions to reduce our cost structure and improve operational efficiencies, resulting in workforce reductions, contract terminations and other charges.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in corporate debt securities, money market funds, certificates of deposit, commercial paper, U.S. government and agency securities and municipal bonds.

Other income (expense)—net. Other income (expense)—net consists primarily of foreign exchange gains and losses related to foreign currency exchange remeasurement.

Provision for income taxes. We are subject to tax in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in the local country, which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., research and development tax credits, withholding taxes, nondeductible stock-based compensation expense and the tax impact of the 2017 Tax Act.

In December, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act decreased the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. As such, we provisionally recorded a $47.9 million expense on the remeasurement of deferred assets due to the reduction of the federal corporate income tax rate, and a $15.2 million expense for the one-time transition tax on the deemed repatriation related to the 2017 Tax Act.

Our effective tax rate approximates the federal corporate income tax rates plus the impact of state taxes, excess tax benefits related to stock-based compensation expense, research and development tax credits, foreign withholding tax, nondeductible stock-based compensation expense, foreign income subject to lower tax rates than income earned in the United States, deferred tax assets remeasurement and a one-time transition tax.

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

Revenue Recognition

We derive the majority of our revenue from sales of our hardware, FortiGuard security subscription and FortiCare technical support services, and other services through our channel partners and a direct sales force.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Product delivery occurs when we fulfill an order and title and risk of loss has been transferred. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and, to a lesser extent, five years, and is generally recognized upon delivery or completion of service.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and when the sales price is deemed final.

•	Collectability is reasonably assured. We assess collectability based primarily on creditworthiness as determined by credit checks, analysis, and payment history.

We recognize product revenue for sales to distributors that have no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria have been met. Certain distributors are granted stock rotation rights, limited rights of return and rebates for sales of our products. The arrangement fee for this group of distributors is not typically fixed or determinable when products are shipped and revenue is therefore deferred and recognized upon sell-through. For sales that include end-customer acceptance criteria, revenue is recognized upon acceptance. We recognize software license revenue upon electronic transfer of the license key to the customer. Historically, software license revenue has not been material.

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

Service revenue consists of sales from our FortiGuard security subscription and FortiCare technical support services, professional and training services and other services that include SaaS and IaaS, both of which are hosted or cloud-based services. We recognize revenue from these arrangements as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS and IaaS revenues have not represented a significant percentage of our total revenue.

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

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Revenue is reported net of sales taxes.

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

ASU 2014-09

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09—Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, accordingly, we expect more judgment and estimates may be required within the revenue recognition process than is required under the legacy GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We elected to adopt ASU 2014-09 using the modified retrospective method and will apply the standard to contracts that are not completed as of January 1, 2018, and will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit.

We have completed our analysis of open revenue contracts as of January 1, 2018. Based on our assessment, the impact on revenue in our consolidated financial statements is not material. The impact on revenue primarily relates to the acceleration of revenue from U.S.-based channel partners that was previously deferred until the product was sold through and certain changes related to revenue recognized on software license sales. We expect the pattern of revenue recognition from direct sales of our FortiGate and other appliances and FortiGuard security subscription and FortiCare technical support services to be substantially unchanged on an ongoing basis.

Commission Expense

We recognize commission expense on both product sales and service contracts at the time of sale. Under ASC 2014-09, as of January 1, 2018, we will continue to expense commissions related to appliance sales when incurred, but will capitalize and recognize certain commissions on service contracts over the period of benefit. As part of the transition to the new accounting standard, we expect to capitalize at least $130.0 million of sales commissions that have been determined to be the remaining costs to obtain then existing service contracts. Capitalized sales commissions will be amortized on a straight-line basis over the period of benefit for new business or the contract term for renewals. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

Valuation of Inventory

As of December 31, 2016, inventory was recorded at the lower of cost or market. On January 1, 2017, we adopted ASU 2015-11—Inventory: Simplifying the Measurement of Inventory. As such, as of December 31, 2017, inventory is recorded at the lower of cost or net realizable value. Adoption of ASU 2015-11 did not have an impact on our consolidated financial statements. Cost is computed using the first-in, first-out method. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

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

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a territorial tax system with a one-time transition tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we have recorded provisional estimates associated with the 2017 Tax Act. We consider both the recognition of the transition tax and the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the valuation allowance on deferred tax assets would be recorded in the consolidated statements of operations for the period that the adjustment is determined to be required.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product	$577,171	$548,110	$476,782
Service	917,759	727,333	532,486
Total revenue	1,494,930	1,275,443	1,009,268
Cost of revenue:
Product	243,824	208,984	190,398
Service	141,460	128,853	96,379
Total cost of revenue	385,284	337,837	286,777
Gross profit:
Product	333,347	339,126	286,384
Service	776,299	598,480	436,107
Total gross profit	1,109,646	937,606	722,491
Operating expenses:
Research and development	210,614	183,084	158,129
Sales and marketing	701,026	626,501	470,371
General and administrative	87,862	81,080	71,514
Restructuring charges	340	3,997	7,600
Total operating expenses	999,842	894,662	707,614
Operating income	109,804	42,944	14,877
Interest income	13,482	7,303	5,295
Other income (expense)—net	708	(7,099)	(3,167)
Income before income taxes	123,994	43,148	17,005
Provision for income taxes	92,595	10,961	9,018
Net income	$31,399	$32,187	$7,987

	Year Ended December 31,
	2017	2016	2015
	(as percentage of revenue)
Revenue:
Product	39%	43%	47%
Service	61	57	53
Total revenue	100	100	100
Cost of revenue:
Product	16	16	19
Service	9	10	10
Total cost of revenue	26	26	28
Gross margin:
Product	58	62	60
Service	85	82	82
Total gross margin	74	74	72
Operating expenses:
Research and development	14	14	16
Sales and marketing	47	49	47
General and administrative	6	6	7
Restructuring charges	—	0.3	1
Total operating expenses	67	70	70
Operating margin	7	3	1
Interest income	1	1	1
Other income (expense)—net	—	(1)	—
Income before income taxes	8	3	2
Provision for income taxes	6	1	1
Net income	2%	3%	1%

2017 and 2016

Revenue

	Year Ended December 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in thousands, except percentages)
Revenue:
Product	$577,171	39%	$548,110	43%	$29,061	5%
Service	917,759	61	727,333	57	190,426	26
Total revenue	$1,494,930	100%	$1,275,443	100%	$219,487	17%
Revenue by geography:
Americas	$642,331	43%	$536,706	42%	$105,625	20%
Europe, Middle East and Africa (“EMEA”)	554,569	37	477,393	37	77,176	16
Asia Pacific (“APAC”)	298,030	20	261,344	21	36,686	14
Total revenue	$1,494,930	100%	$1,275,443	100%	$219,487	17%

Total revenue increased by $219.5 million, or 17%, in 2017 compared to 2016. We continued to experience global diversification of revenue in 2017. Revenue from all our regions grew, with the Americas contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $29.1 million, or 5%, in 2017 compared to 2016. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories and in particular for our high-end and mid-range products for large enterprise customers. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, also grew significantly. Service revenue increased by $190.4 million, or 26%, in 2017 compared to 2016. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We continue to see a shift from product revenues to higher-margin, recurring service revenues, which reflect our ongoing success in driving sales of high-end and mid-range products and tend to include more security subscriptions and support services, as well as longer contract durations.

Cost of revenue and gross margin

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Product	$243,824	$208,984	$34,840	17%
Service	141,460	128,853	12,607	10
Total cost of revenue	$385,284	$337,837	$47,447	14%
Gross margin (%):
Product	57.8%	61.9%	(4.1)%
Service	84.6	82.3	2.3
Total gross margin	74.2%	73.5%	0.7%

Total gross margin increased by 0.7 percentage points in 2017 compared to 2016, driven by higher margin on service revenue. Service gross margin increased by 2.3 percentage points during 2017 as compared to 2016. Product gross margin decreased by 4.1 percentage points in 2017 compared to 2016. During 2017, service gross margin benefited from the shift to higher-margin service revenue. Product gross margin was negatively impacted by longer term deals and higher priced service bundles, resulting in lower product revenue recognized in 2017 and higher deferred revenue for services that will be recognized in future periods, and as a result of product costs being recognized upon shipment. As a result, the service margin expansion was partially offset by a decline in product gross margin in 2017. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Operating expenses:
Research and development	$210,614	14%	$183,084	14%	$27,530	15%
Sales and marketing	701,026	47	626,501	49	74,525	12
General and administrative	87,862	6	81,080	6	6,782	8
Restructuring charges	340	—	3,997	0.3	(3,657)	(91)
Total operating expenses	$999,842	67%	$894,662	70%	$105,180	12%

Research and development

Research and development expense increased by $27.5 million, or 15%, in 2017 compared to 2016, primarily due to an increase of $17.6 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, product development costs, such as third-party testing and prototypes, increased by $6.2 million and depreciation and other occupancy-related costs increased by $3.1 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2018.

Sales and marketing

Sales and marketing expense increased by $74.5 million, or 12%, in 2017 compared to 2016, primarily due to an increase of $55.1 million in personnel costs as we continued to increase our sales and marketing headcount in order to drive continued market share gains globally. Marketing-related expense increased by $11.9 million as we invested significantly in marketing programs to drive broader market awareness, build lead generation programs and accelerate pipeline. In addition, depreciation expense and other occupancy-related expense increased by $6.8 million. As a percentage of total revenue, sales and marketing expense decreased as revenue grew at a higher pace compared to personnel costs. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars in 2018.

General and administrative

General and administrative expense increased by $6.8 million, or 8%, in 2017 compared to 2016. Personnel costs increased by $8.5 million as we continued to increase headcount in order to support our expanding business. Professional fees increased by $10.6 million, primarily due to the implementation of a new revenue recognition system and a litigation settlement expense of $1.8 million. The increase in expense was partially offset by a decrease in third-party costs of $13.4 million related to the substantial completion of our ERP system implementation in 2016. We expect general and administrative expense to increase in absolute dollars in 2018.

Restructuring

Restructuring expenses of $0.3 million and $4.0 million in 2017 and 2016, respectively, primarily relate to our restructuring activities to improve operating efficiencies due to the acquisition of AccelOps and certain other activities. See Note 9 to the consolidated financial statements for additional details, including the types of expenses incurred and cash payments made.

Operating margin

We generated operating income of $109.8 million in 2017, an increase of $66.9 million, or 156%, compared to $42.9 million in 2016. The improvement in operating margin was primarily due to the improvement in gross margin, and the decline in sales and marketing expenses as a percentage of total revenue. As a percentage of total revenue, sales and marketing expenses decreased to 47% in 2017 from 49% in 2016.

Interest income and other income (expense)—net

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands, except percentages)
Interest income	$13,482	$7,303	$6,179	85%
Other income (expense)—net	708	(7,099)	7,807	(110)

Interest income increased in 2017 as compared to 2016, primarily due to higher interest rates on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net in 2017 as compared to 2016 was the result of a gain of approximately $1.0 million for foreign currency exchange gains in 2017 compared to a loss of $6.6 million in 2016, due primarily to changes in the value of Euro relative to the U.S. dollar.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2017	2016
	(in thousands, except percentages)
Provision for income taxes	$92,595	$10,961	$81,634	745%
Effective tax rate (%)	75%	25%	50%	—

Our effective tax rate was 75% for 2017, compared to an effective tax rate of 25% for 2016. The provision for income taxes for 2017 was comprised primarily of U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes, an increase in tax reserves, remeasurement of deferred tax assets and a one-time transition tax.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate.

The SEC staff has issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

The increase in the effective tax rate in 2017 was primarily due to the deferred tax assets remeasurement and a one-time transition tax due to the 2017 Tax Act. Excluding the tax impact from the 2017 Tax Act, the 2017 effective tax rate would have been 24%, which was relatively consistent with 2016. In 2016, due to the early adoption of ASU 2016-09, approximately $10.8 million of excess tax benefits were recognized in the income tax provision. In 2017, $13.5 million of excess tax benefits was included in the income tax provision.

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2017, we had accrued $13.5 million for estimated interest related to uncertain tax provisions compared to an accrual of $9.5 million as of December 31, 2016.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $12.0 million in the next 12 months, primarily due to the lapse of the statute of limitations and audit settlement. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

2016 and 2015

Revenue

	Year Ended December 31,				Change	% Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$548,110	43%	$476,782	47%	$71,328	15%
Service	727,333	57	532,486	53	194,847	37
Total revenue	$1,275,443	100%	$1,009,268	100%	$266,175	26%
Revenue by geography:
Americas	$536,706	42%	$435,282	43%	$101,424	23%
EMEA	477,393	37	366,018	36	111,375	30
APAC	261,344	21	207,968	21	53,376	26
Total revenue	$1,275,443	100%	$1,009,268	100%	$266,175	26%

Total revenue increased by $266.2 million, or 26%, in 2016 compared to 2015. We continued to experience global diversification of revenue in 2016. Revenue from all our regions grew, with EMEA contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $71.3 million, or 15%, in 2016 compared to 2015. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories and in particular for our high-end and mid-range products for large enterprise customers. Sales of non-FortiGate products also grew significantly. Service revenue increased by $194.8 million, or 37%, in 2016 compared to 2015. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. We started to see a shift from product revenues to higher-margin, recurring service revenues, which reflected our ongoing success in driving sales of service bundles.

Cost of revenue and gross margin

	Year Ended December 31,		Change	% Change
	2016	2015
	(in thousands, except percentages)
Cost of revenue:
Product	$208,984	$190,398	$18,586	10%
Service	128,853	96,379	32,474	34
Total cost of revenue	$337,837	$286,777	$51,060	18%
Gross margin (%):
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

Service gross margin increased during 2016 as compared to 2015, as we scaled efficiencies resulting from an increased mix on higher-margin service revenue. Cost of service revenue was comprised primarily of personnel costs.

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

Sales and marketing

Sales and marketing expense increased by $156.1 million, or 33%, in 2016 compared to 2015, primarily due to an increase of $122.3 million in personnel costs as we continued to increase our sales and marketing headcount in order to drive continued market share gains globally. In addition, depreciation expense and other occupancy-related expense increased by $14.0 million, and travel and entertainment expense increased by $8.1 million. Marketing-related expense increased by $7.6 million as we invested significantly in marketing programs, particularly in the large enterprise market, including costs related to trade shows and lead generation. As a percentage of total revenue, sales and marketing expense increased as we accelerated the investment in our sales force and marketing programs to drive future growth.

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

Operating margin

We generated operating income of $42.9 million in 2016, an increase of $28.0 million, or 189%, compared to operating income of $14.9 million in 2015. The improvement in operating margin was primarily due to the improvement in gross margin, and the decline in general and administrative expenses as a percentage of total revenue. As a percentage of total revenue, general and administrative expenses decreased to 6% in 2016 from 7% in 2015.

Interest income and other income (expense)—net

	Year Ended December 31,		Change	% Change
	2016	2015
	(in thousands, except percentages)
Interest income	$7,303	$5,295	$2,008	38%
Other income (expense)—net	(7,099)	(3,167)	(3,932)	124

Interest income increased in 2016 as compared to 2015, primarily due to higher interest earned on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The increase in other expense—net in 2016 as compared to 2015 was the result of higher foreign currency exchange losses.

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

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$162,118	$137,095	$142,705	$135,253	$158,925	$127,972	$136,641	$124,572
Service	254,550	237,122	220,764	205,323	203,905	188,674	174,750	160,004
Total revenue	416,668	374,217	363,469	340,576	362,830	316,646	311,391	284,576
Cost of revenue:
Product (1)(2)	69,634	58,106	60,787	55,297	56,616	50,267	52,788	49,313
Service (1)(2)	35,785	35,543	34,865	35,267	34,275	34,532	31,715	28,331
Total cost of revenue	105,419	93,649	95,652	90,564	90,891	84,799	84,503	77,644
Total gross profit	311,249	280,568	267,817	250,012	271,939	231,847	226,888	206,932
Operating expenses:
Research and development (1)	54,774	53,486	51,159	51,195	45,589	47,239	45,502	44,754
Sales and marketing (1)(2)	191,928	172,361	166,337	170,400	162,873	154,831	162,694	146,103
General and administrative (1)	22,349	21,025	21,911	22,577	17,451	22,006	22,184	19,439
Restructuring charges	—	—	(90)	430	833	2,283	553	328
Total operating expenses	269,051	246,872	239,317	244,602	226,746	226,359	230,933	210,624
Operating income (loss)	42,198	33,696	28,500	5,410	45,193	5,488	(4,045)	(3,692)
Interest income	4,061	3,866	3,163	2,392	1,964	1,888	1,705	1,746
Other income (expense)—net	(1,181)	344	1,243	302	(3,650)	(787)	(1,350)	(1,312)
Income (loss) before income taxes	45,078	37,906	32,906	8,104	43,507	6,589	(3,690)	(3,258)
Provision for (benefit from) income taxes	74,039	11,296	9,873	(2,613)	18,341	298	(2,302)	(5,376)
Net income (loss)	$(28,961)	$26,610	$23,033	$10,717	$25,166	$6,291	$(1,388)	$2,118
Net income (loss) per share:
Basic	$(0.17)	$0.15	$0.13	$0.06	$0.15	$0.04	$(0.01)	$0.01
Diluted	$(0.17)	$0.15	$0.13	$0.06	$0.14	$0.04	$(0.01)	$0.01

_______________________________________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands)
Cost of product revenue	$341	$314	$383	$342	$313	$309	$298	$280
Cost of service revenue	2,349	2,371	2,473	2,310	2,276	2,238	2,123	2,134
Research and development	8,067	7,976	8,253	7,898	7,871	7,648	7,458	7,143
Sales and marketing	19,614	19,609	19,745	19,026	17,930	17,378	16,990	15,815
General and administrative	4,083	4,037	4,237	3,755	3,691	3,520	3,478	3,530
Total stock-based compensation expense	$34,454	$34,307	$35,091	$33,331	$32,081	$31,093	$30,347	$28,902

(2)	Total amortization included in the product costs, service costs, and sales and marketing expense are as follows:

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands)
Amortization of intangible assets	$2,037	$2,037	$2,207	$2,292	$3,022	$2,839	$2,269	$1,178

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

Consistent with the seasonality note above, our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first quarters of 2017 and 2016. Product revenue, on average throughout the year, increased in 2017 as compared to the same quarters in 2016, which we believe was due in part to the investments made in our sales and marketing organizations, to a robust security market and to continued product innovation. We continue to see a shift from product revenues to higher-margin, recurring service revenues, which reflect our ongoing success in driving sales of mid-range and high-end service bundles, richer service offerings and the average contract length.

Total gross margin has fluctuated on a quarterly basis primarily due to shifts in the mix of sales between products and services, and among products. Product gross margin varies based on the types of products sold and the average selling prices of our products. In 2017, product gross margin was impacted by the shift toward higher-margin subscription bundles and longer duration of service contracts. Service gross margin benefited from the shift to higher-margin service revenue.

Liquidity and Capital Resources

	As of December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$811,004	$709,003	$543,277
Investments	538,295	601,505	621,033
Total cash, cash equivalents and investments	$1,349,299	$1,310,508	$1,164,310
Working capital	$689,597	$709,276	$591,873

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by operating activities	$594,405	$345,708	$282,547
Cash used in investing activities	(76,803)	(74,123)	(967)
Cash used in financing activities	(415,601)	(105,859)	(21,557)
Net increase in cash and cash equivalents	$102,001	$165,726	$260,023

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our ESPP, payment of taxes in connection with the net settlement of equity awards and business acquisitions. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the proceeds from exercise of stock options and purchases under our ESPP. Additional increases in deferred revenue may depend on a number of factors including our billing growth rate, service contract renewal rates and length of initial and renewals service contracts. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units granted versus stock options and also to vary based on our share price. As of December 31, 2017, $442.8 million remained available for future share repurchase under the Repurchase Program.

We currently expect to spend $90.0 million to $120.0 million for 2018 in capital expenditures, primarily related to expansion of our offices to support worldwide growth.

As of December 31, 2017, our cash, cash equivalents and investments of $1.35 billion were invested primarily in corporate debt securities, money market fund, certificate of deposits, commercial paper and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of December 31, 2017, $848.0 million of our cash and investments were held by our international subsidiaries. Under the 2017 Tax Act signed into law in December 2017, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Our operating activities during 2017 provided $594.4 million in cash as a result of our continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable. We continue to see a shift from product revenues to higher-margin, recurring service revenues and longer duration contracts. For example, our total revenue grew 17% in 2017 compared to 2016, while our total deferred revenue balance grew 29%.

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

During 2017, cash used for investing activities was primarily due to the $135.3 million we spent on capital expenditures, including our purchases of real estate properties in Canada and Sunnyvale, California for total cash of $107.2 million. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $58.5 million.

During 2016, cash used for investing activities was primarily due to $67.2 million we spent on capital expenditures, including our purchases of a warehouse in Union City, California, for total cash of $18.5 million, and a $22.1 million payment for the acquisition of AccelOps. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $15.1 million.

During 2015, cash used for investing activities was primarily due to $38.0 million used for the acquisition of Meru. In addition, we spent $37.4 million on capital expenditures, including our purchases of certain real properties in Sunnyvale, California and Sophia, France for total cash of $13.9 million. The outflow of cash was partially offset by positive cash flow due to maturities, net of purchases, from our investments of $74.4 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards and repurchase and retirement of common stock.

During 2017, cash used for financing activities was $415.6 million, primarily due to $446.3 million used to repurchase our common stock. This was partially offset by $30.7 million of proceeds from the issuance of common stock, net of tax withholding.

During 2016, cash used for financing activities was $105.9 million, primarily due to $110.8 million used to repurchase our common stock. This was partially offset by $6.6 million of proceeds from the issuance of common stock, net of tax withholding.

During 2015, cash used for financing activities was $21.6 million, primarily due to $60.0 million used to repurchase our common stock. This was partially offset by $38.4 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating lease commitments (1)	$56,871	$16,020	$23,790	$10,503	$6,558
Inventory purchase commitments (2)	97,170	97,170	—	—	—
Total	$154,041	$113,190	$23,790	$10,503	$6,558
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2017, we had $6.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

As of December 31, 2017, we had $90.2 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2017, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncement

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, money market funds, commercial paper, municipal bonds, U.S. government and agency securities, certificates of deposit and term deposits. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2017, 2016 and 2015 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts as other expense in the consolidated statement of operations. We recognized an expense of $1.0 million in Other income (expense)—net, in 2017 due to foreign currency transaction gains.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements, are relatively short-term in nature and are focused on the CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.5 million change in the value of our foreign currency cash balances as of December 31, 2017.

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
For the years ended December 31, 2017, 2016, and 2015

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fortinet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. An audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2018

We have served as the Company's auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$811,004	$709,003
Short-term investments	440,273	376,522
Accounts receivable—Net of reserves for sales returns and doubtful accounts of $14,503 and $11,235 at December 31, 2017 and 2016, respectively	348,185	312,998
Inventory	77,291	106,887
Prepaid expenses and other current assets	40,067	33,306
Total current assets	1,716,820	1,538,716
LONG-TERM INVESTMENTS	98,022	224,983
PROPERTY AND EQUIPMENT—NET	245,395	137,249
DEFERRED TAX ASSETS	146,932	182,745
OTHER INTANGIBLE ASSETS—NET	16,255	24,828
GOODWILL	14,553	14,553
OTHER ASSETS	19,939	16,867
TOTAL ASSETS	$2,257,916	$2,139,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,009	$56,732
Accrued liabilities	50,015	35,640
Accrued payroll and compensation	91,944	78,138
Income taxes payable	21,435	13,588
Deferred revenue	793,820	645,342
Total current liabilities	1,027,223	829,440
DEFERRED REVENUE	542,494	390,007
INCOME TAX LIABILITIES	90,213	68,551
OTHER LIABILITIES	8,609	14,262
Total liabilities	1,668,539	1,302,260
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300,000 shares authorized; 167,890 and 173,078 shares issued and outstanding at December 31, 2017 and 2016, respectively	168	173
Additional paid-in capital	909,636	800,653
Accumulated other comprehensive loss	(847)	(765)
Retained earnings (deficit)	(319,580)	37,620
Total stockholders’ equity	589,377	837,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,257,916	$2,139,941
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Product	$577,171	$548,110	$476,782
Service	917,759	727,333	532,486
Total revenue	1,494,930	1,275,443	1,009,268
COST OF REVENUE:
Product	243,824	208,984	190,398
Service	141,460	128,853	96,379
Total cost of revenue	385,284	337,837	286,777
GROSS PROFIT:
Product	333,347	339,126	286,384
Service	776,299	598,480	436,107
Total gross profit	1,109,646	937,606	722,491
OPERATING EXPENSES:
Research and development	210,614	183,084	158,129
Sales and marketing	701,026	626,501	470,371
General and administrative	87,862	81,080	71,514
Restructuring charges	340	3,997	7,600
Total operating expenses	999,842	894,662	707,614
OPERATING INCOME	109,804	42,944	14,877
INTEREST INCOME	13,482	7,303	5,295
OTHER INCOME (EXPENSE)—NET	708	(7,099)	(3,167)
INCOME BEFORE INCOME TAXES	123,994	43,148	17,005
PROVISION FOR INCOME TAXES	92,595	10,961	9,018
NET INCOME	$31,399	$32,187	$7,987
Net income per share (Note 8):
Basic	$0.18	$0.19	$0.05
Diluted	$0.18	$0.18	$0.05
Weighted-average shares outstanding:
Basic	174,315	172,621	170,385
Diluted	178,079	176,338	176,141
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$31,399	$32,187	$7,987
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(93)	258	(897)
Tax provision (benefit) related to change in unrealized gains (losses) on investments	(11)	90	(313)
Other comprehensive income (loss)	(82)	168	(584)
Comprehensive income	$31,317	$32,355	$7,403

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2014	166,443	$166	$562,504	$(349)	$113,645	$675,966
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6,715	7	39,011	—	—	39,018
Repurchase and retirement of common stock	(1,759)	(2)	(6,847)	—	(53,151)	(60,000)
Stock-based compensation expense	—	—	95,088	—	—	95,088
Tax shortfalls, net of excess tax benefits, on stock-based compensation awards	—	—	(2,098)	—	—	(2,098)
Net unrealized loss on investments - net of taxes	—	—	—	(584)	—	(584)
Net income	—	—	—	—	7,987	7,987
BALANCE—December 31, 2015	171,399	171	687,658	(933)	68,481	755,377
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5,533	6	5,984	—	—	5,990
Repurchase and retirement of common stock	(3,854)	(4)	(16,214)	—	(94,610)	(110,828)
Stock-based compensation expense	—	—	122,423	—	—	122,423
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	802	—	31,562	32,364
Net unrealized loss on investments - net of taxes	—	—	—	168	—	168
Net income	—	—	—	—	32,187	32,187
BALANCE—December 31, 2016	173,078	173	800,653	(765)	37,620	837,681
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6,016	6	29,523	—	—	29,529
Repurchase and retirement of common stock	(11,204)	(11)	(57,723)	—	(388,599)	(446,333)
Stock-based compensation expense	—	—	137,183	—	—	137,183
Net unrealized gain on investments - net of tax	—	—	—	(82)	—	(82)
Net income	—	—	—	—	31,399	31,399
BALANCE—December 31, 2017	167,890	$168	$909,636	$(847)	$(319,580)	$589,377
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,399	$32,187	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,476	48,520	31,589
Amortization of investment premiums	2,542	4,780	7,457
Stock-based compensation	137,183	122,423	95,088
Other non-cash items—net	3,780	2,644	3,391
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable—net	(38,455)	(57,875)	(66,464)
Inventory	9,423	(43,023)	(19,088)
Prepaid expenses and other current assets	(6,726)	2,616	(2,630)
Deferred tax assets	35,824	(27,822)	(29,851)
Other assets	(1,001)	(2,352)	667
Accounts payable	13,090	39	(2,517)
Accrued liabilities	14,445	(3,210)	883
Accrued payroll and compensation	12,567	15,696	11,301
Other liabilities	(5,489)	(5,013)	2,016
Deferred revenue	300,839	242,961	222,346
Income taxes payable	29,508	13,137	20,372
Net cash provided by operating activities	594,405	345,708	282,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(669,171)	(473,608)	(459,903)
Sales of investments	300,317	28,311	47,900
Maturities of investments	427,363	460,443	486,419
Purchases of property and equipment	(135,312)	(67,182)	(37,358)
Payments made in connection with business acquisitions, net of cash acquired	—	(22,087)	(38,025)
Net cash used in investing activities	(76,803)	(74,123)	(967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(446,333)	(110,828)	(60,000)
Proceeds from issuance of common stock	75,869	44,861	67,314
Taxes paid related to net share settlement of equity awards	(45,137)	(38,266)	(28,871)
Payments of debt assumed in connection with business acquisition	—	(1,626)	—
Net cash used in financing activities	(415,601)	(105,859)	(21,557)
NET INCREASE IN CASH AND CASH EQUIVALENTS	102,001	165,726	260,023
CASH AND CASH EQUIVALENTS—Beginning of year	709,003	543,277	283,254
CASH AND CASH EQUIVALENTS—End of year	$811,004	$709,003	$543,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$32,157	$26,608	$18,893
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$20,979	$21,069	$17,395
Liability for purchase of property and equipment and asset retirement obligations	$8,111	$8,157	$9,870
Equity awards assumed in connection with business acquisition	$—	$—	$471
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a global leader in broad, automated and integrated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as enterprises, data centers and distributed offices, including a majority of the Fortune 100 companies. Fortinet’s cybersecurity solutions are designed to provide broad, automated and integrated protection against dynamic and sophisticated security threats, while simplifying the information technology and security infrastructure of our end-customers.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling price (“BESP”) for our products and services, stock-based compensation, inventory valuation, fair value of assets acquired and liabilities assumed in business combinations, measurement of liabilities for uncertain tax positions and deferred tax assets, assessment of recoverability of our goodwill and other long-lived assets, sales returns reserve, restructuring expenses and other loss contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Concentration of Credit Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the United States and around the world. Balances in the United States typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, commercial paper and fixed income securities with major financial institutions that our management believes are financially sound.

Our accounts receivables are primarily derived from our channel partners in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable and we maintain reserves for estimated potential credit losses. As of December 31, 2017, one distributor, Exclusive Networks Group (“Exclusive”), accounted for 35% of total net accounts receivable. In July 2017, Exclusive acquired the U.S. division of Fine Tec Computers (“Fine Tec U.S.”). Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive’s from the date of acquisition. As of December 31, 2016, two distributors, Exclusive and Fine Tec Computers, accounted for 26% and 10% of total net accounts receivable, respectively.

During 2015, 2016 and 2017, Exclusive accounted for 18%, 20% and 25% of total revenue, respectively.

Financial Instruments and Fair Value—We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued payroll and compensation.

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Transaction Gains and Losses—The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the exchange rates in effect during each period. Foreign currency remeasurement gains (losses) of $1.0 million, $(6.6) million and $(3.2) million are included in other income (expense)—net for 2017, 2016 and 2015, respectively.

Cash, Cash Equivalents and Available-for-Sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in money market funds, commercial paper, term deposits and corporate debt.

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

Inventory—As of December 31, 2016, inventory is recorded at the lower of cost or market. On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2015-11—Inventory: Simplifying the Measurement of Inventory. As such, as of December 31, 2017, inventory is recorded at the lower of cost or net realizable value. Adoption of ASU 2015-11 did not have an impact on our consolidated financial statements. Cost is computed using the first-in, first-out method. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record inventory write-downs which would be charged to cost of product revenue.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	2 to 30 years
Computer equipment and software	1 to 7 years
Evaluation units	1 year
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Other Investments—Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in other assets in the consolidated balance sheets and are accounted for under the cost method. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts as well as current fundraising activities and valuations based on information provided by these privately held companies. If it is determined that an other-than-temporary decline exists in an equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statements of operations.

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

Goodwill—Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter, or sooner when circumstances indicate an impairment may exist. We perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. Then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2017, we had one reporting unit.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line and accelerated method over the estimated economic lives of the assets, which range from one to five years.

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of deferred revenue is comprised of security subscription and technical support services which are invoiced upfront and delivered over 12 months or longer.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of our employee stock options and our employee stock purchase plan (“ESPP”). Stock-based compensation expense is amortized on a straight-line basis over the service period.

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

Commission Expense—We recognize commission expense on both product sales and service contracts at the time of sale.

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
Revenue Recognition—We derive the majority of our revenue from sales of our hardware, FortiGuard security subscription and FortiCare technical support services, and other services through our channel partners and a direct sales force.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered. Product delivery occurs when we fulfill an order and title and risk of loss has been transferred. Service revenue is deferred and recognized ratably over the contractual service period, which is typically from one to three years and, to a lesser extent, five years, and is generally recognized upon delivery or completion of service.

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

We recognize software license revenue upon electronic transfer of the license key to the customer. To date, software license revenues have not represented a significant percentage of our total revenue.

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

Our sales arrangements typically contain multiple elements, such as hardware, security subscription, technical support services and other services. The majority of our hardware appliance products contain our operating system software that together function to deliver the essential functionality of the product. Our products and services generally qualify as separate units of accounting. We allocate revenue to each unit of accounting based on an estimated selling price using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. Revenue is reported net of sales taxes.

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

Shipping and Handling—Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale. Shipping and handling fees recognized as product revenue were not significant during 2017, 2016 and 2015.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount, net of sales returns reserve and allowances for doubtful accounts. The sales returns reserve is determined based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns reserve, we analyze historical experience of actual rebates and returns as well as distributor inventory levels. The sales returns reserve was $13.6 million and $10.3 million as of December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.9 million as of December 31, 2017 and 2016.

Warranties—We generally provide a 1-year warranty on hardware products and a 90-day warranty on software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2017 and 2016.

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

Additionally, independent of our use of foreign currency risk management activities, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. Our hedging activities are intended to reduce, but not eliminate, the impact of currency exchange rate movements. As our hedging activities are relatively short-term in nature and are focused on the CAD, long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP, could adversely impact our operating expenses in the future.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no outstanding forward exchange contracts as of December 31, 2017. The notional amount of forward exchange contracts to hedge balance sheet accounts December 31, 2016 were (in thousands):

	Buy/Sell	Notional
Balance Sheet Contracts:
Currency—As of December 31, 2016
CAD	Sell	$2,615

Recently Adopted Accounting Standards

Measurement of Inventory

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-11—Inventory: Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value, replacing the former methodology of measuring inventory at the lower of cost or market. We adopted ASU 2015-11 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2015-11 did not have an impact on our consolidated financial statements.

Statement of Cash Flows - Restricted Cash

In August 2016, the FASB issued ASU 2016-18—Statement of Cash Flows: Restricted Cash, which addresses the presentation of restricted cash in the statement of cash flows. Under ASU 2016-18, restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for us beginning on January 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We elected to early adopt ASU 2016-18 on January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

Business Combinations – Definition of a Business

In January 2017, the FASB issued ASU 2017-01—Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. We elected to early adopt ASU 2017-01 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us beginning on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, ASU 2017-04 requires a prospective approach. We early adopted ASU 2017-04 on October 1, 2017, and the adoption did not impact our consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards Not Yet Effective

Share-Based Payment Accounting

In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation: Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective prospectively for us beginning on January 1, 2018. We adopted ASU 2017-09 on January 1, 2018. The adoption is not expected to have a material impact on our consolidated financial statements.

Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued ASU 2016-16—Income Taxes—Intra-Entity Transfer of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning on January 1, 2018. We adopted ASU 2016-16 on January 1, 2018. The adoption is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. ASU 2016-02 includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 will be effective for us beginning on January 1, 2019, using a modified retrospective approach. Based on our current lease portfolio, we currently estimate that the value of leased assets and liabilities that may be recognized to be at least $40.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of operations. We expect to expand our disclosures in the notes to consolidated financial statements to include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

Financial Instruments – Recognition and Measurement

In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception will apply to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 is effective for our cost-method investments beginning on January 1, 2018 on a prospective basis. We adopted ASU 2016-01 on January 1, 2018 and there was no material impact as of adoption date.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, accordingly, we expect more judgment and estimates may be required within the revenue recognition process than is required under the legacy GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning on January 1, 2018. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We elected to adopt ASU 2014-09 using the modified retrospective method and will apply the standard to contracts that are not completed as of January 1, 2018, and will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have completed our analysis of open revenue contracts as of January 1, 2018. Based on our assessment, the impact on revenue in our consolidated financial statements is not material. The impact on revenue primarily relates to the acceleration of revenue from U.S.-based channel partners, which were previously deferred until the product was sold through, and certain changes related to revenue recognized on software license sales. We expect the pattern of revenue recognition from direct sales of our FortiGate and other appliances and FortiGuard security subscription and FortiCare technical support services to be substantially unchanged on an ongoing basis. As of January 1, 2018, sales returns reserve will be presented as part of accrued liabilities as netting against accounts receivable is no longer allowed under ASU 2014-09.

Under the legacy GAAP, we expensed all sales commissions when incurred. As of January 1, 2018, we will continue to expense commissions related to appliance sales when incurred, but will capitalize and recognize certain commissions on service contracts over the period of benefit. As part of the transition to the new accounting standard, we expect to capitalize at least $130.0 million of sales commissions as of January 1, 2018 that have been determined to be the remaining costs to obtain then-existing service contracts. Capitalized sales commissions will be amortized on a straight-line basis over the period of benefit for new business or the contract term for renewals.

In the preparation for the adoption of ASU 2014-09, we have implemented internal controls and all necessary system functionality to enable the preparation of financial information and related disclosures in accordance with this standard.

2.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$391,000	$3	$(1,178)	$389,825
Commercial paper	74,210	5	(8)	74,207
Certificates of deposit and term deposits (1)	45,870	2	(17)	45,855
U.S. government and agency securities	28,487	—	(79)	28,408
Total available-for-sale securities	$539,567	$10	$(1,282)	$538,295

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$379,494	$43	$(925)	$378,612
Commercial paper	95,110	23	(25)	95,108
U.S. government and agency securities	64,604	16	(79)	64,541
Municipal bonds	59,257	3	(235)	59,025
Certificates of deposit and term deposits (1)	4,219	—	—	4,219
Total available-for-sale securities	$602,684	$85	$(1,264)	$601,505

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317,412	$(871)	$58,161	$(308)	$375,573	$(1,179)
Certificates of deposit and term deposits	37,229	(16)	—	—	37,229	(16)
Commercial paper	29,044	(8)	—	—	29,044	(8)
U.S. government and agency securities	16,967	(21)	11,441	(58)	28,408	(79)
Total available-for-sale securities	$400,652	$(916)	$69,602	$(366)	$470,254	$(1,282)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$311,980	$(910)	$13,541	$(15)	$325,521	$(925)
Municipal bonds	52,200	(235)	—	—	52,200	(235)
U.S. government and agency securities	33,430	(79)	—	—	33,430	(79)
Commercial paper	17,394	(25)	—	—	17,394	(25)
Total available-for-sale securities	$415,004	$(1,249)	$13,541	$(15)	$428,545	$(1,264)

The contractual maturities of our investments were as follows (in thousands):

	December 31, 2017	December 31, 2016
Due within one year	$440,273	$376,522
Due within one to three years	98,022	224,983
Total	$538,295	$601,505

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized losses on available-for-sale securities were $0.8 million in the periods presented and are included in Other income (expense)—net in our consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2017.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017				December 31, 2016
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$411,142	$—	$411,142	$—	$378,612	$—	$378,612	$—
Money market funds	195,592	195,592	—	—	38,649	38,649	—	—
Certificates of deposit and term deposits (1)	132,070	—	132,070	—	59,479	—	59,479	—
Commercial paper	128,890	—	128,890	—	105,097	—	105,097	—
U.S. government and agency securities	28,408	24,952	3,456	—	64,541	52,082	12,459	—
Municipal bonds	—	—	—	—	59,025	—	59,025	—
Total	$896,102	$220,544	$675,558	$—	$705,403	$90,731	$614,672	$—

Reported as:
Cash equivalents	$357,807				$103,898
Short-term investments	440,273				376,522
Long-term investments	98,022				224,983
Total	$896,102				$705,403

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including goodwill, other intangible assets—net and investments in privately held companies at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

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

3.     INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$13,042	$18,924
Finished goods	64,249	87,963
Inventory	$77,291	$106,887

Inventory includes finished goods held by distributors where revenue is recognized on a sell-through basis of $0.1 million and $1.0 million as of December 31, 2017 and 2016, respectively. Inventory also includes materials at contract manufacturers of $2.6 million and $6.1 million as of December 31, 2017 and 2016, respectively.

4.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Building and building improvements	$133,212	$49,783
Computer equipment and software	79,911	65,323
Land	65,583	35,079
Leasehold improvements	20,777	18,699
Evaluation units	20,087	20,173
Furniture and fixtures	14,705	13,995
Construction-in-progress	6,275	4,669
Total property and equipment	340,550	207,721
Less: accumulated depreciation	(95,155)	(70,472)
Property and equipment—net	$245,395	$137,249

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $46.9 million, $39.2 million and $28.4 million in 2017, 2016 and 2015, respectively.

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

5.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $12.1 million and $10.3 million as of December 31, 2017 and 2016, respectively. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of December 31, 2017, no events have occurred that would adversely affect the carrying value of these investments.

As of December 31, 2017, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The VIEs are not required to be consolidated in our consolidated financial statements.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We accounted for this transaction as a business combination in accordance with ASC Topic 805. We expensed acquisition-related costs of $1.7 million in general and administrative expenses. The total purchase price was allocated to Meru’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

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

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of December 31, 2017, we had goodwill of $14.6 million. There were no impairments to goodwill during 2017 or during prior periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—net

The following tables present other intangible assets—net as of December 31, 2017 and 2016 (in thousands, except years):

	December 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$13,750	$10,234
Customer relationships	4.7	14,500	10,079	4,421
		38,484	23,829	14,655

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$23,829	$16,255

	December 31, 2016
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$23,984	$8,750	$15,234
Customer relationships	4.7	14,500	6,506	7,994
		38,484	15,256	23,228

Indefinite-lived intangible assets:
In-process research and development		1,600	—	1,600
Total other intangible assets—net		$40,084	$15,256	$24,828

The in-process research and development intangible asset of $1.6 million is expected to be completed in the first quarter of 2018. Upon completion, the cost will be transferred to developed technology and will be amortized over the remaining estimated useful life of the asset. Amortization expense was $8.6 million, $9.3 million, and $3.2 million in 2017, 2016 and 2015, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in thousands):

Amount
Years:
2018	$6,885
2019	5,407
2020	2,363
Total	$14,655

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of RSUs, stock options and the ESPP. Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$31,399	$32,187	$7,987

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	174,315	172,621	170,385
Diluted shares:
Weighted-average common stock outstanding-basic	174,315	172,621	170,385
Effect of potentially dilutive securities:
RSUs	2,287	1,891	2,260
Stock options	1,426	1,757	3,427
ESPP	51	69	69
Weighted-average shares used to compute diluted net income per share	178,079	176,338	176,141
Net income per share:
Basic	$0.18	$0.19	$0.05
Diluted	$0.18	$0.18	$0.05

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
RSUs	1,418	3,319	1,393
Stock options	1,031	1,024	382
ESPP	156	159	94
	2,605	4,502	1,869

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     RESTRUCTURING CHARGES

In 2016 and 2015, we implemented plans to restructure and further improve efficiencies in our operations due primarily to acquisitions of Meru and AccelOps. Restructuring charges related to these plans consisted primarily of employee severance and other one-time benefits paid in cash and are included in operating expense in the consolidated statements of operations. The restructuring reserve was included in accrued liabilities on the consolidated balance sheet as of December 31, 2017 and 2016. The restructuring activities were completed by the end of the third quarter of 2017.

Activities related to the restructuring actions are summarized as follows (in thousands):

	Employee Severance and Other Benefits	Contract Terminations and Other Charges	Total
Costs incurred	$7,109	$491	$7,600
Less cash payments	(3,104)	(71)	(3,175)
Less non-cash items	(316)	(191)	(507)
Balance as of December 31, 2015	3,689	229	3,918
Costs incurred	3,246	751	3,997
Less cash payments	(5,933)	(664)	(6,597)
Less non-cash items	(89)	(78)	(167)
Balance as of December 31, 2016	913	238	1,151
Costs incurred	294	46	340
Less cash payments	(1,207)	(284)	(1,491)
Less non-cash items	—	—	—
Balance as of December 31, 2017	$—	$—	$—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$56,871	$16,020	$13,193	$10,597	$6,346	$4,157	$6,558
Inventory purchase commitments	97,170	97,170	—	—	—	—	—
Total	$154,041	$113,190	$13,193	$10,597	$6,346	$4,157	$6,558

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $16.7 million, $18.9 million and $13.8 million for 2017, 2016 and 2015, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2017, we had $97.2 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2017, we had $6.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

In October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act. We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter.

In December 2015, we received $9.0 million from a third-party for a release of claims. In addition, we agreed to a three-year covenant-not-to-sue. Of the $9.0 million consideration received, $2.0 million was used to offset contingent legal fees incurred in connection with the litigation and the remaining $7.0 million was deferred, with the short-term portion recorded as accrued liabilities and the long-term portion recorded as other liabilities in the consolidated balance sheet. The deferral is recognized ratably through 2018 as an offset to general and administrative expenses in the consolidated statement of operations.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement, that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, there have been no material awards under such indemnification provisions.

11.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the ESPP, as well as an equity plan assumed through the Meru acquisition. Under these plans, we have granted (or, in the case of the acquired plan, we have assumed) stock options and RSUs.

Stock Plans—Our board of directors adopted the 2000 Plan in 2000 and the 2008 Plan in 2008. The plans include both incentive and non-statutory stock options, which allowed us to grant options to purchase common stock to employees, directors, and contractors. During 2017, 2016 and 2015, we issued no stock options under these plans. As of December 31, 2015, no shares remain available for grant under these plans.

2009 Equity Incentive Plan—In 2009, our board of directors approved the 2009 Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs and performance stock units. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9.0 million shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21.0 million shares. The shares may be authorized but unissued or reacquired, common stock. The number of shares available for issuance under the 2009 Plan is increased on the first day of each year beginning with 2011, in an amount equal to the lesser of (i) 14.0 million shares (as adjusted in connection with the stock split effected in June 2011), (ii) 5% of the outstanding shares on the last day of the immediately preceding year or (iii) such number of shares determined by our board of directors. Under the 2009 Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

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

Meru 2010 Equity Incentive Plan—In connection with the Meru acquisition, we assumed and exchanged Meru’s outstanding RSUs with an estimated fair value of $2.0 million. Of the total estimated fair value, $0.5 million relating to earned equity awards was allocated to the purchase price and the remainder relating to future services is being recognized over the remaining service period. No new equity awards can be granted under the assumed plan. As of December 31, 2017, RSUs representing 584 shares of common stock were outstanding under the awards assumed through the acquisition of Meru.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2017, there were a total of 49,869,569 shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in thousands, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2014	6,291	$22.93
Granted	6,303	39.04
Forfeited	(1,029)	31.78
Vested	(2,308)	22.74
Balance—December 31, 2015	9,257	32.97
Granted	5,551	27.96
Forfeited	(1,673)	32.03
Vested	(3,626)	30.45
Balance—December 31, 2016	9,509	31.01
Granted	4,200	37.60
Forfeited	(1,254)	34.12
Vested	(3,939)	29.42
Balance—December 31, 2017	8,516	$34.79

As of December 31, 2017, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $249.2 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.57 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Shares withheld for taxes	1,234	1,203	761
Amount withheld for taxes	$45,137	$38,266	$28,871

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2017	2016	2015
Expected term in years	4.4	4.3	4.3
Volatility	36%	42%	39%
Risk-free interest rate	1.9%	1.1%	1.6%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in thousands, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2014	10,702	$14.98
Granted	819	39.50
Forfeited	(150)	28.67
Exercised	(4,403)	11.10
Balance—December 31, 2015	6,968	20.03
Granted	1,468	25.65
Forfeited	(268)	34.82
Exercised	(1,981)	10.45
Balance—December 31, 2016	6,187	23.79
Granted	555	37.34
Forfeited	(209)	31.75
Exercised	(2,209)	19.19
Balance—December 31, 2017	4,324	$27.50
Options vested and expected to vest—December 31, 2017	4,324	$27.50	3.18	$70,853
Options exercisable—December 31, 2017	2,908	$25.46	2.07	$53,569

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2017, for all in-the-money stock options. As of December 31, 2017, total compensation expense related to unvested stock options granted to employees but not yet recognized was $13.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.4 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted-average fair value per share granted	$12.15	$9.14	$13.20
Intrinsic value of options exercised	42,666	40,306	113,786
Fair value of options vested	8,102	5,444	10,943

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2017, as follows (in thousands, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.94–19.94	29	2.85	$19.94	29	$19.94
20.13–24.92	2,164	2.79	22.43	1,596	21.94
26.49–26.70	912	1.18	26.70	906	26.70
31.39–33.31	461	4.80	32.71	239	32.79
36.70–48.83	758	5.72	40.13	138	46.56
	4,324			2,908

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term in years	0.5	0.5	0.5
Volatility	29%	39%	30%
Risk-free interest rate	0.9%	0.4%	0.2%
Dividend rate	—%	—%	—%

Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted-average fair value per share granted	$8.73	$7.68	$9.56
Shares issued under the ESPP	1,135	1,151	764
Weighted-average price per share issued	$29.52	$21.01	$24.30

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in thousands):

December 31, 2017
Outstanding stock options and RSUs	12,840
Reserved for future equity award grants	46,939
Reserved for future ESPP issuances	2,931
Total common stock reserved for future issuances	62,710

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of product revenue	$1,380	$1,200	$973
Cost of service revenue	9,503	8,771	7,121
Research and development	32,194	30,120	24,555
Sales and marketing	77,994	68,113	49,436
General and administrative	16,112	14,219	13,003
Total stock-based compensation expense	$137,183	$122,423	$95,088

The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2017	2016	2015
RSUs	$119,764	$107,124	$77,262
Stock options	7,341	6,596	11,425
ESPP	10,078	8,703	6,401
Total stock-based compensation expense	$137,183	$122,423	$95,088

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit associated with stock-based compensation	$30,943	$29,190	$25,189

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In 2016 and 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $700.0 million, respectively, to a total of $1.0 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2017, we repurchased 11.2 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $446.3 million. As of December 31, 2017, $442.8 million remained available for future share repurchases under the Repurchase Program.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     INCOME TAXES

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(40,709)	$(49,707)	$(37,437)
Foreign	164,703	92,855	54,442
Total income before income taxes	$123,994	$43,148	$17,005

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$34,739	$7,904	$9,864
State	816	803	(136)
Foreign	27,688	17,829	13,683
Total current	$63,243	$26,536	$23,411
Deferred:
Federal	$39,103	$(10,037)	$(9,383)
State	(9,333)	(4,861)	(2,988)
Foreign	(418)	(677)	(2,022)
Total deferred	29,352	(15,575)	(14,393)
Provision for income taxes	$92,595	$10,961	$9,018

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory tax rate	$43,398	$15,096	$5,951
Foreign income taxed at different rates	(19,536)	(13,681)	(11,225)
Foreign withholding taxes	17,445	14,998	10,962
Stock-based compensation expense	9,502	10,010	6,369
Foreign tax credit	(12,795)	(34,992)	(6,901)
State taxes—net of federal benefit	(3,505)	(4,252)	(2,454)
Research and development credit	(4,009)	(2,713)	(3,529)
Dividend distribution	—	27,295	9,647
Impact of the 2017 Tax Act:
Deferred tax asset remeasurement due to reduction in the federal corporate income tax rate	47,878	—	—
One-time transition tax	15,222	—	—
Other	(1,005)	(800)	198
Total provision for income taxes	$92,595	$10,961	$9,018

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock option grants to certain foreign employees, offset by the actual tax benefits in the current periods from disqualifying dispositions of shares held by our U.S. employees. For stock options exercised by our U.S. employees, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. In 2017, the excess tax benefits of $13.5 million were recognized in income tax provision due to the adoption of ASU 2016-09. In 2016, the excess tax benefits of $10.8 million were recognized in income tax provision. For 2015, income tax payable was reduced by excess tax benefits from the exercise or vesting of stock-based awards of $1.3 million.

In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

Consistent with the guidance issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, we provisionally recorded a $47.9 million expense on the remeasurement of deferred tax assets due to the reduction of federal corporate income tax rate, and a $15.2 million expense for the one-time transition tax on deemed repatriation. We are able to make a reasonable estimate of the transition tax. However, we are continuing to gather additional information to more precisely compute the amount of the transition tax.

The 2017 Tax Act creates a new requirement that global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We have not yet made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

During 2016, we repatriated $55.0 million of foreign earnings and profits. A decision was made to bring this cash back to the United States as it carried a foreign tax credit of $22.3 million. Our 2015 income tax provision reflected a $1.2 million tax benefit due to a recent U.S. Tax Court opinion involving an independent third party filed on July 27, 2015. Based on the findings of the U.S. Tax Court, we recognized the tax benefit for excluding the share-based compensation from intercompany charges in prior periods. During 2015, we completed a corporate reorganization to convert our Canadian company to a branch of our U.S. company resulting on a $27.6 million deemed dividend distribution. The tax impact of the Canadian deemed dividend distribution of $9.6 million was partially offset by an additional tax benefit of $6.4 million due to the deferred tax benefit of the Canadian stock based compensation expense.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
General business credit carryforward	$49,854	$62,705
Deferred revenue	37,432	41,877
Nondeductible reserves and accruals	22,966	27,029
Net operating loss carryforward	15,670	24,348
Stock-based compensation expense	12,265	20,943
Depreciation and amortization	8,753	5,776
Other	(8)	67
Total deferred tax assets	$146,932	$182,745

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

As of December 31, 2017, we had $42.4 million in federal net operating loss carryforwards to offset future income, which is limited by Section 382 of the Internal Revenue Code (“Section 382”) due to the acquisition of Meru and AccelOps. With the acquisition of Meru, we had $22.6 million in federal net operating loss carryforwards which is limited by Section 382 available from year 2020. With the acquisition of AccelOps, we had $19.9 million in federal net operating loss carryforwards which is limited by Section 382 available from year 2016. We had $25.6 million federal tax credits to offset future federal taxes. As of December 31, 2017, we had $36.7 million in California net operating loss carryforwards. With the acquisition of Meru and AccelOps, we also had $22.1 million and $14.6 million in California net operating loss carryforwards, respectively, which is subject to Section 382 limitation. We had state tax credit carryforwards of $21.7 million available to offset our future state taxes. The state credits carry forward indefinitely.

We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. For those investments from which we were not able to make a reasonable estimate, we have not recorded any deferred taxes. We will record the tax effects of any change in our prior assertion with respect to these investments, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable, in the period that we are first able to make a reasonable estimate, no later than December 2018.

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2021, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds.

As of December 31, 2017, we had $72.5 million of unrecognized tax benefits, of which, if recognized, $70.8 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2017, 2016 and 2015, accrued interest and penalties were $13.5 million, $9.5 million and $5.5 million, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of year	$65,534	$59,672	$44,151
Gross increases for tax positions related to the current year	13,166	4,837	17,478
Gross decreases for tax positions related to the current year	(10,747)	—	—
Gross increases for tax positions related to the prior year	7,049	1,762	8,319
Gross decreases for tax positions related to prior year	(874)	(737)	(9,207)
Gross decreases for tax positions related to expiration of statute of limitations	(1,584)	—	(1,069)
Unrecognized tax benefits, end of year	$72,544	$65,534	$59,672

As of December 31, 2017, 2016 and 2015, $90.2 million, $68.6 million and $60.6 million, respectively, of the amounts reflected above were recorded as Income tax liabilities—non-current in our consolidated balance sheet.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $12.0 million in the next 12 months, primarily due to the lapse of the statute of limitations and audit settlement. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2012. We have closed the Internal Revenue Service audit for tax years 2012, 2013 and 2014 at the field level. This audit included a refund claim for $6.5 million, which was approved in the audit process. This refund claim was sent to the Joint Committee in Washington for the final review on January 18, 2018, and was approved on January 31, 2018 and will result in a benefit to the tax provision in 2018 by approximately $3.0 million. In addition, the tax authorities in France are examining the intercompany relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In May 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2017, 2016 and 2015 were $4.7 million, $4.4 million and $3.5 million, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in thousands):

	Year Ended December 31,
Revenue	2017	2016	2015
Americas:
United States	$496,967	$426,406	$347,905
Latin America (“LATAM”)	92,081	66,026	54,124
Canada (1)	53,283	44,274	33,253
Total Americas	642,331	536,706	435,282
Europe, Middle East and Africa (“EMEA”)	554,569	477,393	366,018
Asia Pacific (“APAC”)	298,030	261,344	207,968
Total revenue	$1,494,930	$1,275,443	$1,009,268

(1) Certain amounts in the prior periods in Canada were reclassified to the United States to conform with the 2017 presentation as a result of a change in the bill-to address of a customer.

Property and Equipment—net	December 31, 2017	December 31, 2016
Americas:
United States	$115,606	$96,414
Canada	103,787	12,881
LATAM	342	607
Total Americas	219,735	109,902
EMEA:
France	11,846	13,241
Other EMEA	5,836	6,391
Total EMEA	17,682	19,632
APAC	7,978	7,715
Total property and equipment—net	$245,395	$137,249

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss for 2017 and 2016 (in thousands):

	December 31, 2017
	Unrealized Losses on Investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1,179)	$414	$(765)
Other comprehensive loss before reclassifications	(938)	248	(690)
Amounts reclassified from accumulated other comprehensive loss	845	(237)	608
Net current-period other comprehensive loss	(93)	11	(82)
Ending balance	$(1,272)	$425	$(847)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
	Unrealized Losses on Investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1,437)	$504	$(933)
Other comprehensive income before reclassifications	255	(89)	166
Amounts reclassified from accumulated other comprehensive loss	3	(1)	2
Net current-period other comprehensive income	258	(90)	168
Ending balance	$(1,179)	$414	$(765)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in Other income (expense)—net and in Provision for income taxes, respectively.

16.     RELATED PARTY TRANSACTIONS

The son of one member of our board of directors is a partner of an outside law firm that we utilize for certain complex litigation matters. Expenses for legal services provided by the law firm related to matters that arose subsequent to the member joining our board of directors were $1.1 million, $0.4 million and $7.2 million in 2017, 2016 and 2015, respectively. Of such amounts, $2.5 million was incurred under contingent fee arrangements in 2015. There were no expenses incurred under contingent fee arrangements in 2017 and 2016. Amounts due and payable to the law firm were $0.2 million and $0.1 million as of December 31, 2017 and December 31, 2016, respectively.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2018

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2017, 2016 and 2015, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Sales Returns Reserve and Allowance for Doubtful Accounts:
Beginning balance	$11,235	$6,228	$6,204
Charged to costs and expenses, net of deductions	3,268	5,007	24
Ending balance	$14,503	$11,235	$6,228

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(b) Exhibits:

The exhibit list in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	3.2

3.2	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.1

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.10†	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.11†	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.3

10.12†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.13†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.14†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.15†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.15

10.16†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.16

10.17†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.17

10.18†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.18

10.19†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.20†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.21†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

10.22†*	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen

10.23†*	Change of Control Severance Agreement, dated as of February 4, 2016, between the Company and Keith Jensen

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2018.

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Keith Jensen, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 26, 2018
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Interim Chief Financial Officer	February 26, 2018
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 26, 2018
Michael Xie

/s/ Peter D. Cohen	Director	February 26, 2018
Peter D. Cohen

/s/ Ming Hsieh	Director	February 26, 2018
Ming Hsieh

/s/ Gary Locke	Director	February 26, 2018
Gary Locke

/s/ William H. Neukom	Director	February 26, 2018
William H. Neukom

/s/ Christopher B. Paisley	Director	February 26, 2018
Christopher B. Paisley

/s/ Judith Sim	Director	February 26, 2018
Judith Sim