Form 10-K/A
period 2017-12-31
FORTINET INC
filed 2018-04-30
CIK 1262039

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “Fortinet,” “company,” “we,” “us” and “our” in this document refer to Fortinet, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

FORTINET, INC.

FORM 10-K/A

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names of the members of our Board of Directors (the “Board of Directors”) and our executive officers, their respective ages, their positions with Fortinet (as applicable) and other biographical information as of March 31, 2018, are set forth below.

Messrs. Ken Xie and Michael Xie are brothers. There are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Ken Xie	55	Chief Executive Officer and Chairman of the Board of Directors
Michael Xie	49	President, Chief Technology Officer and Director
Keith Jensen (1)	59	Interim Chief Financial Officer
John Whittle	49	Vice President of Corporate Development, General Counsel and Corporate Secretary
Peter D. Cohen (2) (3)	51	Director
Ming Hsieh (2) (4)	62	Director
Gary Locke (3) **	68	Director
William H. Neukom (2) (3) *	76	Director
Christopher B. Paisley (2) (4) ***†	65	Director
Judith Sim (2) (3)	49	Director

(1)	Andrew Del Matto resigned as Fortinet’s Chief Financial Officer in February 2018, at which time the Board of Directors appointed Mr. Jensen to serve as Interim Chief Financial Officer.
(2)	Member of the Human Resources Committee.
(3)	Member of the Governance Committee.
(4)	Member of the Audit Committee.
*	Chairman of the Human Resources Committee.
**	Chairman of the Governance Committee.
***	Chairman of the Audit Committee.
†	Lead Independent Director.

Ken Xie has served as our Chief Executive Officer and a member of our Board of Directors since he co-founded Fortinet in October 2000. He previously served as our President until November 2013. Prior to co-founding Fortinet, Mr. Ken Xie was the Founder, President and Chief Executive Officer of NetScreen Technologies, Inc., a provider of network security products, which was acquired by Juniper Networks, Inc. in April 2004. Additionally, Mr. Ken Xie was Chief Executive Officer of SIS, Inc. and is a member of the National Academy of Engineering. In addition to our Board of Directors, Mr. Ken Xie has served on the board of directors of TeleNav, Inc. since July 2012. Mr. Ken Xie received a B.S. and an M.S. in electrical engineering from Tsinghua University in China and an M.S. in electrical engineering from Stanford University.

Mr. Ken Xie has more than 25 years of technical and management experience in the networking and security industries, which includes his roles as a founder of Fortinet, NetScreen and SIS and as President and Chief Executive Officer of each of the foregoing companies. The Board of Directors also believes Mr. Ken Xie provides valuable perspective and experience as a co-founder of Fortinet and one of its largest stockholders.

Michael Xie has served as our President and Chief Technology Officer since November 2013 and as a member of our Board of Directors since February 2001. He previously served as our Vice President of Engineering and Chief Technology Officer after co-founding Fortinet in October 2000. Prior to co-founding Fortinet, he held positions as Vice President of Engineering for ServGate Technologies, Inc., a network security provider that was acquired by Amarium Technologies, Inc. in April 2006, Software Director and Architect for NetScreen and Senior Software Engineer for Milkyway Networks Corporation, a network security solutions provider. Mr. Michael Xie has an M.S. in electrical engineering from the University of Manitoba in Canada, as well as a B.S. and an M.S. in automobile engineering from Tsinghua University in China.

Mr. Michael Xie has more than 20 years of technical and operational experience in the network security industry, which includes positions as the President and Chief Technology Officer of Fortinet, the Vice President of Engineering of ServGate and the Software Director and Architect of NetScreen. The Board of Directors believes that Mr. Michael Xie’s deep technical knowledge is invaluable in developing and improving Fortinet’s technology and network security products. The Board of Directors also believes Mr. Michael Xie provides valuable perspective and experience as a co-founder of Fortinet and one of its largest stockholders.

Keith Jensen has served as our Interim Chief Financial Officer since February 2018, and has served as our Chief Accounting Officer since July 2015. Prior to that, Mr. Jensen served as our Vice President of Finance and Corporate Controller from May 2014 to July 2015. From November 2012 to May 2014, Mr. Jensen served in various positions at DataDirect Networks, Inc., a data storage provider, including as its Chief Accounting Officer and Chief Administrative Officer. From February 2006 to November 2012, Mr. Jensen served in various positions at Sybase, Inc. (which was acquired by SAP America, Inc. in July 2010), an enterprise software and services company, including as Sybase’s Chief Financial Officer and Chief Accounting Officer. Prior to Sybase, from October 1999 to January 2006, Mr. Jensen served as Chief Financial Officer of Dorado Network Systems Corporation, a provider of software solutions to financial service companies. Mr. Jensen also previously held several positions with Coopers & Lybrand, including audit manager. Mr. Jensen holds a B.S. in Business from California State University, Sacramento.

John Whittle has served as our Vice President and General Counsel since October 2006, Corporate Secretary since January 2007 and Vice President of Corporate Development since October 2010. From March 2006 to October 2006, Mr. Whittle was Vice President and General Counsel for Ingres Corporation, an open source database company formed by a divestiture from Computer Associates. Prior to working at Ingres, from January 2000 to March 2005, Mr. Whittle was Vice President and General Counsel for Corio, Inc., an enterprise application services provider. Mr. Whittle worked from March 2005 to March 2006 with International Business Machines Corporation following its acquisition of Corio. Prior to joining Corio, Mr. Whittle was an attorney at the law firm of Wilson Sonsini Goodrich & Rosati, P.C. from 1996 to 2000, representing technology companies in general corporate matters and initial and follow-on public offerings. Mr. Whittle holds a B.A. in history from the University of Virginia and a J.D. from Cornell University Law School.

Peter D. Cohen has served as a member of our Board of Directors since July 2017. Since January 2016, Mr. Cohen has served as the Chief Executive Officer of Xendota, Inc., a cloud technology strategy and research company that Mr. Cohen co-founded. Since June 2014, Mr. Cohen has provided technology and business advisory services to various cloud computing companies. From May 2008 to June 2014, Mr. Cohen was the Director of Strategic Business Development and Corporate Development for Amazon Web Services, Inc., a cloud computing and infrastructure company. From September 2003 to May 2008, Mr. Cohen served in senior business and technical roles for AWS as a founding member of the company. Since August 2017, Mr. Cohen has also served as a strategic advisor to Bespin Global Co, Ltd., a cloud IT solutions company. Mr. Cohen received a B.A. in Slavic Languages and Literature from the University of Virginia in 1989.

Mr. Cohen has extensive knowledge and leadership experience in cloud computing and technology companies.

Ming Hsieh has served as a member of our Board of Directors since April 2013. Mr. Hsieh has served as the Chairman and Chief Executive Officer of Fulgent Therapeutics Inc., a cancer drug research and development company, since September 2012. From October 2010 to June 2012, Mr. Hsieh served as the President of 3M Cogent, Inc., a provider of global biometric identification solutions, following the acquisition of Cogent, Inc. by 3M Company in 2010. Prior to the acquisition, Mr. Hsieh served as the Chief Executive Officer, President and Chairman of the board of directors of Cogent since founding Cogent in 1990. Prior to that, Mr. Hsieh was a research and development engineer at International Rectifier Corporation, a manufacturer of semiconductors, from 1985 to 1987. Mr. Hsieh received a B.S.E.E. from the University of Southern California in 1983 and an M.S.E.E. from University of Southern California in 1984.

Mr. Hsieh has leadership, operational and executive experience by serving as Chief Executive Officer, President and Chairman of the board of directors of Cogent.

Gary Locke has served as a member of our Board of Directors since September 2015. Mr. Locke is the chairman of Locke Global Strategies LLC, through which he provides strategic advice and consulting services to businesses in the United States and China. Mr. Locke is the former Governor of the State of Washington, serving two consecutive terms from 1997 to 2005. With more than 20 years of public service leadership, Mr. Locke brings extensive knowledge on corporate and global issues related to the cybersecurity challenges of government organizations. From 2009 to 2011, Mr. Locke was the United States Secretary of Commerce. He also served as the United States Ambassador to China from 2011 until 2014. Since February 2016, Mr. Locke has served on the board of directors of AMC Entertainment Holdings, Inc., an American movie theater chain. In addition to his public service, Mr. Locke has extensive experience in international law and government relations. Mr. Locke received a B.A. in political science from Yale University and a J.D. from Boston University.

Mr. Locke has committed more than 20 years to public service and has extensive leadership and executive experience from his roles as the Governor of Washington, Secretary of Commerce and U.S. Ambassador to China.

William H. Neukom has served as a member of our Board of Directors since January 2013. Mr. Neukom is the Founder and Chief Executive Officer of the World Justice Project, an organization devoted to promoting the rule of law throughout the world. He is a retired partner in the Seattle office of the international law firm K&L Gates LLP and is a lecturer at Stanford Law School, where he teaches a seminar on the rule of law. He is a member of the Dean’s Council at Stanford Law School and was its chair from 2012 to 2015. Mr. Neukom was the Chief Executive Officer of the San Francisco Giants major league baseball team from 2008 to 2011, and served as its Chairman Emeritus during 2012. He is a trustee emeritus of Dartmouth College, having served as chair of the board from 2004 to 2007, and was president of the American Bar Association from 2007 to 2008. Mr. Neukom was previously the lead lawyer for Microsoft Corporation for nearly 25 years, managing its legal, government affairs and philanthropic activities. He retired from Microsoft as its Executive Vice President of Law and Corporate Affairs in 2002, when he returned to Preston, Gates & Ellis LLP and served as the firm’s chairman from 2003 until its merger with Kirkpatrick & Lockhart Nicholson Graham LLP in 2007. Mr. Neukom also serves on the board of several not-for-profit organizations. Mr. Neukom earned an A.B. from Dartmouth College and an LL.B. from Stanford University.

Mr. Neukom has business leadership, operational, legal and executive experience as a result of his service as Managing General Partner and Chief Executive Officer of San Francisco Baseball Associates, as President of the American Bar Association, as a partner at an international law firm and as the Executive Vice President of Law and Corporate Affairs for Microsoft. The Board of Directors believes that Mr. Neukom, with his experience with the technology industry and his expertise in legal, governance and compliance matters, brings a unique and valuable perspective to the Board of Directors.

Christopher B. Paisley has served as a member of our Board of Directors since February 2004 and as our Lead Independent Director since July 2012. Since January 2001, Mr. Paisley has served as the Dean’s Executive Professor of Accounting at the Leavey School of Business at Santa Clara University. Mr. Paisley also serves as lead independent director of Equinix, Inc., a provider of network colocation, interconnection and managed services, a member of the board of directors of Fitbit, Inc., a connected health and fitness company, and a member of the board of directors of Ambarella, Inc., a developer of low-power, high-definition video compression and image processing semiconductors. Mr. Paisley previously served as a director of Volterra Semiconductor, Inc., a provider of power management semiconductors, from April 2000, including as its Chairman of the Board of Directors from August 2007, until its acquisition by Maxim Integrated Products, Inc. in October 2013, a director of Bridge Bank from August 2011 until June 2015, a director of Control4, a home automation company, from May 2006 until August 2015 and a director of YuMe, Inc., a provider of digital video brand advertising solutions, from November 2012 until its acquisition by RhythmOne plc in February 2018. Mr. Paisley holds a B.A. in business economics from the University of California at Santa Barbara and an M.B.A. from the Anderson School at the University of California at Los Angeles.

Mr. Paisley has developed expertise in finance, including accounting and financial reporting, as a Chief Financial Officer of 3Com Corporation and in other finance roles and currently as a professor in the field of accounting and finance. Mr. Paisley also has over 15 years of outside board experience at the aforementioned companies and numerous other public and private companies.

Judith Sim has served as a member of our Board of Directors since June 2015. Ms. Sim joined Oracle Corporation in 1991 and has held various customer-related and marketing positions at Oracle, including as its Chief Marketing Officer since 2005. Ms. Sim received a B.S. in dietetics from the University of California at Davis.

Ms. Sim has leadership and executive experience from her position as head of marketing programs at Oracle, including experience in field marketing, corporate communications, global customer programs, advertising, campaigns, events and corporate branding.

See “—Corporate Governance” and “Executive Compensation—Compensation of Directors” below for additional information regarding the Board of Directors.

Corporate Governance

Code of Business Conduct and Ethics

The Board of Directors sets high standards for Fortinet’s employees, officers and directors. Fortinet is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout Fortinet and managing its affairs consistently with high principles of business ethics. Accordingly, Fortinet has adopted a Code of Business Conduct and Ethics, which is applicable to our and our subsidiaries’ directors, officers and employees. The Code of Business Conduct and Ethics is available on Fortinet’s website at investor.fortinet.com/corporate-governance.cfm. Fortinet will disclose on its website any amendments to, or waivers of, the Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC (“Nasdaq”).

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines to establish the corporate governance policies which provide a structure within which the Board of Directors and management can effectively pursue Fortinet’s objectives for the benefit of our stockholders. The Corporate Governance Guidelines are available on Fortinet’s website at investor.fortinet.com/corporate-governance.cfm.

Majority Voting Standard for Director Elections and Director Resignation Policy

Our bylaws provide for a majority voting standard for uncontested elections of directors and require that stockholder director nominations include a written statement as to whether the nominee intends to tender an irrevocable resignation upon such nominee’s election or re-election. The majority voting standard provides that, in uncontested director elections, a director nominee will be elected only if the number of votes cast FOR the nominee exceeds the number of votes cast AGAINST the nominee. In addition, our Corporate Governance Guidelines address, among other provisions, the “holdover” director situation under the Delaware General Corporation Law (pursuant to which a director remains on the board of directors until such director’s successor is elected and qualified), by requiring each incumbent nominee to submit an irrevocable contingent resignation letter prior to the annual meeting of stockholders in which such election is to take place. Such resignation becomes effective only upon (a) such nominee’s failure to receive the requisite number of votes for re-election at any future meeting at which such person would face re-election and (b) the Board of Directors’ acceptance of such resignation. If the nominee does not receive the requisite number of votes for re-election, the Governance Committee will make a recommendation to the Board of Directors as to whether to accept or reject the resignation, or whether other action should be taken. The Board of Directors will act on the Governance Committee’s recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date of the certification of the election results.

Director Independence

The Board of Directors has determined that, with the exception of Messrs. Ken Xie and Michael Xie, who are employees of Fortinet, all of the current members of the Board of Directors are “independent directors” as that term is defined in Nasdaq’s listing standards.

Board Meetings and Committees

During fiscal 2017, the Board of Directors held 16 meetings. Each director attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings held by all committees of the Board of Directors on which such director served during the past fiscal year. The Board of Directors has three standing committees: the Audit Committee, the Human Resources Committee and the Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Messrs. Hsieh and Paisley and Ms. Sim, each of whom is “independent” as such term is defined for audit committee members by the listing standards of Nasdaq and the rules of the SEC. Mr. Paisley is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Paisley is an “audit committee financial expert,” as defined in the rules of the SEC.

The Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
•	evaluating the qualifications, performance and independence of our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results;
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement; and
•	reviewing and overseeing related-person transactions.

The Audit Committee held eight meetings during fiscal 2017. The Audit Committee has adopted a written charter approved by the Board of Directors, which is available on Fortinet’s website at investor.fortinet.com/corporate-governance.cfm.

Human Resources Committee

The Human Resources Committee is currently comprised of Messrs. Cohen, Hsieh, Neukom and Paisley, each of whom qualifies as an independent director under the listing standards of Nasdaq. Mr. Neukom is currently the Chairman of the Human Resources Committee. The Human Resources Committee was formerly known as the Compensation Committee and was renamed by the Board of Directors during fiscal 2017.

The Human Resources Committee is responsible for, among other things:

•	reviewing and approving for our executive officers: their annual base salary, annual incentive bonus, equity compensation and other benefits, compensation or arrangements;
•	reviewing and recommending compensation goals and objectives, and bonus and stock compensation criteria for our executive officers;
•	preparing the Human Resources Committee Report that the SEC requires to be included in our annual proxy statement; and
•	administering our equity compensation plans.

See “Executive Compensation—Compensation Discussion and Analysis” and “Executive Compensation—Compensation of Directors” for a description of Fortinet’s processes and procedures for the consideration and determination of executive officer and director compensation.

The Human Resources Committee held four meetings during fiscal 2017. The Human Resources Committee has adopted a written charter approved by the Board of Directors, which is available on Fortinet’s website at investor.fortinet.com/corporate-governance.cfm.

Governance Committee

The Governance Committee is currently comprised of Messrs. Cohen, Locke and Neukom and Ms. Sim, each of whom qualifies as an independent director under the listing standards of Nasdaq. Mr. Locke is the Chairman of the Governance Committee. The Governance Committee was formerly known as the Nominating and Corporate Governance Committee and was renamed by the Board of Directors during fiscal 2017.

The Governance Committee is responsible for, among other things:

•	assisting the Board of Directors in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to the Board of Directors;
•	reviewing developments in corporate governance practices and developing and recommending corporate governance guidelines;
•	overseeing the evaluation of the Board of Directors; and
•	recommending members for each committee of the Board of Directors.

The Governance Committee will consider recommendations of candidates for the Board of Directors submitted by stockholders of Fortinet; see “Process for Recommending Candidates for Election to the Board of Directors” below.

The Governance Committee held three meetings during fiscal 2017. The Governance Committee has adopted a written charter approved by the Board of Directors, which is available on Fortinet’s website at investor.fortinet.com/corporate-governance.cfm.

Board Leadership Structure

Our Corporate Governance Guidelines provide the Board of Directors with flexibility to select the appropriate leadership structure depending on what the Board of Directors determines is in Fortinet’s best interests at a given time. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of our stockholders. A copy of our Corporate Governance Guidelines is available on our website at investor.fortinet.com/corporate-governance.cfm.

Mr. Paisley currently serves as our Lead Independent Director and Mr. Ken Xie serves as our Chairman and Chief Executive Officer. In addition to the duties of all members of the Board of Directors, Mr. Paisley’s principal responsibilities as our Lead Independent Director are to: preside over executive sessions of the Board of Directors; review and comment on the agenda for meetings of the Board of Directors in consultation with the Chairman and Chief Executive Officer and other members of the Board of Directors; act as principal liaison between the independent directors and the Chairman and Chief Executive Officer on sensitive issues; raise issues with management on behalf of the independent directors when appropriate; and assess the quality, quantity and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties.

The Board of Directors believes that the current leadership structure provides an appropriate balance between strong leadership from our Chairman and Chief Executive Officer and oversight by independent directors. In particular, this structure capitalizes on the expertise and experience of Messrs. Ken Xie and Paisley as it permits Mr. Xie to serve as a bridge between the Board of Directors and management, helping both to act with a common purpose, and providing critical leadership for carrying out our strategy and confronting challenges, while Mr. Paisley ensures independence of the Board of Directors from management and as Lead Independent Director can call and chair meetings of the independent directors separate and apart from the Chairman. The Board of Directors also believes that there may be other advantages to having a Lead Independent Director for matters such as communications and relations between the Board of Directors, the Chief Executive Officer and the other members of our senior management, and in assisting the Board of Directors in reaching consensus on particular strategies and policies. Messrs. Ken Xie and Michael Xie, as the only two management directors, do not participate in sessions of non-management directors, and non-management directors meet regularly in executive session without management.

Board’s Role in Risk Oversight

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk management is not only understanding the most significant risks that Fortinet faces and what steps management is taking to manage those risks but also understanding what level of risk is appropriate for Fortinet. The involvement of the full Board of Directors in reviewing Fortinet’s business is an integral aspect of its assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for Fortinet.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board of Directors also have responsibility for risk management. The charter of the Audit Committee provides that one of the Audit Committee’s responsibilities is oversight of certain compliance matters. In addition, in setting compensation, the Human Resources Committee strives to create incentives that encourage a level of risk-taking consistent with Fortinet’s business strategy and to encourage a focus on building long-term value at Fortinet. The Board also directly oversees certain strategic risks to Fortinet and other risk areas not delegated to one of its committees, including risks related to data privacy and cybersecurity.

At periodic meetings of the Board of Directors and its committees and in other meetings and discussions, management reports to and seeks guidance from the Board of Directors and its committees with respect to the most significant risks that could affect our business, such as legal risks and financial, tax and audit related risks. In addition, management provides the Audit Committee periodic reports on Fortinet’s compliance programs and efforts, investment policy and practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, Fortinet’s directors, certain officers and any persons holding more than ten percent of Fortinet’s common stock are required to report initial ownership of Fortinet common stock and any subsequent changes in ownership to the SEC. Based solely on a review of the reports furnished to Fortinet, or written representations from reporting persons that all reportable transaction were reported, Fortinet believes that during the fiscal year ended December 31, 2017, Fortinet’s directors, certain officers and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Process for Recommending Candidates for Election to the Board of Directors

The Governance Committee is responsible for, among other things, determining the criteria for membership to the Board of Directors and recommending candidates for election to the Board of Directors. It is the policy of the Governance Committee to consider recommendations for candidates to the Board of Directors from stockholders. Stockholder recommendations for candidates to the Board of Directors must be directed in writing to Fortinet, Inc., 899 Kifer Road, Sunnyvale, CA 94086, Attention: Corporate Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and Fortinet within the last three years and evidence of the nominating person’s ownership of Fortinet’s common stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for membership on the Board of Directors, including issues of character, judgment, diversity, including whether the person is a current or former chief executive officer or chief financial officer of a public company or the head of a division of a large international organization, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and an indication of the candidate’s willingness to serve. There are no differences in the manner by which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or the Board of Directors.

The Governance Committee’s criteria and process for evaluating and identifying the candidates that it recommends to the full Board of Directors for selection as director nominees are as follows:

•	The Governance Committee evaluates the current composition and organization of the Board of Directors.
•	The Governance Committee reviews on an annual basis the desired qualifications and characteristics for membership on the Board of Directors.
•	The Governance Committee evaluates the performance of individual members of the Board of Directors eligible for re-election and selects, or recommends for the selection of the Board of Directors, the director nominees for election to the Board of Directors by our stockholders at the annual meeting of stockholders.

•	In its evaluation of director candidates, including the members of the Board of Directors eligible for re-election, the Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors and considers: (1) the current composition and organization of the Board of Directors and the needs of the Board of Directors and its committees; (2) such factors as character, judgment, diversity, expertise, business experience, length of service, independence, other commitments and the like; and (3) such other factors as the Governance Committee may consider appropriate. The Governance Committee considers diversity of skills, experience, gender and race, among other factors, in evaluating candidates for the Board of Directors.
•	While the Governance Committee has not established specific minimum qualifications for director candidates, the Governance Committee believes that candidates and nominees must reflect a Board of Directors that is comprised of directors who: (1) are predominantly independent; (2) are of high integrity; (3) have broad, business-related knowledge and experience at the policy-making level in business or technology, including their understanding of the networking security industry and Fortinet’s business in particular; (4) have qualifications that will increase overall effectiveness of the Board of Directors; and (5) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members.
•	With regard to candidates who are properly recommended by stockholders or by other means, the Governance Committee will review the qualifications of any such candidate, which review may, in the Governance Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, or other actions that the Governance Committee deems necessary or proper.
•	In evaluating and identifying candidates, the Governance Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.
•	The Governance Committee will apply these same principles when evaluating candidates for the Board of Directors who may be elected initially by the full Board of Directors to fill vacancies or add additional directors prior to the annual meeting of stockholders at which directors are elected.
•	After completing its review and evaluation of director candidates, the Governance Committee recommends to the full Board of Directors the director nominees.

Attendance at Annual Meetings of Stockholders by the Board of Directors

Although Fortinet does not have a formal policy regarding attendance by members of the Board of Directors at Fortinet’s annual meeting of stockholders, Fortinet welcomes, but does not require, directors to attend. Ken Xie was the only director who attended Fortinet’s 2017 Annual Meeting of Stockholders.

Contacting the Board of Directors

Stockholders who wish to communicate with the members of the Board of Directors may do so by sending a letter to Fortinet’s Corporate Secretary, c/o Fortinet, Inc., 899 Kifer Road, Sunnyvale, CA 94086, or by fax to (408) 235-7737. The Corporate Secretary reviews all incoming stockholder communications (except for mass mailings, product complaints or inquiries, job inquiries, business solicitations and patently offensive or otherwise inappropriate material) and, if appropriate, routes such communications to the appropriate member(s) of the Board of Directors, or if none is specified, to the Lead Independent Director.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the 2017 compensation arrangements for each individual who served as one of our executive officers during 2017, who were as follows:

•	Ken Xie, our Chief Executive Officer;
•	Michael Xie, our President and Chief Technology Officer;
•	Andrew Del Matto, our former Chief Financial Officer; and
•	John Whittle, our Vice President of Corporate Development, General Counsel and Corporate Secretary.

We refer to these individuals as “named executive officers” in this Amendment No. 1. Because we had no other executive officers during 2017, each one of our executive officers was a named executive officer in 2017.

Mr. Del Matto resigned as Fortinet’s Chief Financial Officer in February 2018, at which time the Board of Directors appointed Keith Jensen to serve as Interim Chief Financial Officer.

This compensation discussion and analysis should be read together with the compensation tables and related disclosures that follow it. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

We compete with many other technology companies in seeking to attract and retain highly skilled top talent. We also seek to keep our employees highly motivated. To meet these challenges, we designed our executive compensation program to attract, retain and motivate our named executive officers to enhance stockholder value by:

•	offering base pay and total compensation opportunities that are competitive compared with market and peer company data for the technology industry;
•	linking compensation to our operating, financial and stock price performance by making elements of each named executive officer’s compensation dependent on our overall company performance and the creation of stockholder value;
•	emphasizing equity pay and long-term incentives in order to incentivize contributions towards our growth and the creation of long-term value for our stockholders; and
•	ensuring fairness among our executive team by recognizing the contributions each named executive officer makes to our success.

Because our compensation program is designed to align our named executive officers’ compensation with our operating, financial and stock price performance, you should consider our executive compensation decisions in the context of these areas of our performance during 2017. Specifically:

•	Total revenue for 2017 was $1.49 billion, an increase of approximately 17% compared to $1.28 billion for 2016;
•	GAAP operating income for 2017 was $109.8 million, an increase of approximately 156% compared to $42.9 million for 2016; and
•	Our stock price as of December 29, 2017 was $43.69, compared to $30.12 as of December 30, 2016.

Role of the Human Resources Committee in Executive Compensation Decisions

The Human Resources Committee of the Board of Directors has overall responsibility for approving the compensation of our named executive officers. Members of the Human Resources Committee are appointed by the Board of Directors. See “Corporate Governance—Board Meetings and Committees—Human Resources Committee” for more detail about the responsibilities and procedures of the Human Resources Committee.

Role of Compensation Consultant

In determining executive compensation, the Human Resources Committee considers, at least annually, a competitive market analysis prepared by an independent third-party compensation consultant and reserves the right to consider analyses from more than one compensation consultant.

For 2017, the Human Resources Committee engaged Compensia, Inc. (“Compensia”) to provide a competitive market analysis of Fortinet’s executive compensation program and to report on the results of such analysis. This analysis, which is based on an assessment of market and peer company compensation data, is one factor considered by the Human Resources Committee as discussed in more detail below under “—Determining the Amount of Elements of Executives’ Compensation in 2017.” Based on consideration of the various factors set forth in the rules of the SEC and Nasdaq listing standards, the Human Resources Committee does not believe that its relationship with Compensia and the work of Compensia on behalf of the Human Resources Committee has raised any conflict of interest.

Role of Executives in Executive Compensation Decisions

The Human Resources Committee generally seeks input from our Chief Executive Officer, Mr. Ken Xie, when discussing the performance of and compensation levels for our named executive officers other than for himself and Mr. Michael Xie. Neither Mr. Ken Xie nor any of our other named executive officers participates in deliberations relating to their own compensation, and Messrs. Ken Xie and Michael Xie do not participate in deliberations related to each other’s compensation.

Stockholder Advisory Vote on Named Executive Officer Compensation

At each of our past two annual meetings of stockholders, over 95% of the stockholder votes cast were cast in favor of our named executive officer compensation. The Human Resources Committee considers input from our stockholders and the outcome of our annual say-on-pay votes when making future executive compensation decisions and, to the extent there is any significant vote against the named executive officer compensation as disclosed in this Amendment No. 1, the Human Resources Committee will seek to understand and consider our stockholders’ concerns and will evaluate whether any actions are appropriate to address those concerns. Since the 2017 stockholder vote on executive compensation occurred after the Human Resources Committee had established all of the compensation elements for 2017, the Human Resources Committee could only take into consideration the 2017 stockholder vote in establishing executive compensation for 2018.

Elements of Our Compensation Program

The four key elements of our compensation program for our named executive officers are base pay, equity-based awards, variable pay and our benefits programs. As a total package, we design our compensation program to enable us to attract and retain talent who we believe will enhance Fortinet’s long-term value. The individual elements of Fortinet’s compensation program are designed to satisfy this larger goal in specific ways as described below. For a detailed discussion of the amounts awarded to our named executive officers during 2017, see “—Determining the Amount of Elements of Executives’ Compensation in 2017” below.

Base Pay

We establish base pay that is both reasonable and competitive in relation to the competitive market of similar companies in the technology industry. The Human Resources Committee monitors competitive base pay levels at least annually and make adjustments to base pay as appropriate. In general, a named executive officer’s base pay level should reflect that individual’s overall sustained performance and contribution over time. The Human Resources Committee sets base pay to provide the ongoing reward for each named executive officer’s work and contribution and to be competitive in attracting or retaining the executive. Any increases in base pay are provided generally on an annual basis.

Variable Pay

Rewarding performance through variable pay is an important element of named executive officer compensation. We design our variable pay program to be both reasonable and competitive in relation to the market. The Human Resources Committee considers adjusting our variable pay program as appropriate for our named executive officers. Our senior management incentive bonus program is designed to motivate our named executive officers to achieve business goals and to align payouts with actual results. The variable pay incentives are based on a formulaic assessment of our financial performance and an assessment of each individual’s performance. A factor in this evaluation is our executive “peer review” process, in which our broader executive team reviews the performance of the other members of the team, including certain of the named executive officers, on a quarterly basis, and their confidential feedback is reviewed by the Human Resources Committee when considering individual variable pay incentives. We believe the executive peer review motivates executive officers to work together in a productive fashion. The Human Resources Committee has the discretion to increase or decrease a payout under our variable pay program at any time in the event that it determines that circumstances warrant adjustment.

Equity-Based Awards

The Human Resources Committee designs our equity-based awards to be both reasonable and competitive in relation to the market. Our equity-based awards have historically consisted of stock options, restricted stock units (“RSUs”), which represent a right to receive shares of our common stock upon vesting over time, and performance stock units (“PSUs”), which are similar to RSUs but for which payout is based on the satisfaction of performance criteria that are determined by the Human Resources Committee.

As described in more detail below, we design our equity-based awards to help retain talent over a period of time and to provide our named executive officers with a long-term reward that aligns their interests with those of our stockholders. The Human Resources Committee considers a number of factors when determining the size of equity awards, including competitive market data, named executive officer performance, the proposed award’s retention value, the value of unvested equity awards already held by the named executive officer and a review of the named executive officer’s overall compensation package, which takes into account our approach to base pay and variable pay. Initial equity awards granted upon hire are generally designed to attract experienced executives with established records of success and help retain them over the long term. Subsequent equity awards are designed to help retain and incentivize our named executive officers.

The Human Resources Committee approved “refresh” awards of stock options and RSUs to our named executive officers in January 2017. In recent years prior to 2017, the Human Resources Committee granted RSUs and PSUs to our named executive officers. The Human Resources Committee’s decision in 2017 to grant stock options rather than PSUs was made primarily to further strengthen the link between executive pay and our stock price performance (as the value of a stock option is limited to the excess of then-current stock price over the exercise price of the option), and to grant equity-based awards with a longer-term perspective (as our stock options vest over four years and can be exercised for up to seven years after grant, while our PSUs vest over a three-year performance period).

The Human Resources Committee believes that stock options, RSUs and PSUs serve to align executive pay with stockholder value because the ultimate compensation opportunity correlates with Fortinet’s stock price over an extended period of time and, in the case of the PSUs, with Fortinet’s performance compared to that of the broader stock market, as represented by the NASDAQ Composite Index. The Human Resources Committee grants stock options and RSUs (and, in prior years, has granted PSUs) in order to: create a stronger and more visible link between executive pay and Fortinet’s stock price performance; further align our executives’ interests with those of our stockholders; to better incentivize and retain our senior executives; and maintain a long-term incentive program that is competitive with practices at peer companies.

Information on the vesting schedules for the awards of stock options and RSUs made to our named executive officers in 2017 can be found below in “—Determining the Amount of Elements of Executives’ Compensation in 2017—Equity-Based Awards.” See “—Outstanding Equity Awards at 2017 Fiscal Year-End Table” for additional information regarding the outstanding and unvested equity awards held by each named executive officer as of the end of fiscal 2017.

Although the Human Resources Committee decided to grant only stock options and RSUs in 2017, it may change its approach to the form of future equity awards at its discretion.

Benefits Programs

We provide our named executive officers the following benefits: health and welfare benefits, including participation in our 401(k) retirement plan; participation in our 2011 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”); group health insurance plans; and life, disability and accidental death insurance plans. Our named executive officers generally receive the same benefits as those provided to our other U.S. employees and do not receive any additional perquisites. We design our employee benefits programs to be both cost-effective and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our benefits programs as needed based upon regular monitoring of applicable laws and practices and the overall market.

Determining the Amount of Elements of Executives’ Compensation in 2017

Overview

In analyzing elements of our compensation program in 2017, the Human Resources Committee engaged Compensia to provide an assessment of the compensation we offer to our named executive officers. The Human Resources Committee also engaged Compensia for the limited purpose of gaining access to the compensation data that Compensia compiles for use in setting compensation for employees other than our named executive officers. With respect to Compensia’s engagement in 2017, Compensia considered the compensation practices of the technology companies listed below, each of which had annual revenue ranging from approximately $500 million to $1.7 billion and market capitalizations generally ranging from $2.2 billion to $14.7 billion.

ANSYS, Inc.	Palo Alto Networks, Inc.
Aspen Technology, Inc.	ServiceNow, Inc.
Check Point Software Technologies Ltd.	Splunk Inc.
CoStar Group, Inc.	SS&C Technologies Holdings, Inc.
FactSet Research Systems Inc.	Tableau Software, Inc.
Fair Isaac Corporation	The Ultimate Software Group, Inc.
FireEye, Inc.	Tyler Technologies, Inc.
IPG Photonics Corporation	Verint Systems Inc.
j2 Global, Inc.	VeriSign, Inc.
NetSuite Inc.

For 2017, the Human Resources Committee removed Solera Holdings, Inc. from the peer group, which was acquired in 2016. The Human Resources Committee added the following companies to the peer group for 2017: Check Point Software Technologies Ltd., Fair Isaac Corporation, j2 Global, Inc. and SS&C Technologies Holdings, Inc.

Base Pay

As part of our annual performance review process and review of named executive officers’ compensation, early each year the Human Resources Committee assesses the performance of the named executive officers, considering factors such as company performance, department performance and individual performance, including the named executive officer’s expertise, position, past contributions to Fortinet and potential future contributions to Fortinet. Largely as a result of this assessment and taking into account reasonable annual base pay increase practices and Compensia’s data and analysis, the Human Resources Committee considered whether and how much to adjust the base pay of the named executive officers.

Taking into consideration performance and reasonable merit increases, in January 2017, the Human Resources Committee raised the annual base pay of Mr. Ken Xie by 3% to $450,882, Mr. Michael Xie by 3% to $397,838, Mr. Del Matto by 3% to $415,237 and Mr. Whittle by 3% to $365,514. After these increases, salary for our named executive officers was generally positioned around the 50th percentile of the competitive market, with the exception of Mr. Ken Xie, whose salary was below the 25th percentile of the competitive market.

Equity-Based Awards

In granting stock options and RSUs to our named executive officers in 2017, the Human Resources Committee exercised its judgment and considered, among other things, the role and contribution of the named executive officer, the value of unvested stock options, RSUs and PSUs already held by the executive and Compensia’s data and analysis.

In January 2017, the Human Resources Committee approved “refresh” awards of stock options exercisable for up to 100,000 shares for Mr. Ken Xie, 60,000 shares for Mr. Michael Xie, 40,000 shares for Mr. Del Matto and 30,000 shares for Mr. Whittle. Each of these stock options was granted in accordance with Fortinet’s Equity Award Grant Policy discussed in “—Timing of Equity Awards” below, and vests over four years, with 25% vesting one year from February 16, 2017 and the remainder vesting monthly thereafter.

Also in January 2017, the Human Resources Committee approved “refresh” awards of 50,000 RSUs for Mr. Ken Xie, 40,000 RSUs for Mr. Michael Xie, 40,000 RSUs for Mr. Del Matto and 30,000 RSUs for Mr. Whittle. Each of these RSUs was granted in accordance with Fortinet’s Equity Award Grant Policy discussed in “—Timing of Equity Awards” below, and vests over four years, with 25% vesting one year from February 16, 2017 and the remainder vesting quarterly thereafter.

Variable Pay

We determine the executive’s actual level of variable compensation in accordance with the terms of the Senior Management Bonus Program (the “Bonus Program”) approved by the Human Resources Committee for the year. In developing the framework, we seek to set total cash compensation (i.e. base salary plus variable pay) to meet our goal of ensuring that our cash compensation levels are competitive and to enable us to retain and motivate our named executive officers.

In 2017, the Human Resources Committee based the Bonus Program funding on achievement of revenue and operating income targets, as set forth in more detail below, with 60% of the bonus pool funding based on revenue achievement and 40% based on operating income achievement. The Human Resources Committee weighted the Bonus Program funding more heavily toward achieving revenue over operating income because it believed that, at this stage, a continued focus on growing revenue would help drive our long-term success and result in greater opportunity for profit in the future and enhanced stockholder value. However, because we believe it is important for our executives to monitor expenses closely as well, the Human Resources Committee also based a portion of the bonus pool funding on our operating income performance. Operating income for purposes of the Bonus Program is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) but rather is defined as net income plus income taxes, stock-based compensation, interest income and foreign exchange currency gains or losses and other adjustments to GAAP income as defined in our non-GAAP definition for external reporting purposes.

For purposes of the Bonus Program, a minimum performance level (based on a percentage of the revenue and operating income target levels) had to be met before funding could occur. For 2017, with respect to Messrs. Ken Xie and Michael Xie, this threshold (i.e. the minimum) performance level was 95% of both the revenue target and the operating income target. Once the threshold performance level was attained, the funding of the bonus payments for Messrs. Ken Xie and Michael Xie was to increase on a graduated basis for each of the revenue portion and the operating income portion as follows:

Revenue Performance	Funding Amount
95% – 100%	70% funding of the revenue-based portion for performance at 95% and 6% funding for every additional 1% of performance between 95% and 100%
100% – 150%	0.8% funding for every additional 1% of performance between 100% and 150%

Operating Income Performance	Funding Amount
95% – 100%	70% funding of the operating income-based portion for performance at 95% and 6% funding for every additional 1% of performance between 95% and 100%
100% – 150%	0.8% funding for every additional 1% of performance between 100% and 150%

For example, for the revenue portion for Messrs. Ken Xie and Michael Xie:

•	Below 95% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 0%;
•	at 95% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 70%;
•	at 100% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 100%; and
•	above 150% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 140%.

For 2017, with respect to Messrs. Del Matto and Whittle, the threshold performance level for the revenue target was 90% and the threshold performance level for the operating income target was 85%. Once the threshold performance level was attained, the funding of the bonus payments for Messrs. Del Matto and Whittle increases on a graduated basis for each of the revenue portion and the operating income portion as follows:

Revenue Performance	Funding Amount
90% – 100%	40% funding of the revenue-based portion for performance at 90% and 6% funding for every additional 1% of performance between 90% and 100%
100% – 150%	0.8% funding for every additional 1% of performance between 100% and 150%

Operating Income Performance	Funding Amount
85% – 90%	8% funding of the operating income-based portion for every additional 1% of performance over 85%
90% – 100%	6% funding for every additional 1% of performance between 90% and 100%
100% – 150%	0.8% funding for every additional 1% of performance between 100% and 150%

For example, for the revenue portion for Messrs. Ken Xie and Michael Xie:

•	Below 90% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 0%;
•	at 90% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 40%;
•	at 95% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 70%;
•	at 100% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 100%; and
•	above 150% achievement of the revenue target, the revenue portion of the Bonus Program would be funded at 140%.

Bonuses payments were calculated and awarded quarterly. Bonus payments were based on unaudited, preliminary revenue and operating income results. Adjustments based on actual revenue and operating income results may be made in subsequent quarters at the Human Resources Committee’s discretion.

Individual target bonuses under the Bonus Program are expressed as a percentage of the named executive officer’s base salary for 100% goal achievement. During 2017, our Chief Executive Officer made recommendations for target bonuses to the Human Resources Committee for Messrs. Del Matto and Whittle, taking into consideration company achievement versus the financial targets discussed below and peer group data. The Human Resources Committee in turn gave final approval after discussing the recommendations. The Human Resources Committee approved target bonuses for Messrs. Ken Xie and Michael Xie based upon the same criteria under the Bonus Program.

For 2017, the Human Resources Committee approved target bonuses of 100% of base salary for Mr. Ken Xie, 50% of base salary for Mr. Michael Xie, 65% of base salary for Mr. Del Matto and 60% of base salary for Mr. Whittle.

As noted above, the Bonus Program was based on revenue and operating income performance targets set at the beginning of the year. The targets were set at levels determined to be challenging and requiring substantial effort on the part of senior management. For 2017, we achieved between 97% and 98% of our quarterly and annual revenue targets and we achieved between 99% and 119% of our quarterly and annual operating income targets. The Human Resources Committee approved bonus payments for our senior management for 2017 based on achievement of these corporate goals and the individual performance of certain of our named executive officers as evaluated pursuant to the “peer review” process described above. The following charts set forth both the target levels for our revenue and operating income performance, the revenue and operating income levels actually achieved, and the percentages of target revenue actually achieved.

Benefits Programs

In 2017, our named executive officers received the same employee benefits as our other U.S.-based employees and did not receive any additional perquisites. Additional details regarding our benefits programs can be found above in “—Elements of Our Compensation Program—Benefits Programs.”

Severance and Change of Control Agreements

In February 2016, we entered into Amended and Restated Change of Control Severance Agreements with each of Messrs. Ken Xie, Michael Xie and Whittle, and with Mr. Del Matto, then our Chief Financial Officer. The amendments were entered into to clarify the prior Change of Control Severance Agreements and did not make any substantive changes to the prior agreements. These agreements provide for payments and benefits upon termination of their employment in specified circumstances. These arrangements (including potential payments and terms) are discussed in more detail in the “—Potential Payments Upon Termination or Change of Control” section below. We believe that these agreements help us from a retention standpoint, and they are particularly necessary in an industry such as ours, where there has been market consolidation. We believe that entering into these agreements helps the named executive officers maintain continued focus and dedication to their assigned duties to maximize stockholder value. The terms of these agreements were determined after review by the Human Resources Committee of our retention goals for each named executive officer, as well as analysis of market data, similar agreements established by our peer group and applicable law.

Timing of Equity Awards

The Human Resources Committee approved grants of both “refresh” stock options and RSUs to our named executive officers in January 2017. The Board of Directors and Human Resources Committee reserve the right, however, to grant stock options, RSUs, PSUs or other equity awards at other times during the year. With respect to newly hired employees, our practice is typically to grant equity awards at the first quarterly meeting of the Human Resources Committee following such employee’s hire date.

Pursuant to our Equity Award Grant Policy, equity awards are granted effective as of the date that is the tenth trading day on Nasdaq following the date of our next quarterly earnings announcement following the meetings of the Human Resources Committee or the Board of Directors when such equity awards were approved.

Performance-Based Compensation Recovery Policy

The Human Resources Committee has adopted a compensation recovery policy that allows us to recover or “clawback” performance-based cash compensation from certain employees who participate in the Bonus Program in the event of a material restatement of our financial results. Under the policy, if the material restatement would result in any performance-based cash compensation paid under the Bonus Program during the three years preceding the restatement to have been lower had it been calculated based on such restated results, we may recover the amounts in excess of what would have been paid under the restatement from any participant who received such performance-based cash compensation and who is determined to have engaged in intentional or unlawful misconduct that materially contributed to the need for such restatement. The Board of Directors (or a committee designated by the Board of Directors) has the sole authority to enforce this policy, and it is limited by applicable law.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation program, we consider the anticipated accounting and tax implications to us and our executives. In this regard, we have historically used stock options, RSUs and PSUs, and we reserve the right to use other forms of equity, as additional forms of equity incentives in response to changes in the accounting treatment of equity awards and taking into consideration potential impact on dilution and competitive practices. While the Human Resources Committee considers the applicable accounting and tax treatment, these factors alone are not determinative, and the Human Resources Committee also considers the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

In 2017, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), imposed a $1 million limit on the amount of compensation that a public company may deduct in any one year for the compensation of its chief executive officer and certain other highly compensated executive officers, unless specific and detailed criteria are satisfied to qualify such compensation as “performance-based compensation” under Section 162(m). While the Human Resources Committee considered the deductibility of awards as one factor in determining executive compensation in 2017, the Human Resources Committee also looked at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with our overall compensation objectives. For this and other reasons, the Human Resources Committee did not necessarily limit executive compensation to the amount deductible under Section 162(m). Additionally, the Human Resources Committee may modify compensation that was initially intended to be exempt from Section 162(m) if it determinates that such modifications are consistent with our corporate goals.

The Tax Cuts and Jobs Act, which was signed into law in December 2017, eliminated the “performance-based compensation” exemption to the Section 162(m) deductibility limit, effective for tax years beginning after December 31, 2017. As a result, any compensation paid to such executive officers in excess of $1 million will be non-deductible unless such compensation is payable pursuant to a written binding contract that was in effect on November 2, 2017. We believe it is likely that compensation expense incurred upon the exercise of stock options and settlement of PSUs granted prior to November 2, 2017 will continue to be deductible in future years. However, because the tax reform changes are complex and their effect is unsettled, we can offer no such assurance of deductibility. All other compensation paid to such executive officers in excess of $1 million, including cash compensation, stock options, RSUs and PSUs paid or granted after December 31, 2017, will likely be non-deductible in future years.

Human Resources Committee Report

The Human Resources Committee oversees our compensation policies, plans and benefit programs. The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Respectfully submitted by the members of the Human Resources Committee of the Board of Directors

William H. Neukom (Chairman)

Peter D. Cohen

Ming Hsieh
Christopher B. Paisley

2017 Summary Compensation Table

The following table presents information concerning the compensation of the named executive officers for the years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus ($)		Option Awards ($) (1)	Stock Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Ken Xie	2017	450,882	—		1,221,810	1,862,000	425,746	—	3,960,438
Chief Executive Officer	2016	437,750	—		520,806	953,200	301,689	—	2,213,445
	2015	425,000	—		—	2,788,200	435,385	—	3,648,585

Michael Xie	2017	397,838	—		733,086	1,489,600	187,829	—	2,808,353
President and Chief	2016	386,250	—		390,605	953,200	133,138	—	1,863,193
Technology Officer	2015	375,000	—		—	2,411,500	192,081	—	2,978,581

Andrew Del Matto	2017	415,237	—		488,724	1,489,600	248,882	5,400	2,647,843
Chief Financial	2016	403,143	—		260,403	714,900	206,555	5,200	1,590,201
Officer	2015	391,400	—		—	1,716,950	256,658	5,200	2,370,208

John Whittle	2017	365,514	—		366,543	1,117,200	216,230	4,619	2,070,106
Vice President of	2016	354,868	30,534	(5)	260,403	714,900	139,552	4,758	1,505,015
Corporate Development, General Counsel and Corporate Secretary	2015	344,532	28,982	(5)	—	1,716,950	180,500	4,843	2,275,807

(1)	The amounts shown represent the aggregate grant date fair value of equity awards granted in the years shown, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The assumptions used in the valuation of these awards are set forth in note 11 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018. The grant date fair value of these awards is determined for financial statement reporting purposes and does not correspond to the actual value that the named executive officers will receive from the awards.

(2)	The amounts shown represent the aggregate grant date fair value of RSUs and PSUs granted to the named executive officers. The fair value of the PSUs was calculated using the Monte Carlo simulation model on the date of grant and based on the market price of our common stock on the date of grant modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. See “—Grants of Plan-Based Awards in 2017 Table” and “—Elements of Our Compensation Program—Equity Based Awards” for additional details regarding the RSUs granted to named executive officers in fiscal 2017.
(3)	See “—Grants of Plan-Based Awards in 2017 Table” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the amounts named executive officers were eligible to earn in fiscal 2017. See also “—Determining the Amount of Elements of Executives’ Compensation in 2017—Variable Pay” above for a discussion regarding our Bonus Program.
(4)	Represents company matching contributions to Fortinet’s 401(k) plan, a tax-qualified defined contribution plan.
(5)	Represents a discretionary bonus related to Mr. Whittle’s corporate development responsibilities.

Grants of Plan-Based Awards in 2017 Table

The following table presents information concerning each grant of an award made to the named executive officers in 2017 under any plan.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of	All Other Option Awards: Number of Shares	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Type of Award	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Shares of Stock or Units (#)	Underlying Options (#)	Awards ($/Share)	Option Awards ($) (2)
Ken Xie	Cash	—	—	21,041	450,882	631,235	—	—	—	—
	RSU	2/16/2017	1/20/2017	—	—	—	50,000	—	—	1,862,000
	Stock Option	2/16/2017	1/20/2017	—	—	—	—	100,000	37.24	1,221,810
Michael Xie	Cash	—	—	9,283	198,919	278,487	—	—	—	—
	RSU	2/16/2017	1/20/2017	—	—	—	40,000	—	—	1,489,600
	Stock Option	2/16/2017	1/20/2017	—	—	—	—	60,000	37.24	733,086
Andrew Del Matto	Cash	—	—	1,439	269,904	377,866	—	—	—	—
	RSU	2/16/2017	1/20/2017	—	—	—	40,000	—	—	1,489,600
	Stock Option	2/16/2017	1/20/2017	—	—	—	—	40,000	37.24	488,724
John Whittle	Cash	—	—	1,170	219,308	307,032	—	—	—	—
	RSU	2/16/2017	1/20/2017	—	—	—	30,000	—	—	1,117,200
	Stock Option	2/16/2017	1/20/2017	—	—	—	—	30,000	37.24	366,543

(1)	Reflects threshold, target and maximum target bonus amounts for fiscal 2017 performance under the Bonus Program, as described in “Executive Compensation—Determining the Amount of Elements of Executives’ Compensation in 2017—Variable Pay.” These amounts do not necessarily correspond to the actual value that may be received by the named executive officer.
(2)	The amounts shown represent the grant date fair value of RSUs and stock options granted during fiscal 2017, computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in note 11 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018. Grant date fair value is determined for financial statement reporting purposes and does not correspond to the actual value that the named executive officers will realize from the award.

Outstanding Equity Awards at 2017 Fiscal Year-End Table

The following table presents information concerning unexercised options and unvested RSUs and PSUs for each named executive officer outstanding as of December 31, 2017.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)			Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Units That Have Not		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not
Name	Grant Date (1)	Exercisable		Unexercisable	Price ($)	Date	Vested (#)	Vested ($) (2)	Vested (#) (3)		Vested ($) (2)
Ken Xie	2/08/2011	100,000	(4)	—	20.235	2/08/2018	—	—	—		—
	8/02/2011	50,000	(4)	—	20.13	8/02/2018	—	—	—		—
	2/14/2012	80,000	(4)	—	26.70	2/14/2019	—	—	—		—
	2/12/2014	—		—	—	—	2,500	109,225	—		—
	2/11/2015	—		—	—	—	12,500	546,125	—		—
	2/11/2015	—		—	—	—	—	—	21,016	(5)	918,189
	2/11/2016	27,499		32,501	23.83	2/11/2023	—	—	—		—
	2/11/2016	—		—	—	—	22,500	983,025	—		—
	2/16/2017	—		100,000	37.24	2/16/2024	—	—	—		—
	2/16/2017	—		—	—	—	50,000	2,184,500	—		—
Michael Xie	2/12/2014	—		—	—	—	2,500	109,225	—		—
	2/11/2015	—		—	—	—	12,500	545,125	—		—
	2/11/2015	—		—	—	—	—	—	15,762	(5)	688,642
	2/11/2016	20,624		24,376	23.83	2/11/2023	—	—	—		—
	2/11/2016	—		—	—	—	22,500	983,025	—		—
	2/16/2017	—		60,000	37.24	2/16/2024	—	—	—		—
	2/16/2017	—		—	—	—	40,000	1,747,600	—		—
Andrew Del Matto	2/12/2014	—		—	—	—	7,500	327,675	—		—
	2/11/2015	—		—	—	—	9,375	409,594	—		—
	2/11/2015	—		—	—	—	—	—	10,508	(5)	459,095
	2/11/2016	13,749		16,251	23.83	2/11/2023	—	—	—		—
	2/11/2016	—		—	—	—	16,875	737,269	—		—
	2/16/2017	—		40,000	37.24	2/16/2024	—	—	—		—
	2/16/2017	—		—	—	—	40,000	1,747,600	—		—
John Whittle	2/14/2012	39,166	(4)	—	26.70	2/14/2019	—	—	—		—
	2/12/2014	—		—	—	—	2,500	109,225	—		—
	2/11/2015	—		—	—	—	9,375	409,594	—		—
	2/11/2015	—		—	—	—	—	—	10,508	(5)	459,095
	2/11/2016	13,749		16,251	23.83	2/11/2023	—	—	—		—
	2/11/2016	—		—	—	—	16,875	737,269	—		—
	2/16/2017	—		30,000	37.24	2/16/2024	—	—	—		—
	2/16/2017	—		—	—	—	30,000	1,310,700	—		—

(1)	Reflects stock options, RSUs and PSUs granted under the 2009 Equity Incentive Plan. Unless otherwise indicated below, all options granted to named executive officers vest over four years with 25% vesting one year from the date of grant and the remainder vesting monthly thereafter, and all RSUs granted to named executive officers vest over four years with 25% vesting one year from the date of grant and the remainder vesting quarterly thereafter.
(2)	Represents the fair market value of the shares underlying the RSUs and PSUs as of December 31, 2017, based on the closing price on Nasdaq of Fortinet’s common stock on December 29, 2017, which was $43.69 per share.
(3)	Represents the target number of shares of Fortinet common stock that may vest under PSUs outstanding as of December 31, 2017. Each of these PSUs vests 50% at the end of a two-year service period and up to the remaining 50%, plus any unvested from the two-year period, at the end of a three-year service period based on Fortinet’s relative stock price performance over those respective periods compared to the performance of the NASDAQ Composite Index.
(4)	The option is fully vested and immediately exercisable.
(5)	The two-year service periods for the PSUs granted to Messrs. Ken Xie, Michael Xie, Del Matto and Whittle in 2015 ended in February 2017, at which time 18,984 PSUs vested for Mr. Ken Xie, 14,238 PSUs vested for Mr. Michael Xie, 9,492 PSUs vested for Mr. Del Matto and 9,492 PSUs vested for Mr. Whittle. The three-year service period for the PSUs granted to Messrs. Ken Xie, Michael Xie and Whittle in 2015 ends in February 2018, at which time 21,016 PSUs vested for Mr. Ken Xie, 15,762 PSUs vested for Mr. Michael Xie, 10,508 PSUs vested for Mr. Del Matto and 10,508 PSUs vested for Mr. Whittle.
20

2017 Option Exercises and Stock Vested Table

The following table presents information concerning amounts realized from option exercises and RSUs and PSUs vested during fiscal 2017 for each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Ken Xie	50,000	1,463,473	88,047	3,211,506
Michael Xie	280,000	5,331,880	76,738	2,791,803
Andrew Del Matto	—	—	78,867	2,783,973
John Whittle	13,749	291,066	61,055	2,230,733

(1)	The value realized on exercise reflects the difference between the fair market value of Fortinet common stock at the time of exercise on the exercise date and the exercise price of the option. Amounts shown are presented on an aggregate basis for all exercises that occurred during 2017.
(2)	The value realized on vesting reflects the aggregate fair market value of all Fortinet common stock issued pursuant to vested RSUs and PSUs during 2017.

Potential Payments Upon Termination or Change of Control

Termination or Change of Control Arrangements

Ken Xie. On February 4, 2016, we entered into an Amended and Restated Change of Control Severance Agreement with Mr. Ken Xie, our Chief Executive Officer, under which he may receive certain payments and benefits upon certain terminations of employment, provided that he has provided us with an executed release of claims and subject to non-solicitation and non-competition for a period of 12 months. The term of Mr. Ken Xie’s Amended and Restated Change of Control Severance Agreement expires on August 7, 2019.

This agreement provides that, if Mr. Ken Xie’s employment is terminated without Cause (as defined below), or if he terminates his employment with us for Good Reason (as defined below), prior to, or absent, a Change of Control (as defined below) or after 12 months following a Change of Control, he will be entitled to a severance payment in an amount equal to 12 months of his then-current base salary and 12 months of medical, dental and/or vision benefits for him and/or his eligible dependents. If Mr. Ken Xie is terminated without Cause, or if he terminates his employment with us for Good Reason, within one year following a Change of Control, in addition to receiving 12 months of base salary (as in effect immediately prior to the Change of Control or his termination, whichever is greater) and 12 months of medical, dental, and/or vision benefits for him and/or his eligible dependents, Mr. Ken Xie’s unvested equity awards will immediately vest as of his termination date. The awards will remain exercisable, to the extent applicable, following the termination for the period prescribed in the respective stock plan and agreement for each award. In the event any payment to Mr. Ken Xie is subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), he will be entitled to receive such payment as would entitle him to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.

Michael Xie. On February 4, 2016, we entered into an Amended and Restated Change of Control Severance Agreement with Mr. Michael Xie, our President and Chief Technology Officer, under which he may receive certain payments and benefits upon certain terminations of employment, provided that he has provided us with an executed release of claims and subject to non-solicitation and non-competition for a period of 12 months. The term of Mr. Michael Xie’s Amended and Restated Change of Control Severance Agreement expires on August 7, 2019.

This agreement provides that, if Mr. Michael Xie’s employment is terminated without Cause, or if he terminates his employment with us for Good Reason, prior to, or absent, a Change of Control or after 12 months following a Change of Control, he will be entitled to a severance payment and/or benefits as determined by us in our sole discretion. If he is terminated without Cause, or if he terminates his employment with us for Good Reason, within one year following a Change of Control, he will receive a severance payment equal to six months of his base salary (as in effect immediately prior to the Change of Control or his termination, whichever is greater) and 12 months of medical, dental and/or vision benefits for him and/or his eligible dependents, and the unvested portion of his equity awards will immediately vest as of his termination date. The awards will remain exercisable, to the extent applicable, following the termination for the period prescribed in the respective stock plan and agreement for each award. In the event any payment to Mr. Michael Xie is subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), he will be entitled to receive such payment as would entitle him to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.

Andrew Del Matto. On February 4, 2016, we entered into an Amended and Restated Change of Control Severance Agreement with Mr. Del Matto, our former Chief Financial Officer, under which he was eligible to receive certain payments and benefits upon certain terminations of employment, provided that he has provided us with an executed release of claims and subject to non-solicitation and non-competition for a period of 24 months.

Mr. Del Matto’s employment with us ended on February 16, 2018, the effective date of his resignation. Mr. Del Matto did not receive any severance, continuation of benefits or acceleration of vesting in connection with his resignation. Mr. Del Matto’s unvested equity awards were cancelled as of the end of his employment.

John Whittle. On February 4, 2016, we entered into an Amended and Restated Change of Control Severance Agreement with Mr. Whittle, our Vice President of Corporate Development, General Counsel and Corporate Secretary, under which he may receive certain payments and benefits upon certain terminations of employment, provided that he has provided us with an executed release of claims and subject to non-solicitation and non-competition for a period of 12 months. The term of Mr. Whittle’s Amended and Restated Change of Control Severance Agreement expires on August 7, 2019.

This agreement provides that, if Mr. Whittle’s employment is terminated without Cause, or if he terminates his employment with us for Good Reason, prior to, or absent, a Change of Control or after 12 months following a Change of Control, he will be entitled to a severance payment equal to 12 months of base salary (as in effect immediately prior to his termination) and his unvested equity awards will immediately vest as to the awards that would have vested over the next 12 months and such accelerated awards become exercisable in full, and our right of repurchase or reacquisition with respect to such awards will lapse. If Mr. Whittle is terminated without Cause, or if he terminates his employment with us for Good Reason, within one year following a Change of Control, then in addition to receiving 12 months base salary (as in effect immediately prior to the Change of Control or his termination, whichever is greater), he will receive 12 months of medical, dental and/or vision benefits for him and/or his eligible dependents, and all of his unvested equity awards immediately vest as of his termination date. The awards will remain exercisable, to the extent applicable, following the termination for the period prescribed in the respective stock plan and agreement for each award. In the event any payment to Mr. Whittle is subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), he will be entitled to receive such payment as would entitle him to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.

For the purpose of our Change of Control Severance Agreements with the above-mentioned executives:

(1)	“Change of Control” generally means:
(a)	the acquisition by one person or group of persons of Fortinet securities representing 50% or more of total voting power at the time of acquisition;
(b)	a change in the composition of the Board of Directors occurring within a 12-month period, which results in fewer than a majority of the directors on the Board of Directors being incumbent directors;
(c)	the date of the consummation of a merger or consolidation between Fortinet and any other corporation that has been approved by our stockholders, other than a merger or consolidation that would result in our voting securities representing 50% or more of the total voting power immediately after such merger or consolidation, or if our stockholders approve a plan of Fortinet’s complete liquidation; or
(d)	a change in the ownership of a substantial portion of Fortinet’s assets, having a total gross fair market value equal to or more than 50% of the total fair market value of all of Fortinet’s assets immediately prior to such acquisition.

Notwithstanding the foregoing, a transaction that does not constitute a change of control event under Treasury Regulation 1.409A-3(i)(5)(v) or (vii) shall not be considered a Change of Control.

(2)	“Cause” generally means:
(a)	an act of dishonesty by the executive in connection with the executive’s responsibilities as an employee that materially and adversely affects Fortinet;
(b)	the executive’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude;
(c)	the executive’s gross misconduct that materially and adversely affects Fortinet’s reputation or business; or
(d)	the executive’s continued intentional refusal to perform employment duties in a material fashion that materially and adversely affects Fortinet’s reputation or business, after the executive has received a written demand of performance from Fortinet that specifically sets forth the factual basis for Fortinet’s belief that the executive has not substantially performed the executive’s duties and the executive continues to refuse to cure such non-performance within thirty days after receiving such notice.
(3)	“Good Reason” generally means the occurrence of one of more of the following events without the executive’s express written consent:
(a)	a material diminution in the executive’s position or responsibilities with Fortinet;
(b)	a material reduction in the base salary of the executive;
(c)	a material change in the geographic location of the executive of 25 miles or more;
(d)	any material breach by Fortinet of any material provision of the Change of Control Severance Agreement; or
(e)	Fortinet’s failure to obtain the assumption of the Change of Control Severance Agreement by any successor to substantially all of Fortinet’s business and/or assets.

The named executive officer may not resign for Good Reason without first providing us with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.

Estimated Payments upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers. Except where otherwise noted, payments and benefits are estimated assuming that the triggering event took place on the last business day of 2017, which was December 29, 2017, and the price per share of Fortinet’s common stock was the closing price on Nasdaq as of that date, which was $43.69 per share. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Qualifying Termination Not Within One Year after a Change of Control (1)			Qualifying Termination Within One Year after a Change of Control (1)
Name	Salary ($) (2)	Acceleration of Equity Vesting ($)		Salary ($) (2)	Acceleration of Equity Vesting ($) (3)
Ken Xie (4)	450,882	—		450,882	6,049,316
Michael Xie (5)	—	—		198,919	4,959,050
Andrew Del Matto (6)	311,428	2,156,336	(7)	415,237	4,270,846
John Whittle (5)	365,514	2,043,601	(7)	365,514	3,550,996

(1)	A “Qualifying Termination” under the Change of Control Severance Agreement is an involuntary termination of employment without “Cause” or a voluntary resignation for “Good Reason,” in each case as defined above.
(2)	The severance amount related to base salary was determined based on base salaries in effect on December 29, 2017, the last business day of 2017.
(3)	The value is calculated by multiplying (a) the number of unvested shares by (b) (i) the difference between $43.69 (the per share closing stock price on December 29, 2017) and the exercise price for stock options or (ii) $43.69 for RSUs and PSUs. The value of accelerated PSUs is based on achievement of an award multiplier of 100%.
(4)	The named executive officer is also eligible to receive reimbursement for insurance premium expenses incurred for group health insurance continuation coverage under Title X of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for a period of up to 12 months after his Qualifying Termination prior to or absent a Change of Control, after 12 months following a Change of Control, or within one year after a Change of Control. The value as of December 31, 2017 for 12 months of COBRA continuation coverage was $28,602.
(5)	The named executive officer is also eligible to receive reimbursement for insurance premium expenses incurred for group health insurance continuation coverage under COBRA for a period of up to 12 months after his Qualifying Termination within one year after a Change of Control. The value as of December 31, 2017 for 12 months of COBRA continuation coverage was $28,602.
(6)	The named executive officer is also eligible to receive reimbursement for insurance premium expenses incurred for group health insurance continuation coverage under COBRA for a period of (i) up to nine months after his Qualifying Termination prior to or absent a Change of Control and after 12 months following a Change of Control and (ii) up to 12 months after his Qualifying Termination within one year after a Change of Control. The value as of December 31, 2017 for nine months and 12 months of COBRA continuation coverage was $21,452 and $28,602, respectively.
(7)	The value is calculated by multiplying (a) the number of shares that would have vested over nine months (in the case of Mr. Del Matto) or 12 months (in the case of Mr. Whittle) following December 31, 2017 by (b) (i) the difference between $43.69 (the per share closing stock price on December 29, 2017) and the exercise price for stock options and (ii) $43.69 for RSUs and PSUs. The value of accelerated PSUs is based on achievement of an award multiplier of 100%.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer, Mr. Ken Xie (our “CEO”):

For 2017:

•	the median of the annual total compensation of our employees was $114,747;
•	the annual total compensation of our CEO was $3,960,438; and
•	the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees was 34.5 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

We identified the employee with compensation at the median of the annual total compensation of all our employees using the following methodology:

We chose to use as our consistently-applied compensation measure each employee’s base salary, allowances, bonuses, sales commissions and annual equity awards for the 12-month period from January 1, 2017 through December 31, 2017. For simplicity, we calculated annual base pay by annualizing this amount using a reasonable estimate of the hours worked during 2017 for hourly employees and the actual annual salary rate on December 31, 2017 for our remaining employees.  With respect to annual equity awards, we valued all equity awards granted during 2017 using the December 29, 2017 market price of our common stock.

In determining our employee population, we considered the individuals, excluding our CEO, who were employed by us and our consolidated subsidiaries on December 31, 2017, whether employed on a full-time, part-time, seasonal or temporary basis. We did not include any contractors or other non-employee workers in our employee population.

For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using the applicable exchange rates in effect on December 29, 2017. We did not make any cost-of-living adjustment.

Using this methodology, we identified the individual at the median of our employee population. We then calculated the annual total compensation for this individual using the same methodology we use to calculate the amount reported for our CEO in the “Total” column of the 2017 Summary Compensation Table as set forth in this Amendment No. 1.

As disclosed in the 2017 Summary Compensation Table, the annual total compensation for our CEO was $3,960,438.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Compensation of Directors

Director Compensation Table for 2017

The following table provides information concerning the compensation earned by each of our non-employee directors for service on the Board of Directors in fiscal 2017. Messrs. Ken Xie and Michael Xie, who are employees of Fortinet, do not receive additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Peter D. Cohen (3)	18,567	578,400	596,967
Ming Hsieh (4)	60,500	237,769	298,269
Gary Locke (5)	50,000	197,450	247,450
William H. Neukom (6)	59,000	237,769	296,769
Christopher B. Paisley (7)	85,000	237,769	322,769
Judith Sim (8)	49,000	197,450	246,450

(1)	Reflects fees earned or paid in cash for services rendered in the last fiscal year.

(2)	The amounts shown represent the aggregate grant date fair value of the RSU award made to each director during the year, computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in note 11 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018. The grant date fair value of these awards is determined for financial statement reporting purposes and does not correspond to the actual value that the directors will receive from the awards.
(3)	As of December 31, 2017, Mr. Cohen held 15,000 RSUs, of which (i) 5,000 RSUs will vest in full on August 9, 2018, so long as Mr. Cohen is a member of the Board of Directors on such date; and (ii) 10,000 RSUs will vest in full on August 9, 2020, so long as Mr. Cohen is a member of the Board of Directors on such date. Mr. Cohen was appointed to the Board of Directors effective July 14, 2017.
(4)	As of December 31, 2017, Mr. Hsieh held 7,015 RSUs, of which (i) 994 RSUs will vest quarterly through August 6, 2018, so long as Mr. Hsieh is a member of the Board of Directors on each applicable vesting date; (ii) 6,021 RSUs will vest in full on August 9, 2018, so long as Mr. Hsieh is a member of the Board of Directors on such date.
(5)	As of December 31, 2017, Mr. Locke held 10,000 RSUs, of which (i) 5,000 RSUs will vest quarterly through November 5, 2018, so long as Mr. Locke is a member of the Board of Directors on each applicable vesting date; and (ii) 5,000 RSUs will vest in full on August 9, 2018, so long as Mr. Locke is a member of the Board of Directors on such date.
(6)	As of December 31, 2017, Mr. Neukom held 7,015 RSUs, of which (i) 994 RSUs will vest quarterly through August 6, 2018, so long as Mr. Neukom is a member of the Board of Directors on each applicable vesting date and (ii) 6,021 RSUs will vest in full on August 9, 2018, so long as Mr. Neukom is a member of the Board of Directors on each applicable vesting date.
(7)	As of December 31, 2017, Mr. Paisley held 7,015 RSUs, of which (i) 994 RSUs will vest quarterly through August 6, 2018, so long as Mr. Paisley is a member of the Board of Directors on each applicable vesting date; and (ii) 6,021 RSUs will vest in full on August 9, 2018, so long as Mr. Paisley is a member of the Board of Directors on such date. In addition, as of December 31, 2017, Mr. Paisley held stock options exercisable for 7,000 shares of our common stock, all of which were fully vested and will expire on August 2, 2018 if not exercised prior to such date.
(8)	As of December 31, 2017, Ms. Sim held 8,750 RSUs, of which (i) 3,750 RSUs will vest quarterly through August 5, 2018, so long as Ms. Sim is a member of the Board of Directors on each applicable vesting date; and (ii) 5,000 RSUs will vest in full on August 9, 2018, so long as Ms. Sim is a member of the Board of Directors on such date.

Standard Director Compensation Arrangements

In accordance with our annual cash retainer policy and equity award grant policy applicable to non-employee directors, each non-employee director is entitled to receive the following compensation for service on the Board of Directors:

•	an annual cash retainer for serving on the Board of Directors of $40,000, paid quarterly, in addition to the annual cash retainer for service on the committees of the Board of Directors as discussed below;
•	an annual cash retainer for serving as lead independent director of the Board of Directors of $20,000, paid quarterly;
•	after completion of each full year of service, an additional annual “refresh” grant of (i) 5,000 RSUs vesting over a one-year period for non-employee directors who had not fully vested in their initial RSU grant as of July 2017 and (ii) a number of RSUs based on a total grant value equal to the midpoint between the peer 25th and 50th percentiles per Compensia’s director compensation analysis, vesting over a one-year term, for non-employee directors who had fully vested in their initial RSU grant as of July 2017;
•	an annual cash retainer for serving in a non-chair position on the (i) Audit Committee of $10,000, (ii) Human Resources Committee of $10,000 and (iii) Governance Committee of $5,000; and
•	an annual cash retainer of (i) $25,000 for serving as the chair of the Audit Committee, (ii) $20,000 for serving as the chair of the Human Resources Committee and (iii) $15,000 for serving as the chair of the Governance Committee.

Prior to July 14, 2017: (1) the annual cash retainer for serving in a non-chair position on the Audit Committee, Human Resources Committee and Governance Committee was $8,000, $5,000 and $3,000, respectively; (2) the annual cash retainer for serving as the chair of the Audit Committee, Human Resources Committee and Governance Committee was $20,000, $10,000 and $5,000, respectively; (3) upon initial appointment or election to the Board of Directors, non-employee directors received an initial grant of 15,000 RSUs vesting over a three-year period; and (4) the annual additional “refresh” grant made to each non-employee director after completion of each full year of service was 5,000 RSUs vesting over a three-year period. Otherwise, the compensation described above remained unchanged from the date of the 2017 Annual Meeting.

Termination or Change of Control Arrangements

We have entered into change of control agreements with each of our non-employee directors. These agreements provide that, upon a Change of Control, 100% of the outstanding and unvested equity awards held by such directors will immediately vest in full.

“Change of Control” in our change of control agreements with our non-employee directors has the same meaning as used in our Change of Control Severance Agreements with the named executive officers. See “—Potential Payments Upon Termination or Change of Control—Termination or Change of Control Arrangements.”

Other Arrangements

While our non-employee directors are not typically paid or reimbursed for travel, lodging and related expenses associated with attending meetings of the Board of Directors or committees of the Board of Directors and for participating in activities related to service on the Board of Directors, we have from time-to-time paid or reimbursed our non-employee directors for reasonable expenses associated with attendance at meetings of the Board of Directors or committees of the Board of Directors.

Human Resources Committee Interlocks and Insider Participation

Messrs. Cohen, Hsieh, Neukom and Paisley served as members of the Human Resources Committee during fiscal 2017. None of the members of the Human Resources Committee during fiscal 2017 is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board of Directors or the Human Resources Committee during fiscal 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Fortinet’s common stock, as of March 31, 2018, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our non-employee directors;
•	each of our executive officers named in the Summary Compensation Table of this Amendment No. 1; and
•	all directors and current executive officers of Fortinet as a group.

5% Stockholders, Directors and Officers (1)	Shares Beneficially Owned (#) (2)	Percentage Beneficially Owned (%) (2)
5% Stockholders:
BlackRock, Inc. (3)	13,793,707	8.2
The Vanguard Group (4)	12,596,781	7.5
Non-Employee Directors:
Peter D. Cohen	467	*
Ming Hsieh (5)	662	*
Gary Locke (6)	17,500	*
William H. Neukom (7)	40,268	*
Christopher B. Paisley (8)	72,268	*
Judith Sim (9)	18,750	*
Named Executive Officers:
Ken Xie (10)	14,895,044	8.9
Michael Xie (11)	14,626,671	8.7
Andrew Del Matto (12)	56,587	*
John Whittle (13)	24,933	*
All directors and current executive officers as a group (10 persons) (14)	29,714,968	17.7

*	Represents less than 1% of the total.
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o Fortinet, Inc., 899 Kifer Road, Sunnyvale, California 94086.
(2)	The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2018, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with such person’s spouse) with respect to the shares shown as beneficially owned. Percentage beneficially owned is based on 168,027,717 shares of common stock outstanding on March 31, 2018.
(3)	Based solely on information reported by BlackRock, Inc. (“BlackRock”) on Schedule 13G/A filed with the SEC on January 25, 2018. BlackRock reported beneficial ownership of 13,793,707 shares, including 12,900,164 shares over which it has sole voting power and 13,793,707 shares over which it has sole dispositive power. The address of BlackRock is 55 East 52nd Street, New York, New York 10022.
(4)	Based solely on information reported by The Vanguard Group (“Vanguard”) on Schedule 13G/A filed with the SEC on February 9, 2018. Vanguard reported beneficial ownership of 12,596,781 shares, including 115,942 shares over which it has sole voting power and 12,464,938 shares over which it has sole dispositive power. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(5)	Includes (i) 331 shares held of record by Mr. Hsieh; and (ii) 331 shares issuable upon the settlement of RSUs held by Mr. Hsieh that will vest within 60 days of March 31, 2018.
(6)	Includes (i) 16,250 shares held of record by Mr. Locke; and (ii) 1,250 shares issuable upon the settlement of RSUs held by Mr. Locke that will vest within 60 days of March 31, 2018.

(7)	Includes (i) 39,937 shares held of record by Mr. Neukom; and (ii) 331 shares issuable upon the settlement of RSUs held by Mr. Neukom that will vest within 60 days of March 31, 2018.
(8)	Includes (i) 68,937 shares held of record by Mr. Paisley; (ii) 3,000 shares issuable upon the exercise of stock options held by Mr. Paisley that are exercisable within 60 days of March 31, 2018; and (iii) 331 shares issuable upon the settlement of RSUs held by Mr. Paisley that will vest within 60 days of March 31, 2018.
(9)	Includes (i) 17,500 shares held of record by Ms. Sim; and (ii) 1,250 shares issuable upon the settlement of RSUs held by Ms. Sim that will vest within 60 days of March 31, 2018.
(10)	Includes (i) 12,508,811 shares held of record by Mr. Ken Xie; and (ii) 2,183,110 shares held by the Xie Foundation, a non-profit entity for which Mr. Ken Xie serves as co-president and a director. Mr. Ken Xie has no pecuniary interest in and disclaims beneficial ownership of the shares held by the Xie Foundation. Also includes (i) 194,998 shares issuable upon the exercise of stock options held by Mr. Ken Xie that are exercisable within 60 days of March 31, 2018; and (ii) 8,125 shares issuable upon the settlement of RSUs that will vest within 60 days of March 31, 2018.
(11)	Includes (i) 6,692,000 shares held of record by Mr. Michael Xie; (ii) 1,991,686 shares held by the K.A. Family Trust dated May 3, 2010, for which Mr. Michael Xie serves as a trustee; (iii) 3,708,314 shares held by the K.A. Children’s Trust dated February 9, 2011, for which Mr. Michael Xie serves as a trustee; and (iv) 2,183,110 shares held by the Xie Foundation, a non-profit entity for which Mr. Michael Xie serves as co-president and a director. Mr. Michael Xie has no pecuniary interest in and disclaims beneficial ownership of the shares held by the Xie Foundation. Also includes (i) 44,061 shares issuable upon the exercise of stock options held by Mr. Michael Xie that are exercisable within 60 days of March 31, 2018; and (ii) 7,500 shares issuable upon the settlement of RSUs that will vest within 60 days of March 31, 2018.
(12)	Mr. Del Matto resigned as our Chief Financial Officer in February 2018.
(13)	Includes (i) 8,684 shares held of record by Mr. Whittle; (ii) 10,624 shares issuable upon the exercise of stock options held by Mr. Whittle that are exercisable within 60 days of March 31, 2018; and (iii) 5,625 shares issuable upon the settlement of RSUs that will vest within 60 days of March 31, 2018.
(14)	Includes (i) 29,425,732 shares held by the current directors and executive officers; (ii) 260,182 shares issuable upon the exercise of stock options held by the current directors and executive officers that are exercisable within 60 days of March 31, 2018; and (iii) 29,054 shares issuable upon the settlement of RSUs held by the current directors and executive officers that will vest within 60 days of March 31, 2018.

Equity Compensation Plan Information

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants: the 2009 Equity Incentive Plan, as amended (the “2009 Plan”), and the Employee Stock Purchase Plan, each of which has been approved by stockholders, and the Meru Networks, Inc. 2010 Equity Incentive Plan (the “Meru 2010 Plan”), which has not been approved by stockholders. The Meru 2010 Plan was assumed by Fortinet on July 8, 2015 pursuant to an Agreement and Plan of Merger by and among Fortinet, Meru Network, Inc. and Malbrouck Acquisition Corp., dated as of May 27, 2015. We previously maintained the Amended and Restated 2000 Stock Plan (the “2000 Plan”) and the 2008 Stock Plan (the “2008 Plan”), both of which we terminated in connection with our initial public offering in 2009. The termination of the 2000 Plan and 2008 Plan did not affect awards outstanding under such plans, which continued to be governed by the terms and conditions of the respective plans. As of December 31, 2017, there were no awards outstanding under either the 2000 Plan or the 2008 Plan.

The following table summarizes the number of outstanding options and rights and number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2017.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price per share of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	12,839,699	(1)	$27.50	(2)	49,869,573	(3)
Equity compensation plans not approved by security holders	584		N/A		—
Total	12,840,283		$27.50		49,869,573

(1)	Excludes purchase rights accruing under the Employee Stock Purchase Plan.
(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, which have no exercise price.
(3)	Includes 46,938,599 shares of common stock available for issuance under the 2009 Plan and 2,930,974 shares available for issuance under the Employee Stock Purchase Plan. The shares that are reserved for issuance under the 2009 Plan are subject to automatic increase on January 1 each year by the lesser of (a) 5% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year, (b) 14,000,000 shares or (c) such number of shares determined by the Board of Directors. On January 1, 2018, an additional 8,394,461 shares were reserved for issuance under this automatic increase feature of the 2009 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related-Person Transactions

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers.

Review of Related-Person Transactions

In accordance with its charter, the Audit Committee is responsible for approving and overseeing any related-person transaction. We intend to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by the Audit Committee on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

For purposes of these procedures, the terms “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The individuals and entities that are considered “related persons” include:

•	Directors, nominees for director and executive officers of Fortinet;
•	Any person known to be the beneficial owner of more than five percent of Fortinet’s common stock (a “5% Stockholder”); and
•	Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder.

Director Independence

The Board of Directors has determined that, with the exception of Messrs. Ken Xie and Michael Xie, who are employees of Fortinet, all of the current members of the Board of Directors are “independent directors” as that term is defined in Nasdaq’s listing standards.

Item 14.	Principle Accounting Fees and Services

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Fortinet by Deloitte & Touche LLP for the years ended December 31, 2017 and December 31, 2016.

	2017	2016
Audit Fees (1)	$3,043,457	$3,087,330
Audit-Related Fees (2)	58,500	644,903
Tax Fees (3)	448,699	533,392
All Other Fees (4)	1,895	2,000
Total	$3,552,551	$4,267,625

(1)	Audit Fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, audit of our internal control over financial reporting, the review of our quarterly consolidated financial statements and audit services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings for those fiscal years.
(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and which are not reported under Audit Fees above. Audit-Related Fees were related to internal control reviews pertaining to our implementation of an enterprise resource planning system in 2016 and a new revenue recognition system in 2017.
(3)	Tax Fees consist of fees for services related to federal and state income tax compliance, transfer pricing review, reports related to research and development credits and domestic production activities. In 2016, Tax Fees also included fees related to an earnings and profit study. In 2017, Tax Fees also included consulting fees related to country-by-country reporting and tax reform.
(4)	All Other Fees consist of products and services provided by Deloitte & Touche LLP that are not included in the service categories reported above.

Approval of Audit and Non-Audit Services

Pursuant to its charter, the Audit Committee is required to (i) review and approve, in advance, the scope and plans for all audits and audit fees and (ii) approve, in advance, all non-audit services to be performed by our independent auditor that are not otherwise prohibited by law and any associated fees.

All Deloitte & Touche LLP services and fees in fiscal 2017 and fiscal 2016 were approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents were filed as part of the Original Filing:

1. Financial Statements. The consolidated financial statements of Fortinet, Inc. included in Part II, Item 8 of the Original Filing.

2. Financial Statement Schedules. The Valuation and Qualifying Accounts schedule included in Part IV, Item 15 of the Original Filing.

3. Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b)   The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment No. 1 are being filed as part of this Amendment No. 1.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	3.2

3.2	Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 21, 2014	3.1

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.10†	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.11†	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.3

10.12†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.13†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.14†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.15†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.15

10.16†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.16

10.17†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.17

10.18†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.18

10.19†	Offer Letter, dated as of August 31, 2007, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.20†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.21†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

10.22†	Offer Letter, dated as of April 3, 2014, between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.23†	Change of Control Severance Agreement, dated as of February 4, 2016, between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.23

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

†	Indicates management compensatory plan, contract or arrangement.
*	Previously filed with our Annual Report on Form 10-K filed with the SEC on February 26, 2018.
**	Filed herewith.
***	Previously furnished with our Annual Report on Form 10-K filed with the SEC on February 26, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTINET, INC.

Date: April 30, 2018	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

Date: April 30, 2018	/s/ Keith Jensen
Keith Jensen, Interim Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)