Form 10-Q
period 2018-03-31
FORTINET INC
filed 2018-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 30, 2018, there were 168,097,115 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$835.6	$811.0
Short-term investments	468.3	440.3
Accounts receivable—Net	313.1	348.2
Inventory	80.0	77.3
Prepaid expenses and other current assets	38.8	40.0
Total current assets	1,735.8	1,716.8
LONG-TERM INVESTMENTS	82.5	98.0
PROPERTY AND EQUIPMENT—NET	245.1	245.4
DEFERRED CONTRACT COSTS	148.7	—
DEFERRED TAX ASSETS	138.7	146.9
OTHER INTANGIBLE ASSETS—NET	14.5	16.3
GOODWILL	14.6	14.6
OTHER ASSETS	20.8	19.9
TOTAL ASSETS	$2,400.7	$2,257.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55.7	$70.0
Accrued liabilities	55.6	50.0
Accrued payroll and compensation	82.3	92.0
Income taxes payable	19.0	21.4
Deferred revenue	817.1	793.8
Total current liabilities	1,029.7	1,027.2
DEFERRED REVENUE	579.3	542.5
INCOME TAX LIABILITIES	84.8	90.2
OTHER LIABILITIES	13.4	8.6
Total liabilities	1,707.2	1,668.5
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 168.0 and 167.9 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	957.9	909.6
Accumulated other comprehensive loss	(2.0)	(0.8)
Accumulated deficit	(262.6)	(319.6)
Total stockholders’ equity	693.5	589.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,400.7	$2,257.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUE:
Product	$142.8	$135.3
Service	256.2	205.3
Total revenue	399.0	340.6
COST OF REVENUE:
Product	58.2	55.3
Service	39.0	35.3
Total cost of revenue	97.2	90.6
GROSS PROFIT:
Product	84.6	80.0
Service	217.2	170.0
Total gross profit	301.8	250.0
OPERATING EXPENSES:
Research and development	59.1	51.2
Sales and marketing	185.3	170.4
General and administrative	25.0	22.6
Restructuring charges	—	0.4
Total operating expenses	269.4	244.6
OPERATING INCOME	32.4	5.4
INTEREST INCOME	4.5	2.4
OTHER INCOME (EXPENSE)—NET	(0.2)	0.3
INCOME BEFORE INCOME TAXES	36.7	8.1
BENEFIT FROM INCOME TAXES	(4.9)	(2.6)
NET INCOME	$41.6	$10.7
Net income per share (Note 8):
Basic	$0.25	$0.06
Diluted	$0.24	$0.06
Weighted-average shares outstanding:
Basic	167.7	174.5
Diluted	171.8	178.3
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$41.6	$10.7
Other comprehensive income (loss):
Change in unrealized losses on investments	(1.2)	0.4
Tax provision related to change in unrealized losses on investments	—	0.1
Other comprehensive income (loss)	(1.2)	0.3
Comprehensive income	$40.4	$11.0

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41.6	$10.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	36.5	33.3
Amortization of deferred contract costs	20.8	—
Depreciation and amortization	13.2	13.5
Other non-cash items—net	0.3	1.5
Amortization of investment premiums	0.1	1.0
Changes in operating assets and liabilities:
Accounts receivable—net	48.9	42.4
Inventory	(7.3)	(3.5)
Prepaid expenses and other current assets	1.2	(8.3)
Deferred contract costs	(32.5)	—
Deferred tax assets	(9.6)	(16.6)
Other assets	(0.9)	0.7
Accounts payable	(13.6)	(8.3)
Accrued liabilities	(4.7)	2.9
Accrued payroll and compensation	(10.0)	(5.3)
Other liabilities	(0.6)	(1.1)
Deferred revenue	64.1	61.8
Income taxes payable	(7.8)	5.0
Net cash provided by operating activities	139.7	129.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(134.9)	(133.0)
Sales of investments	16.3	6.0
Maturities of investments	104.7	109.2
Purchases of property and equipment	(11.6)	(13.5)
Net cash used in investing activities	(25.5)	(31.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(115.5)	—
Proceeds from issuance of common stock	45.1	29.5
Taxes paid related to net share settlement of equity awards	(19.2)	(13.7)
Net cash provided by (used in) financing activities	(89.6)	15.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	24.6	114.2
CASH AND CASH EQUIVALENTS—Beginning of period	811.0	709.0
CASH AND CASH EQUIVALENTS—End of period	$835.6	$823.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$4.9	$5.7
Liability for purchase of property and equipment and asset retirement obligations	$3.6	$18.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2018. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements for the year ended December 31, 2017.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2018, except for the accounting policies for revenue recognition, trade receivables and deferred contract costs that were updated as a result of adopting Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 2.

Recently Adopted Accounting Standards

Financial Instruments – Recognition and Measurement

In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 was effective prospectively for us beginning on January 1, 2018 for our equity investments, which were previously accounted for under the cost-method. We adopted ASU 2016-01 on January 1, 2018. There was no material impact on our condensed consolidated financial statements as of the adoption date.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 and its related amendments (collectively known as Topic 606) as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a net reduction to our accumulated deficit as of January 1, 2018 of $117.3 million due to the cumulative impact of adopting Topic 606. The primary impact of adopting Topic 606 relates to the deferral of our incremental contract costs, which are comprised of sales commissions. Prior to January 1, 2018, we expensed all sales commissions upfront. Beginning on January 1, 2018, we continue to expense sales commissions related to product sales upfront, but will capitalize and then amortize certain sales commissions on service contracts over the applicable amortization period. The capitalized sales commissions for initial service contracts are deferred and then amortized as expense on a straight-line basis over the period of benefit which we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts. The deferral of sales commissions generated deferred tax liability of $23.8 million, of which $18.0 million was recorded against deferred tax assets and the remaining $5.8 million was recorded in other long-term liabilities on our consolidated balance sheet. The impact on deferred revenue as of January 1, 2018 was $4.1 million, which primarily relates to certain changes in revenue recognition on software license sales and the acceleration of revenue from U.S.-based channel partners which were previously deferred until the product was sold through. Beginning on January 1, 2018, our sales returns reserve is now included on the balance sheet in accrued liabilities and no longer as a reduction to our accounts receivable. See Note 2 for further details.

The cumulative effects of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets:
Accounts receivable, net	$348.2	$13.6	$361.8
Inventory	$77.3	$(0.1)	$77.2
Deferred tax assets	$146.9	$(18.0)	$128.9
Deferred contract costs	$—	$137.1	$137.1

Liabilities:
Accrued liabilities	$50.0	$13.6	$63.6
Deferred revenue, current	$793.8	$0.3	$794.1
Deferred revenue, non-current	$542.5	$(4.4)	$538.1
Other liabilities, non-current	$8.6	$5.8	$14.4

Stockholders’ equity:
Accumulated deficit	$(319.6)	$117.3	$(202.3)

Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. ASU 2016-02 includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 will be effective for us beginning on January 1, 2019, using a modified retrospective approach. Based on our current lease portfolio, we currently estimate the value of leased assets and liabilities that may be recognized on the consolidated balance sheet to be at least $45.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of operations and cash flows. We expect to expand our disclosures in the notes to consolidated financial statements to include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Revenue recognition

On January 1, 2018 we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under Topic 605. The details of significant changes and quantitative impact of the changes are discussed below.

We derive the majority of our revenue from sales of our products, FortiGuard security subscription and FortiCare technical support services, and other services. Beginning in 2018, revenues are recognized when control of these goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Prior to 2018, revenue was recognized under Topic 605 when all of the following criteria were met: (i) persuasive evidence of an arrangement existed, (ii) delivery has occurred or services have been rendered, (iii) sales price was fixed or determinable and (iv) collectability was reasonably assured.

Under Topic 606, we determine revenue recognition through the following steps:

•identification of the contract, or contracts, with the customer,
•identification of the performance obligations in the contract,
•determination of the transaction price,
•allocation of the transaction price to the performance obligations in the contract, and
•recognition of revenue when, or as, we satisfy a performance obligation.

Product revenue primarily consists of sales of hardware and software licenses of our FortiGate, FortiSandbox, FortiManager, FortiAnalyzer and other complimentary products. We derive a substantial majority of product sales from our FortiGate products. We previously recognized product revenue for sales to distributors that had no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria were met. Certain distributors are granted stock rotation rights, limited rights of return or rebates for sales of our products. The arrangement fee for this group of distributors was not fixed or determinable when products were shipped and revenue was therefore deferred and recognized upon sell-through. For sales that included end-customer acceptance criteria, revenue was recognized upon acceptance. Under Topic 606, we recognize product revenue upon shipment when control of the promised goods is transferred to the customer. We recognize revenue from time-based software licenses upon electronic transfer of the license key to the customer. Previously time-based software licenses were recognized over the license term.

We generally provide a 1-year warranty on hardware products and a 90-day warranty on software that provides assurance that our hardware or software products conform to published specifications. Such assurance-type warranties are not deemed to be separate performance obligations from the hardware or software product and costs associated with providing the warranties are accrued in accordance with ASC 460-10.

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services, and other services. Our FortiGuard security subscription services provide access to our antivirus, intrusion prevention, web filtering and anti-spam functionality. Our FortiCare support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and internet access to technical support personnel. Our typical subscription and contractual support term is one to three years, and to a lesser extent, five years. Our revenue recognition for service arrangements did not change under Topic 606. We continue to recognize revenue from these arrangements ratably over the contractual service period because of continuous transfer of control to the customer. Revenue related to subsequent renewals of these services are recognized over the term of the renewal agreement. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted or cloud-based services. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. Our revenue recognition for other services did not change under Topic 606. To date, SaaS revenue has not represented a significant percentage of our total revenue.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sales arrangements typically contain multiple performance obligations, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. We allocate the transaction price to each performance obligation based on relative standalone selling price. We determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. We determine standalone selling price for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of the service contract that fall within a reasonably range as a percentage of list price. Revenue is reported net of sales taxes.

Under Topic 605, our products and services in a multiple-element arrangement generally qualified as separate units of accounting. We allocated revenue to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it existed, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price existed for a deliverable, we used our best estimate of selling price for that deliverable. For multiple-element arrangements where software deliverables were included, revenue was allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables was then allocated to each software deliverable using the residual method when VSOE of fair value existed. If evidence of VSOE of fair value of one or more undelivered elements did not exist, all software allocated revenue was deferred and recognized when delivery of those elements occurred or when fair value was established. When the undelivered element for which we did not have VSOE of fair value was support, revenue for the entire arrangement was recognized ratably over the support period. The same residual method and VSOE of fair value principles applied for our multiple element arrangements that contained only software elements.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration at the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for sales return reserve was $12.9 million as of March 31, 2018 and is included in current liabilities in our condensed consolidated balance sheet. Under Topic 605, a sales return reserve of $13.6 million was presented as a reduction to accounts receivable as of December 31, 2017.

We generally invoice at the time of our sale for the total price of the products and security and technical support and other services, and the invoice is payable within 30 to 90 days. We also invoice certain software licenses and services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear interest. We record deferred revenue when cash payments are received or due in advance of our performance.

During the three months ended March 31, 2018, we recognized $239.1 million in revenue that was included in the deferred revenue balance as of December 31, 2017.

Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale. Shipping and handling fees recognized as product revenue were not significant during the three months ended March 31, 2018 and 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017 (1)
Product	$142.8	$135.3
Service:
Security subscription	136.6	113.5
Technical support	109.6	81.1
Professional services and training	10.0	10.7
Total service revenue	256.2	205.3
Total revenue	$399.0	$340.6
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, we had $1.40 billion in remaining performance obligations, which is substantially comprised of deferred security subscription and technical support services not yet delivered. We expect to recognize revenue on approximately 75% of these remaining performance obligations over the next one to two years, with the remaining balance to be recognized in three to five years.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.7 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, accounts receivable was also reduced by sales return reserve of $13.6 million which we reclassified to accrued liabilities account as of January 1, 2018 in accordance with the adoption of Topic 606.

Contract Assets

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. We did not have contract assets as of March 31, 2018 and January 1, 2018.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for the sale of products are recognized at the time of sale. Sales commissions for initial service contracts are deferred and then amortized as an expense on a straight-line basis over the period of benefit which we have determined to be five years. We determined the period of benefit taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts which ranges from one to three years and, to a lesser extent, five years. The amortization of deferred commissions is included in sales and marketing expense in our condensed consolidated statement of operations. Amortization of deferred contract costs during the three months ended March 31, 2018 was $20.8 million. No impairment loss was recognized during the three months ended March 31, 2018.

Practical Expedient

We elected to use the contract modification practical expedient. This practical expedient allows for all contract modifications before January 1, 2018 to be aggregated and evaluated at adoption date.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Condensed Consolidated Financial Statements

The following tables summarize the impact of adopting Topic 606 on our condensed consolidated financial statements as of and for the three months ended March 31, 2018 (in millions). These tables do not represent the full condensed consolidated financial statements as they only reflect the accounts impacted by the adoption of Topic 606.

Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Assets:
Accounts receivable	$313.1	$300.2	$12.9
Inventory	$80.0	$81.5	$(1.5)
Deferred contract costs	$148.7	$—	$148.7
Deferred tax assets	$138.7	$160.6	$(21.9)

Liabilities:
Accrued liabilities	$55.6	$40.6	$15.0
Deferred revenue, current	$817.1	$828.8	$(11.7)
Deferred revenue, non-current	$579.3	$580.2	$(0.9)
Other liabilities, non-current	$13.4	$7.6	$5.8

Stockholders’ Equity
Accumulated deficit	$(262.6)	$(392.6)	$130.0

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product	$142.8	$137.1	$5.7
Service	256.2	255.5	0.7
Total revenue	399.0	392.6	6.4
COSTS OF REVENUE:
Product	58.2	56.7	1.5
GROSS PROFIT:
Product	84.6	80.4	4.2
Service	217.2	216.5	0.7
Total gross profit	301.8	296.9	4.9
OPERATING EXPENSES:
Sales and marketing expenses	185.3	197.0	(11.7)

OPERATING INCOME	32.4	15.8	16.6

INCOME BEFORE INCOME TAXES	36.7	20.1	16.6
BENEFIT FROM INCOME TAXES	(4.9)	(8.7)	3.8
NET INCOME	$41.6	$28.8	$12.8
Net income per share:
Basic	$0.25	$0.17	$0.08
Diluted	$0.24	$0.17	$0.07

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cash flows from operating activities:
Net income	$41.6	$28.8	$12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred contract costs	20.8	—	20.8
Other non-cash	0.3	0.9	(0.6)
Changes in operating assets and liabilities:
Inventory	(7.3)	(8.7)	1.4
Deferred contract costs	(32.5)	—	(32.5)
Deferred tax assets	(9.6)	(13.6)	4.0
Accrued liabilities	(4.7)	(6.1)	1.4
Deferred revenue	64.1	71.4	(7.3)
Net cash provided by operating activities	$139.7	$139.7	$—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$372.6	$—	$(2.3)	$370.3
Certificates of deposit and term deposits (1)	86.2	—	(0.1)	86.1
Commercial paper	71.0	—	—	71.0
U.S. government and agency securities	23.5	—	(0.1)	23.4
Total available-for-sale securities	$553.3	$—	$(2.5)	$550.8

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$391.0	$—	$(1.2)	$389.8
Commercial paper	74.2	—	—	74.2
Certificates of deposit and term deposits (1)	45.9	—	—	45.9
U.S. government and agency securities	28.5	—	(0.1)	28.4
Total available-for-sale securities	$539.6	$—	$(1.3)	$538.3
(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317.7	$(1.8)	$51.9	$(0.5)	$369.6	$(2.3)
Certificates of deposit and term deposits	56.3	(0.1)	—	—	56.3	(0.1)
U.S. government and agency securities	15.0	—	8.4	(0.1)	23.4	(0.1)
Total available-for-sale securities	$389.0	$(1.9)	$60.3	$(0.6)	$449.3	$(2.5)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317.4	$(0.9)	$58.2	$(0.3)	$375.6	$(1.2)
Certificates of deposit and term deposits	37.2	—	—	—	37.2	—
Commercial paper	29.0	—	—	—	29.0	—
U.S. government and agency securities	17.0	—	11.4	(0.1)	28.4	(0.1)
Total available-for-sale securities	$400.7	$(0.9)	$69.6	$(0.4)	$470.3	$(1.3)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	March 31, 2018	December 31, 2017
Due within one year	$468.3	$440.3
Due within one to three years	82.5	98.0
Total	$550.8	$538.3

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized losses on available-for-sale securities were insignificant in the periods presented and are included in other income (expense)—net in our condensed consolidated statements of operations. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2018.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018				December 31, 2017
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$371.5	$—	$371.5	$—	$411.1	$—	$411.1	$—
Money market funds	108.0	108.0	—	—	195.6	195.6	—	—
Certificates of deposit and term deposits	143.8	—	143.8	—	132.1	—	132.1	—
Commercial paper	93.0	—	93.0	—	128.9	—	128.9	—
U.S. government and agency securities	23.4	20.0	3.4	—	28.4	24.9	3.5	—
Total	$739.7	$128.0	$611.7	$—	$896.1	$220.5	$675.6	$—

Reported as:
Cash equivalents	$188.9				$357.8
Short-term investments	468.3				440.3
Long-term investments	82.5				98.0
Total	$739.7				$896.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018 and year ended December 31, 2017.

4.     INVENTORY

Inventory consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Raw materials	$12.0	$13.0
Finished goods	68.0	64.3
Inventory	$80.0	$77.3

Inventory includes materials at contract manufacturers of $2.0 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively. Inventory also includes finished goods held by distributors where revenue is recognized on a sell-through basis of $0.1 million as of December 31, 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Building and building improvements	$135.2	$133.2
Computer equipment and software	86.9	79.9
Land	65.6	65.6
Leasehold improvements	21.5	20.8
Evaluation units	19.2	20.1
Furniture and fixtures	15.4	14.7
Construction-in-progress	2.9	6.3
Total property and equipment	346.7	340.6
Less: accumulated depreciation	(101.6)	(95.2)
Property and equipment—net	$245.1	$245.4

Depreciation expense was $11.4 million and $11.2 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $12.1 million as of March 31, 2018 and December 31, 2017. These investments, which were previously accounted for at cost, are now accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of March 31, 2018, no events have occurred that would adversely affect the carrying value of these investments.

As of March 31, 2018, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The VIEs are not required to be consolidated in our condensed consolidated financial statements.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of March 31, 2018, we had goodwill of $14.6 million. There were no impairments to goodwill during the three months ended March 31, 2018 or during prior periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—net

The following tables present other intangible assets—net as of March 31, 2018 and December 31, 2017 (in millions, except years):

	March 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$25.6	$15.0	$10.6
Customer relationships	4.7	14.5	10.6	3.9
		$40.1	$25.6	$14.5

	December 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$24.0	$13.7	$10.3
Customer relationships	4.7	14.5	10.1	4.4
		38.5	23.8	14.7

Indefinite-lived intangible assets:
In-process research and development		1.6	—	1.6
Total other intangible assets—net		$40.1	$23.8	$16.3

The in-process research and development intangible asset of $1.6 million was completed in the first quarter of 2018. Upon completion, the cost was transferred to developed technology and is amortized over the estimated useful life of four years.
Amortization expense was $1.8 million and $2.3 million, during the three months ended March 31, 2018 and March 31, 2017, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2018	$5.4
2019	5.8
2020	2.8
2021 and thereafter	0.5
Total	$14.5

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net income	$41.6	$10.7

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	167.7	174.5
Diluted shares:
Weighted-average common stock outstanding-basic	167.7	174.5
Effect of potentially dilutive securities:
RSUs	2.7	2.2
Stock options	1.3	1.5
ESPP	0.1	0.1
Weighted-average shares used to compute diluted net income per share	171.8	178.3
Net income per share:
Basic	$0.25	$0.06
Diluted	$0.24	$0.06

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
RSUs	1.1	2.5
Stock options	0.5	1.1
ESPP	0.2	0.3
	1.8	3.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2018 (in millions):

	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter
Operating lease commitments	$55.4	$12.6	$13.9	$10.7	$6.8	$4.2	$7.2
Inventory purchase commitments	106.1	101.9	—	4.2	—	—	—
Total	$161.5	$114.5	$13.9	$14.9	$6.8	$4.2	$7.2

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.1 million and $4.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2018, we had $106.1 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2018, we had $10.0 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted RSUs and stock options. We also have an ESPP for eligible employees. As of March 31, 2018, there were a total of 55.2 million shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2017	8.5	$34.79
Granted	2.5	49.05
Forfeited	(0.3)	35.63
Vested	(1.4)	34.15
Balance—March 31, 2018	9.3	$38.86

As of March 31, 2018, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $333.3 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.91 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Shares withheld for taxes	0.4	0.4
Amount withheld for taxes	$19.2	$13.7

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2018	March 31, 2017
Expected term in years	4.4	4.4
Volatility	32%	36%
Risk-free interest rate	2.6%	1.9%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4.3	$27.50
Granted	0.7	49.06
Forfeited	(0.1)	30.02
Exercised	(1.0)	23.94
Balance—March 31, 2018	3.9	$32.16
Options vested and expected to vest—March 31, 2018	3.9	$32.16	4.03	$83.4
Options exercisable—March 31, 2018	2.1	$27.12	2.52	$56.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2018, for all in-the-money stock options. As of March 31, 2018, total compensation expense related to unvested stock options granted to employees but not yet recognized was $20.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.0 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted-average fair value per share granted	$15.02	$12.22
Intrinsic value of options exercised	23.7	17.9
Fair value of options vested	2.8	3.4

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Expected term in years	0.5	0.5
Volatility	27%	33%
Risk-free interest rate	1.8%	0.7%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted-average fair value per share granted	$11.27	$9.28
Shares issued under the ESPP	0.7	0.6
Weighted-average price per share issued	$31.29	$27.97

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of product revenue	$0.4	$0.3
Cost of service revenue	2.5	2.3
Research and development	8.4	7.9
Sales and marketing	20.9	19.0
General and administrative	4.3	3.8
Total stock-based compensation expense	$36.5	$33.3

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
RSUs	$32.0	$29.0
Stock options	2.0	1.8
ESPP	2.5	2.5
Total stock-based compensation expense	$36.5	$33.3

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Income tax benefit associated with stock-based compensation	$6.0	$6.6

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

During the three months ended March 31, 2018, we repurchased 2.5 million shares of common stock under the Repurchase Program in open market transactions at an average price of $45.96 per share, for an aggregate purchase price of $115.5 million. As of March 31, 2018, $327.3 million remained available for future share repurchases under the Repurchase Program.

11.     INCOME TAXES

Our effective tax rate was a tax benefit of 13% for the three months ended March 31, 2018, compared to a tax benefit of 32% for the same period last year, with the primary difference being the change in the federal tax rate to 21% in 2018 from 35% in the prior year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $8.5 million, which are offset by a tax provision benefit of $5.6 million for stock-based compensation and release of reserve on uncertain tax position including interests of $7.8 million. The tax rate for the three months ended March 31, 2017 was comprised of the U.S. federal and state taxes, withholding taxes and foreign taxes of $2.9 million, which were offset by a tax provision benefit of $5.5 million for stock compensation.

As of March 31, 2018 and December 31, 2017, unrecognized tax benefits were $77.6 million and $72.5 million, respectively. The amount of $76.2 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. It is our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2018 and December 31, 2017, accrued interest and penalties were $13.4 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.0 million in the next 12 months, primarily due to the lapse of the statute of limitations and an audit settlement. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2008. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We have closed the Internal Revenue Service audit for tax years 2012, 2013 and 2014. In March 2018, we received a refund of $6.8 million for a carry-back claim approved in this audit. The tax authorities in France are examining the intercompany relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In May 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. The tax authorities in Israel have notified us that we will be audited for tax years from 2008 to 2014.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2018 and March 31, 2017 were $1.5 million and $1.3 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2018	March 31, 2017
Americas:
United States	$133.9	$116.0
Latin America (“LATAM”)	26.5	18.2
Canada	15.4	12.2
Total Americas	175.8	146.4
Europe, Middle East and Africa (“EMEA”)	144.5	126.1
Asia Pacific (“APAC”)	78.7	68.1
Total revenue	$399.0	$340.6

Property and Equipment—net	March 31, 2018	December 31, 2017
Americas:
United States	$115.3	$115.6
Canada	103.2	103.8
LATAM	0.4	0.3
Total Americas	218.9	219.7
EMEA:
France	13.1	11.9
Other EMEA	3.9	5.8
Total EMEA	17.0	17.7
APAC	9.2	8.0
Total property and equipment—net	$245.1	$245.4

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2018 (1)	March 31, 2017
Exclusive Networks Group	29%	20%
Fine Tec Computers	*	12%
* Represents less than 10%
(1) Due to the acquisition by Exclusive Networks Group of the U.S. division of Fine Tec Computers (“Fine Tec U.S.”) in July 2017, Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive Networks Group.

The following customer, which is a distributor, accounted for 10% or more of net accounts receivable:

	March 31, 2018	December 31, 2017
Exclusive Networks Group	34%	35%

14.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in millions):

	March 31, 2018
	Unrealized Losses on Investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1.3)	$0.5	$(0.8)

Other comprehensive loss before reclassifications	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(1.2)	—	(1.2)
Ending balance	$(2.5)	$0.5	$(2.0)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in other income (expense)—net and in benefit from income taxes, respectively.

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

•	trends in revenue, cost of revenue and gross margin;

•
trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses as a percentage of total revenue;

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	the impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”);

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

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

Business Overview

Fortinet is a global leader in broad, integrated and automated cybersecurity solutions to a wide variety of businesses, such as enterprises, data centers and distributed offices, including a majority of the Fortune 100 companies. Our cybersecurity solutions are designed to provide broad, automated and integrated protection against dynamic and sophisticated security threats, while simplifying the information technology and security infrastructure of our end-customers.

We have four current focus areas for our business. First, we derive a majority of product sales from our FortiGate network security appliances. We continue to develop and improve our offerings, which provide opportunities for market share gains. Second, the Fortinet Security Fabric has been developed to provide unified security across the entire digital attack surface, including network core, endpoints, applications, data centers, access and private and public cloud, and is designed to enable traditionally disparate security devices to work together as an integrated and collaborative whole. The Fortinet Security Fabric benefits from customers’ recognition of its value, performance and security coverage and is growing faster than network security. Third, cloud security provides opportunity for growth. We help customers secure their cloud implementations by offering integration, visibility and automation across multi-cloud and hybrid deployments. Our FortiCASB extends the core capabilities of our security fabric architecture to provide businesses the same level of cybersecurity and threat intelligence in cloud environments as they do on their physical networks. While cloud billings are still not significant as compared to the rest of our business, we experienced significant growth in both on-demand cloud consumption and bring-your-own-license (“BYOL”). The Fortinet cloud security is available across all major cloud providers, including Microsoft Azure, Amazon Web Services, Google Cloud, Oracle Cloud and IBM Cloud. Fourth, the emergence of the internet of things (“IoT”) is a new opportunity for us to grow our business and has created an environment where data move freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making it difficult to consistently track and secure.

Financial Highlights

•
We recorded total revenue of $399.0 million in the three months ended March 31, 2018, an increase of 17% compared to $340.6 million in the same period last year. Product revenue was $142.8 million in the three months ended March 31, 2018, an increase of 6% compared to $135.3 million in the same period last year. Service revenue was $256.2 million in the three months ended March 31, 2018, an increase of 25% compared to $205.3 million in the same period last year.

•	We generated operating income of $32.4 million in the three months ended March 31, 2018, an increase of 500% compared to $5.4 million in the same period last year.

•	Cash, cash equivalents and investments were $1.39 billion as of March 31, 2018, an increase of $37.1 million, or 3%, from December 31, 2017.

•	Deferred revenue was $1.40 billion as of March 31, 2018, an increase of $60.1 million, or 4%, from December 31, 2017.

•	We generated cash flows from operating activities of $139.7 million in the three months ended March 31, 2018, an increase of $10.0 million, or 8%, compared to the same period last year.

•
During the three months ended March 31, 2018, we repurchased 2.5 million shares of common stock under our Share Repurchase Program (“Repurchase Program”) for an aggregate purchase price of $115.5 million.

During the three months ended March 31, 2018, our revenue growth was primarily driven by growth in service revenue due to the strength of our FortiCare technical support and FortiGuard security subscription revenue growing 35% and 20%, respectively, year-over-year.

The percentage of our FortiGate-related billings from entry-level products increased from 33% in the three months ended March 31, 2017 to 36% in the three months ended March 31, 2018. The percentage of our FortiGate-related billings from mid-range products was 31% during the three months ended March 31, 2018 and March 31, 2017. The percentage of our FortiGate-related billings from high-end products decreased to 33% in the three months ended March 31, 2018 from 36% in the same period last year. Billings related to non-FortiGate products also grew during the three months ended March 31, 2018, with higher than average growth in the Cloud and Fabric. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

During the three months ended March 31, 2018, operating expenses as a percentage of revenue decreased by 4 percentage points compared to the same period last year. The decrease was primarily driven by a reduction in sales and marketing expenses as a percentage of revenue, as a result of the adoption of Topic 606 for deferred contract costs, which reduced our commissions expense in absolute dollars and as a percentage of total revenue. Our sales and marketing expenses included a benefit of $11.7 million from the adoption of Topic 606 related to deferred contract costs. Under Topic 606, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of Topic 606, we expensed the commission related to these service contracts upfront. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been comparable to the same period last year. Refer to Note 1 and Note 2 in our notes to the condensed consolidated financial statement for more information. Headcount increased by 4% to 5,275 employees and contractors as of March 31, 2018, up from 5,066 as of December 31, 2017.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our products, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across all major cloud providers, and have recognized on demand revenue and BYOL revenue from Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and IBM Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us and deploys the software in a cloud provider’s hardware. While the revenue from such sales are still relatively insignificant, they have increased significantly in recent periods on a percentage basis.

Typically, FortiGuard security subscription and FortiCare technical support services are purchased along with our hardware products and software licenses, most frequently as part of a bundle offering that includes hardware and services functionality. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is payable within 30 to 90 days. We also invoice certain licenses and services on a monthly basis.

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

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), cash, cash equivalents and investments, net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss our cash, cash equivalents and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table (in millions):

	Three Months Ended Or As Of
	March 31, 2018	March 31, 2017
Revenue	$399.0	$340.6
Deferred revenue	$1,396.4	$1,098.1
Billings (non-GAAP)	$463.2	$403.3
Cash, cash equivalents and investments	$1,386.4	$1,441.0
Net cash provided by operating activities	$139.7	$129.7
Free cash flow (non-GAAP)	$128.1	$116.2

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue and free cash flow to be recognized in future periods. Deferred revenue was $1.40 billion as of March 31, 2018, an increase of $60.1 million, or 4%, from December 31, 2017. The adoption of Topic 606 did not have a material impact on the deferred revenue balance.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $463.2 million for March 31, 2018, an increase of 15% compared to $403.3 million in the same period last year.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Billings:
Revenue	$399.0	$340.6
Add: Change in deferred revenue	60.1	62.7
Deferred revenue adjustment due to adoption of the new revenue recognition standard	4.1	—
Total billings (non-GAAP)	$463.2	$403.3

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used for other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flows as a comparative measure. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Free Cash Flow:
Net cash provided by operating activities	$139.7	$129.7
Less purchases of property and equipment	(11.6)	(13.5)
Free cash flow (non-GAAP)	$128.1	$116.2
Net cash used in investing activities	$(25.5)	$(31.3)
Net cash provided by (used in) financing activities	$(89.6)	$15.8

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

We adopted Topic 606 on January 1, 2018 using the modified retrospective method. Refer to Note 2 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact. Other than the adoption of Topic 606, there were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2018, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2018 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2018 and March 31, 2017

Revenue

	Three Months Ended
	March 31, 2018 (1)		March 31, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$142.8	36%	$135.3	40%	$7.5	6%
Service	256.2	64	205.3	60	50.9	25
Total revenue	$399.0	100%	$340.6	100%	$58.4	17%
Revenue by geography:
Americas	$175.8	44%	$146.4	43%	$29.4	20%
Europe, Middle East and Africa (“EMEA”)	144.5	36	126.1	37	18.4	15
Asia Pacific (“APAC”)	78.7	20	68.1	20	10.6	16
Total revenue	$399.0	100%	$340.6	100%	$58.4	17%

(1) Revenue during the three months ended March 31, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Revenue:
Product	$142.8	$137.1	$5.7
Service	256.2	255.5	0.7
Total revenue	$399.0	$392.6	$6.4
Revenue by geography:
Americas	$175.8	$169.1	$6.7
EMEA	144.5	143.9	0.6
APAC	78.7	79.6	(0.9)
Total revenue	$399.0	$392.6	$6.4

Total revenue increased by $58.4 million, or 17%, during the three months ended March 31, 2018 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all our regions grew, with the Americas contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $7.5 million, or 6%, during the three months ended March 31, 2018 compared to the same period last year. Product revenue in the first quarter of 2018 included a $5.7 million benefit from the adoption of Topic 606, which primarily relates to sell through of our U.S. channel inventory. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, also grew significantly. Service revenue increased by $50.9 million, or 25%, during the three months ended March 31, 2018 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods. The impact of the adoption of Topic 606 on service revenue is not significant.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2018 (1)	March 31, 2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$58.2	$55.3	$2.9	5%
Service	39.0	35.3	3.7	11
Total cost of revenue	$97.2	$90.6	$6.6	7%
Gross margin (%):
Product	59.2%	59.1%	0.1%
Service	84.8	82.8	2.0
Total gross margin	75.6%	73.4%	2.2%

(1) Cost of revenue and gross margin during the three months ended March 31, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cost of revenue:
Product	$58.2	$56.7	$1.5
Service	39.0	39.0	—
Total cost of revenue	$97.2	$95.7	$1.5
Gross margin (%):
Product	59.2%	58.6%	0.6%
Service	84.8	84.7%	0.1%
Total gross margin	75.6%	75.6%	—%

Total gross margin increased by 2.2 percentage points during the three months ended March 31, 2018 compared to the same period last year, driven by higher margin on service revenue. Service gross margin increased by 2.0 percentage points during the three months ended March 31, 2018 as compared to the same period last year due to the strength of our FortiCare technical support and FortiGuard security subscription revenue growing 35% and 20%, respectively, during the three months ended March 31, 2018 compared to the same period last year. Product gross margin increased by 0.1 percentage point during the three months ended March 31, 2018 compared to the same period last year. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges. Cost of service revenue was comprised primarily of personnel costs. The impact of Topic 606 on our gross margin is not significant.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2018 (1)		March 31, 2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$59.1	15%	$51.2	15%	$7.9	15%
Sales and marketing	185.3	46	170.4	50	14.9	9
General and administrative	25.0	6	22.6	7	2.4	11
Restructuring charges	—	—	0.4	—	(0.4)	(100)
Total operating expenses	$269.4	68%	$244.6	72%	$24.8	10%

(1) Operating expenses during the three months ended March 31, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Operating expenses:
Research and development	$59.1	$59.1	$—
Sales and marketing expenses	185.3	197.0	(11.7)
General and administrative	25.0	25.0	—
Total operating expenses	$269.4	$281.1	$(11.7)

Research and development

Research and development expense increased by $7.9 million, or 15%, during the three months ended March 31, 2018 compared to the same period last year, primarily due to an increase of $7.1 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, depreciation and other occupancy-related costs increased by $0.9 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2018.

Sales and marketing

Sales and marketing expense increased by $14.9 million, or 9%, during the three months ended March 31, 2018 compared to the same period last year, primarily due to an increase of $12.0 million in personnel-related costs as sales and marketing headcount increased in order to drive market share gains globally. These increases in personnel costs included a benefit of $11.7 million from the adoption of the new accounting standard related to deferred contract costs. Under this new standard, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commission related to these service contracts. Our sales and marketing expense would have increased by $26.6 million or 16% under the old accounting standard. Refer to Note 2 in our notes to the condensed consolidated financial statement for more information. Travel and entertainment expense increased by $2.2 million. In addition, depreciation expense and other occupancy-related expense increased by $1.3 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 49% of revenue. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars in 2018.

General and administrative

General and administrative expense increased by $2.4 million, or 11%, during the three months ended March 31, 2018 compared to the same period last year. Personnel costs increased by $3.5 million as we continued to increase headcount in order to support our expanding business. Professional fees increased by $0.9 million, primarily due to the implementation of a new revenue recognition system to support the new accounting rules. The increase in expense was partially offset by a decrease in depreciation and other occupancy-related costs of $1.5 million. We expect general and administrative expense to increase in absolute dollars in 2018.

Operating income

We generated operating income of $32.4 million during the three months ended March 31, 2018, an increase of $27.0 million, or 500%, compared to $5.4 million in the same period last year. The improvement in operating income generated was primarily due to the benefit from the adoption of the new accounting standard. As a percentage of total revenue, sales and marketing expenses decreased to 46% in the three months ended March 31, 2018 from 50% in the same period last year. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 49% of revenue. The adoption of this new standard resulted in an improvement of 4.1 percentage points in our operating margin.

Interest income and other income (expense)—net

	Three Months Ended
	March 31, 2018	March 31, 2017	Change	% Change
	(in millions, except percentages)
Interest income	$4.5	$2.4	$2.1	88%
Other income (expense)—net	(0.2)	0.3	(0.5)	(167)

Interest income increased during the three months ended March 31, 2018 as compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net during the three months ended March 31, 2018 as compared to the same period last year was primarily due to higher foreign currency exchange losses.

Benefit from income taxes

	Three Months Ended		Change	% Change
	March 31, 2018 (1)	March 31, 2017
	(in millions, except percentages)
Benefit from income taxes	$(4.9)	$(2.6)	$(2.3)	88%
Effective tax rate (%)	(13)%	(32)%	19%	—

(1) Benefit from income taxes during the three months ended March 31, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Increase (Decrease)
Benefit from income taxes	$(4.9)	$(8.7)	$3.8
Effective tax rate (%)	(13)%	(43)%	30%

Our effective tax rate was a tax benefit of 13% for the three months ended March 31, 2018 compared to a tax benefit of 32% for the same period last year, with the primary difference being the change in the federal tax rate to 21% in 2018 from 35% in the prior year. The effective tax rate for the periods presented are comprised of the U.S. federal and state taxes, withholding taxes, and foreign taxes of $8.5 million, which are offset by a tax provision benefit of $5.6 million for stock-based compensation and release of reserve on uncertain tax position including interests of $7.8 million. The tax rate for the three months ended March 31, 2017 was comprised of the U.S. federal and state taxes, withholding taxes and foreign taxes of $2.9 million which were offset by a tax provision benefit of $5.5 million for stock-based compensation.

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

The SEC staff has issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. At this time, our income tax reporting for these effects is provisional using reasonable estimates.

The 2017 Tax Act creates a new requirement that global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”) be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes. Our selection of an accounting policy for the first quarter of 2018 with respect to the GILTI tax rules was to treat GILTI tax as a current-period expense under the period cost method.

The IRS issued Notice 2018-26 on April 2, 2018, which included allowing a deduction for foreign taxes during 2017 to be allocated to earning and profits calculated as of November 2, 2017. This deduction resulted in a decrease of our transition tax by $3.2 million. We also released unrecognized tax benefits in the first quarter of 2018, which had previously reduced our transition tax. This increased our transition tax by $2.7 million. The net tax provision benefit due to changes in the transition tax calculation was $0.5 million in the first quarter of 2018.

It is our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2018 and December 31, 2017, accrued interest and penalties were $13.4 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.0 million in the next 12 months, primarily due to the lapse of the statute of limitations and audit settlement. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Liquidity and Capital Resources

	As of
	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$835.6	$811.0
Investments	550.8	538.3
Total cash, cash equivalents and investments	$1,386.4	$1,349.3
Working capital	$706.1	$689.6

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Cash provided by operating activities	$139.7	$129.7
Cash used in investing activities	(25.5)	(31.3)
Cash provided by (used in) financing activities	(89.6)	15.8
Net increase in cash and cash equivalents	$24.6	$114.2

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our ESPP, payment of taxes in connection with the net settlement of equity awards and business acquisitions. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the proceeds from exercise of stock options and purchases under our ESPP. Additional increases in deferred revenue may depend on a number of factors including our billing growth rate, service contract renewal rates and length of initial and renewals service contracts. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units granted versus stock options and also to vary based on our share price. As of March 31, 2018, $327.3 million remained available for future share repurchase under the Repurchase Program.

Construction on the new headquarters building is expected to start in the second half of 2018. We estimate 2018 spending for this project to be approximately $20 million to $30 million.

As of March 31, 2018, our cash, cash equivalents and investments of $1.39 billion were invested primarily in corporate debt securities, money market funds, certificate of deposits, commercial paper and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk.

As of March 31, 2018, $807.7 million of our cash and investments were held by our international subsidiaries. Under the 2017 Tax Act signed into law in December 2017, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which were previously deemed indefinitely reinvested. We expect to be able to repatriate an additional $150.0 million over the remainder of 2018. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. Most of our off-shore cash is located in Singapore. Corporate law in Singapore only allows dividends to be paid to the extent we have retained earnings in Singapore. In Singapore our retained earnings are lower than our current cash balance. We do not enter into investments for trading or speculative purposes. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities, including deferred revenue. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs in connection with the adoption of Topic 606, depreciation of property and equipment, amortization of intangible assets and amortization of investment premiums.

Our operating activities during the three months ended March 31, 2018 provided $139.7 million in cash as a result of our continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable. Our total deferred revenue balance grew 27% during the three months ended March 31, 2018 compared to the same period last year.

Our operating activities during the three months ended March 31, 2017 provided $129.7 million in cash as a result of our continued growth in the sales of FortiGuard security subscriptions and FortiCare support contracts, as well as product sales, and the ability to successfully manage our working capital. The increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers was reflected in the increase in our deferred revenue. Our total deferred revenue balance grew 31% during the three months ended March 31, 2017 compared to the same period last year.

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

During the three months ended March 31, 2018, cash used for investing activities was primarily due to the $11.6 million we spent on capital expenditures and $13.9 million due to purchases of investments, net of maturities, of our investments.

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

During the three months ended March 31, 2018, cash used for financing activities was $89.6 million, primarily due to $115.5 million used to repurchase our common stock. This was partially offset by $25.9 million of proceeds from the issuance of common stock, net of tax withholding.

During the three months ended March 31, 2017, cash provided by financing activities was $15.8 million, representing proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 9 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2018 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales or sales-related arrangements, such as sales “side agreements” to allow return rights, that could disrupt the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or forecasted and result in restatements of financial statements and irregularities in financial statements;

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chief Executive Officer and Chairman or Michael Xie, our Co-Founder, President and Chief Technology Officer, or of any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. In February 2018, we underwent a transition in senior management as Drew Del Matto resigned as our Chief Financial Officer and Keith Jensen was appointed as our Interim Chief Financial Officer, and Mr. Jensen was appointed as our Chief Financial Officer effective May 2018. The loss of the services or the distraction of our senior management for any reason could adversely affect our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives, or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. In addition, if our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive, which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. The two channel partners together accounted for 34% of our total net accounts receivable as of March 31, 2018 and 29% of our total revenue during three months ended March 31, 2018. During the three months ended March 31, 2017, Exclusive Networks Group and Fine Tec Computers, which distributed our solutions to a large group of resellers and end-customers, accounted for 20% and 12% of our total revenue, respectively.

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

Actual, possible or perceived defects or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach or the misuse of our products could harm our reputation and divert resources.

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

Our business and operations have experienced growth, and if we do not appropriately manage any future growth, including through the expansion of our real estate holdings, or are unable to improve our systems, processes and controls, our operating results will be negatively affected.

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

To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating and administrative systems and controls, and our business continuity and disaster recovery plans and processes, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting.

In addition, our systems, processes and controls may not prevent or detect all errors, omissions, malfeasance or fraud, such as corruption and improper “side agreements” that may impact revenue recognition. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to ensure appropriate systems, processes and controls and to manage any future growth effectively could result in increased costs and harm our reputation and results of operations.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including Micro-Star International Co., Ltd., Wistron Corporation, Senao Networks, Inc., IBASE Technology, Inc. and a number of manufacturers located in Taiwan and other countries outside the United States. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Our proprietary SPU, which is the key to the performance of our appliances, is built by contract manufacturers including Faraday, MegaChips Corporation and Renesas. These contract manufacturers use foundries operated by UMC, TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (the “EU RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. Although the SEC has provided guidance with respect to a portion of the conflict minerals filing requirements that somewhat reduced the reporting required, we have incurred and expect to incur additional costs to comply with the rules, including costs related to efforts to determine the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements, which would make it more difficult to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

For example, with respect to data privacy, in April 2016, the European Parliament approved the General Data Protection Regulation (the “GDPR”), which will come into effect in May 2018 and supersede current EU data protection regulations. The GDPR will impose stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results. Any noncompliance with the GDPR, whether perceived or actual, could also adversely impact our reputation, sales and operating results.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act. The DOJ continues to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects. See Part II, Item 1 of this Quarterly Report on Form 10-Q for more information on our legal proceedings.

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

Our business benefits from free trade agreements, such as the North American Free Trade Agreement (“NAFTA”), and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. Efforts to withdraw from or materially modify NAFTA or other international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken. Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), economic sanctions or related policies. For example, in March 2018, the current administration imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. We do not expect these tariffs to have a significant effect on our raw material costs. If retaliatory trade measures taken by China or other countries in response to the tariffs cause the cost of our products to increase, we may be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury, cadmium and certain plastic additives in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible this exemption will be revoked in the future. Additionally, although the RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

If our internal enterprise IT networks, on which we conduct internal business and interface externally, or our operational networks, through which we connect to customer systems and provide services, are compromised, public perception of our products and services will be harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

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

In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system and imposing a one-time deemed repatriation tax on cumulative undistributed foreign earnings, for which we have not previously recognized U.S. income taxes. Given the timing, scope and magnitude of the changes enacted by the 2017 Tax Act, along with ongoing implementation efforts, guidance and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in Note 11 to the consolidated financial statements that have been reported as provisional, or where no estimate of the impact was provided as a result of us not having the necessary information, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations or cash flows. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby or flooding in Burnaby could negatively impact our ability to provide products and services and could otherwise negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders or the delay of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Moreover, business models based on software-as-a-service (“SaaS”), either hosted or cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

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

We have several ongoing patent lawsuits, several non-practicing entity patent holding companies have sent us demand letters proposing that we license certain of their patents, and organizations have sent letters demanding that we provide indemnification for patent claims. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition, equity investment valuation (which became effective for us beginning on January 1, 2018) and accounting for leases (which will become effective for us on January 1, 2019), as well as the significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.
We have adopted the new revenue recognition standard as of January 1, 2018. Refer to Note 1 and Note 2 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the new standard and its potential impact on us.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2018, the closing price of our common stock ranged from $43.83 to $54.68 per share.

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

Share repurchases under our Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

In 2017, our board of directors approved the increase in the aggregate authorized repurchase amount under the Repurchase Program by $700.0 million, bringing the total authorization to $1.0 billion. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of our share repurchase program could result in a decrease in the trading price of our common stock. Moreover, despite analyses we perform in connection with repurchases under the Repurchase Program to determine the appropriate prices for repurchases of our stock, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2018 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	1,477,310	$45.02	1,477,310	$376.3
February 1 - February 28, 2018	990,008	$47.18	990,008	$329.6
March 1 - March 31, 2018	45,984	$49.70	45,984	$327.3

ITEM 6.     Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1†*	Amendment No. 1 to Change of Control Severance Agreement, dated as of May 1, 2018, between the Company and Keith Jensen

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2018

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)