Form 10-Q
period 2018-06-30
FORTINET INC
filed 2018-08-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 31, 2018, there were 169,136,958 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972.1	$811.0
Short-term investments	461.6	440.3
Accounts receivable—Net	333.6	348.2
Inventory	78.2	77.3
Prepaid expenses and other current assets	39.3	40.0
Total current assets	1,884.8	1,716.8
LONG-TERM INVESTMENTS	65.3	98.0
PROPERTY AND EQUIPMENT—NET	256.0	245.4
DEFERRED CONTRACT COSTS	160.6	—
DEFERRED TAX ASSETS	141.9	146.9
OTHER INTANGIBLE ASSETS—NET	21.4	16.3
GOODWILL	25.1	14.6
OTHER ASSETS	20.6	19.9
TOTAL ASSETS	$2,575.7	$2,257.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63.7	$70.0
Accrued liabilities	59.0	50.0
Accrued payroll and compensation	91.3	92.0
Income taxes payable	21.7	21.4
Deferred revenue	849.5	793.8
Total current liabilities	1,085.2	1,027.2
DEFERRED REVENUE	621.3	542.5
INCOME TAX LIABILITIES	76.8	90.2
OTHER LIABILITIES	12.2	8.6
Total liabilities	1,795.5	1,668.5
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 169.0 and 167.9 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	996.1	909.6
Accumulated other comprehensive loss	(1.4)	(0.8)
Accumulated deficit	(214.7)	(319.6)
Total stockholders’ equity	780.2	589.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,575.7	$2,257.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUE:
Product	$166.3	$142.7	$309.1	$277.9
Service	275.0	220.8	531.2	426.1
Total revenue	441.3	363.5	840.3	704.0
COST OF REVENUE:
Product	73.9	60.8	132.1	116.1
Service	39.2	34.9	78.2	70.1
Total cost of revenue	113.1	95.7	210.3	186.2
GROSS PROFIT:
Product	92.4	81.9	177.0	161.8
Service	235.8	185.9	453.0	356.0
Total gross profit	328.2	267.8	630.0	517.8
OPERATING EXPENSES:
Research and development	61.2	51.2	120.3	102.4
Sales and marketing	192.8	166.3	378.1	336.7
General and administrative	23.5	21.9	48.5	44.5
Restructuring charges	—	(0.1)	—	0.3
Total operating expenses	277.5	239.3	546.9	483.9
OPERATING INCOME	50.7	28.5	83.1	33.9
INTEREST INCOME	5.8	3.2	10.3	5.6
OTHER INCOME (EXPENSE)—NET	(5.0)	1.2	(5.2)	1.5
INCOME BEFORE INCOME TAXES	51.5	32.9	88.2	41.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2.2	9.9	(2.7)	7.3
NET INCOME	$49.3	$23.0	$90.9	$33.7
Net income per share (Note 9):
Basic	$0.29	$0.13	$0.54	$0.19
Diluted	$0.28	$0.13	$0.53	$0.19
Weighted-average shares outstanding:
Basic	168.6	175.7	168.1	175.1
Diluted	173.5	179.7	172.6	179.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$49.3	$23.0	$90.9	$33.7
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	0.7	(0.1)	(0.5)	0.3
Tax provision (benefit) related to change in unrealized gains (losses) on investments	0.1	(0.1)	0.1	0.1
Other comprehensive income (loss)	0.6	—	(0.6)	0.2
Comprehensive income	$49.9	$23.0	$90.3	$33.9

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90.9	$33.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	77.1	68.4
Amortization of deferred contract costs	43.2	—
Depreciation and amortization	26.8	27.5
Other non-cash items—net	0.4	1.7
Amortization of investment premiums	0.2	1.4
Changes in operating assets and liabilities:
Accounts receivable—net	28.9	37.9
Inventory	(10.8)	9.8
Prepaid expenses and other current assets	0.9	(3.2)
Deferred contract costs	(66.7)	—
Deferred tax assets	(13.3)	(24.4)
Other assets	(0.7)	0.7
Accounts payable	(9.1)	(19.9)
Accrued liabilities	(4.7)	1.8
Accrued payroll and compensation	(2.0)	1.6
Other liabilities	(2.2)	(2.7)
Deferred revenue	136.3	125.4
Income taxes payable	(13.2)	14.8
Net cash provided by operating activities	282.0	274.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(262.3)	(270.5)
Sales of investments	28.7	10.0
Maturities of investments	244.3	247.2
Purchases of property and equipment	(23.2)	(99.9)
Payments made in connection with business combination, net of cash acquired	(6.0)	—
Net cash used in investing activities	(18.5)	(113.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(117.1)	(33.1)
Proceeds from issuance of common stock	56.7	41.8
Taxes paid related to net share settlement of equity awards	(32.5)	(25.9)
Payments of debt assumed in connection with business combination	(9.5)	—
Net cash used in financing activities	(102.4)	(17.2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	161.1	144.1
CASH AND CASH EQUIVALENTS—Beginning of period	811.0	709.0
CASH AND CASH EQUIVALENTS—End of period	$972.1	$853.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$10.5	$11.1
Liability for purchase of property and equipment and asset retirement obligations	$9.3	$22.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2018 (the “Form 10-K”). In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements for the year ended December 31, 2017.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2018, except for the accounting policies for revenue recognition, trade receivables and deferred contract costs that were updated as a result of adopting Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 2.

Recently Adopted Accounting Standards

Financial Instruments – Recognition and Measurement

In January 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-01—Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 was effective prospectively for us beginning on January 1, 2018 for our equity investments, which were previously accounted for under the cost-method. We adopted ASU 2016-01 on January 1, 2018. There was no material impact on our condensed consolidated financial statements as of the adoption date.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a net reduction to our accumulated deficit as of January 1, 2018 of $117.3 million due to the cumulative impact of adopting Topic 606. The primary impact of adopting Topic 606 relates to the deferral of our incremental contract costs, which are comprised of sales commissions. Prior to January 1, 2018, we expensed all sales commissions upfront. Beginning on January 1, 2018, we continue to expense sales commissions related to product sales upfront, but capitalize and then amortize certain sales commissions on service contracts over the applicable amortization period. The capitalized sales commissions for initial service contracts are deferred and then amortized as expense on a straight-line basis over the period of benefit which we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts. The deferral of sales commissions generated a deferred tax liability of $23.8 million, of which $18.0 million was recorded against deferred tax assets and the remaining $5.8 million was recorded in other long-term liabilities on our consolidated balance sheet. The impact on deferred revenue as of January 1, 2018 was $4.1 million, which primarily relates to certain changes in revenue recognition on software license sales and the acceleration of revenue from U.S.-based channel partners which were previously deferred until the product was sold through. Beginning on January 1, 2018, our sales returns reserve is now included on the balance sheet in accrued liabilities and no longer as a reduction to our accounts receivable. See Note 2 for further details.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. ASU 2016-02 includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU 2018-10—Codification Improvements to Topic 842, Leases, and ASU 2018-11 Leases (Topic 842) Targeted Improvements, which address questions about how to apply certain aspects of ASC 2016-02. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options and variable payments that depend on an index or rate, and provide an alternative transition approach that allows companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date. ASC 2016-02 will be effective for us beginning on January 1, 2019, using a modified retrospective approach. Based on our current lease portfolio, we currently estimate the value of leased assets and liabilities that may be recognized on the consolidated balance sheet to be at least $45.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASC 2016-02 will have a material impact on our consolidated statements of operations and cash flows. We expect to expand our disclosures in the notes to consolidated financial statements to include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASC 2018-07 expands the scope of Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”) to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50 by moving it to ASC 718. This amendment is effective for us beginning January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We are currently evaluating the impact of this new standards on our consolidated financial statements.

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

Under Topic 606, we determine revenue recognition through the following steps:

•identification of the contract, or contracts, with the customer,

•	identification of the performance obligations in the contract, including evaluation of performance obligations as to being distinct goods or services in a contract,
•determination of the transaction price,
•allocation of the transaction price to the performance obligations in the contract, and
•recognition of revenue when, or as, we satisfy a performance obligation.

Product revenue primarily consists of sales of hardware and software licenses of our FortiGate and Fabric products. We derive a substantial majority of product sales from our FortiGate products. Our FortiGate products include a broad set of built-in security and networking features and functionalities including firewall, SD-WAN, data leak prevention, VPN, switch and wireless controller and WAN acceleration, among others.

We previously recognized product revenue for sales to distributors that had no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria were met. Certain distributors are granted stock rotation rights, limited rights of return or rebates for sales of our products. The arrangement fee for this group of distributors was not fixed or determinable when products were shipped and revenue was therefore deferred and recognized upon sell-through. For sales that included end-customer acceptance criteria, revenue was recognized upon acceptance. Under Topic 606, we recognize product revenue upon shipment when control of the promised goods is transferred to the customer. We recognize revenue from time-based software licenses upon electronic transfer of the license key to the customer. Previously, time-based software licenses were recognized over the license term.

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

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services, and other services. Our FortiGuard security subscription services provide access to our application control, intrusion prevention, anti-botnet and mobile, anti-spam, web filtering, cloud sandbox and virus outbreak protection, industry security, security rating service and threat intelligent service functionality. Our FortiCare support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and internet access to technical support personnel. Our typical subscription and contractual support term is one to three years, and to a lesser extent, five years. Our revenue recognition for service arrangements did not change under Topic 606. We continue to recognize revenue from these services ratably over the contractual service period because of continuous transfer of control to the customer over the maintenance period. Revenue related to subsequent renewals of these services are recognized over the support term of the renewal agreement. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted or cloud-based services. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluated the criteria to be distinct under Topic 606 and concluded that the hardware and software license were distinct and distinct in context of the contract from the security subscription and technical support services, as the customer can benefit from the hardware and license without the services and the services are separately identifiable within the contract. We allocate the transaction price to each performance obligation based on relative standalone selling price. We determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. We determine standalone selling price for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of the service contract that fall within a reasonably range as a percentage of list price. Revenue is reported net of sales tax.

Under Topic 605, revenue from contracts that contain our products and services are allocated to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it existed, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price existed for a deliverable, we used our best estimate of selling price for that deliverable. For multiple-element arrangements where software deliverables were included, revenue was allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables was then allocated to each software deliverable using the residual method when VSOE of fair value existed. If evidence of VSOE of fair value of one or more undelivered elements did not exist, all software allocated revenue was deferred and recognized when delivery of those elements occurred or when fair value was established. When the undelivered element for which we did not have VSOE of fair value was support, revenue for the entire arrangement was recognized ratably over the support period. The same residual method and VSOE of fair value principles applied for our multiple element arrangements that contained only software elements.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration at the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for sales return reserve was $12.5 million as of June 30, 2018 and is included in current liabilities in our condensed consolidated balance sheet. Under Topic 605, a sales return reserve of $13.6 million was presented as a reduction to accounts receivable as of December 31, 2017.

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

During the three and six months ended June 30, 2018, we recognized $203.3 million and $442.3 million, respectively, in revenue that was included in the deferred revenue balance as of December 31, 2017.

Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale. Shipping and handling fees recognized as product revenue were not significant during the three and six months ended June 30, 2018 and 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 (1)	June 30, 2018	June 30, 2017(1)
Product	$166.3	$142.7	$309.1	$277.9
Service:
Security subscription	147.1	122.0	283.8	235.5
Technical support	116.4	90.1	226.0	171.2
Professional services and training	11.5	8.7	21.4	19.4
Total service revenue	275.0	220.8	531.2	426.1
Total revenue	$441.3	$363.5	$840.3	$704.0
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, we had $1.47 billion in remaining performance obligations, which is substantially comprised of deferred security subscription and technical support services not yet delivered. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next one to two years, with the remaining balance to be recognized in three to five years.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.7 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, accounts receivable was also reduced by sales return reserve of $13.6 million which we reclassified to accrued liabilities account as of January 1, 2018 in accordance with the adoption of Topic 606.

Contract Assets

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. Contract assets were insignificant as of June 30, 2018 and January 1, 2018.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for the sale of products are recognized at the time of sale. Sales commissions for initial service contracts are deferred and then amortized as an expense on a straight-line basis over the period of benefit which we have determined to be five years. We determined the period of benefit taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts which ranges from one to three years and, to a lesser extent, five years. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statement of operations. Amortization of deferred contract costs during the three and six months ended June 30, 2018 was $22.4 million and $43.2 million, respectively. No impairment loss was recognized during the three months ended June 30, 2018.

Practical Expedient

We elected to use the contract modification practical expedient. This practical expedient allows for all contract modifications before January 1, 2018 to be aggregated and evaluated at adoption date.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Condensed Consolidated Financial Statements

The following tables summarize the impact of adopting Topic 606 on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 (in millions). These tables do not represent the full condensed consolidated financial statements as they only reflect the accounts impacted by the adoption of Topic 606.

Condensed Consolidated Balance Sheet

	As of June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Assets:
Accounts receivable	$333.6	$321.1	$12.5
Inventory	$78.2	$79.6	$(1.4)
Deferred contract costs	$160.6	$—	$160.6
Deferred tax assets	$141.9	$167.8	$(25.9)

Liabilities:
Accrued liabilities	$59.0	$44.7	$14.3
Deferred revenue, current	$849.5	$865.9	$(16.4)
Deferred revenue, non-current	$621.3	$622.5	$(1.2)
Other liabilities, non-current	$12.2	$6.4	$5.8

Stockholders’ Equity
Accumulated deficit	$(214.7)	$(358.0)	$143.3

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product	$166.3	$162.1	$4.2
Service	275.0	274.0	1.0
Total revenue	441.3	436.1	5.2
COSTS OF REVENUE:
Product	73.9	74.1	(0.2)
GROSS PROFIT:
Product	92.4	88.0	4.4
Service	235.8	234.8	1.0
Total gross profit	328.2	322.8	5.4
OPERATING EXPENSES:
Sales and marketing expenses	192.8	204.6	(11.8)

OPERATING INCOME	50.7	33.5	17.2

INCOME BEFORE INCOME TAXES	51.5	34.3	17.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2.2	(1.8)	4.0
NET INCOME	$49.3	$36.1	$13.2
Net income per share:
Basic	$0.29	$0.21	$0.08
Diluted	$0.28	$0.21	$0.08

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product	$309.1	$299.2	$9.9
Service	531.2	529.5	1.7
Total revenue	840.3	828.7	11.6
COST OF REVENUE:
Product	132.1	130.8	1.3
GROSS PROFIT:
Product	177.0	168.4	8.6
Service	453.0	451.3	1.7
Total gross profit	630.0	619.7	10.3
OPERATING EXPENSES
Sales and marketing expenses	378.1	401.6	(23.5)

OPERATING INCOME	83.1	49.3	33.8

INCOME BEFORE INCOME TAXES	88.2	54.4	33.8
BENEFIT FROM INCOME TAXES	(2.7)	(10.5)	7.8
NET INCOME	$90.9	$64.9	$26.0
Net income per share:
Basic	$0.54	$0.39	$0.15
Diluted	$0.53	$0.38	$0.15

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cash flows from operating activities:
Net income	$90.9	$64.9	$26.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred contract costs	43.2	—	43.2
Changes in operating assets and liabilities:
Inventory	(10.8)	(12.2)	1.4
Deferred contract costs	(66.7)	—	(66.7)
Deferred tax assets	(13.3)	(21.1)	7.8
Accrued liabilities	(4.7)	(5.4)	0.7
Deferred revenue	136.3	148.7	(12.4)
Net cash provided by operating activities	$282.0	$282.0	$—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$338.7	$—	$(1.8)	$336.9
Certificates of deposit and term deposits (1)	100.2	—	—	100.2
Commercial paper	66.8	—	—	66.8
U.S. government and agency securities	23.0	—	—	23.0
Total available-for-sale securities	$528.7	$—	$(1.8)	$526.9

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$391.0	$—	$(1.2)	$389.8
Commercial paper	74.2	—	—	74.2
Certificates of deposit and term deposits (1)	45.9	—	—	45.9
U.S. government and agency securities	28.5	—	(0.1)	28.4
Total available-for-sale securities	$539.6	$—	$(1.3)	$538.3

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$258.2	$(1.1)	$61.1	$(0.7)	$319.3	$(1.8)
Commercial paper	59.0	—	—	—	59.0	—
Certificates of deposit and term deposits	48.6	—	—	—	48.6	—
U.S. government and agency securities	10.4	—	8.5	—	18.9	—
Total available-for-sale securities	$376.2	$(1.1)	$69.6	$(0.7)	$445.8	$(1.8)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317.4	$(0.9)	$58.2	$(0.3)	$375.6	$(1.2)
Certificates of deposit and term deposits	37.2	—	—	—	37.2	—
Commercial paper	29.0	—	—	—	29.0	—
U.S. government and agency securities	17.0	—	11.4	(0.1)	28.4	(0.1)
Total available-for-sale securities	$400.7	$(0.9)	$69.6	$(0.4)	$470.3	$(1.3)

The contractual maturities of our investments were as follows (in millions):

	June 30, 2018	December 31, 2017
Due within one year	$461.6	$440.3
Due within one to three years	65.3	98.0
Total	$526.9	$538.3

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2018.

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

We measure the fair value of money market funds and certain U.S. government and agency securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or on model-driven valuations using significant inputs derived from or corroborated by observable market data.

We classify investments within Level 1 if quoted prices are available in active markets for identical securities.

We classify items within Level 2 if the investments are valued using model-driven valuations using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018				December 31, 2017
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$341.2	$—	$341.2	$—	$411.1	$—	$411.1	$—
Certificates of deposit and term deposits	173.9	—	173.9	—	132.1	—	132.1	—
Money market funds	116.3	116.3	—	—	195.6	195.6	—	—
Commercial paper	104.4	—	104.4	—	128.9	—	128.9	—
U.S. government and agency securities	23.0	19.5	3.5	—	28.4	24.9	3.5	—
Total	$758.8	$135.8	$623.0	$—	$896.1	$220.5	$675.6	$—

Reported as:
Cash equivalents	$231.9				$357.8
Short-term investments	461.6				440.3
Long-term investments	65.3				98.0
Total	$758.8				$896.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018 and year ended December 31, 2017.

4.     INVENTORY

Inventory consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Raw materials	$13.7	$13.0
Finished goods	64.5	64.3
Inventory	$78.2	$77.3

Inventory includes materials at contract manufacturers of $1.9 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively. Inventory also includes finished goods held by distributors where revenue is recognized on a sell-through basis of $0.1 million as of December 31, 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Building and building improvements	$136.1	$133.2
Computer equipment and software	90.5	79.9
Land	71.9	65.6
Leasehold improvements	21.9	20.8
Evaluation units	19.5	20.1
Furniture and fixtures	15.9	14.7
Construction-in-progress	7.7	6.3
Total property and equipment	363.5	340.6
Less: accumulated depreciation	(107.5)	(95.2)
Property and equipment—net	$256.0	$245.4

Depreciation expense was $11.8 million during the three months ended June 30, 2018 and June 30, 2017. Depreciation expense was $23.1 million and $23.0 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $12.1 million as of June 30, 2018 and December 31, 2017. These investments, which were previously accounted for at cost, are now accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. As of June 30, 2018, no events have occurred that would adversely affect the carrying value of these investments.

As of June 30, 2018, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The VIEs are not required to be consolidated in our condensed consolidated financial statements.

7.     BUSINESS COMBINATION

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a leading provider of network security products and services. We believe that this acquisition will extend the Fortinet Security Fabric to include network access control and provide for the assessment and response related to devices accessing the network, including Internet of Things devices.

Under the business combination method of accounting, the total preliminary purchase price was allocated to Bradford’s net tangible and intangible assets based upon their estimated fair values as of June 4, 2018. The preliminary purchase price for Bradford was $6.8 million, of which $10.5 million was allocated to goodwill that was non-deductible for tax purposes, $8.8 million was allocated to identifiable intangible assets offset by $12.5 million of net liabilities assumed. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of our valuation analysis.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of June 30, 2018, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the target.

Pro forma information has not been presented for these acquisitions as the impact to our Condensed Consolidated Financial Statements was not material.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

Changes in the carrying value of goodwill were (in millions):

Amount
Balance—December 31, 2017	$14.6
Addition due to business combination	10.5
Balance—June 30, 2018	$25.1

There were no impairments to goodwill during the three and six months ended June 30, 2018.

Other Intangible Assets—net

The following tables present other intangible assets—net as of June 30, 2018 and December 31, 2017 (in millions, except years):

	June 30, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$32.2	$16.4	$15.8
Customer relationships	4.5	16.7	11.1	5.6
Total other intangible assets—net		$48.9	$27.5	$21.4

	December 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$24.0	$13.7	$10.3
Customer relationships	4.7	14.5	10.1	4.4
		38.5	23.8	14.7

Indefinite-lived intangible assets:
In-process research and development		1.6	—	1.6
Total other intangible assets—net		$40.1	$23.8	$16.3

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The in-process research and development intangible asset of $1.6 million was completed in the first quarter of 2018. Upon completion, the cost was transferred to developed technology and is amortized over the estimated useful life of four years.
Amortization expense was $1.8 million and $2.2 million during the three months ended June 30, 2018 and June 30, 2017, respectively. Amortization expense was $3.6 million and $4.5 million during the six months ended June 30, 2018 and June 30, 2017, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2018	$5.1
2019	8.4
2020	4.8
2021 and thereafter	3.1
Total	$21.4

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”), stock options and the Employee Stock Purchase Plan (the “ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income	$49.3	$23.0	$90.9	$33.7

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	168.6	175.7	168.1	175.1
Diluted shares:
Weighted-average common stock outstanding-basic	168.6	175.7	168.1	175.1
Effect of potentially dilutive securities:
RSUs	3.4	2.4	3.1	2.3
Stock options	1.4	1.5	1.3	1.5
ESPP	0.1	0.1	0.1	0.1
Weighted-average shares used to compute diluted net income per share	173.5	179.7	172.6	179.0
Net income per share:
Basic	$0.29	$0.13	$0.54	$0.19
Diluted	$0.28	$0.13	$0.53	$0.19

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
RSUs	0.3	1.2	0.7	1.8
Stock options	0.7	1.1	0.6	1.1
ESPP	—	—	0.1	0.1
Total	1.0	2.3	1.4	3.0

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of June 30, 2018 (in millions):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$53.2	$8.9	$14.5	$11.2	$7.2	$4.3	$7.1
Inventory purchase commitments	104.9	100.7	—	4.2	—	—	—
Total	$158.1	$109.6	$14.5	$15.4	$7.2	$4.3	$7.1

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.6 million and $3.9 million during the three months ended June 30, 2018 and June 30, 2017, respectively. Rent expense was $8.7 million and $8.4 million during the six months ended June 30, 2018 and June 30, 2017, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2018, we had $104.9 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2018, we had $9.5 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and there can be no assurances and the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, including contingent legal fees with related parties, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. As required under ASC 450, Contingencies, issued by the FASB, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.

As previously disclosed, in October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act.  We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter.  We are currently in settlement discussions with the United States Attorney’s Office.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement, that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, there have been no material awards under such indemnification provisions.

11.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted RSUs and stock options. We also have an ESPP for eligible employees. As of June 30, 2018, there were a total of 55.1 million shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2017	8.5	$34.79
Granted	3.2	50.97
Forfeited	(0.6)	37.21
Vested	(2.2)	34.21
Balance—June 30, 2018	8.9	$40.90

As of June 30, 2018, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $326.2 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.41 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Six Months Ended
	June 30, 2018	June 30, 2017
Shares withheld for taxes	0.7	0.7
Amount withheld for taxes	$32.5	$25.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expected term in years	4.4	4.4	4.4	4.4
Volatility	31.1%	34.2%	31.7%	36.3%
Risk-free interest rate	2.9%	1.9%	2.6%	1.9%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4.3	$27.50
Granted	0.7	49.70
Forfeited	(0.1)	31.97
Exercised	(1.5)	24.33
Balance—June 30, 2018	3.4	$33.42
Options vested and expected to vest—June 30, 2018	3.4	$33.42	4.15	$100.1
Options exercisable—June 30, 2018	1.8	$27.92	2.72	$62.4

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2018, for all in-the-money stock options. As of June 30, 2018, total compensation expense related to unvested stock options granted to employees but not yet recognized was $19.3 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted-average fair value per share granted	$17.86	$12.18	$15.21	$12.22
Intrinsic value of options exercised	15.9	9.0	39.5	26.9
Fair value of options vested	1.5	1.7	4.2	5.1

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected term in years	0.5	0.5
Volatility	27.0%	33.4%
Risk-free interest rate	1.8%	0.7%
Dividend rate	—%	—%

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Six Months Ended
	June 30, 2018	June 30, 2017
Weighted-average fair value per share granted	$11.27	$9.28
Shares issued under the ESPP	0.7	0.6
Weighted-average price per share issued	$31.29	$27.97

There were no shares granted or issued under the ESPP during the three month ended June 30, 2018 and June 30, 2017.

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of product revenue	$0.4	$0.4	$0.8	$0.7
Cost of service revenue	2.7	2.5	5.2	4.8
Research and development	9.2	8.3	17.6	16.1
Sales and marketing	23.6	19.7	44.5	38.8
General and administrative	4.7	4.2	9.0	8.0
Total stock-based compensation expense	$40.6	$35.1	$77.1	$68.4

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
RSUs	$35.9	$30.9	$67.9	$59.9
Stock options	2.3	1.9	4.3	3.8
ESPP	2.4	2.3	4.9	4.7
Total stock-based compensation expense	$40.6	$35.1	$77.1	$68.4

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income tax benefit associated with stock-based compensation	$6.1	$7.7	$12.1	$14.4

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

During the three months ended June 30, 2018, we repurchased 27,245 shares of common stock under the Repurchase Program in open market transactions at an average price of $56.78 per share, for an aggregate purchase price of $1.5 million. As of June 30, 2018, $325.8 million remained available for future share repurchases under the Repurchase Program. See Note 16—Subsequent Event for additional disclosure related to the Repurchase Program.

12.     INCOME TAXES

Our effective tax rate was 4% for the three months ended June 30, 2018, compared to an effective tax rate of 30% for the same period last year. Our effective tax rate was a benefit of 3% for the six months ended June 30, 2018, compared to an effective tax rate of 18% for the same period last year, with the primary difference being the change in the federal corporate income tax rate to 21% in 2018 from 35% in the prior year, the release of reserve for uncertain tax positions including interest due to a statute of limitation expiring and the completion of the Internal Revenue Service (“IRS”) audit. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign taxes, excess tax benefits from stock-based compensation and release of a reserve for uncertain tax positions. The tax rates for the three months ended June 30, 2018 and June 30, 2017 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $17.2 million and $14.4 million, respectively, which were offset by a tax provision benefit of $4.9 million and $4.1 million, respectively, for stock-based compensation. The tax rate for the three months ended June 30, 2018 was also impacted by release of a reserve for uncertain tax positions including interest of $10.1 million. The tax rate for the six months ended June 30, 2018 and June 30, 2017 were impacted by withholding taxes and foreign taxes of $25.7 million and $17.3 million, respectively, which were offset by a tax benefit of $10.5 million and $9.6 million, respectively, for stock-based compensation. The tax rate for the six months ended June 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

As of June 30, 2018 and December 31, 2017, unrecognized tax benefits were $61.2 million and $72.5 million, respectively. The amount of $59.8 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2018 and December 31, 2017, accrued interest and penalties were $11.1 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.9 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2008. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We have closed the Internal Revenue Service audit for tax years 2012, 2013 and 2014. In March 2018, we received a refund of $6.8 million for a carry-back claim approved in this audit. The tax authorities in France are examining the intercompany relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In May 2017, we received a notice from the French tax authorities that an audit was officially opened for tax years from 2007 to 2015. In April 2018, the tax authorities in Israel initiated a tax audit for tax years from 2008 to 2014.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. In Altera, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. The Ninth Court decision reverses the Tax Court’s decision on this issue, holding that the Treasury Department’s rule was not arbitrary and capricious because the Treasury Department provided a sufficient basis for its decision making. We are in the process of evaluating the impact of this court decision which occurred subsequent to the quarter end.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2018 and June 30, 2017 were $1.5 million and $1.3 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2018 and June 30, 2017 were $3.0 million and $2.6 million, respectively.

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
Revenue by geographic region is based on the billing address of the customer. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Americas:
United States	$144.6	$126.4	$278.5	$242.4
Latin America (“LATAM”)	28.7	22.0	55.2	40.2
Canada	16.0	12.3	31.4	24.5
Total Americas	189.3	160.7	365.1	307.1
Europe, Middle East and Africa (“EMEA”)	164.4	129.8	308.9	255.8
Asia Pacific (“APAC”)	87.6	73.0	166.3	141.1
Total revenue	$441.3	$363.5	$840.3	$704.0

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—net	June 30, 2018	December 31, 2017
Americas:
United States	$122.9	$115.6
Canada	106.1	103.8
LATAM	0.5	0.3
Total Americas	229.5	219.7
EMEA:
France	12.8	11.9
Other EMEA	4.7	5.8
Total EMEA	17.5	17.7
APAC	9.0	8.0
Total property and equipment—net	$256.0	$245.4

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2018 (1)	June 30, 2017	June 30, 2018(1)	June 30, 2017
Exclusive Networks Group	29%	20%	29%	20%
Ingram Micro	10%	10%	*	*
Fine Tec Computers	*	12%	*	12%
* Represents less than 10%
(1) Due to the acquisition by Exclusive Networks Group of the U.S. division of Fine Tec Computers (“Fine Tec U.S.”) in July 2017, Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive Networks Group.

The following customer, which is a distributor, accounted for 10% or more of net accounts receivable:

	June 30, 2018	December 31, 2017
Exclusive Networks Group	32%	35%

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in millions):

	June 30, 2018
	Unrealized Losses on Investments	Tax provision related to unrealized gains or losses on investments	Total
Beginning balance	$(1.3)	$0.5	$(0.8)
Other comprehensive loss before reclassifications	(0.5)	(0.1)	(0.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(0.5)	(0.1)	(0.6)
Ending balance	$(1.8)	$0.4	$(1.4)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in other income (expense)—net and in benefit from income taxes, respectively.

16.     SUBSEQUENT EVENT

Share Repurchase

In July 2018, our board of directors approved a $500.0 million increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to December 31, 2019, bringing the aggregate amount authorized to be repurchased to $1.5 billion of our outstanding common stock through December 31, 2019.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

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

•
our intentions regarding share repurchases and the repatriation of cash, cash equivalents and investments held by our international subsidiaries and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions to a wide variety of businesses, such as enterprises, data centers and distributed offices. Our cybersecurity solutions are designed to provide broad, integrated and automated protection against dynamic and sophisticated security threats, while simplifying the information technology and security infrastructure of our end-customers.

We have four focus areas for our business.

•
Network Security - We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities including firewall, SD-WAN, data leak prevention, VPN, switch and wireless controller, and WAN acceleration, among others. Our network security appliances include our FortiOS operating system, which provides the foundation for FortiGate security functions and FortiSPU, which is designed to enhance the security processing capabilities. Our customers may also purchase FortiGuard subscription services to access threat intelligence updates. We provide standard technical support across all our products through our FortiCare support services.

•
Fortinet Security Fabric - The Fortinet Security Fabric, which is one of the fastest growing areas of our business, provides enterprise organizations with unified security across the entire digital attack surface, including network core, endpoints, applications, data centers, access and private and public cloud. It enables disparate security devices to work together as an integrated and collaborative whole.

•
Cloud Security - We help customers secure their cloud environments in part by offering security through our virtual firewall software in public cloud environments. In addition, our FortiCASB extends the core capabilities of our security fabric architecture to provide businesses the same level of cybersecurity and threat intelligence in cloud environments as they receive on their physical networks. We experienced significant billings growth in on-demand cloud consumption and bring-your-own-license (“BYOL”), although not yet significant when compared to the rest of our business. The Fortinet cloud security is available across all major cloud providers, including Microsoft Azure, Amazon Web Services, Google Cloud, Oracle Cloud and IBM Cloud. We believe this area provides opportunity for growth.

•
Internet of Things and Operational Technology (“OT”) - IoT and OT are new opportunities for us to grow our business. IoT and OT have created an environment where data move freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making the data difficult to consistently track and secure. We are increasing our focus on OT to help protect the physical processes and things used in critical infrastructures, industrial and building automation.

Financial Highlights

•
We recorded total revenue of $441.3 million and $840.3 million in the three and six months ended June 30, 2018, an increase of 21% and 19%, respectively, compared to $363.5 million and $704.0 million in the same periods last year. Product revenue was $166.3 million and $309.1 million in the three and six months ended June 30, 2018, an increase of 17% and 11%, respectively, compared to $142.7 million and $277.9 million in the same periods last year. Service revenue was $275.0 million and $531.2 million, respectively, in the three and six months ended June 30, 2018, an increase of 25% for both periods, compared to $220.8 million and $426.1 million in the same period last year.

•
We generated operating income of $50.7 million and $83.1 million in the three and six months ended June 30, 2018, an increase of 78% and 145%, respectively, compared to $28.5 million and $33.9 million in the same periods last year.

•	Cash, cash equivalents and investments were $1.50 billion as of June 30, 2018, an increase of $149.7 million, or 11%, from December 31, 2017.

•	Deferred revenue was $1.47 billion as of June 30, 2018, an increase of $134.5 million, or 10%, from December 31, 2017.

•	We generated cash flows from operating activities of $282.0 million in the six months ended June 30, 2018, an increase of $7.5 million, or 3%, compared to the same periods last year.

•	During the six months ended June 30, 2018, we repurchased 2.5 million shares of common stock under the Repurchase Program for an aggregate purchase price of $117.1 million.

During the three and six months ended June 30, 2018, our revenue growth was driven by both product and service revenue. Product revenue grew 17% and 11% in the three and six months ended June 30, 2018, respectively. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, also grew significantly. Service revenue growth of 25% in the three and six months ended June 30, 2018 was driven by the strength of our FortiCare technical support growing 29% and 32%, respectively, and FortiGuard security subscription revenue growing 21% and 20%, respectively.

The percentage of our FortiGate-related billings from entry-level products increased from 32% in the three months ended June 30, 2017 to 34% in the three months ended June 30, 2018. The percentage of our FortiGate-related billings from mid-range products increased from 29% in the three months ended June 30, 2017 to 31% in the three months ended June 30, 2018. The percentage of our FortiGate-related billings from high-end products decreased to 35% in the three months ended June 30, 2018 from 39% in the same period last year. We continue to see our enterprise customers purchasing a fairly balanced mix of products across these product groups.

During the three and six months ended June 30, 2018, operating expenses as a percentage of revenue decreased by 3 percentage points and 4 percentage points, respectively, compared to the same period last year. The decrease was primarily driven by a reduction in sales and marketing expenses as a percentage of revenue, as a result of the adoption of Topic 606 for deferred contract costs, which reduced our commissions expense in absolute dollars and as a percentage of total revenue. Our sales and marketing expenses included a benefit of $11.8 million and $23.5 million in the three and six months ended June 30, 2018, respectively, from the adoption of Topic 606 related to deferred contract costs. Under Topic 606, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of Topic 606, we expensed the commission related to these service contracts upfront. Excluding this benefit, sales and marketing expense as a percentage of revenue would have increased 1 percentage point in the three months ended June 30, 2018 and would have been comparable in the six months ended June 30, 2018. Refer to Note 1 and Note 2 in our notes to the condensed consolidated financial statement for more information. Headcount increased by 4% to 5,462 employees and contractors as of June 30, 2018, up from 5,275 as of March 31, 2018.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our hardware products, software and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across all major cloud providers, and have recognized on demand revenue and BYOL revenue from Microsoft Azure, Amazon Web Services, Oracle Cloud, Google Cloud and IBM Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us and deploys the software in a cloud provider’s environment. While the revenue from such sales are still relatively insignificant, they have increased significantly in recent periods on a percentage basis.

Typically, our customers purchase our hardware products and software licenses as well as our FortiGuard security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is payable within 30 to 90 days. We also invoice certain licenses and services on a monthly basis.

Our Security Processing Unit (“SPU”) hardware architecture is an important part of our approach to network security. The SPU includes three lines of proprietary ASICs, content processor, network processor and the system on a chip. The ASICs are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption. As such, ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

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

	Three Months Ended Or As Of
	June 30, 2018	June 30, 2017
Revenue	$441.3	$363.5
Deferred revenue	$1,470.8	$1,161.5
Billings (non-GAAP)	$513.4	$426.9
Cash, cash equivalents and investments	$1,499.0	$1,464.9
Net cash provided by operating activities	$142.2	$144.8
Free cash flow (non-GAAP)	$130.6	$58.4

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue and free cash flow to be recognized in future periods. Deferred revenue was $1.47 billion as of June 30, 2018, an increase of $134.5 million, or 10%, from December 31, 2017.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $513.4 million for the three months ended June 30, 2018, an increase of 20% compared to $426.9 million in the same period last year.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in millions):

	Three Months Ended
	June 30, 2018	June 30, 2017
Billings:
Revenue	$441.3	$363.5
Add: Change in deferred revenue	74.4	63.4
Less: Deferred revenue balance acquired in business combination	(2.3)	—
Total billings (non-GAAP)	$513.4	$426.9

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

	Three Months Ended
	June 30, 2018	June 30, 2017
Free Cash Flow:
Net cash provided by operating activities	$142.2	$144.8
Less: Purchases of property and equipment	(11.6)	(86.4)
Free cash flow (non-GAAP)	$130.6	$58.4
Net cash provided by (used in) investing activities	$7.0	$(81.9)
Net cash used in financing activities	$(12.8)	$(33.0)

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

We adopted Topic 606 on January 1, 2018 using the modified retrospective method. Refer to Note 2 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact. Other than the adoption of Topic 606, there were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2018, as compared to the critical accounting policies and estimates described in the Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

Revenue

	Three Months Ended
	June 30, 2018 (1)		June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$166.3	38%	$142.7	39%	$23.6	17%
Service	275.0	62	220.8	61	54.2	25
Total revenue	$441.3	100%	$363.5	100%	$77.8	21%
Revenue by geography:
Americas	$189.3	43%	$160.7	44%	$28.6	18%
EMEA	164.4	37	129.8	36	34.6	27
APAC	87.6	20	73.0	20	14.6	20
Total revenue	$441.3	100%	$363.5	100%	$77.8	21%

(1) Revenue during the three months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Revenue:
Product	$166.3	$162.1	$4.2
Service	275.0	274.0	1.0
Total revenue	$441.3	$436.1	$5.2
Revenue by geography:
Americas	$189.3	$185.2	$4.1
EMEA	164.4	163.2	1.2
APAC	87.6	87.7	(0.1)
Total revenue	$441.3	$436.1	$5.2

Total revenue increased by $77.8 million, or 21%, during the three months ended June 30, 2018 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all our regions grew, with the EMEA contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $23.6 million, or 17%, during the three months ended June 30, 2018 compared to the same period last year. Product revenue during the three months ended June 30, 2018 included a $4.2 million benefit from the adoption of Topic 606, which primarily relates to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements can now be recognized immediately instead of ratably over the contracted service term. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products also increased significantly. Fortinet Security Fabric and cloud products were the fastest growing products compared to the remainder of our business. Service revenue increased by $54.2 million, or 25%, during the three months ended June 30, 2018 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2018 (1)	June 30, 2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$73.9	$60.8	$13.1	22%
Service	39.2	34.9	4.3	12
Total cost of revenue	$113.1	$95.7	$17.4	18%
Gross margin (%):
Product	55.6%	57.4%	(1.8)%
Service	85.7	84.2	1.5
Total gross margin	74.4%	73.7%	0.7%

(1) Cost of revenue and gross margin during the three months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cost of revenue:
Product	$73.9	$74.1	$(0.2)
Service	39.2	39.2	—
Total cost of revenue	$113.1	$113.3	$(0.2)
Gross margin (%):
Product	55.6%	54.3%	1.3%
Service	85.7	85.7%	—%
Total gross margin	74.4%	74.0%	0.4%

Total gross margin increased by 0.7 percentage points during the three months ended June 30, 2018 compared to the same period last year, driven by higher margin on service revenue. Service gross margin increased by 1.5 percentage points during the three months ended June 30, 2018 compared to the same period last year, due to the strength of our FortiCare technical support and FortiGuard security subscription revenue growing 29% and 21%, respectively, during the three months ended June 30, 2018 compared to the same period last year, which outpaced the increase in the related personnel costs and headcount growth, resulting in a higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 1.8 percentage point during the three months ended June 30, 2018 compared to the same period last year, primarily due to a shift in product mix, product transition and contract term. The decrease was partially offset by increased revenue in higher margin software licenses. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2018 (1)		June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$61.2	14%	$51.2	14%	$10.0	20%
Sales and marketing	192.8	44	166.3	46	26.5	16
General and administrative	23.5	5	21.9	6	1.6	7
Restructuring charges	—	—	(0.1)	—	0.1	(100)
Total operating expenses	$277.5	63%	$239.3	66%	$38.2	16%

(1) Operating expenses during the three months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Operating expenses:
Research and development	$61.2	$61.2	$—
Sales and marketing expenses	192.8	204.6	(11.8)
General and administrative	23.5	23.5	—
Total operating expenses	$277.5	$289.3	$(11.8)

Research and development

Research and development expense increased by $10.0 million, or 20%, during the three months ended June 30, 2018 compared to the same period last year, primarily due to an increase of $6.9 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, product development expenses, such as third-party testing, prototypes and supplies, increased by $2.5 million and depreciation and other occupancy-related costs increased by $0.7 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2018.

Sales and marketing

Sales and marketing expense increased by $26.5 million, or 16%, during the three months ended June 30, 2018 compared to the same period last year, primarily due to an increase of $18.3 million in personnel-related costs as sales and marketing headcount increased in order to drive market share gains globally. These increases in personnel costs included a benefit of $11.8 million from the adoption of the new accounting standard related to deferred contract costs. Under this new standard, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commission related to these service contracts. Our sales and marketing expense would have increased by $38.3 million or 23% under the prior accounting standard. Refer to Note 2 in our notes to the condensed consolidated financial statement for more information. Marketing-related expense increased by $2.2 million. In addition, travel and entertainment expense increased by $2.1 million and depreciation expense and other occupancy-related expense increased by $2.0 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 47% of total revenue. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2018.

General and administrative

General and administrative expense increased by $1.6 million, or 7%, during the three months ended June 30, 2018 compared to the same period last year. Personnel costs increased by $2.7 million as we continued to increase headcount in order to support our expanding business. The increase in expense was partially offset by a decrease in depreciation and other occupancy-related costs of $1.9 million and decrease in professional fees of $0.5 million. We expect general and administrative expense to increase in absolute dollars during the remainder of 2018.

Operating income

We generated operating income of $50.7 million during the three months ended June 30, 2018, an increase of $22.2 million, or 78%, compared to $28.5 million in the same period last year. The improvement in operating income was primarily due to the benefit from the adoption of the new accounting standard. As a percentage of total revenue, sales and marketing expenses decreased to 44% in the three months ended June 30, 2018 from 46% in the same period last year. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 47% of total revenue. The adoption of this new standard resulted in an improvement of 3.8 percentage points in our operating margin. In addition, the improvement in gross margin as well as the decrease in general and administrative expenses as a percentage of total revenue contributed to the improvement in operating margin.

Interest income and other income (expense)—net

	Three Months Ended
	June 30, 2018	June 30, 2017	Change	% Change
	(in millions, except percentages)
Interest income	$5.8	$3.2	$2.6	81%
Other income (expense)—net	(5.0)	1.2	(6.2)	(517)

Interest income increased during the three months ended June 30, 2018 compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net during the three months ended June 30, 2018 compared to the same period last year was primarily due to higher foreign currency exchange losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	June 30, 2018 (1)	June 30, 2017
	(in millions, except percentages)
Provision for (benefit from) income taxes	$2.2	$9.9	$(7.7)	(78)%
Effective tax rate (%)	4%	30%	(26)%	—

(1) Provision for (benefit from) income taxes during the three months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Increase (Decrease)
Provision for (benefit from) income taxes	$2.2	$(1.8)	$4.0
Effective tax rate (%)	4%	(5)%	9%

Our effective tax rate was 4% for the three months ended June 30, 2018 compared to an effective tax rate of 30% for the same period last year, with the primary difference being the change in the federal tax rate to 21% in 2018 from 35% in the prior year, the release of a reserve on uncertain tax positions including interest due to a statute of limitation expiring and the completion of an IRS audit. The effective tax rate for the periods presented are comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes of $17.2 million, which were offset by a tax provision benefit of $4.9 million for stock-based compensation. The tax rate for the three months ended June 30, 2018 was also impacted by release of a reserve on uncertain tax positions including interest of $10.1 million. The tax rate for the three months ended June 30, 2017 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $14.4 million which were offset by a tax provision benefit of $4.1 million for stock-based compensation.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. Effective January 1, 2018, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate.

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

It is our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2018 and December 31, 2017, accrued interest and penalties were $11.1 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.9 million in the next 12 months, primarily due to the lapse of the statute of limitations and audit settlement. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. In Altera, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. The Ninth Court decision reverses the Tax Court’s decision on this issue, holding that the Treasury Department’s rule was not arbitrary and capricious because the Treasury Department provided a sufficient basis for its decision making. We are in the process of evaluating the impact of this court decision which occurred subsequent to the quarter end.

Six Months Ended June 30, 2018 and June 30, 2017

Revenue

	Six Months Ended
	June 30, 2018 (1)		June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$309.1	37%	$277.9	39%	$31.2	11%
Service	531.2	63	426.1	61	105.1	25
Total revenue	$840.3	100%	$704.0	100%	$136.3	19%
Revenue by geography:
Americas	$365.1	43%	$307.1	44%	$58.0	19%
EMEA	308.9	37	255.8	36	53.1	21
APAC	166.3	20	141.1	20	25.2	18
Total revenue	$840.3	100%	$704.0	100%	$136.3	19%

(1) Revenue during the six months ended June 30, 2018 under Topic 606 (As Reported) and Topic 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Revenue:
Product	$309.1	$299.2	$9.9
Service	531.2	529.5	1.7
Total revenue	$840.3	$828.7	$11.6
Revenue by geography:
Americas	$365.1	$354.3	$10.8
EMEA	308.9	307.1	1.8
APAC	166.3	167.3	(1.0)
Total revenue	$840.3	$828.7	$11.6

Total revenue increased by $136.3 million, or 19%, during the six months ended June 30, 2018 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all our regions grew, with EMEA contributing the largest portion of our revenue growth on a percentage basis. Product revenue increased by $31.2 million, or 11%, during the six months ended June 30, 2018 compared to the same period last year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, were the fastest growing products compared to the remainder of our business. FortiGate unit shipments, including Fortinet Security Fabric, increased year-over-year. Product revenue in the six months ended June 30, 2018 included a $9.9 million benefit from the adoption of Topic 606, which primarily related to sell-through of our U.S. channel inventory and the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements can now be recognized immediately instead of ratably over the contracted service term. Service revenue increased by $105.1 million, or 25%, during the six months ended June 30, 2018 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2018 (1)	June 30, 2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$132.1	$116.1	$16.0	14%
Service	78.2	70.1	8.1	12
Total cost of revenue	$210.3	$186.2	$24.1	13%
Gross margin (%):
Product	57.3%	58.2%	(0.9)%
Service	85.3	83.5	1.8
Total gross margin	75.0%	73.6%	1.4%

(1) Cost of revenue and gross margin during the six months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cost of revenue:
Product	$132.1	$130.8	$1.3
Service	78.2	78.2	—
Total cost of revenue	$210.3	$209.0	$1.3
Gross margin (%):
Product	57.3%	56.3%	1.0%
Service	85.3	85.2%	0.1%
Total gross margin	75.0%	74.8%	0.2%

Total gross margin increased by 1.4 percentage points during the six months ended June 30, 2018 compared to the same period last year, driven by higher margin on service revenue. Service gross margin increased by 1.8 percentage points during the six months ended June 30, 2018 compared to the same period last year, due to the strength of our FortiCare technical support and FortiGuard security subscription revenue growing 32% and 20%, respectively, during the six months ended June 30, 2018 compared to the same period last year, which outpaced the increase in the related personnel costs and headcount growth, resulting in a higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 0.9 percentage point during the six months ended June 30, 2018 compared to the same period last year, primarily due to increase in product mix, product transition and contract term. The decrease was partially offset by increased revenue in higher-margin software licenses. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2018 (1)		June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$120.3	14%	$102.4	15%	$17.9	17%
Sales and marketing	378.1	45	336.7	48	41.4	12
General and administrative	48.5	6	44.5	6	4.0	9
Restructuring charges	—	—	0.3	—	(0.3)	(100)
Total operating expenses	$546.9	65%	$483.9	69%	$63.0	13%

(1) Operating expenses during the six months ended June 30, 2018 under Topic 606 (As Reported) and Topic 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Operating expenses:
Research and development	$120.3	$120.3	$—
Sales and marketing expenses	378.1	401.6	(23.5)
General and administrative	48.5	48.5	—
Total operating expenses	$546.9	$570.4	$(23.5)

Research and development

Research and development expense increased by $17.9 million, or 17%, during the six months ended June 30, 2018 compared to the same period last year, primarily due to an increase of $14.0 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, product development expenses, such as third-party testing, prototypes and supplies, increased by $2.6 million and depreciation and other occupancy-related costs increased by $1.6 million.

Sales and marketing

Sales and marketing expense increased by $41.4 million, or 12%, during the six months ended June 30, 2018 compared to the same period last year, primarily due to an increase of $30.3 million in personnel-related costs as sales and marketing headcount increased in order to drive market share gains globally. These increases in personnel costs included a benefit of $23.5 million from the adoption of the new accounting standard related to deferred contract costs. Under this new standard, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commission related to these service contracts. Our sales and marketing expense would have increased by $64.9 million, or 19%, under the prior accounting standard. Refer to Note 2 in our notes to the condensed consolidated financial statement for more information. Travel and entertainment expense increased by $4.3 million. In addition, depreciation expense and other occupancy-related expense increased by $3.3 million and marketing-related expense increased by $3.1 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 48% of total revenue.

General and administrative

General and administrative expense increased by $4.0 million, or 9%, during the six months ended June 30, 2018 compared to the same period last year. Personnel costs increased by $6.2 million as we continued to increase headcount in order to support our expanding business. In addition, expense related to supplies and software licenses increased by $2.2 million. The increase in expense was partially offset by a decrease in depreciation and other occupancy-related costs of $3.4 million and a decrease in litigation settlement costs of $1.7 million.

Operating income

We generated operating income of $83.1 million during the six months ended June 30, 2018, an increase of $49.2 million, or 145%, compared to $33.9 million in the same period last year. The improvement in operating income generated was primarily due to the benefit from the adoption of the new accounting standard. As a percentage of total revenue, sales and marketing expenses decreased to 45% in the six months ended June 30, 2018 from 48% in the same period last year. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 48% of total revenue. The adoption of this new standard resulted in an improvement of 4.0 percentage points in our operating margin.

Interest income and other income (expense)—net

	Six Months Ended
	June 30, 2018	June 30, 2017	Change	% Change
	(in millions, except percentages)
Interest income	$10.3	$5.6	$4.7	84%
Other income (expense)—net	(5.2)	1.5	(6.7)	(447)

Interest income increased during the six months ended June 30, 2018 compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments and market interest rates. The change in other income (expense)—net during the six months ended June 30, 2018 compared to the same period last year was primarily due to higher foreign currency exchange losses.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2018 (1)	June 30, 2017
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(2.7)	$7.3	$(10.0)	(137)%
Effective tax rate (%)	(3)%	18%	(21)%	—

(1) Provision for (benefit from) income taxes during the six months ended June 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Increase (Decrease)
Provision for (benefit from) income taxes	$(2.7)	$(10.5)	$7.8
Effective tax rate (%)	(3)%	(19)%	16%

Our effective tax rate was a benefit of 3% for the six months ended June 30, 2018 compared to an effective tax rate of 18% for the same period last year, with the primary difference being the change in the federal corporate income tax rate to 21% in 2018 from 35% in the prior year and release of reserve for uncertain tax positions, including interest due to a statute of limitation expiring and the IRS audit finalization. The effective tax rate for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $25.7 million, which were offset by a tax benefit of $10.5 million for stock-based compensation. The tax rate for the six month ended June 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million. The tax rate for the six months ended June 30, 2017 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $17.3 million which were offset by a tax provision benefit of $9.6 million for stock-based compensation.

Liquidity and Capital Resources

	As of
	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$972.1	$811.0
Investments	526.9	538.3
Total cash, cash equivalents and investments	$1,499.0	$1,349.3
Working capital	$799.6	$689.6

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
Net cash provided by operating activities	$282.0	$274.5
Net cash used in investing activities	(18.5)	(113.2)
Net cash used in financing activities	(102.4)	(17.2)
Net increase in cash and cash equivalents	$161.1	$144.1

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under the ESPP, payment of taxes in connection with the net settlement of equity awards and business acquisitions. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the proceeds from exercise of stock options and purchases under the ESPP. Additional increases in deferred revenue may depend on a number of factors including our billing growth rate, service contract renewal rates and length of initial and renewals service contracts. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units granted versus stock options and also to vary based on our share price. As of June 30, 2018, $325.8 million remained available for future share repurchase under the Repurchase Program.

Construction on the new headquarters building is expected to start in the fourth quarter of 2018 and related spend will continue in 2019 and until project completion. We estimate 2018 spending for this project to be approximately $10.0 million to $20.0 million.

As of June 30, 2018, our cash, cash equivalents and investments of $1.50 billion were invested primarily in corporate debt securities, certificates of deposit and term deposits, money market funds, commercial paper and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

As of June 30, 2018, $915.7 million of our cash and investments were held by our international subsidiaries. Under the 2017 Tax Act signed into law in December 2017, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which were previously deemed indefinitely reinvested. We expect to be able to repatriate an additional $150 million over the remainder of 2018. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. Most of our off-shore cash is located in Singapore. Corporate law in Singapore only allows dividends to be paid to the extent we have retained earnings in Singapore. In Singapore, our retained earnings are lower than our current cash balance. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Our operating activities during the six months ended June 30, 2018 provided $282.0 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew 27% as of June 30, 2018 compared to the same period last year to $1.47 billion.

Our operating activities during the six months ended June 30, 2017 provided $274.5 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. The increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers was reflected in the increase in our deferred revenue.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment and payments made in connection with a business combination. Historically, in making a lease versus purchase decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our employees. In certain cases, we have elected to purchase the facility if we believe that purchasing rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future.

During the six months ended June 30, 2018, cash used for investing activities was primarily due to the $23.2 million we spent on capital expenditures and $6.0 million used for the acquisition of Bradford, net of cash acquired. This was partially offset by an increase in cash of $10.7 million due to maturities and sales of our investments, net of purchases.

During the six months ended June 30, 2017, cash used in investing activities was primarily due to the $99.9 million we spent on capital expenditures, including the purchase of $84.8 million in real estate in Burnaby, Canada. Cash outflows due to purchases of investments, net of sales and maturities, were $13.3 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards and payments of debt assumed in a business combination.

During the six months ended June 30, 2018, cash used for financing activities was $102.4 million, primarily due to $117.1 million used to repurchase our common stock and $9.5 million of payments of the debt assumed in business combination. This was partially offset by $24.2 million of proceeds from the issuance of common stock, net of tax withholding.

During the six months ended June 30, 2017, cash used in financing activities was $17.2 million, primarily due to $33.1 million used to repurchase our common stock. This was partially offset by $15.9 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 10 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2018 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to our compliance with the Trade Agreements Act.  We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter.  We are currently in settlement discussions with the United States Attorney’s Office.

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

•
sales execution risk related to effectively selling to all segments of the market, including enterprise, in addition to small- and medium-sized business and service providers, and to selling our broad security product and services portfolio;

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

•	policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, foreign imports and tax laws related to international commerce;

•	political, economic and social instability;

•	general economic conditions, both in domestic and foreign markets;

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

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities and due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

•
costs of complying with, and the risks and costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (which became effective in May 2018), import and export control laws, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is generated through sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, or if we are unable to keep them motivated to sell our products, or they shift focus to other vendors and/or our competitors, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

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

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. The two channel partners together accounted for 32% of our total net accounts receivable as of June 30, 2018. During the three months ended June 30, 2018, Exclusive and Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers, accounted for 29% and 10% of our total revenue, respectively. During the six months ended June 30, 2018, Exclusive accounted for 29% of our total revenue. During the three months ended June 30, 2017, Exclusive, Fine Tec Computers, and Ingram Micro accounted for 20%, 12%, and 10% of our total revenue, respectively. During the six months ended June 30, 2017, Exclusive and Fine Tec Computers accounted for 20% and 12% of our total revenue, respectively.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. We are also susceptible to errors, defects or vulnerabilities that may arise at different stages in our supply chain and which are out of our control. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology and subscriptions, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription updates or our FortiGate appliances could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Our business is subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

For example, with respect to data privacy and protection, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018 and superseded current EU data protection regulations. The GDPR imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results, as could delays or shortcomings in the implementation of our GDPR compliance program. Additionally, other legal regimes throughout the world governed data handling, protection, and privacy. For example, in June 2018 California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in March 2018, the current administration imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. Other tariffs have since been imposed by the United States and more tariffs, including on electronic products, have been announced and could be effected in the coming months. Other countries have in turn imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. We do not expect these tariffs to have a significant effect on our raw material costs. However, if retaliatory trade measures taken by China or other countries in response to the tariffs cause the cost of our products to increase or disrupt our operations, we may be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, which may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby or flooding in Burnaby could negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products, or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

We have several ongoing patent lawsuits, several non-practicing entity patent holding companies have sent us demand letters proposing that we license certain of their patents, and organizations have sent letters demanding that we provide indemnification for patent claims. One such patent lawsuit by a telecommunications company was filed in federal court in Delaware in July 2018. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

We rely on the availability of third-party licenses.

Many of our products include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek new licenses for existing or new products. Licensors may claim we owe them additional license fees for past and future use of their software and other intellectual property or that we cannot utilize such software or intellectual property in our products going forward. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms or for reasonable pricing, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may result in significant license fees and have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products from those of our competitors.

We also rely on technologies licensed from third parties in order to operate functions of our business. If any of these third parties allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses, we may need to pay additional fees or obtain new licenses, and such licenses may not be available on terms acceptable to us or at all or may be costly. In any such case, or if we were required to redesign our internal operations to function with new technologies, our business, results of operations and financial condition could be harmed.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2018, the closing price of our common stock ranged from $43.83 to $66.17 per share.

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

Share repurchases under our Repurchase Program (the “Repurchase Program”) could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

In 2018, our board of directors approved the increase in the aggregate authorized repurchase amount under the Repurchase Program by $500.0 million, bringing the total authorization to $1.5 billion. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of our share repurchase program could result in a decrease in the trading price of our common stock. Moreover, despite analyses we perform in connection with repurchases under the Repurchase Program to determine the appropriate prices for repurchases of our stock, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2018 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	—	$—	—	$327.3
May 1 - May 31, 2018	27,245	$56.78	27,245	$325.8
June 1 - June 30, 2018	—	$—	—	$325.8

ITEM 6.     Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

* Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)