Form 10-Q
period 2018-09-30
FORTINET INC
filed 2018-11-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of October 31, 2018, there were 170,370,205 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

Part I

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,169.3	$811.0
Short-term investments	464.9	440.3
Accounts receivable—Net	324.4	348.2
Inventory	80.8	77.3
Prepaid expenses and other current assets	38.7	40.0
Total current assets	2,078.1	1,716.8
LONG-TERM INVESTMENTS	38.6	98.0
PROPERTY AND EQUIPMENT—NET	265.4	245.4
DEFERRED CONTRACT COSTS	169.6	—
DEFERRED TAX ASSETS	147.8	146.9
OTHER INTANGIBLE ASSETS—NET	18.1	16.3
GOODWILL	25.7	14.6
OTHER ASSETS	20.2	19.9
TOTAL ASSETS	$2,763.5	$2,257.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66.6	$70.0
Accrued liabilities	60.7	50.0
Accrued payroll and compensation	85.4	92.0
Income taxes payable	23.0	21.4
Deferred revenue	876.2	793.8
Total current liabilities	1,111.9	1,027.2
DEFERRED REVENUE	668.2	542.5
INCOME TAX LIABILITIES	80.7	90.2
OTHER LIABILITIES	11.1	8.6
Total liabilities	1,871.9	1,668.5
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 170.3 and 167.9 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	0.2	0.2
Additional paid-in capital	1,048.4	909.6
Accumulated other comprehensive loss	(1.0)	(0.8)
Accumulated deficit	(156.0)	(319.6)
Total stockholders’ equity	891.6	589.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,763.5	$2,257.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUE:
Product	$164.5	$137.1	$473.6	$415.1
Service	289.4	237.1	820.6	663.2
Total revenue	453.9	374.2	1,294.2	1,078.3
COST OF REVENUE:
Product	72.0	58.1	204.1	174.2
Service	39.6	35.5	117.8	105.7
Total cost of revenue	111.6	93.6	321.9	279.9
GROSS PROFIT:
Product	92.5	79.0	269.5	240.9
Service	249.8	201.6	702.8	557.5
Total gross profit	342.3	280.6	972.3	798.4
OPERATING EXPENSES:
Research and development	58.7	53.5	179.0	155.9
Sales and marketing	198.3	172.4	576.4	509.1
General and administrative	22.5	21.0	71.0	65.5
Restructuring charges	—	—	—	0.3
Total operating expenses	279.5	246.9	826.4	730.8
OPERATING INCOME	62.8	33.7	145.9	67.6
INTEREST INCOME—NET	6.9	3.9	17.2	9.5
OTHER INCOME (EXPENSE)—NET	0.9	0.4	(4.3)	1.9
INCOME BEFORE INCOME TAXES	70.6	38.0	158.8	79.0
PROVISION FOR INCOME TAXES	11.9	11.3	9.2	18.6
NET INCOME	$58.7	$26.7	$149.6	$60.4
Net income per share (Note 9):
Basic	$0.35	$0.15	$0.89	$0.34
Diluted	$0.33	$0.15	$0.86	$0.34
Weighted-average shares outstanding:
Basic	169.8	175.5	168.7	175.3
Diluted	175.7	179.0	173.7	179.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$58.7	$26.7	$149.6	$60.4
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	0.5	0.2	(0.1)	0.5
Tax provision related to change in unrealized gains (losses) on investments	0.1	0.1	0.1	0.2
Other comprehensive income (loss)	0.4	0.1	(0.2)	0.3
Comprehensive income	$59.1	$26.8	$149.4	$60.7

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149.6	$60.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	120.3	102.7
Amortization of deferred contract costs	66.3	—
Depreciation and amortization	41.0	41.2
Other	(1.7)	3.2
Amortization of investment premiums	—	2.1
Changes in operating assets and liabilities:
Accounts receivable—net	38.0	51.4
Inventory	(19.0)	17.7
Prepaid expenses and other current assets	1.8	(9.6)
Deferred contract costs	(98.8)	—
Deferred tax assets	(19.1)	(22.1)
Other assets	(3.3)	(0.4)
Accounts payable	(4.9)	(16.5)
Accrued liabilities	(2.0)	8.0
Accrued payroll and compensation	(8.6)	(3.5)
Other liabilities	(2.8)	(3.8)
Deferred revenue	209.9	184.4
Income taxes payable	(8.0)	21.7
Net cash provided by operating activities	458.7	436.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(405.2)	(359.6)
Sales of investments	39.6	10.0
Maturities of investments	405.6	329.1
Purchases of property and equipment	(41.4)	(121.6)
Payments made in connection with business combination, net of cash acquired	(6.0)	—
Net cash used in investing activities	(7.4)	(142.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(117.1)	(124.0)
Proceeds from issuance of common stock	81.6	61.9
Taxes paid related to net share settlement of equity awards	(48.0)	(35.9)
Payments of debt assumed in connection with business combination	(9.5)	—
Net cash used in financing activities	(93.0)	(98.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS	358.3	196.8
CASH AND CASH EQUIVALENTS—Beginning of period	811.0	709.0
CASH AND CASH EQUIVALENTS—End of period	$1,169.3	$905.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$16.2	$16.3
Liability for purchase of property and equipment and asset retirement obligations	$6.7	$8.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2018 (the “Form 10-K”). In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements for the year ended December 31, 2017.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2018, except for the accounting policies for revenue recognition, trade receivables and deferred contract costs that were updated as a result of adopting Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 2.

Recently Adopted Accounting Standards

Financial Instruments – Recognition and Measurement

In January 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further clarifications made recently with the issuance of ASU 2018-03, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 was effective prospectively for us beginning on January 1, 2018 for our equity investments, which were previously accounted for under the cost-method. We adopted ASU 2016-01 on January 1, 2018. There was no material impact on our condensed consolidated financial statements as of the adoption date.

Revenue Recognition

In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net reduction to our accumulated deficit as of January 1, 2018 of $117.3 million due to the cumulative impact of adopting Topic 606. The primary impact of adopting Topic 606 relates to the deferral of our incremental contract costs, which are comprised of sales commissions. Prior to January 1, 2018, we expensed all sales commissions upfront. Beginning on January 1, 2018, we continue to expense sales commissions related to product sales upfront, but capitalize and then amortize certain sales commissions on service contracts over the applicable amortization period. The capitalized sales commissions for initial service contracts are deferred and then amortized as expense on a straight-line basis over the period of benefit which we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts. The deferral of sales commissions generated a deferred tax liability of $23.8 million, of which $18.0 million was recorded against deferred tax assets and the remaining $5.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The impact on deferred revenue as of January 1, 2018 was $4.1 million, which primarily relates to certain changes in revenue recognition on software license sales and the acceleration of revenue from U.S.-based channel partners which were previously deferred until the product was sold through. Beginning on January 1, 2018, our sales returns reserve is now included on the balance sheet in accrued liabilities and no longer as a reduction to our accounts receivable. See Note 2 for further details.

The cumulative effects of the changes made to our January 1, 2018 condensed consolidated balance sheet for the adoption of Topic 606 were as follows (in millions):

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

Recent Accounting Standards Not Yet Effective

Leases

In February 2016, the FASB issued ASU 2016-02—Leases, which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. ASU 2016-02 includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU 2018-10—Codification Improvements to Topic 842, Leases, and ASU 2018-11 Leases (Topic 842) Targeted Improvements, which address questions about how to apply certain aspects of Accounting Standards Codification (“ASC”) 2016-02. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options and variable payments that depend on an index or rate, and provide an alternative transition approach that allows companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date. ASC 2016-02 will be effective for us beginning on January 1, 2019, using a modified retrospective approach. Based on our current lease portfolio, we currently estimate the value of leased assets and liabilities that may be recognized on the consolidated balance sheet to be at least $45.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASC 2016-02 will have a material impact on our consolidated statements of operations and cash flows. We expect to expand our disclosures in the notes to consolidated financial statements to include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASC 2018-07 expands the scope of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50 by moving it to ASC 718. This amendment is effective for us beginning January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We are currently evaluating the impact of ASU 2018-07 on our consolidated financial statements.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for us beginning January 1, 2020, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820—Fair Value Measurement as part of its disclosure framework project. ASU 2018-13 is effective for us beginning January 1, 2020. The amendments in ASU 2018-13 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02—Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain new disclosures regardless of the election. ASU 2018-02 is effective for us beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-02 on our consolidated financial statements.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. ASU 2016-13 is effective for us beginning on January 1, 2020, and early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

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

Product revenue primarily consists of sales of hardware and software licenses of our FortiGate and Fabric products. We derive a majority of product sales from our FortiGate products. Our FortiGate products include a broad set of built-in security and networking features and functionalities including firewall, SD-WAN, data leak prevention, VPN, switch and wireless controller and WAN acceleration, among others.

We previously recognized product revenue for sales to distributors that had no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria were met. Certain distributors are granted stock rotation rights, limited rights of return or rebates for sales of our products. The arrangement fee for this group of distributors was not fixed or determinable when products were shipped and revenue was therefore deferred and recognized upon sell-through. Under Topic 606, we recognize product revenue upon shipment when control of the promised goods is transferred to the customer. We recognize revenue from term licenses upon electronic transfer of the license key to the customer. Previously, term licenses were recognized over the license period.

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

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services, and other services. Our FortiGuard security subscription services provide access to our application control, intrusion prevention, anti-botnet and mobile, anti-spam, web filtering, cloud sandbox and virus outbreak protection, industry security, security rating service and threat intelligent service functionality. Our FortiCare support services include rights to unspecified software upgrades, maintenance releases and patches, telephone and internet access to technical support personnel. Our typical subscription and contractual support term is one to three years, and to a lesser extent, five years. Our revenue recognition for service arrangements did not significantly change under Topic 606. We continue to recognize revenue from these services ratably over the contractual service period because of continuous transfer of control to the customer over the maintenance period. Revenue related to subsequent renewals of these services are recognized over the support term of the renewal agreement. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted or cloud-based services. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluated the criteria to be distinct under Topic 606 and concluded that the hardware and software license were distinct and distinct in the context of the contract from the security subscription and technical support services, as the customer can benefit from the hardware and license without the services and the services are separately identifiable within the contract. We allocate the transaction price to each performance obligation based on relative standalone selling price. We determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. We determine standalone selling price for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of the service contract that fall within a reasonably range as a percentage of list price. Revenue is reported net of sales tax.

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

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration at the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for sales return reserve was $13.7 million as of September 30, 2018 and is included in current liabilities in our condensed consolidated balance sheet. Under Topic 605, a sales return reserve of $13.6 million was presented as a reduction to accounts receivable as of December 31, 2017.

We generally invoice at the time of our sale for the total price of the hardware, software licenses, security and technical support and other services, and the invoice is payable within 30 to 45 days. We also invoice certain services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear interest. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of period end.

During the three and nine months ended September 30, 2018, we recognized $173.0 million and $615.3 million, respectively, in revenue that was included in the deferred revenue balance as of December 31, 2017.

Shipping and handling fees charged to our customers are recognized as product revenue in the period shipped and the related costs for providing these services are recorded as a cost of sale. Shipping and handling fees recognized as product revenue were not significant during the three and nine months ended September 30, 2018 and 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (1)	September 30, 2018	September 30, 2017 (1)
Product	$164.5	$137.1	$473.6	$415.1
Service:
Security subscription	157.0	130.8	440.7	366.3
Technical support	121.4	96.1	347.4	267.3
Professional services and training	11.0	10.2	32.5	29.6
Total service revenue	289.4	237.1	820.6	663.2
Total revenue	$453.9	$374.2	$1,294.2	$1,078.3
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, we had $1.54 billion in remaining performance obligations, which is substantially comprised of deferred security subscription and technical support services not yet delivered. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next one to two years, with the remaining balance to be recognized in three to five years.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.7 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, accounts receivable was also reduced by sales return reserve of $13.6 million which we reclassified to accrued liabilities account as of January 1, 2018 in accordance with the adoption of Topic 606.

Contract Assets

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. Contract assets were insignificant as of September 30, 2018 and January 1, 2018.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for the sale of products and software licenses are recognized at the time of sale. Sales commissions for initial service contracts are deferred and then amortized as an expense on a straight-line basis over the period of benefit which we have determined to be five years. We determined the period of benefit taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight line basis over the contractual period of the underlying contracts which ranges from one to three years and, to a lesser extent, five years. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statement of operations. Amortization of deferred contract costs during the three and nine months ended September 30, 2018 was $23.2 million and $66.3 million, respectively. No impairment loss was recognized during the three and nine months ended September 30, 2018.

Practical Expedient

We elected to use the contract modification practical expedient. This practical expedient allows for all contract modifications before January 1, 2018 to be aggregated and evaluated at adoption date.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Condensed Consolidated Financial Statements

The following tables summarize the impact of adopting Topic 606 on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 (in millions). These tables do not represent the full condensed consolidated financial statements as they only reflect the accounts impacted by the adoption of Topic 606.

Condensed Consolidated Balance Sheet

	As of September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Assets:
Accounts receivable	$324.4	$310.7	$13.7
Inventory	$80.8	$81.9	$(1.1)
Deferred contract costs	$169.6	$—	$169.6
Deferred tax assets	$147.8	$175.6	$(27.8)

Liabilities:
Accrued liabilities	$60.7	$45.5	$15.2
Deferred revenue, current	$876.2	$896.6	$(20.4)
Deferred revenue, non-current	$668.2	$667.0	$1.2
Other liabilities, non-current	$11.1	$5.2	$5.9

Stockholders’ Equity
Accumulated deficit	$(156.0)	$(308.5)	$152.5

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product (1)	$164.5	$162.3	$2.2
Service	289.4	289.6	(0.2)
Total revenue	453.9	451.9	2.0
COSTS OF REVENUE:
Product	72.0	72.3	(0.3)
GROSS PROFIT:
Product	92.5	90.0	2.5
Service	249.8	250.0	(0.2)
Total gross profit	342.3	340.0	2.3
OPERATING EXPENSES:
Sales and marketing expenses	198.3	207.3	(9.0)

OPERATING INCOME	62.8	51.5	11.3

INCOME BEFORE INCOME TAXES	70.6	59.3	11.3
PROVISION FOR INCOME TAXES	11.9	9.8	2.1
NET INCOME	$58.7	$49.5	$9.2
Net income per share:
Basic	$0.35	$0.29	$0.05
Diluted	$0.33	$0.28	$0.05

(1) Product revenue during the three months ended September 30, 2018 included a $2.2 million benefit from the adoption of Topic 606, which primarily related to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements is now recognized upfront instead of ratably over the contracted service term.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product (1)	$473.6	$461.5	$12.1
Service	820.6	819.1	1.5
Total revenue	1,294.2	1,280.6	13.6
COST OF REVENUE:
Product	204.1	203.1	1.0
GROSS PROFIT:
Product	269.5	258.4	11.1
Service	702.8	701.3	1.5
Total gross profit	972.3	959.7	12.6
OPERATING EXPENSES
Sales and marketing expenses	576.4	608.9	(32.5)

OPERATING INCOME	145.9	100.8	45.1

INCOME BEFORE INCOME TAXES	158.8	113.7	45.1
BENEFIT FROM INCOME TAXES	9.2	(0.7)	9.9
NET INCOME	$149.6	$114.4	$35.2
Net income per share:
Basic	$0.89	$0.68	$0.21
Diluted	$0.86	$0.66	$0.20

(1) Product revenue during the nine months ended September 30, 2018 included a $12.1 million benefit from the adoption of Topic 606, which primarily related to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements is now recognized upfront instead of ratably over the contracted service term.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cash flows from operating activities:
Net income	$149.6	$114.4	$35.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred contract costs	66.3	—	66.3
Other	(1.7)	(1.6)	(0.1)
Changes in operating assets and liabilities:
Inventory	(19.0)	(20.0)	1.0
Deferred contract costs	(98.8)	—	(98.8)
Deferred tax assets	(19.1)	(29.0)	9.9
Accrued liabilities	(2.0)	(3.5)	1.5
Deferred revenue	209.9	224.9	(15.0)
Net cash provided by operating activities	$458.7	$458.7	$—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$296.6	$—	$(1.2)	$295.4
Certificates of deposit and term deposits (1)	106.1	—	—	106.1
Commercial paper	72.5	—	(0.1)	72.4
U.S. government and agency securities	29.7	—	(0.1)	29.6
Total available-for-sale securities	$504.9	$—	$(1.4)	$503.5

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$391.0	$—	$(1.2)	$389.8
Commercial paper	74.2	—	—	74.2
Certificates of deposit and term deposits (1)	45.9	—	—	45.9
U.S. government and agency securities	28.5	—	(0.1)	28.4
Total available-for-sale securities	$539.6	$—	$(1.3)	$538.3

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$163.1	$(0.3)	$94.5	$(0.9)	$257.6	$(1.2)
Commercial paper	90.5	(0.1)	—	—	90.5	(0.1)
Certificates of deposit and term deposits	35.9	—	—	—	35.9	—
U.S. government and agency securities	26.2	—	3.5	(0.1)	29.7	(0.1)
Total available-for-sale securities	$315.7	$(0.4)	$98.0	$(1.0)	$413.7	$(1.4)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317.4	$(0.9)	$58.2	$(0.3)	$375.6	$(1.2)
Certificates of deposit and term deposits	37.2	—	—	—	37.2	—
Commercial paper	29.0	—	—	—	29.0	—
U.S. government and agency securities	17.0	—	11.4	(0.1)	28.4	(0.1)
Total available-for-sale securities	$400.7	$(0.9)	$69.6	$(0.4)	$470.3	$(1.3)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	September 30, 2018	December 31, 2017
Due within one year	$464.9	$440.3
Due within one to three years	38.6	98.0
Total	$503.5	$538.3

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of September 30, 2018.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018				December 31, 2017
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$295.4	$—	$295.4	$—	$411.1	$—	$411.1	$—
Certificates of deposit and term deposits	228.3	—	228.3	—	132.1	—	132.1	—
Money market funds	139.0	139.0	—	—	195.6	195.6	—	—
Commercial paper	121.0	—	121.0	—	128.9	—	128.9	—
U.S. government and agency securities	29.6	26.1	3.5	—	28.4	24.9	3.5	—
Total	$813.3	$165.1	$648.2	$—	$896.1	$220.5	$675.6	$—

Reported as:
Cash equivalents	$309.8				$357.8
Short-term investments	464.9				440.3
Long-term investments	38.6				98.0
Total	$813.3				$896.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018 and year ended December 31, 2017.

4.     INVENTORY

Inventory consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Raw materials	$12.5	$13.0
Finished goods	68.3	64.3
Inventory	$80.8	$77.3

Inventory includes materials at contract manufacturers of $2.9 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively. Inventory also includes finished goods held by distributors where revenue is recognized on a sell-through basis of $0.1 million as of December 31, 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Building and building improvements	$138.6	$133.2
Computer equipment and software	95.0	79.9
Land	75.7	65.6
Leasehold improvements	21.9	20.8
Evaluation units	20.2	20.1
Furniture and fixtures	16.7	14.7
Construction-in-progress	11.5	6.3
Total property and equipment	379.6	340.6
Less: accumulated depreciation	(114.2)	(95.2)
Property and equipment—net	$265.4	$245.4

Depreciation expense was $11.8 million and $11.7 million during the three months ended September 30, 2018 and September 30, 2017, respectively. Depreciation expense was $34.9 million and $34.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $9.1 million as of September 30, 2018 and $12.1 million as of December 31, 2017. These investments, which were previously accounted for at cost, are now accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are carried at historical cost and are recorded as other assets on our condensed consolidated balance sheets and would be measured at fair value if indicators of impairment existed. During the three months ended September 30, 2018, we sold equity securities of a privately held company for $5.2 million and recognized a gain of $2.2 million as other income in our condensed consolidated statements of operations. As of September 30, 2018, no other events have occurred that would adversely affect the carrying value of our remaining investments.

As of September 30, 2018, we determined that we had a variable interest in these privately held companies. However, we determined that we were not the primary beneficiary as we did not have the power to direct their activities that most significantly affect their economic performance. The variable interest entities are not required to be consolidated in our condensed consolidated financial statements.

7.     BUSINESS COMBINATION

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a provider of network access control security products and services. We believe that this acquisition will extend the Fortinet Security Fabric to include network access control and provide for the security assessment and response related to devices accessing the network, including Internet of Things devices.

Under the business combination method of accounting, the total purchase price was allocated to Bradford’s net tangible and intangible assets based upon their estimated fair values as of June 4, 2018. The purchase price allocation was preliminary and was based on management's best estimates and assumptions as of the reporting date. During the three months ended September 30, 2018, we subsequently decreased the intangible assets by $0.8 million with a corresponding change to goodwill of $0.6 million and deferred tax asset of $0.2 million. The preliminary purchase price for Bradford was $6.8 million, of which $11.1 million was allocated to goodwill that was non-deductible for tax purposes, and $8.0 million was allocated to identifiable intangible assets offset by $12.3 million of net liabilities assumed.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of September 30, 2018, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the target.

Pro forma information has not been presented for these acquisitions as the impact to our Condensed Consolidated Financial Statements was not material.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

Changes in the carrying value of goodwill were (in millions):

Amount
Balance—December 31, 2017	$14.6
Addition due to business combination	11.1
Balance—September 30, 2018	$25.7

There were no impairments to goodwill during the three and nine months ended September 30, 2018.

Other Intangible Assets—net

The following tables present other intangible assets—net as of September 30, 2018 and December 31, 2017 (in millions, except years):

	September 30, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$31.4	$18.1	$13.3
Customer relationships	4.5	16.7	11.9	4.8
Total other intangible assets—net		$48.1	$30.0	$18.1

	December 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$24.0	$13.7	$10.3
Customer relationships	4.7	14.5	10.1	4.4
		38.5	23.8	14.7

Indefinite-lived intangible assets:
In-process research and development		1.6	—	1.6
Total other intangible assets—net		$40.1	$23.8	$16.3

The in-process research and development intangible asset of $1.6 million was completed in the three months ended March 31, 2018. Upon completion, the cost was transferred to developed technology and is amortized over the estimated useful life of four years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.5 million and $2.0 million during the three months ended September 30, 2018 and September 30, 2017, respectively. Amortization expense was $6.1 million and $6.5 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2018	$2.5
2019	8.2
2020	4.6
2021 and thereafter	2.8
Total	$18.1

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income	$58.7	$26.7	$149.6	$60.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	169.8	175.5	168.7	175.3
Diluted shares:
Weighted-average common stock outstanding-basic	169.8	175.5	168.7	175.3
Effect of potentially dilutive securities:
RSUs	4.2	2.1	3.5	2.2
Stock options	1.6	1.3	1.4	1.4
ESPP	0.1	0.1	0.1	0.1
Weighted-average shares used to compute diluted net income per share	175.7	179.0	173.7	179.0
Net income per share:
Basic	$0.35	$0.15	$0.89	$0.34
Diluted	$0.33	$0.15	$0.86	$0.34

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
RSUs	0.3	1.0	0.6	1.6
Stock options	—	1.1	0.4	1.1
ESPP	0.2	0.4	0.1	0.2
Total	0.5	2.5	1.1	2.9

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of September 30, 2018 (in millions):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$52.0	$4.1	$15.3	$11.6	$8.0	$5.0	$8.0
Inventory purchase commitments	174.0	111.1	58.7	4.2	—	—	—
Total	$226.0	$115.2	$74.0	$15.8	$8.0	$5.0	$8.0

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $4.4 million and $4.1 million during the three months ended September 30, 2018 and September 30, 2017, respectively. Rent expense was $13.1 million and $12.5 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Rent expense is recognized using the straight-line method over the term of the lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2018, we had $174.0 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2018, we had $11.6 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted RSUs and stock options. We also have an ESPP for eligible employees. As of September 30, 2018, there were a total of 54.5 million shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2017	8.5	$34.79
Granted	3.7	54.82
Forfeited	(0.7)	38.24
Vested	(3.1)	34.32
Balance—September 30, 2018	8.4	$44.48

As of September 30, 2018, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $331.7 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.8 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding taxes. Total payment for the employees’ tax obligations to the taxing authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Shares withheld for taxes	0.2	0.3	0.9	1.0
Amount withheld for taxes	$15.5	$10.0	$48.0	$35.9

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected term in years	4.4	4.4	4.4	4.4
Volatility	30.5%	33.1%	31.6%	36.1%
Risk-free interest rate	2.7%	1.8%	2.7%	1.9%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4.3	$27.50
Granted	0.8	51.29
Forfeited	(0.1)	31.90
Exercised	(1.8)	24.74
Balance—September 30, 2018	3.2	$34.69
Options vested and expected to vest—September 30, 2018	3.2	$34.69	4.13	$183.4
Options exercisable—September 30, 2018	1.6	$28.42	2.75	$104.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2018, for all in-the-money stock options. As of September 30, 2018, total compensation expense related to unvested stock options granted to employees but not yet recognized was $18.1 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.7 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted-average fair value per share granted	$22.75	$11.09	$15.67	$12.17
Intrinsic value of options exercised	14.1	3.4	53.6	30.3
Fair value of options vested	1.4	1.6	5.7	6.7

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In determining the fair value of the ESPP, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected term in years	0.5	0.5	0.5	0.5
Volatility	30.5%	26.2%	28.9%	29.5%
Risk-free interest rate	2.2%	1.2%	2.0%	0.9%
Dividend rate	—%	—%	—%	—%

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted-average fair value per share granted	$18.28	$8.31	$14.14	$8.73
Shares issued under the ESPP	0.4	0.5	1.1	1.1
Weighted-average price per share issued	$41.89	$31.49	$35.32	$29.52

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of product revenue	$0.3	$0.3	$1.1	$1.0
Cost of service revenue	2.8	2.4	8.0	7.2
Research and development	9.3	8.0	26.9	24.1
Sales and marketing	26.0	19.6	70.5	58.4
General and administrative	4.8	4.0	13.8	12.0
Total stock-based compensation expense	$43.2	$34.3	$120.3	$102.7

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
RSUs	$38.2	$29.9	$106.1	$89.8
Stock options	2.4	1.8	6.7	5.6
ESPP	2.6	2.6	7.5	7.3
Total stock-based compensation expense	$43.2	$34.3	$120.3	$102.7

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of operations is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income tax benefit associated with stock-based compensation	$6.8	$6.7	$19.0	$21.1

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

During the three months ended September 30, 2018, we did not repurchase shares under the Repurchase Program. During the nine months ended September 30, 2018, we repurchased 2,540,547 shares of common stock under the Repurchase Program in open market transactions at an average price of $46.08 per share, for an aggregate purchase price of $117.1 million. As of September 30, 2018, $825.8 million remained available for future share repurchases under the Repurchase Program.

12.     INCOME TAXES

Our effective tax rate was 17% for the three months ended September 30, 2018, compared to an effective tax rate of 30% for the same period last year. Our effective tax rate was 6% for the nine months ended September 30, 2018, compared to an effective tax rate of 24% for the same period last year, with the primary difference being the change in the federal corporate income tax rate to 21% in 2018 from 35% in the prior year, the release of reserve for uncertain tax positions including interest due to a statute of limitation expiring and the completion of the Internal Revenue Service (“IRS”) audit. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign taxes, excess tax benefits from stock-based compensation and release of a reserve for uncertain tax positions. The tax rates for the three months ended September 30, 2018 and September 30, 2017 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $17.7 million and $12.7 million, respectively, which were offset by a tax provision benefit of $5.8 million and $1.8 million, respectively, for stock-based compensation. The tax rate for the nine months ended September 30, 2018 and September 30, 2017 were impacted by withholding taxes and foreign taxes of $43.4 million and $30.0 million, respectively, which were offset by a tax benefit of $16.2 million and $11.4 million, respectively, for stock-based compensation. The tax rate for the nine months ended September 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million. Our effective tax rates fluctuate based on the amount of pre-tax income or loss. The impact of discrete items, such as excess tax benefits from stock-based compensation, on our effective tax rate is greater when our pre-tax income is lower.

As of September 30, 2018 and December 31, 2017, unrecognized tax benefits were $64.1 million and $72.5 million, respectively. The amount of $62.8 million in unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2018 and December 31, 2017, accrued interest and penalties were $12.2 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $8.0 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2008. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We have closed the Internal Revenue Service audit for tax years 2012, 2013 and 2014. In March 2018, we received a refund of $6.8 million for a carry-back claim approved in this audit. In October 2018, the French tax authorities notified us that they had closed the audit for tax years from 2007 to 2015 with no tax adjustment. This audit was examining the intercompany relationship between Fortinet, Inc., Fortinet France and Fortinet Singapore. In April 2018, the tax authorities in Israel initiated a tax audit for tax years from 2008 to 2014. In July 2018, the tax authorities in Italy initiated a tax audit for tax year 2015.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. On August 7, 2018, the Ninth Circuit withdrew the opinions filed on July 24, 2018 to allow time for the reconstituted panel to confer on the appeal. In Altera, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The U.S. Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. We will evaluate the tax impact when the new opinion is released by the Ninth Circuit.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2018 and September 30, 2017 were $1.4 million and $1.2 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2018 and September 30, 2017 were $4.4 million and $3.8 million, respectively.

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
Revenue by geographic region is based on the billing address of our distributors and direct customer. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Americas:
United States	$146.8	$123.7	$425.3	$367.1
Latin America (“LATAM”)	31.2	24.4	86.4	64.6
Canada	16.0	13.1	47.4	36.6
Total Americas	194.0	161.2	559.1	468.3
Europe, Middle East and Africa (“EMEA”)	165.4	138.3	474.3	394.2
Asia Pacific (“APAC”)	94.5	74.7	260.8	215.8
Total revenue	$453.9	$374.2	$1,294.2	$1,078.3

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—net	September 30, 2018	December 31, 2017
Americas:
United States	$127.8	$115.6
Canada	111.1	103.8
LATAM	0.4	0.3
Total Americas	239.3	219.7
EMEA:
France	13.3	11.9
Other EMEA	3.5	5.8
Total EMEA	16.8	17.7
APAC	9.3	8.0
Total property and equipment—net	$265.4	$245.4

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2018 (1)	September 30, 2017	September 30, 2018 (1)	September 30, 2017
Exclusive Networks Group	29%	29%	29%	23%
Ingram Micro	11%	11%	10%	10%
(1) Due to the acquisition by Exclusive Networks Group of the U.S. division of Fine Tec Computers (“Fine Tec U.S.”) in July 2017, Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive Networks Group.

The following customer, which is a distributor, accounted for 10% or more of net accounts receivable:

	September 30, 2018	December 31, 2017
Exclusive Networks Group	33%	35%
Ingram Micro	10%	*
* Represents less than 10%

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in millions):

	Unrealized Losses on Investments	Tax provision related to unrealized gains or losses on investments	Total
Balance—December 31, 2017	$(1.3)	$0.5	$(0.8)
Other comprehensive loss before reclassifications	(0.1)	(0.1)	(0.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(0.1)	(0.1)	(0.2)
Balance—September 30, 2018	$(1.4)	$0.4	$(1.0)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in other income (expense)—net and in benefit from income taxes, respectively.

16.     SUBSEQUENT EVENT

On October 23, 2018, we acquired ZoneFox Limited (“ZoneFox”), a privately held cloud-based insider threat detection and response company headquartered in Edinburgh, Scotland. The integration of ZoneFox’s machine learning-based threat-hunting technology will provide endpoint detection and response capabilities and will extend FortiSIEM product with additional user entity behavior analytics features, both on-premises and in the cloud. We acquired ZoneFox for approximately $18 million in initial consideration, subject to certain adjustments.
We are currently in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

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

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective tax rate;

•	the impact of the 2017 Tax Act;

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

•	our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption and impact of new accounting standards, including those related to revenue recognition and accounting for leases.

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

Business Overview

Fortinet is a global leader in cybersecurity solutions to a wide variety of businesses, such as enterprises, communication service providers and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated Security Fabric Platform with automated protection, detection and response. We have four focus areas for our business.

•
Network Security - We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities including firewall, SD-WAN, SSL data leak prevention, VPN, switch and wireless controller, and WAN acceleration, among others. Our network security appliances include our FortiOS operating system, which provides the foundation for FortiGate security functions and FortiSPU, which is designed to enhance the security processing capabilities. Our customers may also purchase FortiGuard subscription services to access threat intelligence updates. We provide standard technical support across all our products through our FortiCare support services.

•
Fortinet Security Fabric - The Fortinet Security Fabric, which is one of the fastest growing areas of our business, provides enterprise organizations with unified security across the entire digital attack surface, including network core, endpoints, applications, data centers, access and private and public cloud. Together with our network of 47 Fabric Partners, it enables disparate security devices to work together as an integrated and collaborative whole.

•
Cloud Security - We help customers secure their cloud environments in part by offering security through our virtual firewall and other software products in public cloud environments. Our FortiCASB extends the core capabilities of our Security Fabric Platform to provide businesses the same level of cybersecurity and threat intelligence in cloud environments as they receive on their physical networks. We experienced significant billings growth in on-demand cloud consumption and bring-your-own-license (“BYOL”), although not yet significant when compared to the rest of our business. The Fortinet cloud security is available across all major cloud providers, including Microsoft Azure, Amazon Web Services, Google Cloud, Oracle Cloud and IBM Cloud. We believe this area provides opportunity for growth.

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

Financial Highlights

•
We recorded total revenue of $453.9 million and $1.29 billion in the three and nine months ended September 30, 2018, an increase of 21% and 20%, respectively, compared to $374.2 million and $1.08 billion in the same periods last year. Product revenue was $164.5 million and $473.6 million in the three and nine months ended September 30, 2018, an increase of 20% and 14%, respectively, compared to $137.1 million and $415.1 million in the same periods last year. Service revenue was $289.4 million and $820.6 million, respectively, in the three and nine months ended September 30, 2018, an increase of 22% and 24%, respectively, compared to $237.1 million and $663.2 million in the same period last year.

•
We generated operating income of $62.8 million and $145.9 million in the three and nine months ended September 30, 2018, an increase of 86% and 116%, respectively, compared to $33.7 million and $67.6 million in the same periods last year.

•	Cash, cash equivalents and investments were $1.67 billion as of September 30, 2018, an increase of $323.5 million, or 24%, from December 31, 2017.

•	Deferred revenue was $1.54 billion as of September 30, 2018, an increase of $208.1 million, or 16%, from December 31, 2017.

•	We generated cash flows from operating activities of $458.7 million in the nine months ended September 30, 2018, an increase of $21.8 million, or 5%, compared to the same periods last year.

•	During the nine months ended September 30, 2018, we repurchased 2.5 million shares of common stock under the Repurchase Program for an aggregate purchase price of $117.1 million.

During the three and nine months ended September 30, 2018, our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 20% and 14% in the three and nine months ended September 30, 2018, respectively. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, also grew significantly. Service revenue growth of 22% and 24% in the three and nine months ended September 30, 2018, respectively, was driven by the strength of our FortiCare technical support growing 26% and 30%, respectively, and FortiGuard and other security subscription revenue growing 20% for both periods.

The percentage of our FortiGate-related billings from entry-level products increased from 30% in the three months ended September 30, 2017 to 31% in the three months ended September 30, 2018. The percentage of our FortiGate-related billings from mid-range products increased from 29% in the three months ended September 30, 2017 to 33% in the three months ended September 30, 2018. The percentage of our FortiGate-related billings from high-end products decreased to 36% in the three months ended September 30, 2018 from 41% in the same period last year. We continue to see our enterprise customers purchasing a fairly balanced mix of products across these product groups.

During the three and nine months ended September 30, 2018, operating expenses as a percentage of revenue decreased by four percentage points in both periods, compared to the same periods last year. While both research and development and general and administrative expenses as a percentage of revenue, the decrease was primarily driven by a reduction in sales and marketing expenses as a percentage of revenue, as a result of the adoption of Topic 606 for deferred contract costs, which reduced our commissions expense in absolute dollars and as a percentage of total revenue. Our sales and marketing expenses included a benefit of $9.0 million and $32.5 million in the three and nine months ended September 30, 2018, respectively, from the adoption of Topic 606 related to deferred contract costs. Under Topic 606, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of Topic 606, we expensed the commission related to these service contracts upfront. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been comparable in the three and nine months ended September 30, 2018 compared to the same periods last year. Refer to Note 1 and Note 2 in our notes to the condensed consolidated financial statement for more information. Headcount increased by 3% to 5,639 employees and contractors as of September 30, 2018, up from 5,462 as of June 30, 2018.

Business Model

Our sales strategy is based on a distribution model whereby we primarily sell our hardware, software licenses and services directly to distributors which sell to resellers and service providers, which, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across all major cloud providers, and have recognized on demand revenue and BYOL revenue from Amazon Web Services, Microsoft Azure, Oracle Cloud, and Google Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us and deploys the software in a cloud provider’s environment. While the revenue from such sales are relatively insignificant, they have increased significantly in recent periods on a percentage basis.

Typically, our customers purchase our hardware products and software licenses as well as our FortiGuard security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is payable within 30 to 45 days. We also invoice certain services on a monthly basis.

Our Security Processing Unit (“SPU”) hardware architecture is an important part of our approach to network security. The SPU includes three lines of proprietary ASICs, content processor, network processor and the system on a chip. The ASICs are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption. As such, our ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss our cash, cash equivalents and investments, and net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table (in millions):

	Three Months Ended Or As Of
	September 30, 2018	September 30, 2017
Revenue	$453.9	$374.2
Deferred revenue	$1,544.4	$1,219.0
Billings (non-GAAP)	$527.5	$431.7
Net cash provided by operating activities	$176.7	$162.3
Free cash flow (non-GAAP)	$158.5	$140.6

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $1.54 billion as of September 30, 2018, an increase of $208.1 million, or 16%, from December 31, 2017.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $527.5 million for the three months ended September 30, 2018, an increase of 22% compared to $431.7 million in the same period last year.

A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in millions):

	Three Months Ended
	September 30, 2018	September 30, 2017
Billings:
Revenue	$453.9	$374.2
Add: Change in deferred revenue	73.6	57.5
Total billings (non-GAAP)	$527.5	$431.7

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

	Three Months Ended
	September 30, 2018	September 30, 2017
Free Cash Flow:
Net cash provided by operating activities	$176.7	$162.3
Less: Purchases of property and equipment	(18.2)	(21.7)
Free cash flow (non-GAAP)	$158.5	$140.6
Net cash provided by (used in) investing activities	$11.1	$(28.9)
Net cash used in financing activities	$9.4	$(80.8)

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

We adopted Topic 606 on January 1, 2018 using the modified retrospective method. Refer to Note 2 in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact. Other than the adoption of Topic 606, there were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2018, as compared to the critical accounting policies and estimates described in the Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Revenue

	Three Months Ended
	September 30, 2018 (1)		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$164.5	36%	$137.1	37%	$27.4	20%
Service	289.4	64	237.1	63	52.3	22
Total revenue	$453.9	100%	$374.2	100%	$79.7	21%
Revenue by geography:
Americas	$194.0	43%	$161.2	43%	$32.8	20%
EMEA	165.4	36	138.3	37	27.1	20
APAC	94.5	21	74.7	20	19.8	27
Total revenue	$453.9	100%	$374.2	100%	$79.7	21%

(1) Revenue during the three months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Revenue:
Product	$164.5	$162.3	$2.2
Service	289.4	289.6	(0.2)
Total revenue	$453.9	$451.9	$2.0
Revenue by geography:
Americas	$194.0	$192.7	$1.3
EMEA	165.4	164.7	0.7
APAC	94.5	94.5	—
Total revenue	$453.9	$451.9	$2.0

Total revenue increased by $79.7 million, or 21%, during the three months ended September 30, 2018 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all regions grew both on an absolute dollars and on a percentage basis.

Product revenue increased by $27.4 million, or 20%, during the three months ended September 30, 2018 compared to the same period last year. Product revenue during the three months ended September 30, 2018 included a $2.2 million benefit from the adoption of Topic 606, which primarily relates to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements can now be recognized upfront instead of ratably over the contracted service term. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products also increased significantly. Fortinet Security Fabric was the fastest growing products compared to the remainder of our business. Service revenue increased by $52.3 million, or 22%, during the three months ended September 30, 2018 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2018 (1)	September 30, 2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$72.0	$58.1	$13.9	24%
Service	39.6	35.5	4.1	12
Total cost of revenue	$111.6	$93.6	$18.0	19%
Gross margin (%):
Product	56.2%	57.6%	(1.4)%
Service	86.3	85.0	1.3
Total gross margin	75.4%	75.0%	0.4%

(1) Cost of revenue and gross margin during the three months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cost of revenue:
Product	$72.0	$72.3	$(0.3)
Service	39.6	39.6	—
Total cost of revenue	$111.6	$111.9	$(0.3)
Gross margin (%):
Product	56.2%	55.5%	0.7%
Service	86.3	86.3	—
Total gross margin	75.4%	75.2%	0.2%

Total gross margin increased by 0.4 percentage points during the three months ended September 30, 2018 compared to the same period last year, driven by revenue mix shift to higher margin service revenue. Service gross margin increased by 1.3 percentage points during the three months ended September 30, 2018 compared to the same period last year, as our FortiCare technical support and FortiGuard and other security subscription revenue grew 26% and 20%, respectively, during the three months ended September 30, 2018 compared to the same period last year, which outpaced the increase in the related personnel costs and headcount growth, resulting in a higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 1.4 percentage points during the three months ended September 30, 2018 compared to the same period last year as we continued to transition to our new product introductions. The decrease was partially offset by increased revenue in higher margin software licenses. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2018 (1)		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$58.7	13%	$53.5	14%	$5.2	10%
Sales and marketing	198.3	44	172.4	46	25.9	15
General and administrative	22.5	5	21.0	6	1.5	7
Total operating expenses	$279.5	62%	$246.9	66%	$32.6	13%

(1) Operating expenses during the three months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Operating expenses:
Research and development	$58.7	$58.7	$—
Sales and marketing expenses	198.3	207.3	(9.0)
General and administrative	22.5	22.5	—
Total operating expenses	$279.5	$288.5	$(9.0)

Research and development

Research and development expense increased by $5.2 million, or 10%, during the three months ended September 30, 2018 compared to the same period last year, primarily due to an increase of $6.9 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. The increase in expense was offset by a decrease of $2.1 million in product development expenses, such as third-party testing, prototypes and supplies. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2018.

Sales and marketing

Sales and marketing expense increased by $25.9 million, or 15%, during the three months ended September 30, 2018 compared to the same period last year, primarily due to an increase of $20.3 million in personnel-related costs, including higher stock-based compensation expense of $6.4 million, as sales and marketing headcount increased in order to drive market share gains globally. The increase in personnel costs was net of a benefit of $9.0 million from the adoption of the new accounting standard related to deferred contract costs. Under this new standard, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commission related to these service contracts. Our sales and marketing expense would have increased by $34.9 million, or 20%, under the prior accounting standard. Refer to Note 2 in our notes to the condensed consolidated financial statement for more information. Marketing-related expense increased by $1.8 million. In addition, depreciation expense and other occupancy-related expense increased by $1.5 million and travel and entertainment expenses increased by $1.3 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 46% of total revenue, which is comparable to the same period last year. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2018.

General and administrative

General and administrative expense increased by $1.5 million, or 7%, during the three months ended September 30, 2018 compared to the same period last year. Personnel costs increased by $1.8 million as we continued to increase headcount in order to support our expanding business. The increase in expense was partially offset by a combined decrease in depreciation and other operating costs of $0.4 million. We expect general and administrative expense to increase in absolute dollars during the remainder of 2018.

Operating income

We generated operating income of $62.8 million during the three months ended September 30, 2018, an increase of $29.1 million, or 86%, compared to $33.7 million in the same period last year. The improvement in operating income included benefit from the adoption of the new accounting standard. Operating income as a percentage of total revenue increased to 14% in the three months ended September 30, 2018 from 9% in the same period last year. The increase in operating margin is primarily due to a decrease in sales and marketing expenses to 44% as a percentage of total revenue in the three months ended September 30, 2018 from 46% in the same period last year. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 46% of total revenue. The adoption of this new standard resulted in an improvement of 2.4 percentage points in our operating margin. In addition, the decrease in research and development and general and administrative expenses as a percentage of total revenue, as well as improvement in gross margin, contributed to the improvement in operating margin.

Interest income and other income (expense)—net

	Three Months Ended
	September 30, 2018	September 30, 2017	Change	% Change
	(in millions, except percentages)
Interest income—net	$6.9	$3.9	$3.0	77%
Other income—net	0.9	0.4	0.5	125

Interest income increased during the three months ended September 30, 2018 compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income —net during the three months ended September 30, 2018 compared to the same period last year was primarily due to a $2.2 million gain on sale of an investment in a privately held company, offset by foreign currency exchange losses.
.
Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2018 (1)	September 30, 2017
	(in millions, except percentages)
Provision for income taxes	$11.9	$11.3	$0.6	5%
Effective tax rate (%)	17%	30%	(13)%	—

(1) Provision for income taxes during the three months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Increase (Decrease)
Provision for income taxes	$11.9	$9.8	$2.1
Effective tax rate (%)	17%	17%	—%

Our effective tax rate was 17% for the three months ended September 30, 2018 compared to an effective tax rate of 30% for the same period last year, with the primary difference being the change in the federal tax rate to 21% in 2018 from 35% in the prior year. The effective tax rate for the periods presented are comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes of $17.7 million, which were offset by a tax provision benefit of $5.8 million for stock-based compensation. The tax rate for the three months ended September 30, 2017 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $12.7 million which were offset by a tax provision benefit of $1.8 million for stock-based compensation.

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

The 2017 Tax Act creates a new requirement that global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations (“CFCs”) be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes. Our selection of an accounting policy for 2018 with respect to the GILTI tax rules was to treat GILTI tax as a current-period expense under the period cost method.

The IRS issued Notice 2018-26 on April 2, 2018, which included allowing a deduction for foreign taxes during 2017 to be allocated to earning and profits calculated as of November 2, 2017. This deduction resulted in a decrease of our transition tax by $3.2 million. We also released unrecognized tax benefits in the first quarter of 2018, which had previously reduced our transition tax. This increased our transition tax by $2.7 million. The net tax provision benefit due to changes in the transition tax calculation was $0.5 million in the first quarter of 2018. We did not make any changes to the transition tax in the third quarter of 2018.

It is our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2018 and December 31, 2017, accrued interest and penalties were $12.2 million and $13.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $8.0 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. On August 7, 2018, the Ninth Circuit withdrew the opinions filed July 24, 2018 to allow time for the reconstituted panel to confer on the appeal. In Altera, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The U.S. Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. We will evaluate the tax impact when the new opinion is released from the Ninth Circuit.

Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

	Nine Months Ended
	September 30, 2018 (1)		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$473.6	37%	$415.1	38%	$58.5	14%
Service	820.6	63	663.2	62	157.4	24
Total revenue	$1,294.2	100%	$1,078.3	100%	$215.9	20%
Revenue by geography:
Americas	$559.1	43%	$468.3	43%	$90.8	19%
EMEA	474.3	37	394.2	37	80.1	20
APAC	260.8	20	215.8	20	45.0	21
Total revenue	$1,294.2	100%	$1,078.3	100%	$215.9	20%

(1) Revenue during the nine months ended September 30, 2018 under Topic 606 (As Reported) and Topic 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Revenue:
Product	$473.6	$461.5	$12.1
Service	820.6	819.1	1.5
Total revenue	$1,294.2	$1,280.6	$13.6
Revenue by geography:
Americas	$559.1	$547.0	$12.1
EMEA	474.3	471.8	2.5
APAC	260.8	261.8	(1.0)
Total revenue	$1,294.2	$1,280.6	$13.6

Total revenue increased by $215.9 million, or 20%, during the nine months ended September 30, 2018 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all regions grew both on an absolute dollars and on a percentage basis. Product revenue increased by $58.5 million, or 14%, during the nine months ended September 30, 2018 compared to the same period last year. Product revenue in the nine months ended September 30, 2018 included a $12.1 million benefit from the adoption of Topic 606, which primarily related to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements can now be recognized upfront instead of ratably over the contracted service term. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products also increased significantly. Fortinet Security Fabric and cloud products were the fastest growing products compared to the remainder of our business. Service revenue increased by $157.4 million, or 24%, during the nine months ended September 30, 2018 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2018 (1)	September 30, 2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$204.1	$174.2	$29.9	17%
Service	117.8	105.7	12.1	11
Total cost of revenue	$321.9	$279.9	$42.0	15%
Gross margin (%):
Product	56.9%	58.0%	(1.1)%
Service	85.6	84.1	1.5
Total gross margin	75.1%	74.0%	1.1%

(1) Cost of revenue and gross margin during the nine months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cost of revenue:
Product	$204.1	$203.1	$1.0
Service	117.8	117.8	—
Total cost of revenue	$321.9	$320.9	$1.0
Gross margin (%):
Product	56.9%	56.0%	0.9%
Service	85.6	85.6	—
Total gross margin	75.1%	74.9%	0.2%

Total gross margin increased by 1.1 percentage points during the nine months ended September 30, 2018 compared to the same period last year, driven by higher margin on higher service revenue. Service gross margin increased by 1.5 percentage points during the nine months ended September 30, 2018 compared to the same period last year, due to the strength of our FortiCare technical support and FortiGuard and other security subscription revenue growing 30% and 20%, respectively, during the nine months ended September 30, 2018 compared to the same period last year, which outpaced the increase in the related personnel costs and headcount growth, resulting in a higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 1.1 percentage points during the nine months ended September 30, 2018 compared to the same period last year, as we continued to transition to our new product introductions. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2018 (1)		September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$179.0	14%	$155.9	14%	$23.1	15%
Sales and marketing	576.4	45	509.1	47	67.3	13
General and administrative	71.0	5	65.5	6	5.5	8
Restructuring charges	—	—	0.3	—	(0.3)	(100)
Total operating expenses	$826.4	64%	$730.8	68%	$95.6	13%

(1) Operating expenses during the nine months ended September 30, 2018 under Topic 606 (As Reported) and Topic 605 (Balances Without Adoption of Topic 606) were as follows (in millions):

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Operating expenses:
Research and development	$179.0	$179.0	$—
Sales and marketing expenses	576.4	608.9	(32.5)
General and administrative	71.0	71.0	—
Total operating expenses	$826.4	$858.9	$(32.5)

Research and development

Research and development expense increased by $23.1 million, or 15%, during the nine months ended September 30, 2018 compared to the same period last year, primarily due to an increase of $20.9 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products.

Sales and marketing

Sales and marketing expense increased by $67.3 million, or 13%, during the nine months ended September 30, 2018 compared to the same period last year, primarily due to an increase of $50.6 million in personnel-related costs, including higher stock-based compensation expense of $12.1 million, as sales and marketing headcount increased in order to drive market share gains globally. These increases in personnel costs included a benefit of $32.5 million from the adoption of the new accounting standard related to deferred contract costs. Under this new standard, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commission related to these service contracts. Our sales and marketing expense would have increased by $99.8 million, or 20%, under the prior accounting standard. Refer to Note 2 in our notes to the condensed consolidated financial statement for more information. Travel and entertainment expense increased by $5.6 million. In addition, marketing-related expense increased by $4.9 million and depreciation and other occupancy-related costs increased by $4.8 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 48% of total revenue.

General and administrative

General and administrative expense increased by $5.5 million, or 8%, during the nine months ended September 30, 2018 compared to the same period last year. Personnel costs increased by $8.0 million as we continued to increase headcount in order to support our expanding business. In addition, expense related to software licenses and ERP costs increased by $2.4 million, supplies expense increase of $0.8 million and professional fees increased by $0.4 million. The increase in expense was partially offset by a decrease in depreciation and other occupancy-related costs of $5.0 million and a decrease in litigation settlement costs of $1.4 million.

Operating income

We generated operating income of $145.9 million during the nine months ended September 30, 2018, an increase of $78.3 million, or 116%, compared to $67.6 million in the same period last year. The improvement in operating income generated was primarily due to the benefit from the adoption of the new accounting standard, along with revenue growth outpacing total operating expense growth. Operating income as a percentage of total revenue increased to 11% in the nine months ended September 30, 2018 from 6% in the same period of last year. The increase in operating margin is primarily due to a decrease in sales and marketing expenses to 45% as a percentage of total revenue in the nine months ended September 30, 2018 from 47% in the same period last year. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 48% of total revenue. The adoption of this new standard resulted in an improvement of 3.4 percentage points in our operating margin.

Interest income and other income (expense)—net

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change	% Change
	(in millions, except percentages)
Interest income—net	$17.2	$9.5	$7.7	81%
Other income (expense)—net	(4.3)	1.9	(6.2)	(326)

Interest income increased during the nine months ended September 30, 2018 compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments and market interest rates. The change in other income (expense)—net during the nine months ended September 30, 2018 compared to the same period last year was primarily due to higher foreign currency exchange losses, offset by $2.2 million gain on sale of an investment in a privately held company.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2018 (1)	September 30, 2017
	(in millions, except percentages)
Provision for income taxes	$9.2	$18.6	$(9.4)	(51)%
Effective tax rate (%)	6%	24%	(18)%	—

(1) Provision for income taxes during the nine months ended September 30, 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows (in millions, except percentages):

	As Reported	Balances Without Adoption of Topic 606	Increase (Decrease)
Provision for (benefit from) income taxes	$9.2	$(0.7)	$9.9
Effective tax rate (%)	6%	(1)%	7%

Our effective tax rate was 6% for the nine months ended September 30, 2018 compared to an effective tax rate of 24% for the same period last year, with the primary difference being the change in the federal corporate income tax rate to 21% in 2018 from 35% in the prior year and release of reserve for uncertain tax positions, including interest due to a statute of limitation expiring and the IRS audit finalization. The effective tax rate for the periods presented are comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $43.4 million, which were offset by a tax benefit of $16.2 million for stock-based compensation. The tax rate for the nine month ended September 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million. The tax rate for the nine months ended September 30, 2017 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $30.0 million which were offset by a tax provision benefit of $11.4 million for stock-based compensation.

Liquidity and Capital Resources

	As of
	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$1,169.3	$811.0
Investments	503.5	538.3
Total cash, cash equivalents and investments	$1,672.8	$1,349.3
Working capital	$966.2	$689.6

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(in millions)
Net cash provided by operating activities	$458.7	$436.9
Net cash used in investing activities	(7.4)	(142.1)
Net cash used in financing activities	(93.0)	(98.0)
Net increase in cash and cash equivalents	$358.3	$196.8

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under the ESPP, and payment of taxes in connection with the net settlement of equity awards. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the proceeds from exercise of stock options and purchases under the ESPP. Additional increases in deferred revenue may depend on a number of factors including our billing growth rate, service contract renewal rates and length of initial and renewals service contracts. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units granted versus stock options and also to vary based on our share price. As of September 30, 2018, $825.8 million remained available for future share repurchase under the Repurchase Program.

Construction on the new headquarters building is expected to start in the fourth quarter of 2018 and related spend will continue in 2019 and until project completion. We estimate 2018 spending for this project to be approximately $10.0 million to $20.0 million. We estimate 2019 spending on the project to be between $60.0 million to $80.0 million dollars.

As of September 30, 2018, our cash, cash equivalents and investments of $1.67 billion were invested primarily in corporate debt securities, certificates of deposit and term deposits, money market funds, commercial paper and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

As of September 30, 2018, $870.4 million of our cash and investments were held by our international subsidiaries. Under the 2017 Tax Act signed into law in December 2017, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which were previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. Most of our off-shore cash is located in Singapore. Corporate law in Singapore only allows dividends to be paid to the extent we have retained earnings in Singapore. In Singapore, our retained earnings are lower than our current cash balance. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures, and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Our operating activities during the nine months ended September 30, 2018 provided $458.7 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew 27% as of September 30, 2018 compared to the same period last year to $1.54 billion.

Our operating activities during the nine months ended September 30, 2017 provided $436.9 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. The increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers was reflected in the increase in our deferred revenue.

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

During the nine months ended September 30, 2018, cash used for investing activities was primarily due to the $41.4 million we spent on capital expenditures and $6.0 million used for the acquisition of Bradford, net of cash acquired. This was partially offset by an increase in cash of $40.0 million due to maturities and sales of our investments, net of purchases.

During the nine months ended September 30, 2017, cash used in investing activities was primarily due to the $121.6 million we spent on capital expenditures, including the purchase of $84.8 million in real estate in Burnaby, Canada in April 2017. Cash outflows due to purchases of investments, net of sales and maturities, amounted to $20.5 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plan and the ESPP, taxes paid related to net share settlement of equity awards and payments of debt assumed in a business combination.

During the nine months ended September 30, 2018, cash used for financing activities was $93.0 million, primarily due to $117.1 million used to repurchase our common stock and $9.5 million of payments of the debt assumed in business combination. This was partially offset by $33.6 million of proceeds from the issuance of common stock, net of tax withholding.

During the nine months ended September 30, 2017, cash used in financing activities was $98.0 million, primarily due to $124.0 million used to repurchase our common stock. This was partially offset by $26.0 million proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 10 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2018 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•	our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers;

•	the level of demand for our products and services, which may render forecasts inaccurate;

•	the timing of channel partner and end-customer orders, and our reliance on a concentration of shipments at the end of each quarter;

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

•	compliance with existing laws and regulations that are applicable to our ability to conduct business with the public sector;

•	litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•	the impact of cloud-based platforms on our billings, revenues operating margins and free cash flow;

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition and increased competitiveness in our market;

•	our ability to both increase revenues and manage and control operating expenses in order to improve our operating margins;

•	changes in customer renewal rates or attached rates for our services;

•	changes in the payment terms of services contracts or the contractual term of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

•
policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, including increased tariffs applicable to countries where we manufacture our products, foreign imports and tax laws related to international commerce;

•	political, economic and social instability;

•	general economic conditions, both in domestic and foreign markets;

•
future accounting pronouncements or changes in our accounting policies, such as changes in accounting for leases and stock compensation, as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fabric products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, to a lesser extent, five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of operations until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	the potential for political unrest, changes and uncertainty, and for terrorism, hostilities, war or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	changes in tax, tariff, employment and other laws.

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

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

•
unanticipated changes in the capital resources or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases and changes in the mix of products and services, willingness to change to cloud delivery model and related payment terms;

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

Large and medium-sized businesses, service providers and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized businesses, service providers and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations.

Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, product transitions, and customer requirements, or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large businesses, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, or if we experience turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected.

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

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. The two channel partners together accounted for 33% of our total net accounts receivable as of September 30, 2018. During the three months ended September 30, 2018, Exclusive and Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers, accounted for 29% and 11% of our total revenue, respectively. During the nine months ended September 30, 2018, Exclusive and Ingram Micro, accounted for 29% and 10% of our total revenue. During the three months ended September 30, 2017, Exclusive and Ingram Micro accounted for 29% and 11% of our total revenue, respectively. During the nine months ended September 30, 2017, Exclusive and Ingram Micro accounted for 23% and 10% of our total revenue, respectively.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins or cause them to fail to help secure networks. We are also susceptible to errors, defects, vulnerabilities or attacks that may arise at, or be inserted into our products in, different stages in our supply chain, or manufacturing processes, and which are out of our control. Attacks may target specific unidentified or unresolved vulnerabilities that exist or arrive only in the supply chain, making these attacks virtually impossible to anticipate and difficult to defend against. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription or FortiCare updates or our FortiGate appliances and operating systems could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

If we do not appropriately manage any future growth, including through the expansion of our real estate facilities, or are unable to improve our systems, processes and controls, our operating results will be negatively affected.

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

In addition, our systems, processes and controls may not prevent or detect all errors, omissions, malfeasance or fraud, such as corruption and improper “side agreements” that may impact revenue recognition or result in financial liability. Our productivity and the quality of our products and services may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to ensure appropriate systems, processes and controls and to manage any future growth effectively could result in increased costs and harm our reputation and results of operations.

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

The maintenance of our ERP and CRM systems has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our ERP and CRM systems, leading to additional costs. We may also discover deficiencies in our design or maintenance of the ERP or CRM systems that could adversely affect our ability to forecast orders, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we recently implemented new systems to comply with the new revenue recognition standard and may further expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our operating requirements.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, in connection with adopting and implementing the new revenue accounting standard, management will continue to make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and sales return reserves, stock-based compensation expense, valuation of inventory, investments, accounting for business combination, goodwill and other long-lived assets, restructuring, accounting for income taxes, and litigation and settlement costs.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including manufacturers with facilities located in Taiwan and other countries outside the United States such as Micro-Star International Co., Ltd., Wistron Corporation, Senao Networks, Inc. and IBASE Technology, Inc. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance and product costs, supply and timing. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Additionally, other legal regimes throughout the world governed data handling, protection, and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and will become effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Efforts to withdraw from or materially modify international trade agreements, to change tax provisions related to global manufacturing and sales or to impose new tariffs, economic sanctions or related legislation, any of which could adversely affect our financial condition and results of operations.

Our business benefits directly or indirectly from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. Efforts to withdraw from or materially modify international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken.

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in March 2018, the current administration imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. Subsequently, in September 2018, additional tariffs were imposed by the United States on some goods imported from China, including certain electronics and IT products. Other countries have in turn imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by China or other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in planning, deploying and operational proficiency for our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service provider or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. As a result, our failure to maintain high quality support services would have a material adverse effect on our business, financial condition and results of operations.

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

We have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. In April 2018, the tax authorities in Israel initiated a tax audit for tax years from 2008 to 2014. In July 2018, the tax authorities in Italy initiated a tax audit for tax year 2015. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also offer point solutions, fabric and/or cloud security services that compete with some of the features present in our platform. They may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. Further, as our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License, the BSD License, the Apache License, the MIT X License and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as, for example, open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that, for example, could impose unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which requirements could adversely affect our business, operating results and financial condition.

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

We have several ongoing patent lawsuits, certain companies have sent us demand letters proposing that we license certain of their patents, and organizations have sent letters demanding that we provide indemnification for patent claims. One such patent lawsuit by British Telecommunications plc was filed in federal court in Delaware in July 2018, and a second such lawsuit by Finjan, Inc. was filed in federal court in California in October 2018. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any settlement payment or adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. The law would impose financial penalties for failure to comply. Though we are currently in compliance with the requirements of the law that will come into effect in 2019, we may incur costs associated with complying with the law in future years, including costs associated with expanding our board of directors or identifying qualified candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we are unable to do so.

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

The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. Management will continue to make judgments and assumptions based on our interpretation of the new standard. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new revenue recognition standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, the new equity investment valuation standard, which requires most equity investments to be measured at fair value (with subsequent changes in fair value recognized in net income), may increase the volatility of our earnings.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2018, the closing price of our common stock ranged from $43.83 to $92.27 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

During the three months ended September 30, 2018, there were no shares repurchased under the Repurchase Program. As of September 30, 2018, $825.8 million remained available for future share repurchases under the Repurchase Program.

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

Date: November 7, 2018

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)