Form 10-K
period 2018-12-31
FORTINET INC
filed 2019-02-27
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $7,073,006,351 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2019, there were 170,633,671 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

Part I

ITEM 1.    Business

Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of businesses, such as enterprises, communication service providers and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Security Fabric platform, which features automated protection, detection and responses.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, software-defined wide-area network (“SD-WAN”), secure sockets layer (“SSL”) data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) acceleration. Our network security appliances include our FortiOS operating system, which provides the foundation for FortiGate security functions, and FortiASIC integrated circuit, which is designed to accelerate the processing of security and networking functions. Our customers may also purchase FortiGuard subscription services to receive threat intelligence updates. We provide standard technical support across all of our products through our FortiCare support services. We also offer services to end-customers including Technical Account Managers (“TAMs”), Resident Engineers (“REs”) and professional service consultants for implementations, as well as training services to our end-customers and channel partners.

•
Fortinet Security Fabric—The Fortinet Security Fabric platform is an architectural approach that protects the entire digital attack surface, including network core, endpoints, applications, data centers and private and public cloud. Together with our network of Fabric-Ready Partners, the Fortinet Security Fabric platform enables disparate security devices to work together as an integrated, automated and collaborative solution.

•
Cloud Security—We help customers connect securely to and across their cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our Cloud Security solutions, including our Client Access Security Broker Solution, FortiCASB, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in cloud environments that they receive on their physical networks. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and IBM Cloud.

•
Internet of Things and Operational Technology—The proliferation of Internet of Things (“IoT”) and Operational Technology (“OT”) devices has generated new opportunities for us to grow our business. IoT and OT have created an environment where data move freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making the data difficult to consistently track and secure.

During our year ended December 31, 2018, we generated total revenue of $1.80 billion and net income of $332.2 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2018 and 2017 and our consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2018, 2017 and 2016.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

Our proprietary Security Processing Unit (“SPU”) hardware architecture, FortiOS operating system and associated security and networking functions are combined to form the Fortinet Security Fabric platform. This approach to security ties together discrete security solutions into an integrated whole, which enables our products to perform security processing for networks with high throughput requirements across a broad threat landscape.

SPU

Our proprietary SPUs are Application-Specific Integrated Circuits (“ASICs”) that are divided into three main types: (i) the Content Processor (“SPU CP”), (ii) the Network Processor (“SPU NP”) and (iii) the System-on-a-Chip (“SPU SOC”). Our SPUs are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, network address translation, Intrusion Prevention Systems (“IPS”) threat detection and encryption. This architecture provides the ability to implement accelerated processing of new threat detection. Entry-level FortiGate products often use the SPU SOC2 or SPU SOC3 to provide the necessary acceleration at this level. Mid-range FortiGate products use a central processing unit (“CPU”) and include the SPU NP and SPU CP hardware acceleration. The high-end FortiGate products use multiple CPUs, SPU CPs and SPU NPs.

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate appliances, whether physical, virtual, private or public cloud based, and is at the heart of the Fortinet Security Fabric platform. The security and networking capabilities of the Fortinet Security Fabric platform are controlled through FortiOS. The core kernel functions to the security processing feature sets work together to provide a highly integrated solution. FortiOS provides (i) multiple layers of security, including a hardened kernel layer providing protection for the FortiGate system, (ii) a network security layer, providing security for end-customers’ network infrastructures and (iii) application content protection, providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and SPUs and provides system management functions such as command line, graphical user interfaces, multiple network and security topology views.

Key high-level functions and capabilities of FortiOS include:

•	key enablement for the Fortinet Security Fabric architecture;

•	option for FortiGate appliances to be configured into different security environments, such as our Internal Network Firewall, Next-Generation Firewall and Data Center Firewall;

•	configuration of the physical aspects of the appliance, such as ports, onboard Wi-Fi and switching;

•	extension of the Fortinet Security Fabric platform through direct management of FortiSwitch and FortiAP devices;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	implementation of security updates from our FortiGuard distribution network, delivering Advanced Threat Protection (“ATP”), such as IPS, antivirus and application control;

•	access to cloud-based web and email filtering databases;

•	direct integration with both cloud and on-premises FortiSandbox technology;

•	security policy objects and enforcement;

•	data leak prevention and document finger printing; and

•	real-time reporting and logging.

FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as network address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, which can provide support for multiple customers on a single device or FortiOS instance. FortiOS also provides capabilities for the logging of traffic for forensic analysis purposes, which are particularly important for regulatory compliance initiatives such as payment card industry data security standards. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching. These features enable administrators to set the appropriate configurations and policies that meet their infrastructure needs. We make updates to FortiOS available through our FortiCare support services.

Products

Our core product offerings consist of our FortiGate product family and our non-FortiGate products, all of which may be purchased to complement commercial and enterprise deployments. Our FortiGate hardware and software licenses are sold with a set of broad security services. These security services are enabled by FortiGuard, which provides extensive threat research and artificial intelligence capabilities from a global cloud network to deliver protection services to each FortiGate appliance. Our non-FortiGate products include the Fortinet Security Fabric (such as FortiAP, FortiAnalyzer, FortiSwitch and FortiManager), certain cloud security products (such as virtual machines and cloud services) and other products.

FortiGate

FortiGate offers a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. FortiGate is available as a hardware appliance or as a virtual appliance. All FortiGate appliances run on FortiOS. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides a central management architecture for FortiGate appliances and the Fortinet Security Fabric platform.

By combining multiple network security functions in our purpose-built security platform, FortiGate appliances provide broad, high-quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 30 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

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

We also incorporate additional technologies within FortiGate appliances that differentiate our solutions, including data leakage protection, traffic optimization, secure socket layer inspection, threat vulnerability management and wireless controller technology. In addition to these in-built features, we offer a full range of wireless access points and controllers, complementing FortiGate appliances with the flexibility of wireless local area network access.

Fortinet Security Fabric

As part of the Fortinet Security Fabric platform, we offer products that provide network security, end point security, cloud security, web-based application security, identity and access management, sandbox protection and email security. The integration of devices using open standards, common operating systems, and unified management platforms enables the sharing and correlation of real-time threat intelligence. The following products are key elements of the Fortinet Security Fabric platform:

•
FortiAP—Our FortiAP product family provides secure wireless networking solutions. FortiAPs allow a variety of management options including from the cloud and directly from our FortiGate Next Generation Firewall product. FortiAPs create a scalable and secure access layer for connecting wireless devices such as computers, laptops, cell phones and tablets, as well as IoT devices.

•
FortiSwitch—Our FortiSwitch product family provides secure switching solutions that can be deployed in traditional network switching designs with Layer 2 or Layer 3 access control features. FortiSwitch creates a scalable and secure access layer for customers to connect their end devices, such as computers and laptops, as well as to expand the field of IoT devices.

•
FortiAnalyzer—Our FortiAnalyzer family of products provides centralized network logging, analyzing and reporting solutions that securely aggregate content and log data from our FortiGate devices, other Fortinet products and third-party devices to enable network logging, analysis and reporting.

•
FortiManager—Our FortiManager family of products provides a central and scalable management solution for our FortiGate products, including software updates, configuration, policy settings and security updates. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

•
FortiSandbox—Our FortiSandbox technology delivers proactive detection and mitigation with the ability to generate a directly actionable protection capability. Available in both hardware and cloud-based form, the FortiSandbox subjects suspicious code to a set of multi-layer protection techniques, culminating in execution within an operating system, allowing real-time behavioral analysis to be performed in a secure environment. When malicious code is identified, a signature can be generated locally for distribution across the Fortinet Security Fabric.

•
FortiSIEM—Our FortiSIEM family of software solutions provides a cloud-ready security information and event management (“SIEM”) solution. FortiSIEM unifies analytics that are traditionally monitored discretely, parses the information and then processes it in an event-based analytics engine for handling real-time searches, rules, dashboards and ad-hoc queries. This unification of diverse sources of data enables organizations to create comprehensive dashboards and reports to identify root causes of threats, and take the steps necessary to remediate and prevent them in the future.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard security subscription services are designed to allow us to quickly deliver new threat detection and prevention capabilities to end-customers worldwide as new threats evolve. Our FortiGuard Labs global threat research team identifies emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. FortiGuard functionality varies depending on which FortiGate and non-FortiGate products the end-customer is using, but will typically include one or more of the following functions: application control, antivirus, intrusion prevention, web filtering, anti-spam, VPN functions, email image analysis, vulnerability management, database functions, web functions, advanced threat protection and domain and IP reputation services.

End-customers purchase FortiGuard security subscription services in advance, typically with terms of one or more years. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare services portfolio includes technical support and extended product warranty. For our standard technical support, our channel partners may provide first-level support to the end-customer. We also provide first-level support to our end-customers, as well as second- and third-level support as appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week, through worldwide regional technical support centers. In addition to our technical support services, we offer a range of advanced services, including premium support and professional services.

Service Bundles

We also sell FortiGuard and FortiCare services as bundles, consolidating security services into packages that would be typical for certain types of end-customer.

•
Threat Protection—Our Threat Protection bundle includes application control, antivirus, IP reputation and anti-botnet security, mobile security, data sanitation, sandbox, intrusion prevention and virus outbreak protection, along with FortiCare security services.

•
Unified Threat Management (“UTM”)—Our UTM bundle includes antispam, antivirus, data sanitation, sandbox, application control, intrusion prevention, virus outbreak protection and web filtering, along with FortiCare security services.

•
Enterprise Protection—Our Enterprise Protection bundle includes application control, intrusion prevention, web filtering, sandbox, antivirus, mobile security, IP reputation and anti-botnet security, antispam, CASB, industrial control systems, security rating, virus outbreak protection and data sanitation, along with FortiCare security services.

Professional Services

We offer professional services to end-customers including Technical Account Managers (“TAMs”), Resident Engineers (“REs”) and professional service consultants for implementations.

TAMs and REs are dedicated support engineers available to help identify and eliminate issues before problems arise. Each TAM and RE acts as a single point of contact and customer advocate within Fortinet, offering a deep understanding of our customers’ businesses and security requirements.

Our professional services consultants help in the design of product deployments and work closely with end-customers to implement our products according to design, utilizing network analysis tools, traffic simulation software and scripts.

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program, Network Security Expert, to help ensure an understanding of our products and services.

Customers

We typically sell our security solutions to channel partners, who in turn sell to end-customers. At times, we also sell directly to end-customers. Our end-customers include small and medium-sized businesses, large enterprises and government organizations across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric products, depending on our end-customer’s size and security requirements. Customers may also access our products via the cloud through certain cloud providers such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and IBM Cloud. Typically, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services.

For information regarding our geographic revenue based on the billing address of our distributors and direct customers, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. During 2018, Exclusive Networks Group (“Exclusive”) and Ingram Micro Inc. (“Ingram Micro”) accounted for 30% and 10% of total revenue, respectively. During 2017 and 2016, Exclusive accounted for 25% and 20% of total revenue, respectively.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers and managed security service providers (“MSSPs”), who, in turn, sell to our end-customers. We work with many technology distributors, including Exclusive, Ingram Micro Inc., Arrow Electronics, Inc., Synnex Corporation and Tech Data Corporation.

We support our channel partners with a dedicated team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, and pre-sales and operational sales support. Additionally, our sales teams help drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to address their unique security and deployment requirements. To support our broadly dispersed global channel and end-customer base, we have sales professionals in over 70 countries around the world.

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, packaging support and subscription services into service bundles, channel marketing, event marketing, digital marketing, communications, analyst relations, public relations and sales enablement. We focus our resources on campaigns, programs and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2018, we continued to invest in sales and marketing, particularly in the enterprise market where enterprise customers tend to have a higher lifetime value. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc., IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”) and a number of other manufacturers. The majority of our hardware is manufactured in Taiwan, with some products manufactured in the United States or China. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California, or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are the key to the performance of our appliances, are built by contract manufacturers including Faraday Technology Corporation (“Faraday”), Kawasaki Microelectronics America, Inc. and Renesas Electronics Corporation (“Renesas”). These contract manufacturers use foundries operated by either United Microelectronics Corporation (“UMC”) or Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), or their own foundry, such as Renesas’ fab.

The components included in our products are sourced from various suppliers by us or, more frequently, by our contract manufacturers. Some of the components important to our business, including certain CPUs from Intel Corporation (“Intel”); network chips from Broadcom Inc. (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and memory devices from Intel, ADATA Technology Co., Ltd. (“ADATA”), OCZ Technology Group, Inc. (“OCZ”), Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from limited or sole sources of supply.

We have no long-term contracts related to the manufacturing of our ASICs or other components that guarantee any capacity or pricing terms.

Research and Development

We focus our research and development efforts on developing new hardware and software products and services, and adding new features to existing products and services. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including identification of market demand for new products, product selection, timely implementation of product design and development, product performance, costs of development, bills of materials, effective manufacturing and assembly processes and sales and marketing.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. As of December 31, 2018, we had 596 U.S. and foreign-issued patents and 199 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our rights in our technology, unauthorized parties may attempt to copy aspects of our products or obtain and use information and technology that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Third parties have asserted, are currently asserting and may in the future assert patent, copyright, trademark or other intellectual property rights against us, our channel partners or our end-customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. In certain instances, we indemnify our end-customers, distributors and resellers against claims that our products infringe the intellectual property of third parties.

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

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include the following:

•product performance, throughput, features, effectiveness, interoperability and reliability;
•addition and integration of new networking and security features and technological expertise;
•compliance with industry standards and certifications;
•price of products and services and total cost of ownership;
•brand recognition;
•customer service and support across varied and complex customer segments;
•sales and distribution capabilities;
•size and financial stability; and
•breadth of product line.

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc. (“FireEye”), Forcepoint LLC (“Forcepoint”), Imperva, Inc. (“Imperva”), Juniper Networks, Inc. (“Juniper”), McAfee, LLC (“McAfee”), Palo Alto Networks, Inc. (“Palo Alto Networks”), Proofpoint, Inc. (“Proofpoint”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”) and Trend Micro Incorporated (“Trend Micro”).

We believe we compete favorably based on our products’ performance, throughput, reliability, breadth and ability to work together; our ability to add and integrate new networking and security features and our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionalities to our products.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, are better marketed, or achieve greater market acceptance than our products. Additionally, our larger competitors often have broader product lines and are better positioned to withstand a significant reduction in capital spending by end-customers, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Employees

As of December 31, 2018, our total headcount was 5,845 employees and contractors. None of our U.S. employees are represented by a labor union; however, our employees in certain European countries have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our web site is located at https://www.fortinet.com, and our investor relations web site is located at https://investor.fortinet.com. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Act, are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases, as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file.

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

•	inventory management;

•	the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product refresh cycles;

•
the effectiveness of our sales organization, generally or in a particular geographic region, the time it takes to hire sales personnel and the timing of hiring, and our ability to retain, sales personnel;

•
sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses and service providers, and to selling our broad security product and services portfolio;

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

•	compliance with existing laws and regulations that are applicable to our ability to conduct business with the public sector;

•	litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•	the impact of cloud-based platforms on our billings, revenues, operating margins and free cash flow;

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles;

•	our ability to both increase revenues and manage and control operating expenses in order to improve our operating margins;

•	changes in customer renewal rates or attached rates for our services;

•	changes in the payment terms of services contracts or the contractual term of services contracts sold;

•	changes in our estimated annual effective tax rates;

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

•	political, economic and social instability, including geo-political instability and uncertainty, such as the impact of the United Kingdom’s exit from the European Union;

•	general economic conditions, both in domestic and foreign markets;

•
future accounting pronouncements or changes in our accounting policies, such as changes in accounting for leases and stock-based compensation, as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions could have adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings, revenue, operating margin and free cash flow growth may slow or may not continue.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fabric products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to three years, and, to a lesser extent, five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•	our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•	political unrest, changes and uncertainty associated with terrorism, hostilities, war or natural disasters;

•	changes in foreign currency exchange rates;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	changes in tax, tariff, employment and other laws.

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

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

If we are not successful in continuing to execute our strategy to increase our sales to large and medium-sized end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized businesses, our sales volume varies by quarter and there is risk as to our level of success selling to these target customers. Such sales involve unique sales skillsets, processes and structures, are often more complex and feature a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers and MSSPs, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

Large and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, product transitions, customer requirements or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially for qualified employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries.

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

The sales prices of our products and services may decrease, which may reduce our gross profits and operating margin, and which may adversely impact our financial results and the trading price of our common stock.

The sales prices for our products and services may decline for a variety of reasons or our product mix may change, resulting in lower growth and margins based on a number of factors, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays which could have an effect on our financial results. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results will be harmed.

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is from sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, we are unable to keep them motivated to sell our products, or our channel partners shift focus to other vendors and/or our competitors, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

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

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive, which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. Exclusive accounted for 38% and 35% of our total net accounts receivable as of December 31, 2018 and December 31, 2017. During 2016, 2017 and 2018, Exclusive accounted for 20% and 25% and 30% of our total revenue, respectively.

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

We rely heavily on information technology to help manage critical functions such as order configuration, pricing and quoting, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Combined with the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access, security and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting.

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

We have expanded our office real estate holdings to meet our projected growing need for office space. We purchased office buildings in Ottawa and Burnaby, Canada in 2017, and we have started construction on a second building adjacent to our Sunnyvale headquarters as we expand our campus in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, in connection with adopting and implementing the new revenue accounting standard, management will continue to make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, valuation of inventory, accounting for business combination, contingent liabilities and accounting for income taxes. For example, a change in our sales compensation plan may materially impact our accounting for deferred contract costs, which would impact our commission expense and therefore our future operating results.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

For example, with respect to data privacy and protection, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018 and superseded current EU data protection regulations, imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU. Non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results, as could delays or shortcomings in the implementation of our GDPR compliance program.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and will become effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Global economic uncertainty and weakening product demand caused by political instability and conflict could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict has resulted, and may continue to result, in weakened demand for our products and services and difficulty for us in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including government shutdowns in the United States, continued uncertainty surrounding the United Kingdom’s departure from the EU and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns, instability in the United Kingdom and the EU as the terms of Brexit remain under negotiation and the prolonging of the United States’ trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

Our business benefits directly and indirectly from free trade agreements, and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. Efforts to withdraw from or materially modify international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken.

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

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury, cadmium and certain plastic additives in the manufacture of electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible this exemption will be revoked in the future. Additionally, although the EU RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•	public sector budgetary cycles;

•	funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products;

•	geopolitical matters, including tariff and trade disputes, Brexit and government shutdowns; and

•	rules and regulations applicable to certain government sales, including GSA regulations.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal network system or data. Although we have not yet experienced significant damages from unauthorized access by a third party of our internal network or website, an actual or perceived breach of network security occurs in our internal systems or website could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control. These include:

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	transfer pricing adjustments;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense;

•	tax costs related to intercompany realignments;

•
tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our provision for income taxes for the period in which the settlement takes place; and

•	changes in accounting principles, court decisions, tax rulings, and interpretations of or changes to tax laws, and regulations by international, federal or local governmental authorities.

We have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Israel, India and Italy. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. In December 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance. We expect further guidance may be forthcoming from the Financial Accounting Standards Board (“FASB”) and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

The Ninth Circuit Court of Appeals is expected to issue a decision in Altera Corp. v. Commissioner regarding the treatment of stock-based compensation expense in a cost sharing arrangement, which could have a material effect on our tax obligations and effective tax rate for the quarter in which the decision is issued.

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, tax authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 36 countries, including the United States, has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For example, we closed our acquisitions of Bradford Networks, Inc. (“Bradford”) and ZoneFox Limited (“ZoneFox”) in the second quarter of 2018 and the fourth quarter of 2018, respectively. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

We spend substantial amounts of time and money to acquire and develop internally new products and enhanced versions of our existing products in order to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new products or enhancements to the market;

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	failure to have the appropriate research and development expertise and focus to make our top strategic fabric products successful;

•	failure of our sales force and partners to focus on selling new products;

•	inability to interoperate effectively with the networks or applications of our prospective end-customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	actual or perceived defects, vulnerabilities, errors or failures;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing products by our competitors;

•	poor business conditions for our end-customers, causing them to delay IT purchases;

•	changes to the regulatory requirements around security; and

•	reluctance of customers to purchase products incorporating open source software.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. Our competitors include companies such as Check Point, Cisco, F5 Networks, FireEye, Forcepoint, Imperva, Juniper, McAfee, Palo Alto Networks, Proofpoint, SonicWALL, Sophos and Trend Micro.

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

Many of our products include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek new licenses for existing or new products. Licensors may claim we owe them additional license fees for past and future use of their software and other intellectual property or that we cannot utilize such software or intellectual property in our products going forward. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms or for reasonable pricing, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may result in significant license fees and have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our products from those of our competitors.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2018, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2019 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. The law would impose financial penalties for failure to comply. Though we are currently in compliance with the requirements of the law for 2019, we may incur costs associated with complying with the law in future years, including costs associated with expanding our board of directors or identifying qualified candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we are unable to do so.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition, equity investment valuation (which became effective for us beginning on January 1, 2018) and accounting for leases (which became effective for us on January 1, 2019), as well as the significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.
We have adopted the new revenue recognition standard as of January 1, 2018. Refer to Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the new standard and its impact on us.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2018, the closing price of our common stock ranged from $43.83 to $92.29 per share.

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

In 2018, our board of directors approved the increase in the aggregate authorized repurchase amount under the Repurchase Program by $500.0 million, bringing the total authorization to $1.5 billion. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, despite analyses we perform in connection with repurchases under the Repurchase Program to determine the appropriate prices for repurchases of our stock, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of a substantial majority of all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 162,000 square feet of office and building space on ten acres of land. Along with our corporate headquarters, as of December 31, 2018, we also owned approximately 202,000 square feet in Union City, California used as a distribution and office facility; approximately 167,000 square feet of buildings adjacent to our corporate headquarters intended to support growth in our business operations and provide space for construction of a second building; approximately 342,000 square feet of office and building space in Burnaby and Ottawa, Canada used for operations, support and research and development work; and 40,000 square feet of office space in Valbonne, France predominantly used as a sales and support office.

We maintain additional offices throughout the United States and various international locations, including India, France, China, the United Kingdom, Japan, Singapore, Germany and Mexico. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

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

As previously disclosed, in October 2016, we received a letter from the United States Attorney's Office for the Northern District of California requesting information on events from over two years ago related to our compliance with the Trade Agreements Act. We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter. We are currently in settlement discussions with the United States Attorney’s Office.

ITEM 4.     Mine Safety Disclosure

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FTNT.”

Holders of Record

As of February 22, 2019, there were 48 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

The following graph compares the cumulative five-year total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the NASDAQ Computer Index assume reinvestment of dividends. We have never declared or paid cash dividends on our capital stock, nor do we anticipate paying any such cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., The S&P 500 Index and
The NASDAQ Computer Index

	December 2013 *	December 2014	December 2015	December 2016	December 2017	December 2018
Fortinet, Inc.	$100	$160	$163	$157	$228	$368
S&P 500 Index	$100	$111	$111	$121	$145	$136
NASDAQ Computer	$100	$120	$127	$143	$198	$191

________________
* Assumes that $100 was invested on December 31, 2013 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In 2016 and 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $700.0 million, respectively, bringing the total amount authorized to $1.0 billion. In July 2018, our board of directors approved a $500.0 million increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to December 31, 2019, bringing the aggregate amount authorized to be repurchased to $1.5 billion of our outstanding common stock through December 31, 2019. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2018 (in millions, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2018	—	$—	—	$825.8
November 1 - November 30, 2018	559,792	$71.29	559,792	$785.9
December 1 - December 31, 2018	741,623	$70.26	741,623	$733.8
Total	1,301,415		1,301,415

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Total revenue	$1,801.2	$1,494.9	$1,275.4	$1,009.3	$770.4
Total gross profit	$1,350.8	$1,109.6	$937.6	$722.5	$539.4
Operating income	$231.0	$109.8	$42.9	$14.9	$59.3
Net income	$332.2	$31.4	$32.2	$8.0	$25.3
Net income per share:
Basic	$1.96	$0.18	$0.19	$0.05	$0.15
Diluted	$1.91	$0.18	$0.18	$0.05	$0.15
Weighted-average shares outstanding:
Basic	169.1	174.3	172.6	170.4	163.8
Diluted	174.2	178.1	176.3	176.1	169.3

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,716.6	$1,349.3	$1,310.5	$1,164.3	$991.7
Total assets	$3,078.0	$2,257.9	$2,139.9	$1,790.5	$1,424.8
Total stockholders’ equity	$1,010.2	$589.4	$837.7	$755.4	$676.0

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic and geopolitical factors on our sales;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	the effects of government regulation, tariffs and other related policies;

•	drivers of long-term growth and operating leverage, such as increased sales productivity, functionality and value in our standalone and bundled subscription service offerings;

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

•	risks and expectations related to acquisitions or sales of assets, including integration issues related to product plans and products, including the acquired technology;

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective domestic and global tax rates;

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

•	our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption and impact of new accounting standards, including those related to accounting for leases.

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of businesses, such as enterprises, communication service providers and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Security Fabric platform, which features automated protection, detection and responses.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, SD-WAN, SSL data leak prevention, VPN, switch and wireless controller and WAN acceleration. Our network security appliances include our FortiOS operating system, which provides the foundation for FortiGate security functions, and FortiASIC integrated circuit, which is designed to accelerate the processing of security and networking functions. Our customers may also purchase FortiGuard subscription services to receive threat intelligence updates. We provide standard technical support across all of our products through our FortiCare support services. We also offer services to end-customers including TAMs, REs and professional service consultants for implementations, as well as training services to our end-customers and channel partners.

•
Fortinet Security Fabric—The Fortinet Security Fabric platform is an architectural approach that protects the entire digital attack surface, including network core, endpoints, applications, data centers and private and public cloud. Together with our network of Fabric-Ready Partners, the Fortinet Security Fabric platform enables disparate security devices to work together as an integrated, automated and collaborative solution.

•
Cloud Security—We help customers connect securely to and across their cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our Cloud Security solutions, including our Client Access Security Broker Solution, FortiCASB, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in cloud environments that they receive on their physical networks. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and IBM Cloud.

•
Internet of Things and Operational Technology—The proliferation of IoT and OT devices has generated new opportunities for us to grow our business. IoT and OT have created an environment where data move freely between devices across locations, network environments, remote offices, mobile workers and public cloud environments, making the data difficult to consistently track and secure.

Financial Highlights

•
We recorded total revenue of $1.80 billion in 2018, an increase of 20% compared to $1.49 billion in 2017. Product revenue was $674.4 million in 2018, an increase of 17% compared to $577.2 million in 2017. Service revenue was $1.13 billion in 2018, an increase of 23% compared to $917.7 million in 2017.

•	We generated operating income of $231.0 million in 2018, an increase of 110% compared to $109.8 million in 2017.

•	Cash, cash equivalents and investments were $1.72 billion as of December 31, 2018, an increase of $367.3 million, or 27%, from December 31, 2017.

•	Deferred revenue was $1.69 billion as of December 31, 2018, an increase of $350.5 million, or 26%, from December 31, 2017.

•	We generated cash flows from operating activities of $638.9 million in 2018, an increase of $44.5 million, or 7%, compared to 2017.

•
In 2018, we repurchased 3.8 million shares of common stock under the Repurchase Program for an aggregate purchase price of $209.1 million. In 2017, we repurchased 11.2 million shares of common stock for a total purchase price of $446.3 million.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 17% in 2018. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products and services, also grew significantly. Service revenue growth of 23% in 2018 was driven by the strength of our FortiCare technical support and other service revenue, which combined grew 26%, and FortiGuard security subscription revenue, which grew 20%.

The percentage of our FortiGate-related billings from entry-level products increased from 31% in 2017 to 33% in 2018, the percentage of our FortiGate-related billings from mid-range products increased from 30% in 2017 to 32% in 2018 and the percentage of our FortiGate-related billings from high-end products decreased from 39% in 2017 to 35% in 2018. We continue to see our enterprise customers purchasing a fairly balanced mix of products across these product groups.

In 2018, operating expenses as a percentage of revenue decreased by 5 percentage points compared to 2017. The decrease in operating expenses was primarily driven by a decrease of 4 percentage points in sales and marketing expenses as a percentage of revenue, benefiting from the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) for deferred contract costs, which reduced our commissions expense in absolute dollars and as a percentage of total revenue. In addition, general and administrative expenses as a percentage of revenue decreased by 1 percentage point while research and development expenses as a percentage of revenue remained consistent. Our sales and marketing expenses included a benefit of $45.5 million in 2018 from the adoption of Topic 606 related to deferred contract costs. Under Topic 606, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of Topic 606, we expensed the commissions related to these service contracts upfront. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 46% in 2018 compared to 47% in 2017. Refer to Note 1 to our consolidated financial statements for more information. Headcount increased by 15% to 5,845 employees and contractors as of December 31, 2018, up from 5,066 as of December 31, 2017.

Business Model

Our sales strategy is based on a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who in turn sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across major cloud providers, and have recognized on-demand revenue from Amazon Web Services and Microsoft Azure and from customers who deploy our products at a cloud services provider in a bring-your-own-license (“BYOL”) such as from Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and IBM Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud. While the revenue from such sales is still relatively insignificant, it has increased significantly in recent periods on a percentage basis.

Typically, our customers purchase our hardware products and software licenses, as well as our FortiGuard security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is payable within 30 to 45 days. We also invoice certain services on a monthly basis.

Our SPU hardware architecture is an important part of our approach to network security. The SPU includes three lines of proprietary ASICs: SPU CP, SPU NP and SPU SOC. The ASICs are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption. As such, ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “—Components of Operating Results,” and we discuss net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table.

	Year Ended or As of December 31,
	2018	2017	2016
	(in millions)
Revenue	$1,801.2	$1,494.9	$1,275.4
Deferred revenue	$1,686.8	$1,336.3	$1,035.3
Billings (non-GAAP)	$2,153.3	$1,795.9	$1,515.1
Net cash provided by operating activities	$638.9	$594.4	$345.7
Free cash flow (non-GAAP)	$585.9	$459.1	$278.5

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of revenue and of free cash flow to be recognized in future periods. Deferred revenue was $1.69 billion as of December 31, 2018, an increase of $350.5 million, or 26%, from December 31, 2017.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of Topic 606 less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $2.15 billion for 2018, an increase of 20% compared to $1.80 billion in 2017.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Billings:
Revenue	$1,801.2	$1,494.9	$1,275.4
Add: Change in deferred revenue	350.5	301.0	244.1
Add: Deferred revenue adjustment due to adoption of Topic 606	4.1	—	—
Less: Deferred revenue balance acquired in business combinations	(2.5)	—	(4.4)
Total billings (non-GAAP)	$2,153.3	$1,795.9	$1,515.1

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash, cash equivalents and investments balance for the period because it excludes cash provided by or used in other investing and financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$638.9	$594.4	$345.7
Less: Purchases of property and equipment	(53.0)	(135.3)	(67.2)
Free cash flow (non-GAAP)	$585.9	$459.1	$278.5
Net cash used in investing activities	$(134.9)	$(76.8)	$(74.1)
Net cash used in financing activities	$(202.6)	$(415.6)	$(105.9)

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. We also recognize revenue from cloud business relationships and from providing professional services and training.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is primarily generated from sales of our appliances. The majority of our product revenue has been generated by our FortiGate product line, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of FortiGate software licenses and other software. As a percentage of total revenue, we expect that our product revenue may vary from quarter-to-quarter based on certain factors, as discussed below under “—Quarterly Results of Operations,” and we expect the trend to continue in 2019.

•
Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and from FortiCare technical support services. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years and, to a lesser extent, five years. We also generate a small portion of our revenue from professional services and training services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. The majority of the cost of product revenue consists of third-party contract manufacturers' costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs, and amortization of intangible assets, if applicable. Personnel costs include direct compensation and benefits.

•
Cost of service revenue. Cost of service revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation. Cost of service revenue also includes third-party repair and contract fulfillment, data center and cloud hosting, supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between products, software licenses and services and any excess inventory write-offs. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to product gross margins. During 2018, service gross margin benefited from renewals and continued sales of hardware bundled with services and subscriptions, growing faster than related expenses. Product gross margin was negatively impacted by new product introductions. As a result, the service margin expansion was partially offset by a decline in product gross margin in 2018. Overall gross margin in 2019 will be impacted by service and product revenue mix, but we expect it to be comparable to overall gross margin in 2018.

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

•
Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred. Our research and development teams are primarily located in Canada and the United States.

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include promotional lead generation and other marketing expenses, travel, depreciation of property and equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture market share in the enterprise market.

•
General and administrative. General and administrative expense consists of personnel costs, as well as professional fees, depreciation of property and equipment and software and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, accounting, tax, information technology and other consulting costs.

Interest income. Interest income consists of income earned on our cash, cash equivalents and investments. We have historically invested our cash in corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities.

Other income (expense)—net. Other income (expense)—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, as well as the gain on the sale of an investment in a privately held company.

Provision for (benefit from) income taxes. We are subject to income taxes in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in a local country, which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., federal research and development tax credit, withholding taxes, excess tax benefits related to stock-based compensation expense and the tax impacts of the 2017 Tax Act.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. In December 2017, the SEC staff issued SAB 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected an additional $32.6 million increase related to transition tax in the 2018 income tax expense. We expect further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act. Our selection of an accounting policy for 2018 with respect to the Global Intangible Low-Taxed Income (“GILTI”) tax rules was to treat GILTI tax as a current period expense under the period cost method.

Our effective tax rate approximates the federal corporate income tax rate and also includes the impact of state taxes, excess tax benefits related to stock-based compensation expense, federal research and development tax credit, foreign withholding tax, nondeductible stock-based compensation expense, foreign income subject to lower tax rates than income earned in the United States, book-to-tax basis differences and the tax impacts of the 2017 Tax Act.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under ASC Topic 605 (“Topic 605”), Revenue Recognition.

Beginning in 2018, revenues are recognized when control of goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Prior to 2018, revenue was recognized under Topic 605 when all of the following criteria were met: (i) persuasive evidence of an arrangement existed, (ii) delivery has occurred or services have been rendered, (iii) sales price was fixed or determinable and (iv) collectability was reasonably assured.

Under Topic 606, we determine revenue recognition through the following steps:

•	identification of a contract or contracts with a customer;

•	identification of the performance obligations in a contract, including evaluation of performance obligations as to being distinct goods or services in a contract;

•	determination of a transaction price;

•	allocation of a transaction price to the performance obligations in a contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluated the criteria to be distinct under Topic 606 and concluded that the hardware and software licenses were distinct and distinct in the context of a contract from the security subscription and technical support services, as a customer can benefit from the hardware and software licenses without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. We determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. We determine standalone selling price for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract that fall within a reasonably range as a percentage of list price.

Under the previous standard, Topic 605, revenue from contracts that contain products and services is allocated to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it existed, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price existed for a deliverable, we used our best estimate of selling price for that deliverable. For multiple-element arrangements where software deliverables were included, revenue was allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in an arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables was then allocated to each software deliverable using the residual method when VSOE of fair value existed. If evidence of VSOE of fair value of one or more undelivered elements did not exist, all software allocated revenue was deferred and recognized when delivery of those elements occurred or when fair value was established. When the undelivered element for which we did not have VSOE of fair value was support, revenue for the entire arrangement was recognized ratably over the support period. The same residual method and VSOE of fair value principles applied for our multiple element arrangements that contained only software elements.

Deferred Contract Costs and Commission Expense

Beginning in 2018, we recognized commission expense based on Topic 606's guidance for contract costs. Under this new guidance, we recognize sales commissions related to product sales upfront while sales commissions for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Costs for initial contracts that are not commensurate with renewal commissions are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. Significant estimates, assumptions, and judgments in accounting for deferred contract costs include, but are not limited to, identification of contract costs, anticipated billings and the expected period of benefit.

Valuation of Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record additional inventory write-downs which would be charged to cost of product revenue. Any write-downs could have an adverse impact on our gross margins and profitability.

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. We often continue to gather additional information throughout the measurement period, and if we make changes to the amounts recorded, such changes are recorded in the period in which they are identified.

Contingent Liabilities

From time to time, we are involved in disputes, litigation and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. We review significant new claims and litigation for the probability of an adverse outcome. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

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

We recognize tax benefits from an uncertain tax position only if it is more likely than not, based on the technical merits of the position that the tax position will be sustained on examination by the tax authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Effective January 1, 2018, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time transition tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. We expect further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. Our selection of an accounting policy for 2018 with respect to the GILTI tax rules was to treat GILTI tax as a current period expense under the period cost method.

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of income become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the valuation allowance on deferred tax assets would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$674.4	$577.2	$548.1
Service	1,126.8	917.7	727.3
Total revenue	1,801.2	1,494.9	1,275.4
Cost of revenue:
Product	291.0	243.8	209.0
Service	159.4	141.5	128.8
Total cost of revenue	450.4	385.3	337.8
Gross profit:
Product	383.4	333.4	339.1
Service	967.4	776.2	598.5
Total gross profit	1,350.8	1,109.6	937.6
Operating expenses:
Research and development	244.5	210.6	183.1
Sales and marketing	782.3	701.0	626.5
General and administrative	93.0	87.9	81.1
Restructuring charges	—	0.3	4.0
Total operating expenses	1,119.8	999.8	894.7
Operating income	231.0	109.8	42.9
Interest income	26.5	13.5	7.3
Other income (expense)—net	(6.6)	0.7	(7.1)
Income before income taxes	250.9	124.0	43.1
Provision for (benefit from) income taxes	(81.3)	92.6	10.9
Net income	$332.2	$31.4	$32.2

	Year Ended December 31,
	2018	2017	2016
	(as percentage of revenue)
Revenue:
Product	37%	39%	43%
Service	63	61	57
Total revenue	100	100	100
Cost of revenue:
Product	16	16	16
Service	9	9	10
Total cost of revenue	25	26	26
Gross margin:
Product	57	58	62
Service	86	85	82
Total gross margin	75	74	74
Operating expenses:
Research and development	14	14	14
Sales and marketing	43	47	49
General and administrative	5	6	6
Restructuring charges	—	—	0.3
Total operating expenses	62	67	70
Operating margin	13	7	3
Interest income	1	1	1
Other income (expense)—net	—	—	(1)
Income before income taxes	14	8	3
Provision for (benefit from) income taxes	(5)	6	1
Net income	18%	2%	3%

2018 and 2017

Revenue

	Year Ended December 31,
	2018 (1)		2017
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$674.4	37%	$577.2	39%	$97.2	17%
Service	1,126.8	63	917.7	61	209.1	23
Total revenue	$1,801.2	100%	$1,494.9	100%	$306.3	20%
Revenue by geography:
Americas	$762.9	42%	$642.3	43%	$120.6	19%
Europe, Middle East and Africa (“EMEA”)	678.0	38	554.6	37	123.4	22
Asia Pacific (“APAC”)	360.3	20	298.0	20	62.3	21
Total revenue	$1,801.2	100%	$1,494.9	100%	$306.3	20%

(1) Revenue during 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
	(in millions)
Revenue:
Product	$674.4	$654.9	$19.5
Service	1,126.8	1,126.9	(0.1)
Total revenue	$1,801.2	$1,781.8	$19.4
Revenue by geography:
Americas	$762.9	$746.2	$16.7
EMEA	678.0	674.9	3.1
APAC	360.3	360.7	(0.4)
Total revenue	$1,801.2	$1,781.8	$19.4

Total revenue increased by $306.3 million, or 20%, in 2018 compared to 2017. We continued to experience global diversification of revenue in 2018. Revenue from all our regions grew, with EMEA contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $97.2 million, or 17%, in 2018 compared to 2017. Product revenue benefited from the adoption of Topic 606, primarily related to the change in accounting treatment under Topic 606 for some of our software products where revenue from these arrangements can now be recognized upfront instead of ratably over the contracted service term, and partially offset by the lost opportunity to recognize revenue that had been deferred and was written off to equity on the date of adoption. In addition, FortiGate unit shipments increased in 2018 compared to 2017 while sales of non-FortiGate products, such as the Fortinet Security Fabric hardware and software products, also grew significantly. Fortinet Security Fabric products were the fastest growing products compared to the remainder of our business. Service revenue increased by $209.1 million, or 23%, in 2018 compared to 2017. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support and other contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,
	2018 (1)	2017	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$291.0	$243.8	$47.2	19%
Service	159.4	141.5	17.9	13
Total cost of revenue	$450.4	$385.3	$65.1	17%
Gross margin (%):
Product	56.9%	57.8%
Service	85.9	84.6
Total gross margin	75.0%	74.2%

(1) Cost of revenue and gross margin during 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
	(in millions, except percentages)
Cost of revenue:
Product	$291.0	$289.6	$1.4
Service	159.4	159.4	—
Total cost of revenue	$450.4	$449.0	$1.4
Gross margin (%):
Product	56.9%	55.8%
Service	85.9	85.9
Total gross margin	75.0%	74.8%

Total gross margin increased by 0.8 percentage points in 2018 compared to 2017, driven by higher margin on higher service revenue. Service gross margin increased by 1.3 percentage points during 2018 as compared to 2017, due to the strength of our FortiCare technical support and other revenue growing 26%. FortiGuard security subscription revenue grew 20%, during 2018 compared to 2017, which outpaced the increase in the related personnel costs and headcount growth, resulting in higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 0.9 percentage points in 2018 compared to 2017, as we continued to transition to our new product introductions. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Year Ended December 31,				Change	% Change
	2018 (1)		2017
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$244.5	14%	$210.6	14%	$33.9	16%
Sales and marketing	782.3	43	701.0	47	81.3	12
General and administrative	93.0	5	87.9	6	5.1	6
Restructuring charges	—	—	0.3	—	(0.3)	(100)
Total operating expenses	$1,119.8	62%	$999.8	67%	$120.0	12%

(1) Operating expenses during 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
	(in millions)
Operating expenses:
Research and development	$244.5	$244.5	$—
Sales and marketing expenses	782.3	827.8	(45.5)
General and administrative	93.0	93.0	—
Total operating expenses	$1,119.8	$1,165.3	$(45.5)

Research and development

Research and development expense increased by $33.9 million, or 16%, in 2018 compared to 2017, primarily due to an increase of $28.7 million in personnel costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. In addition, depreciation and other occupancy-related costs increased by $2.8 million and product development costs, such as third-party testing and prototypes, increased by $1.2 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2019.

Sales and marketing

Sales and marketing expense increased by $81.3 million, or 12%, in 2018 compared to 2017, primarily due to an increase of $64.9 million in personnel costs, including higher stock-based compensation expense of $17.6 million. Sales and marketing headcount increased in order to drive market share gains globally. The increase in personnel costs included a benefit of $45.5 million from the adoption of Topic 606 related to deferred contract costs. Under Topic 606, we capitalized certain commissions on service contracts and amortize the amount over a certain period. Prior to the adoption of this new standard, we expensed the commissions related to these service contracts. Our sales and marketing expense would have increased by $126.8 million, or 18%, under Topic 605. Refer to Note 1 in our notes to the consolidated financial statements for more information. In addition, depreciation expense and other occupancy-related expense increased by $6.7 million, travel and entertainment expense increased by $6.4 million and supplies expense increased by $2.0 million. As a percentage of total revenue, sales and marketing expense decreased primarily due to the benefit from the new accounting standard on deferred contract costs. Excluding this benefit, sales and marketing expense as a percentage of revenue would have been 46% of total revenue. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars in 2019.

General and administrative

General and administrative expense increased by $5.1 million, or 6%, in 2018 compared to 2017. Personnel costs increased by $9.8 million as we continued to increase headcount in order to support our expanding business. The increase in expense was partially offset by a decrease in litigation costs of $1.2 million and a decrease in professional fees of $0.6 million. Certain facilities, depreciation, and information technology costs are allocated to other organizations based on headcount. We expect general and administrative expense to increase in absolute dollars in 2019.

Operating income and margin

We generated operating income of $231.0 million in 2018, an increase of $121.2 million, or 110%, compared to $109.8 million in 2017. The improvement in operating income included the benefit from the adoption of Topic 606, along with revenue growth outpacing expense growth. Operating income as a percentage of revenue increased to 13% in 2018 compared to 7% in 2017. The increase in operating margin is primarily due to a decline in sales and marketing expenses as a percentage of total revenue to 43% in 2018 compared to 47% in 2017. Excluding the benefit from the adoption of Topic 606, sales and marketing expense as a percentage of revenue would have been 46% of total revenue. The adoption of Topic 606 resulted in an improvement of 3 percentage points in our operating margin. In addition, general and administrative expenses as a percentage of total revenue decreased by 1 percentage point and gross margin improved by 0.8 percentage points, contributing to the improvement in operating margin. Research and development expenses as a percentage of revenue remained consistent.

Interest income and other income (expense)—net

	Year Ended December 31,
	2018	2017	Change	% Change
	(in millions, except percentages)
Interest income	$26.5	$13.5	$13.0	96%
Other income (expense)—net	(6.6)	0.7	(7.3)	(1,043)

Interest income increased in 2018 as compared to 2017, primarily due to higher interest rates on invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net in 2018 as compared to 2017 was the result of $9.3 million of foreign currency transaction and hedging losses recognized in 2018, offset by $2.2 million in gain on the sale of an investment in a privately held company.

Provision for (benefit from) income taxes

	Year Ended December 31,		Change	% Change
	2018 (1)	2017
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(81.3)	$92.6	$(173.9)	(188)%
Effective tax rate	(32)%	75%

(1) Provision for income taxes during 2018 under Topic 606 (As Reported) and 605 (Balances Without Adoption of Topic 606) were as follows:

	As Reported	Balances Without Adoption of Topic 606	(Increase) Decrease
	(in millions, except percentages)
Benefit from income taxes	$(81.3)	$(92.2)	$10.9
Effective tax rate	(32)%	(49)%

 Our provision for income taxes for 2018 reflects an effective tax rate benefit of (32)%, compared to an effective tax rate provision of 75% for 2017. The benefit from income taxes for 2018 was comprised primarily of impacts related to the 2017 Tax Act including a benefit of $164.0 million from the realignment of our tax structure and operations that resulted in a book-to-tax basis difference from previously taxed off-shore deferred revenue. These benefits were partially offset by a $32.6 million increase in the transition tax for finalization of the provisional estimates under SAB 118, a $20.5 million tax expense for the impact of the GILTI and a $29.6 million of tax expense related to U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes and a decrease in tax reserves.

Effective January 1, 2018, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. In December 2017, the SEC staff issued SAB 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected an increase of an additional $32.6 million related to the transition tax in the 2018 income tax expense. We expect further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.

In 2017, the effective tax rate was 75%, primarily resulting from the deferred tax assets remeasurement and a one-time transition tax due to the 2017 Tax Act. Excluding the tax impacts from the 2017 Tax Act, our 2017 effective tax rate would have been 24%.

2017 and 2016

Revenue

	Year Ended December 31,				Change	% Change
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Revenue:
Product	$577.2	39%	$548.1	43%	$29.1	5%
Service	917.7	61	727.3	57	190.4	26
Total revenue	$1,494.9	100%	$1,275.4	100%	$219.5	17%
Revenue by geography:
Americas	$642.3	43%	$536.7	42%	$105.6	20%
EMEA	554.6	37	477.4	37	77.2	16
APAC	298.0	20	261.3	21	36.7	14
Total revenue	$1,494.9	100%	$1,275.4	100%	$219.5	17%

Total revenue increased by $219.5 million, or 17%, in 2017 compared to 2016. We continued to experience global diversification of revenue in 2017. Revenue from all our regions grew, with the Americas contributing the largest portion of our revenue growth both on an absolute dollar and on a percentage basis. Product revenue increased by $29.1 million, or 5%, in 2017 compared to 2016. The increase in product revenue was primarily driven by greater sales volume in our FortiGate product family across all product categories. Sales of non-FortiGate products, such as the Fortinet Security Fabric hardware and software products, and services, also grew significantly. Service revenue increased by $190.4 million, or 26%, in 2017 compared to 2016. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support contracts sold to a larger customer base, as well as the renewals of similar contracts sold in earlier periods.

Cost of revenue and gross margin

	Year Ended December 31,		Change	% Change
	2017	2016
	(in millions, except percentages)
Cost of revenue:
Product	$243.8	$209.0	$34.8	17%
Service	141.5	128.8	12.7	10
Total cost of revenue	$385.3	$337.8	$47.5	14%
Gross margin (%):
Product	57.8%	61.9%
Service	84.6	82.3
Total gross margin	74.2%	73.5%

Total gross margin increased by 0.7 percentage points in 2017 compared to 2016, driven by higher margin on service revenue. During 2017, service gross margin benefited from the shift to higher-margin service revenue. Product gross margin was negatively impacted by longer term deals, resulting in lower product revenue recognized in 2017 and higher deferred revenue for services that was expected to be recognized in future periods, and as a result of product costs being recognized upon shipment. As a result, the service margin expansion was partially offset by a decline in product gross margin in 2017. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$210.6	14%	$183.1	14%	$27.5	15%
Sales and marketing	701.0	47	626.5	49	74.5	12
General and administrative	87.9	6	81.1	6	6.8	8
Restructuring charges	0.3	—	4.0	0.3	(3.7)	(93)
Total operating expenses	$999.8	67%	$894.7	70%	$105.1	12%

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

Operating income and margin

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

Interest income and other income (expense)—net

	Year Ended December 31,		Change	% Change
	2017	2016
	(in millions, except percentages)
Interest income	$13.5	$7.3	$6.2	85%
Other income (expense)—net	0.7	(7.1)	7.8	(110)

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

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2017	2016
	(in millions, except percentages)
Provision for income taxes	$92.6	$10.9	$81.7	750%
Effective tax rate	75%	25%

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

The SEC staff has issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of income data for the last eight quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Product	$200.8	$164.5	$166.3	$142.8	$162.1	$137.1	$142.7	$135.3
Service	306.2	289.4	275.0	256.2	254.5	237.1	220.8	205.3
Total revenue	507.0	453.9	441.3	399.0	416.6	374.2	363.5	340.6
Cost of revenue:
Product (1)(2)	86.9	72.0	73.9	58.2	69.6	58.1	60.8	55.3
Service (1)(2)	41.6	39.6	39.2	39.0	35.8	35.5	34.9	35.3
Total cost of revenue	128.5	111.6	113.1	97.2	105.4	93.6	95.7	90.6
Total gross profit	378.5	342.3	328.2	301.8	311.2	280.6	267.8	250.0
Operating expenses:
Research and development (1)	65.5	58.7	61.2	59.1	54.7	53.5	51.2	51.2
Sales and marketing (1)(2)	205.9	198.3	192.8	185.3	191.9	172.4	166.3	170.4
General and administrative (1)	22.0	22.5	23.5	25.0	22.4	21.0	21.9	22.6
Restructuring charges	—	—	—	—	—	—	(0.1)	0.4
Total operating expenses	293.4	279.5	277.5	269.4	269.0	246.9	239.3	244.6
Operating income	85.1	62.8	50.7	32.4	42.2	33.7	28.5	5.4
Interest income	9.3	6.9	5.8	4.5	4.0	3.9	3.2	2.4
Other income (expense)—net	(2.3)	0.9	(5.0)	(0.2)	(1.2)	0.4	1.2	0.3
Income before income taxes	92.1	70.6	51.5	36.7	45.0	38.0	32.9	8.1
Provision for (benefit from) income taxes	(90.5)	11.9	2.2	(4.9)	74.0	11.3	9.9	(2.6)
Net income (loss)	$182.6	$58.7	$49.3	$41.6	$(29.0)	$26.7	$23.0	$10.7
Net income (loss) per share:
Basic	$1.07	$0.35	$0.29	$0.25	$(0.17)	$0.15	$0.13	$0.06
Diluted	$1.04	$0.33	$0.28	$0.24	$(0.17)	$0.15	$0.13	$0.06

_______________________________________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in millions)
Cost of product revenue	$0.4	$0.3	$0.4	$0.4	$0.3	$0.3	$0.4	$0.3
Cost of service revenue	2.8	2.8	2.7	2.5	2.4	2.4	2.5	2.3
Research and development	9.5	9.3	9.2	8.4	8.1	8.0	8.3	7.9
Sales and marketing	25.1	26.0	23.6	20.9	19.6	19.6	19.7	19.0
General and administrative	4.8	4.8	4.7	4.3	4.0	4.0	4.2	3.8
Total stock-based compensation expense	$42.6	$43.2	$40.6	$36.5	$34.4	$34.3	$35.1	$33.3

(2) Total amortization included in product costs, service costs, and sales and marketing expense are as follows:

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in millions)
Amortization of intangible assets	$2.9	$2.5	$1.8	$1.8	$2.1	$2.0	$2.2	$2.3

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying at year-end, which has positively impacted billings and product revenue activity in the fourth quarter. In the first quarter, we generally experience lower sequential customer buying, followed by an increase in buying in the second quarter. The third quarter is often consistent with the second quarter. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of each quarter. We believe this is due to customer buying patterns typical in this industry.

Consistent with the seasonality note above, our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first and third quarters of 2018 and 2017. Product revenue, in each quarter in 2018, increased as compared to the same quarter in 2017, which we believe was due to investments we made in our sales and marketing organizations, continued product innovation and a robust security market. We continue to see a shift from product revenue to higher-margin, recurring service revenue, which is a result of our growing customer base.

Total gross margin has fluctuated on a quarterly basis primarily due to seasonality of product sales and seasonality of cost increases. Product gross margin varies based on the types of products sold and the average selling prices of our products. In 2018, product gross margin was impacted by new product introductions and the mix of high-end, mid-range and entry-level products. Service gross margin benefited from the growth of our customer base and renewals.

Liquidity and Capital Resources

	As of December 31,
	2018	2017	2016
	(in millions)
Cash and cash equivalents	$1,112.4	$811.0	$709.0
Investments	604.2	538.3	601.5
Total cash, cash equivalents and investments	$1,716.6	$1,349.3	$1,310.5
Working capital	$964.5	$689.6	$709.3

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$638.9	$594.4	$345.7
Net cash used in investing activities	(134.9)	(76.8)	(74.1)
Net cash used in financing activities	(202.6)	(415.6)	(105.9)
Net increase in cash and cash equivalents	$301.4	$102.0	$165.7

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our equity incentive plans, payment of taxes in connection with the net settlement of equity awards and business acquisitions. In recent years, we have received significant capital resources as a result of increases in our deferred revenue and the proceeds from exercise of stock options and purchases under our equity incentive plans. Additional increases in deferred revenue may depend on a number of factors including our billing growth rate, service contract renewal rates and length of initial and renewals service contracts. We expect proceeds from the issuance of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. As of December 31, 2018, $733.8 million remained available for future share repurchase under the Repurchase Program.

Construction to our new headquarters building started in the fourth quarter of 2018 and related spending will continue in 2019 and until project completion. We estimate 2019 spending on the project to be between $60.0 million to $80.0 million dollars.

As of December 31, 2018, our cash, cash equivalents and investments of $1.72 billion were invested primarily in corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maximizes return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $956.6 million as of December 31, 2018. Under the 2017 Tax Act signed into law in December 2017, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which were previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. Most of our off-shore cash is located in Singapore.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products and our investments in real estate through purchases or long-term leases. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Our operating activities during 2018 provided $638.9 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew 26% as of December 31, 2018 compared to the same period last year to $1.69 billion.

Our operating activities during 2017 provided $594.4 million in cash as a result of our continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable. We continued to see a shift from product revenues to higher-margin, recurring service revenues and longer duration contracts. Our total revenue grew 17% in 2017 compared to 2016 and our total deferred revenue balance grew 29%.

Our operating activities during 2016 provided $345.7 million in cash as a result of our continued growth of our business and the ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical supports to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable and payments for inventory purchases. We also started to see a shift from product revenues to higher-margin, recurring service revenues. Our total revenue grew 26% in 2016 compared to 2015, while our total deferred revenue balance grew 31%.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, and payments made in connection with business acquisitions. Historically, in making a lease versus purchase decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our employees. In certain cases, we have elected to purchase the facility if we believed that purchasing rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future.

During 2018, cash used in investing activities was primarily due to $60.2 million spent for purchases of our investments, net of maturities and sales of investments, $53.0 million spent on capital expenditures and $21.7 million used for the acquisitions of Bradford and ZoneFox, net of cash acquired.

During 2017, cash used in investing activities was primarily due to $135.3 million we spent on capital expenditures, including our purchases of real estate properties in Canada and Sunnyvale, California, for total cash of $107.2 million. The outflow of cash was partially offset by positive cash flow due to maturities and sales, net of purchases, from our investments of $58.5 million.

During 2016, cash used in investing activities was primarily due to $67.2 million we spent on capital expenditures, including our purchases of a warehouse in Union City, California, for total cash of $18.5 million, and a $22.1 million payment for the acquisition of AccelOps. The outflow of cash was partially offset by positive cash flow due to maturities and sales, net of purchases, from our investments of $15.1 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plans, taxes paid related to net share settlement of equity awards and payments of debt assumed in business combinations.

During 2018, cash used in financing activities was $202.6 million, primarily due to $211.8 million used to repurchase our common stock and $10.1 million of payments of the debt assumed in business combinations. This was partially offset by $19.3 million of proceeds from the issuance of common stock, net of tax withholding.

During 2017, cash used in financing activities was $415.6 million, primarily due to $446.3 million used to repurchase our common stock. This was partially offset by $30.7 million of proceeds from the issuance of common stock, net of tax withholding.

During 2016, cash used in financing activities was $105.9 million, primarily due to $110.8 million used to repurchase our common stock. This was partially offset by $6.5 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Operating lease commitments (1)	$50.1	$17.1	$20.7	$8.6	$3.7
Inventory purchase commitments (2)	177.3	173.1	4.2	—	—
Total	$227.4	$190.2	$24.9	$8.6	$3.7
________________________

(1)	Consists of contractual obligations from non-cancelable office space under operating leases.

(2)	Consists of minimum purchase commitments with independent contract manufacturers.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2018, we had $14.3 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

As of December 31, 2018, we had $77.5 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2018, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2018, 2017 and 2016 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in Other income (expense)—net in the consolidated statements of income. We recognized an expense of $9.3 million in 2018 due to foreign currency transaction and hedging losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $6.2 million change in the value of our foreign currency cash balances as of December 31, 2018.

Inflation Risk

Our monetary assets, consisting primarily of cash, cash equivalents and short-term investments, are not affected significantly by inflation because they are predominantly short-term. We believe the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. The rate of inflation, however, affects our cost of revenue and expenses, such as those for employee compensation, which may not be readily recoverable in the price of products and services offered by us.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018, 2017, and 2016

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in fiscal 2018 due to adoption of the new revenue standard.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2019

We have served as the Company's auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,112.4	$811.0
Short-term investments	537.2	440.3
Accounts receivable—Net of reserves for doubtful accounts of $0.9 million at December 31, 2018 and net of reserves for sales returns and doubtful accounts of $14.5 million at December 31, 2017	444.5	348.2
Inventory	90.0	77.3
Prepaid expenses and other current assets	36.8	40.0
Total current assets	2,220.9	1,716.8
LONG-TERM INVESTMENTS	67.0	98.0
PROPERTY AND EQUIPMENT—NET	271.4	245.4
DEFERRED CONTRACT COSTS	182.6	—
DEFERRED TAX ASSETS	255.0	146.9
OTHER INTANGIBLE ASSETS—NET	22.1	16.3
GOODWILL	38.2	14.6
OTHER ASSETS	20.8	19.9
TOTAL ASSETS	$3,078.0	$2,257.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86.4	$70.0
Accrued liabilities	77.5	50.0
Accrued payroll and compensation	98.4	92.0
Income taxes payable	28.2	21.4
Deferred revenue	965.9	793.8
Total current liabilities	1,256.4	1,027.2
DEFERRED REVENUE	720.9	542.5
INCOME TAX LIABILITIES	77.5	90.2
OTHER LIABILITIES	13.0	8.6
Total liabilities	2,067.8	1,668.5
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 169.8 and 167.9 shares issued and outstanding at December 31, 2018 and 2017, respectively	0.2	0.2
Additional paid-in capital	1,068.3	909.6
Accumulated other comprehensive loss	(0.8)	(0.8)
Accumulated deficit	(57.5)	(319.6)
Total stockholders’ equity	1,010.2	589.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,078.0	$2,257.9
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Product	$674.4	$577.2	$548.1
Service	1,126.8	917.7	727.3
Total revenue	1,801.2	1,494.9	1,275.4
COST OF REVENUE:
Product	291.0	243.8	209.0
Service	159.4	141.5	128.8
Total cost of revenue	450.4	385.3	337.8
GROSS PROFIT:
Product	383.4	333.4	339.1
Service	967.4	776.2	598.5
Total gross profit	1,350.8	1,109.6	937.6
OPERATING EXPENSES:
Research and development	244.5	210.6	183.1
Sales and marketing	782.3	701.0	626.5
General and administrative	93.0	87.9	81.1
Restructuring charges	—	0.3	4.0
Total operating expenses	1,119.8	999.8	894.7
OPERATING INCOME	231.0	109.8	42.9
INTEREST INCOME	26.5	13.5	7.3
OTHER INCOME (EXPENSE)—NET	(6.6)	0.7	(7.1)
INCOME BEFORE INCOME TAXES	250.9	124.0	43.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(81.3)	92.6	10.9
NET INCOME	$332.2	$31.4	$32.2
Net income per share (Note 9):
Basic	$1.96	$0.18	$0.19
Diluted	$1.91	$0.18	$0.18
Weighted-average shares outstanding:
Basic	169.1	174.3	172.6
Diluted	174.2	178.1	176.3
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$332.2	$31.4	$32.2
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	—	(0.1)	0.3
Tax provision (benefit) related to change in unrealized gains (losses) on investments	—	—	0.1
Other comprehensive income (loss)	—	(0.1)	0.2
Comprehensive income	$332.2	$31.3	$32.4

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2015	171.4	$0.2	$687.6	$(0.9)	$68.5	$755.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.5	—	6.0	—	—	6.0
Repurchase and retirement of common stock	(3.8)	—	(16.2)	—	(94.6)	(110.8)
Stock-based compensation expense	—	—	122.4	—	—	122.4
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	0.8	—	31.5	32.3
Net unrealized gain on investments - net of tax	—	—	—	0.2	—	0.2
Net income	—	—	—	—	32.2	32.2
BALANCE—December 31, 2016	173.1	0.2	800.6	(0.7)	37.6	837.7
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.0	—	29.5	—	—	29.5
Repurchase and retirement of common stock	(11.2)	—	(57.7)	—	(388.6)	(446.3)
Stock-based compensation expense	—	—	137.2	—	—	137.2
Net unrealized loss on investments - net of tax	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	31.4	31.4
BALANCE—December 31, 2017	167.9	0.2	909.6	(0.8)	(319.6)	589.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.7	—	17.5	—	—	17.5
Repurchase and retirement of common stock	(3.8)	—	(21.7)	—	(187.4)	(209.1)
Stock-based compensation expense	—	—	162.9	—	—	162.9
Cumulative effect adjustments from adoption of Topic 606	—	—	—	—	117.3	117.3
Net income	—	—	—	—	332.2	332.2
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332.2	$31.4	$32.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	162.9	137.2	122.4
Amortization of deferred contract costs	90.9	—	—
Depreciation and amortization	55.7	55.5	48.5
Amortization of investment premiums	(0.6)	2.5	4.8
Other non-cash items—net	(0.9)	3.8	2.6
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable—net	(82.0)	(38.4)	(57.9)
Inventory	(33.4)	9.4	(43.0)
Prepaid expenses and other current assets	4.2	(6.7)	2.6
Deferred contract costs	(136.4)	—	—
Deferred tax assets	(127.8)	35.8	(27.8)
Other assets	(3.8)	(1.0)	(2.4)
Accounts payable	14.6	13.1	0.1
Accrued liabilities	14.5	14.4	(3.2)
Accrued payroll and compensation	3.5	12.6	15.7
Other liabilities	(0.8)	(5.5)	(5.0)
Deferred revenue	352.1	300.8	243.0
Income taxes payable	(6.0)	29.5	13.1
Net cash provided by operating activities	638.9	594.4	345.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(681.8)	(669.2)	(473.6)
Sales of investments	42.8	300.3	28.3
Maturities of investments	578.8	427.4	460.5
Purchases of property and equipment	(53.0)	(135.3)	(67.2)
Payments made in connection with business acquisitions, net of cash acquired	(21.7)	—	(22.1)
Net cash used in investing activities	(134.9)	(76.8)	(74.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(211.8)	(446.3)	(110.8)
Proceeds from issuance of common stock	86.5	75.8	44.8
Taxes paid related to net share settlement of equity awards	(67.2)	(45.1)	(38.3)
Payments of debt assumed in connection with business acquisitions	(10.1)	—	(1.6)
Net cash used in financing activities	(202.6)	(415.6)	(105.9)
NET INCREASE IN CASH AND CASH EQUIVALENTS	301.4	102.0	165.7
CASH AND CASH EQUIVALENTS—Beginning of year	811.0	709.0	543.3
CASH AND CASH EQUIVALENTS—End of year	$1,112.4	$811.0	$709.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$41.4	$32.2	$26.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$21.6	$21.0	$21.1
Liability for purchase of property and equipment	$8.3	$8.1	$8.2
Liability incurred for repurchase of common stock	$4.2	$—	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in November 2000 and is a global leader in broad, integrated and automated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as enterprises, communication service providers and small businesses. Fortinet’s cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated Security Fabric Platform with automated protection, detection and responses.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation, fair value of assets acquired and liabilities assumed in business combinations, measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, assessment of recoverability of our goodwill and other long-lived assets, sales returns reserve and contingent liabilities. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

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

Our accounts receivables are primarily derived from our channel partners in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated potential credit losses. In July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired the U.S. division of Fine Tec Computers (“Fine Tec U.S.”). Fine Tec U.S.’s revenue and accounts receivable have been combined with Exclusive’s from the date of acquisition. As of December 31, 2018 and 2017 Exclusive accounted for 38% and 35% of total net accounts receivable, respectively.

During 2018, Exclusive and Ingram Micro Inc. accounted for 30% and 10% of total revenue, respectively. During 2017 and 2016, Exclusive accounted for 25% and 20% of total revenue, respectively.

Financial Instruments and Fair Value—We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and accrued payroll and compensation.

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Transaction Gains and Losses—The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the exchange rates in effect during each period. Foreign currency remeasurement gains (losses) of $(8.2) million, $1.0 million and $(6.6) million are included in other income (expense)—net for 2018, 2017 and 2016, respectively.

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

Inventory—Inventory is recorded at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. If the actual product demand is significantly lower than forecasted, we could be required to record inventory write-downs which would be charged to cost of product revenue.

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

Other Investments—Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in other assets in the consolidated balance sheets. As of December 31, 2017, these investments were accounted for under the cost method. As of December 31, 2018, with the adoption of the ASU 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these investments are accounted for at cost, adjusted for changes in observable prices minus impairment. Adoption of ASU 2016-01 did not have an impact on our consolidated financial statements. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts as well as current fundraising activities and valuations based on information provided by these privately held companies. If it is determined that an other-than-temporary decline or increase in value exists

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in an investment without readily determinable value, we adjust the value of the investment to its fair value and record the related impairment or increase in value as an investment loss or gain in our consolidated statements of income.

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

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2018, we had one reporting unit.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line or accelerated method over the estimated economic lives of the assets, which range from three to five years.

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

We recognize tax benefits from an uncertain tax positions only if it is more likely than not, based on the technical merits of the position, that the tax position will be sustained on examination by the tax authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Stock-Based Compensation—The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of our employee stock options and our equity incentive plans. Stock-based compensation expense is amortized on a straight-line basis over the service period.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense—Advertising costs are expensed when incurred and are included in operating expenses in the accompanying consolidated statements of income. Our advertising expenses were not significant for any periods presented.

Research and Development Costs—Research and development costs are expensed as incurred.

Deferred Contract Costs and Commission Expense—In 2017, we recognized commission expense on both product sales and service contracts at the time of sale. Beginning on January 1, 2018, we recognize sales commissions related to product sales upfront while sales commissions for service contracts are deferred as Deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Costs for initial contracts that are not commensurate with renewal commissions are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term.

Software Development Costs—The costs to develop software that is marketed have not been capitalized as we believe our current software development process is essentially completed concurrently with the establishment of technological feasibility. Such costs are expensed as incurred and included in research and development in our consolidated statements of income.

The costs to obtain or develop software for internal use are capitalized based on qualifying criteria, which includes a determination of whether such costs are incurred during the application development stage. Such costs are amortized over the software’s estimated useful life.
Revenue Recognition—On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under ASU 2009-13, Revenue Recognition (Topic 605) (“Topic 605”). The details of significant changes and quantitative impact of the changes are discussed below.

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

Under Topic 606, we determine revenue recognition through the following steps:

•identification of a contract or contracts with a customer,

•	identification of the performance obligations in a contract, including evaluation of performance obligations and evaluating the distinct goods or services in a contract,
•determination of a transaction price,
•allocation of a transaction price to the performance obligations in a contract, and
•recognition of revenue when, or as, we satisfy a performance obligation.

We derive a majority of product sales from our FortiGate products. Our FortiGate products include a broad set of built-in security and networking features and functionalities including firewall, SD-WAN, data leak prevention, VPN, switch and wireless controller and WAN acceleration, among others.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We previously recognized product revenue for sales to distributors that had no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria were met. Certain distributors are granted stock rotation rights, limited rights of return or rebates for sales of our products. The arrangement fee for this group of distributors was not fixed or determinable when products were shipped and revenue was therefore deferred and recognized upon sell-through. Under Topic 606, we recognize product revenue upon shipment when control of the promised goods is transferred to the customer. We recognize revenue from term licenses upon electronic transfer of the license key to a customer. Previously, term licenses were recognized over the license period.

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services. Our typical subscription and contractual support term is one to three years, and to a lesser extent, five years. Our revenue recognition for service arrangements did not significantly change under Topic 606. We continue to recognize revenue from these services ratably over the contractual service period because of continuous transfer of control to the customer over the support period. Revenue related to subsequent renewals of these services are recognized over the support term of the renewal agreement. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted or cloud-based services. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

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

Under Topic 605, revenue from contracts that contain our products and services were allocated to each unit of accounting based on an estimated selling price using vendor-specific objective evidence (“VSOE”) of selling price, if it existed, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price existed for a deliverable, we used our best estimate of selling price for that deliverable. For multiple-element arrangements where software deliverables were included, revenue was allocated to the non-software deliverables and to the software deliverables as a group using the relative estimated selling prices of each of the deliverables in the arrangement based on the estimated selling price hierarchy. The amount allocated to the software deliverables was then allocated to each software deliverable using the residual method when VSOE of fair value existed. If evidence of VSOE of fair value of one or more undelivered elements did not exist, all software allocated revenue was deferred and recognized when delivery of those elements occurred or when fair value was established. When the undelivered element for which we did not have VSOE of fair value was support, revenue for the entire arrangement was recognized ratably over the support period. The same residual method and VSOE of fair value principles applied for our multiple element arrangements that contained only software elements.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration at the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for sales return reserve was $20.8 million as of December 31, 2018 and is included in current liabilities in our consolidated balance sheet. Under Topic 605, the sales return reserve of $13.6 million was presented as a reduction to accounts receivable as of December 31, 2017.

We generally invoice at the time of our sale for the total price of the hardware, software licenses, security and technical support and other services, and the invoice is payable within 30 to 45 days. We also invoice certain services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of period end.

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not significant during 2018 and 2017.

Warranties—We generally provide a one-year warranty on most hardware products and a 90-day warranty on software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2018 and 2017.

Contingent Liabilities—From time to time, we are involved in disputes, litigation, and other legal actions. However, there are many uncertainties associated with such legal action, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. We review significant new claims and litigation for the probability of an adverse outcome. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

Recently Adopted Accounting Standards

Financial Instruments – Recognition and Measurement

In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further clarifications made recently with the issuance of ASU 2018-03—Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. ASU 2016-01 was effective prospectively for us beginning on January 1, 2018 for our equity investments, which were previously accounted for under the cost-method. We adopted ASU 2016-01 on January 1, 2018. There was no material impact on our consolidated financial statements as of the adoption date.

Revenue Recognition

In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition requirements in Topic 605 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recorded a net reduction to our accumulated deficit as of January 1, 2018 of $117.3 million due to the cumulative impact of adopting Topic 606. The primary impact of adopting Topic 606 relates to the deferral of our incremental contract costs, which are comprised of sales commissions. Prior to January 1, 2018, we expensed all sales commissions upfront. Beginning on January 1, 2018, we continue to expense sales commissions related to product sales upfront, but capitalize and then amortize certain sales commissions on service contracts over the applicable amortization period. The deferred contract costs for capitalized sales commissions related to the initial service contracts are deferred and then amortized as expense on a straight-line basis over the period of benefit which we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the contractual period of the underlying contracts. The deferral of contract costs generated a deferred tax liability of $23.8 million, of which $18.0 million was recorded against deferred tax assets and the remaining $5.8 million was recorded in other long-term liabilities on our consolidated balance sheet. The impact on deferred revenue as of January 1, 2018 was $4.1 million, which primarily relates to certain changes in revenue

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition on software license sales and the acceleration of revenue from U.S.-based channel partners which were previously deferred until the product was sold through. Beginning on January 1, 2018, our sales returns reserve is now included on the balance sheet in accrued liabilities and no longer as a reduction to our accounts receivable. See above significant accounting policies for further details.

The cumulative effects of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets:
Accounts receivable, net	$348.2	$13.6	$361.8
Inventory	77.3	(0.1)	77.2
Deferred tax assets	146.9	(18.0)	128.9
Deferred contract costs	—	137.1	137.1

Liabilities:
Accrued liabilities	50.0	13.6	63.6
Deferred revenue, current	793.8	0.3	794.1
Deferred revenue, non-current	542.5	(4.4)	538.1
Other liabilities, non-current	8.6	5.8	14.4

Stockholders’ equity:
Accumulated deficit	$(319.6)	$117.3	$(202.3)

Recent Accounting Standards Not Yet Effective

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles-Goodwill and Other-Internal—Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for us beginning January 1, 2020, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820, Fair Value Measurement, as part of its disclosure framework project. ASU 2018-13 is effective for us beginning January 1, 2020. The amendments in ASU 2018-13 on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently assessing the impact the new guidance will have on our disclosures.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASU 2018-07 expands the scope of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505, Equity, by moving it to ASC 718. This amendment was effective for us beginning January 1, 2019. The adoption of this standard will not have a material impact on our consolidated financial statements.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain new disclosures regardless of the election. ASU 2018-02 was effective for us beginning January 1, 2019. We are currently assessing the impact of ASU 2018-02 on our consolidated financial statements and we expect the standard will not have a material impact on our consolidated financial statements.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. ASU 2016-13 is effective for us beginning on January 1, 2020, and early adoption is permitted. We are currently assessing the impact of ASU 2016-13 on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for substantially all leases. ASU 2016-02 includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU 2018-10—Codification Improvements to Topic 842, Leases, and ASU 2018-11—Leases (Topic 842): Targeted Improvements, which address questions about how to apply certain aspects for the adoption of Topic 842. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options and variable payments that depend on an index or rate, and provide an alternative transition approach that allows companies to initially apply the new leases standard by recognizing a cumulative-effect adjustment on adoption date. ASU 2016-02 was effective for us beginning on January 1, 2019, and we expect to apply a modified retrospective transition approach through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Based on our current lease portfolio, we currently estimate that the value of leased assets and liabilities that may be recognized to be at least $40.0 million. We are continuing to evaluate the impact of ASU 2016-02 and our estimate is subject to change. We do not believe that ASU 2016-02 will have a material impact on our consolidated statements of income and cash flows. Upon adoption, we expect to expand our disclosures in the notes to consolidated financial statements to include more details on our leases, significant judgments and lease-related amounts recognized in the consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	REVENUE RECOGNITION

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Years Ended
	December 31, 2018	December 31, 2017 (1)
Product	$674.4	$577.2
Service:
Security subscription	606.1	504.8
Technical support and other (2)	520.7	412.9
Total service revenue	1,126.8	917.7
Total revenue	$1,801.2	$1,494.9
(1) Prior period amounts have not been adjusted under the modified retrospective method.
(2) During 2018, the amounts previously reported as professional services and training have been combined with the amounts previously reported as technical support. The combined amounts are now being presented as technical support and other. The professional service and training amounts are not material, and the reclassification did not have any impact on our service revenue or total revenue. Prior periods have been reclassified to conform with current period presentation.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.69 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next one to two years, with the remaining balance to be recognized in three to five years.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.9 million as of December 31, 2018 and December 31, 2017. As of December 31, 2017, accounts receivable was also reduced by sales return reserve of $13.6 million, which we reclassified to accrued liabilities account as of January 1, 2018 in accordance with the adoption of Topic 606.

Contract Assets

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. We did not have contract assets as of December 31, 2018 and January 1, 2018.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for the sale of products and software licenses are recognized at the time of sale. Sales commissions for initial service contracts are deferred and then amortized as an expense on a straight-line basis over the period of benefit which we have determined to be five years. We determined the period of benefit taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the contractual period of the underlying contracts which ranges from one to three years and, to a lesser extent, five years. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statement of income. Amortization of deferred contract costs during 2018 was $90.9 million. No impairment loss was recognized during 2018.

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of period end. During 2018, we recognized $753.3 million in revenue that was included in the deferred revenue balance as of January 1, 2018.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Practical Expedient

We elected to use the contract modification practical expedient. This practical expedient allows for all contract modifications before January 1, 2018 to be aggregated and evaluated at adoption date.

Impact on Consolidated Financial Statements

The following tables summarize the impact of adopting Topic 606 on our consolidated financial statements as of and for 2018 (in millions). These tables do not represent the full consolidated financial statements as they only reflect the accounts impacted by the adoption of Topic 606.

Consolidated Balance Sheet

	As of December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Assets:
Accounts receivable	$444.5	$422.4	$22.1
Prepaid and other current assets	36.8	37.2	(0.4)
Inventory	90.0	91.5	(1.5)
Deferred contract costs	182.6	—	182.6
Deferred tax assets	255.0	279.6	(24.6)

Liabilities:
Accrued liabilities	77.5	53.4	24.1
Deferred revenue, current	965.9	988.9	(23.0)
Deferred revenue, non-current	720.9	723.4	(2.5)
Income taxes payable	28.2	27.4	0.8
Other liabilities, non-current	13.0	4.1	8.9

Stockholders’ Equity
Accumulated deficit	$(57.5)	$(227.4)	$169.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
REVENUE:
Product (1)	$674.4	$654.9	$19.5
Service	1,126.8	1,126.9	(0.1)
Total revenue	1,801.2	1,781.8	19.4
COSTS OF REVENUE:
Product	291.0	289.6	1.4
GROSS PROFIT:
Product	383.4	365.3	18.1
Service	967.4	967.5	(0.1)
Total gross profit	1,350.8	1,332.8	18.0
OPERATING EXPENSES:
Sales and marketing expenses	782.3	827.8	(45.5)

OPERATING INCOME	231.0	167.5	63.5

INCOME BEFORE INCOME TAXES	250.9	187.4	63.5
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(81.3)	(92.2)	10.9
NET INCOME	$332.2	$279.6	$52.6
Net income per share:
Basic	$1.96	$1.65	$0.31
Diluted	$1.91	$1.61	$0.30

(1) Product revenue during 2018 included a $19.5 million benefit from the adoption of Topic 606, which primarily related to the change in accounting treatment under Topic 606 for some of our software products such that revenue from these arrangements is now recognized upfront instead of ratably over the contracted service term, net of the lost opportunity to recognize revenue that had been deferred and was written off to equity on the date of adoption.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Increase (Decrease)
Cash flows from operating activities:
Net income	$332.2	$279.6	$52.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred contract costs	90.9	—	90.9
Other	(0.9)	7.6	(8.5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4.2	3.7	0.5
Inventory	(33.4)	(34.8)	1.4
Deferred contract costs	(136.4)	—	(136.4)
Deferred tax assets	(127.8)	(134.3)	6.5
Accrued liabilities	14.5	4.0	10.5
Other liabilities	(0.8)	(3.9)	3.1
Deferred revenue	352.1	373.5	(21.4)
Income taxes payable	(6.0)	(6.8)	0.8
Net cash provided by operating activities	$638.9	$638.9	$—

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$299.5	$—	$(1.2)	$298.3
Commercial paper	102.5	—	—	102.5
Certificates of deposit and term deposits (1)	145.8	—	—	145.8
U.S. government and agency securities	57.7	—	(0.1)	57.6
Total available-for-sale securities	$605.5	$—	$(1.3)	$604.2

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$391.0	$—	$(1.2)	$389.8
Commercial paper	74.2	—	—	74.2
Certificates of deposit and term deposits (1)	45.9	—	—	45.9
U.S. government and agency securities	28.5	—	(0.1)	28.4
Total available-for-sale securities	$539.6	$—	$(1.3)	$538.3

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$150.1	$(0.2)	$93.5	$(1.0)	$243.6	$(1.2)
Certificates of deposit and term deposits	51.7	—	—	—	51.7	—
Commercial paper	75.6	(0.1)	—	—	75.6	(0.1)
U.S. government and agency securities	39.0	—	3.5	—	42.5	—
Total available-for-sale securities	$316.4	$(0.3)	$97.0	$(1.0)	$413.4	$(1.3)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$317.4	$(0.9)	$58.2	$(0.3)	$375.6	$(1.2)
Certificates of deposit and term deposits	37.2	—	—	—	37.2	—
Commercial paper	29.1	—	—	—	29.1	—
U.S. government and agency securities	17.0	—	11.4	(0.1)	28.4	(0.1)
Total available-for-sale securities	$400.7	$(0.9)	$69.6	$(0.4)	$470.3	$(1.3)

The contractual maturities of our investments were as follows (in millions):

	December 31, 2018	December 31, 2017
Due within one year	$537.2	$440.3
Due within one to three years	67.0	98.0
Total	$604.2	$538.3

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized losses on available-for-sale securities were insignificant in the periods presented and are included in Other income (expense)—net in our consolidated statements of income. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of December 31, 2018.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	December 31, 2018				December 31, 2017
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$299.3	$—	$299.3	$—	$411.1	$—	$411.1	$—
Certificates of deposit and term deposits	217.4	—	217.4	—	132.1	—	132.1	—
Money market funds	58.6	58.6		—	195.6	195.6	—	—
Commercial paper	184.7	—	184.7	—	128.9	—	128.9	—
U.S. government and agency securities	57.6	45.3	12.3	—	28.4	24.9	3.5	—
Total	$817.6	$103.9	$713.7	$—	$896.1	$220.5	$675.6	$—

Reported as:
Cash equivalents	$213.4				$357.8
Short-term investments	537.2				440.3
Long-term investments	67.0				98.0
Total	$817.6				$896.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2018 and December 31, 2017.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     INVENTORY

Inventory consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Raw materials	$13.3	$13.0
Finished goods	76.7	64.3
Inventory	$90.0	$77.3

Inventory includes materials at contract manufacturers of $2.4 million and $2.6 million as of December 31, 2018 and 2017, respectively.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Building and building improvements	$144.2	$133.2
Computer equipment and software	95.9	79.9
Land	75.7	65.6
Leasehold improvements	17.9	20.8
Evaluation units	20.5	20.1
Furniture and fixtures	15.7	14.7
Construction-in-progress	12.3	6.3
Total property and equipment	382.2	340.6
Less: accumulated depreciation	(110.8)	(95.2)
Property and equipment—net	$271.4	$245.4

Depreciation expense was $46.7 million, $46.9 million and $39.2 million in 2018, 2017 and 2016, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $9.1 million and $12.1 million as of December 31, 2018 and 2017, respectively. These investments, which were previously accounted for at cost, are now accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as other assets on our consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. During the third quarter of 2018, we sold equity securities of a privately held company for $5.2 million and recognized a gain of $2.2 million as other income in our consolidated statements of income. As of December 31, 2018, no events have occurred that would affect the carrying value of these investments.

7.     BUSINESS COMBINATIONS

ZoneFox Holdings Limited

On October 22, 2018, we acquired all outstanding shares of ZoneFox Holdings Limited (“ZoneFox”), a privately held cloud-based insider threat detection and response company headquartered in Edinburgh, Scotland. We expect the ZoneFox acquisition will allow us to provide additional user and entity behavior analytics features.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the business combination method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”), the total preliminary purchase price was allocated to ZoneFox’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date, and our estimates and assumptions are subject to change within the measurement period. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary area that remains preliminary relates to finalization of valuation analyses pertaining to intangible assets acquired and tax liabilities assumed. The preliminary purchase price for ZoneFox was $16.1 million, of which $12.5 million was allocated to goodwill that was non-deductible for tax purposes, and $6.8 million was allocated to identifiable intangible assets the majority of which was developed technology offset by $3.2 million of net liabilities assumed. Acquisition-related costs related to the ZoneFox acquisition were not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of December 31, 2018, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the target.

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

Under the business combination method of accounting in accordance with ASC 805, the total purchase price was allocated to Bradford’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management's best estimates and assumptions to assign fair value as of the acquisition date. The purchase price for Bradford was $6.8 million, of which $11.1 million was allocated to goodwill that was non-deductible for tax purposes, and $8.0 million was allocated to identifiable intangible assets the majority of which was developed technology offset by $12.3 million of net liabilities assumed. Acquisition-related costs related to the Bradford acquisition were not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of December 31, 2018, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the target.

AccelOps, Inc.

On June 7, 2016, we completed our acquisition of AccelOps, Inc. (“AccelOps”), a provider of network security monitoring and analytics solutions. This acquisition extended the Fortinet Security Fabric.

The acquisition of AccelOps was accounted as a business combination in accordance with ASC 805, and we used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The total purchase price for AccelOps was $22.3 million, of which $9.9 million was allocated to goodwill that was non-deductible for tax purposes, and $16.5 million was allocated to identifiable intangible assets with average estimated lives of approximately two to four years, offset by $4.1 million of net liabilities assumed.

Additional Acquisition-Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated statements of income.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2017	$14.6
Additions due to business combinations	23.6
Balance—December 31, 2018	$38.2

There were no impairments to goodwill during 2018, 2017, 2016 or any previous years.

Other Intangible Assets—net

The following tables present other intangible assets—net as of December 31, 2018 and 2017 (in millions, except years):

	December 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$17.0	$17.4
Customer relationships	4.4	17.5	12.8	4.7
Total other intangible assets—net		$51.9	$29.8	$22.1

	December 31, 2017
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	3.8	$24.0	$13.7	$10.3
Customer relationships	4.7	14.5	10.1	4.4
		38.5	23.8	14.7

Indefinite-lived intangible assets:
In-process research and development		1.6	—	1.6
Total other intangible assets—net		$40.1	$23.8	$16.3

The project related to in-process research and development intangible asset of $1.6 million was completed in the first quarter of 2018. Upon completion, the cost was transferred to developed technology and is amortized over the estimated useful life of four years. Amortization expense of finite-lived intangible assets was $9.0 million, $8.6 million and $9.3 million in 2018, 2017, and 2016, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount
Years:
2019	$10.2
2020	6.2
2021	3.6
2022	2.1
Total	$22.1

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of RSUs, stock options and our Employee Stock Purchase Plan (the “ESPP”). Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$332.2	$31.4	$32.2

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	169.1	174.3	172.6
Diluted shares:
Weighted-average common stock outstanding-basic	169.1	174.3	172.6
Effect of potentially dilutive securities:
RSUs	3.6	2.3	1.9
Stock options	1.4	1.4	1.7
ESPP	0.1	0.1	0.1
Weighted-average shares used to compute diluted net income per share	174.2	178.1	176.3
Net income per share:
Basic	$1.96	$0.18	$0.19
Diluted	$1.91	$0.18	$0.18

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2018	2017	2016
RSUs	0.5	1.4	3.3
Stock options	0.3	1.0	1.0
ESPP	0.1	0.2	0.2
	0.9	2.6	4.5

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of December 31, 2018 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$50.1	$17.1	$12.2	$8.5	$5.0	$3.6	$3.7
Inventory purchase commitments	177.3	173.1	4.2	—	—	—	—
Total	$227.4	$190.2	$16.4	$8.5	$5.0	$3.6	$3.7

Operating Leases—We lease certain facilities under various non-cancelable operating leases, which expire through 2026. Certain leases require us to pay variable costs such as taxes, maintenance, and insurance. The terms of certain operating leases also provide for renewal options and escalation clauses. Rent expense was $17.1 million, $16.7 million and $18.9 million for 2018, 2017 and 2016, respectively. Rent expense is recognized using the straight-line method over the term of a lease.

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2018, we had $177.3 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2018, we had $14.3 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses. As required under ASC 450, Contingencies, issued by the FASB, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.

As previously disclosed, in October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information relating to events from over two years ago related to our compliance with the Trade Agreements Act. We have been fully cooperating with this ongoing inquiry and have periodically met and spoken with the United States Attorney’s Office in connection with this matter. We are currently in settlement discussions with the United States Attorney's Office.

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

11.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

Our stock-based compensation plans include the 2000 Stock Plan (the “2000 Plan”), the 2008 Stock Plan (the “2008 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the ESPP. Under these plans, we have granted stock options and RSUs.

Stock Plans—Our board of directors adopted the 2000 Plan in 2000 and the 2008 Plan in 2008. During 2018, 2017 and 2016, we issued no stock options under these plans. As of December 31, 2015, no shares remain available for grant under these plans.

2009 Equity Incentive Plan—In 2009, our board of directors approved the 2009 Plan, which includes awards of stock options, stock appreciation rights, restricted stock, RSUs and performance stock units. The maximum aggregate number of shares that may be issued under the 2009 Plan is 9.0 million shares, plus any shares subject to stock options or similar awards granted under the 2008 Plan and the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan and the 2000 Plan that are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2009 Plan pursuant to such terminations, forfeitures and repurchases not to exceed 21.0 million shares. The shares may be authorized but unissued or reacquired common stock. The number of shares available for issuance under the 2009 Plan is increased on the first day of each year beginning with 2011, in an amount equal to the lesser of (i) 14.0 million shares (as adjusted in connection with the stock split effected in June 2011), (ii) 5% of the outstanding shares on the last day of the immediately preceding year or (iii) such number of shares determined by our board of directors. Under the 2009 Plan, we may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of seven years and options generally vest over four years.

2011 Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The ESPP permitted eligible employees to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period at purchase prices equal to 85% of the lesser of the fair market value of our common stock at the first trading date of the applicable offering period or the purchase date, subject to purchase limits of 4,000 shares for each purchase period or $25,000 worth of stock for each calendar year. Our board of directors voluntarily determined to terminate the ESPP, effective February 2019 at the completion of the prior offering period.

As of December 31, 2018, there were a total of 54,512,197 shares of common stock available for grant under our stock-based compensation plans.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2015	9.3	$32.97
Granted	5.5	27.96
Forfeited	(1.7)	32.03
Vested	(3.6)	30.45
Balance—December 31, 2016	9.5	31.01
Granted	4.2	37.60
Forfeited	(1.3)	34.12
Vested	(3.9)	29.42
Balance—December 31, 2017	8.5	34.79
Granted	4.1	57.37
Forfeited	(0.9)	39.29
Vested	(3.9)	34.67
Balance—December 31, 2018	7.8	$46.07

As of December 31, 2018, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $306.1 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.70 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirement. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2018	2017	2016
Shares withheld for taxes	1.2	1.2	1.2
Amount withheld for taxes	$67.2	$45.1	$38.3

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Common Stock—The fair value of our common stock is the closing sales price of the common stock effective on the date of grant.

Risk-Free Interest Rate—We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2018	2017	2016
Expected term in years	4.4	4.4	4.3
Volatility	31.8%	36.0%	42.2%
Risk-free interest rate	2.7%	1.9%	1.1%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2015	7.0	$20.03
Granted	1.5	25.65
Forfeited	(0.3)	34.82
Exercised	(2.0)	10.45
Balance—December 31, 2016	6.2	23.79
Granted	0.5	37.34
Forfeited	(0.2)	31.75
Exercised	(2.2)	19.19
Balance—December 31, 2017	4.3	27.50
Granted	0.8	52.09
Forfeited	(0.2)	32.24
Exercised	(1.9)	24.96
Balance—December 31, 2018	3.0	$35.53
Options vested and expected to vest—December 31, 2018	3.0	$35.53	4.00	$105.6
Options exercisable—December 31, 2018	1.6	$28.91	2.67	$66.3

The aggregate intrinsic value represents the pre-tax difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2018, for all in-the-money stock options. As of December 31, 2018, total compensation expense related to unvested stock options granted to employees but not yet recognized was $16.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.60 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Weighted-average fair value per share granted	$16.03	$12.15	$9.14
Intrinsic value of options exercised	62.2	42.7	40.3
Fair value of options vested	7.2	8.1	5.4

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2018, as follows (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.94–24.92	1.0	3.34	23.50	0.7	23.37
26.49–33.31	0.7	1.69	29.30	0.6	28.90
36.70–39.49	0.4	5.06	37.42	0.2	37.50
48.83–49.06	0.8	5.74	49.02	0.1	48.85
58.29–76.22	0.1	6.52	68.29	—	—
	3.0			1.6

Employee Stock Purchase Plan

In determining the fair value of the ESPP, which was terminated in February 2019, we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term in years	0.5	0.5	0.5
Volatility	28.9%	29.5%	39.4%
Risk-free interest rate	2.0%	0.9%	0.4%
Dividend rate	—%	—%	—%

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Weighted-average fair value per share granted	$14.14	$8.73	$7.68
Shares issued under the ESPP	1.1	1.1	1.2
Weighted-average price per share issued	$35.32	$29.52	$21.01

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2018
Reserved for future equity award grants	52.7
Outstanding stock options and RSUs	10.8
Reserved for future ESPP issuances	1.9
Total common stock reserved for future issuances	65.4

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of product revenue	$1.5	$1.4	$1.2
Cost of service revenue	10.8	9.5	8.8
Research and development	36.4	32.2	30.1
Sales and marketing	95.6	78.0	68.1
General and administrative	18.6	16.1	14.2
Total stock-based compensation expense	$162.9	$137.2	$122.4

The following table summarizes stock-based compensation expense by award type (in millions):

	Year Ended December 31,
	2018	2017	2016
RSUs	$143.9	$119.8	$107.1
Stock options	8.8	7.3	6.6
ESPP	10.2	10.1	8.7
Total stock-based compensation expense	$162.9	$137.2	$122.4

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit associated with stock-based compensation	$24.9	$30.9	$29.2

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In 2016 and 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $700.0 million, respectively, to a total of $1.0 billion. In July 2018, our board of directors approved a $500.0 million increase in the authorized stock repurchase under the Repurchase program and extended the term of the Repurchase Program to December 31, 2019, bringing the aggregate amount authorized to be repurchased to $1.5 billion of our outstanding common stock through December 31, 2019. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2018, we repurchased 3.8 million shares of common stock under the Repurchase Program in open market

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions for an aggregate purchase price of $209.1 million. As of December 31, 2018, $733.8 million remained available for future share repurchases under the Repurchase Program.

12.     INCOME TAXES

Income before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Domestic	$0.3	$(40.7)	$(49.7)
Foreign	250.6	164.7	92.8
Total income before income taxes	$250.9	$124.0	$43.1

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(12.6)	$34.7	$7.9
State	2.0	0.8	0.8
Foreign	36.9	27.7	17.8
Total current	$26.3	$63.2	$26.5
Deferred:
Federal	$(125.5)	$39.1	$(10.0)
State	14.4	(9.3)	(4.9)
Foreign	3.5	(0.4)	(0.7)
Total deferred	(107.6)	29.4	(15.6)
Provision for (benefit from) income taxes	$(81.3)	$92.6	$10.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory tax rate	$52.7	$43.4	$15.1
Foreign income taxed at different rates	(21.5)	(19.5)	(13.7)
Foreign withholding taxes	20.1	17.4	15.0
Stock-based compensation expense	(14.3)	9.5	10.0
Foreign tax credit	(15.8)	(12.8)	(35.0)
State taxes—net of federal benefit	1.2	(3.5)	(4.2)
Research and development credit	(5.0)	(4.0)	(2.7)
Valuation allowance	14.9	—	—
Dividend distribution	(3.8)	—	27.3
Impact of the 2017 Tax Act:
Deferred tax asset remeasurement due to reduction in the federal corporate income tax rate	—	47.9	—
One-time transition tax	32.6	15.2	—
Global Intangible Low-Taxed Income	20.5	—	—
Book-to-Tax Basis differences	(164.0)	—	—
Other	1.1	(1.0)	(0.9)
Total provision for (benefit from) income taxes	$(81.3)	$92.6	$10.9

There are permanent differences that arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock grants to certain foreign employees, this is offset by the actual tax benefits in the current periods from shares held by our U.S. employees. In 2018, this excess tax benefit was greater than the non-deductible stock-based compensation expense.

We have realigned our tax structure in order to maximize the tax efficiency of our group structure and better align with our business operations as a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”). This realignment resulted in a book-to-tax basis difference for previously taxed off-shore deferred revenue as well as other book-to-tax difference. The basis differences resulted in a $164.0 million benefit to the 2018 tax provision.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Under GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. In December 2017, the staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected an additional $32.6 million increase related to the transition tax in the 2018 income tax expense. We expect further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The 2017 Tax Act also creates a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of a CFC’s U.S. shareholder. In 2018, there was also a $20.5 million expense for the GILTI tax regime that was introduced by the 2017 Tax Act.

Under GAAP, we are allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into a company’s measurement of its deferred taxes. Our selection of an accounting policy for 2018 with respect to the GILTI tax rules was to treat GILTI tax as a current period expense under the period cost method.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2018	December 31, 2017
Deferred tax assets:
General business credit carryforward	$29.5	$49.9
Deferred revenue	223.9	37.4
Reserves and accruals	26.6	23.0
Net operating loss carryforward	13.5	15.7
Stock-based compensation expense	16.2	12.3
Depreciation and amortization	3.3	8.8
Other	—	(0.2)
Total deferred tax assets	313.0	146.9
Less: Valuation allowance	(14.9)	—
Deferred tax assets, net of valuation allowance	298.1	146.9
Deferred tax liabilities:
Deferred contract costs	(52.1)	—
Total deferred tax liabilities	(52.1)	—
Net deferred tax assets	$246.0	$146.9

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we would be able to realize the benefits of our deferred tax assets in the future except for California research and development (“R&D”) credits carryforward. We anticipate having sufficient current year generated California R&D credits to cover the same year California tax liability for tax year 2018 and subsequent years. As a result, we recorded a valuation allowance of $14.9 million against California R&D credits carryforwards (net of the unrecognized tax benefits), as it is more likely than not these deferred tax assets will not be realized.

As of December 31, 2018, we had $47.3 million in federal net operating loss carryforwards to offset future income, which is limited by Section 382 of the Internal Revenue Code (“Section 382”) due to the acquisition of Meru, AccelOps and Bradford. With the acquisition of Meru, we had $22.6 million in federal net operating loss carryforwards which is limited by Section 382 available from year 2020. With the acquisition of AccelOps, we had $19.9 million in federal net operating loss carryforwards from 2016 and that are limited by Section 382. With the acquisition of Bradford, we had $8.6 million in federal net operating loss carryforwards from 2018 and that are limited by Section 382 available from July 2018. In 2018, it is estimated that the NOL carryforwards of $3.0 million from AccelOps and $0.8 million from Bradford will be utilized. We had $7.8 million federal tax credits to offset future federal taxes. As of December 31, 2018, we had $36.7 million in California net operating loss carryforwards including $22.1 million from Meru and $14.6 million from AccelOps, both of which are limited by Section 382. We had state tax credit carryforwards of $24.0 million available to offset our future state taxes. The state credits carry forward indefinitely.

Under the 2017 Tax Act, starting on January 1, 2018, we are no longer subject to federal income tax on earnings remitted from our foreign subsidiaries. We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, and have determined that we will be repatriating certain unremitted foreign earnings which was previously deemed indefinitely reinvested. For those investments from which we were able to make a reasonable estimate of the tax effects of such repatriation, we have recorded a provisional estimate for withholding and state taxes. For those investments from which we were not able to make a reasonable estimate, we have not recorded any deferred taxes.

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2021, and may be extended if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2018, we had $63.5 million of unrecognized tax benefits, of which, if recognized, $58.8 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2018, 2017 and 2016, accrued interest and penalties were $11.6 million, $13.5 million and $9.5 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of year	$72.5	$65.5	$59.7
Gross increases for tax positions related to the current year	8.6	13.2	4.8
Gross decreases for tax positions related to the current year	—	(10.7)	—
Gross increases for tax positions related to the prior year	6.0	7.0	1.7
Gross decreases for tax positions related to prior year	(9.5)	(0.9)	(0.7)
Gross decreases for tax positions related to prior year audit settlements	(6.4)	(1.6)	—
Gross decreases for tax positions related to expiration of statute of limitations	(7.7)	—	—
Unrecognized tax benefits, end of year	$63.5	$72.5	$65.5

As of December 31, 2018, 2017 and 2016, $77.5 million, $90.2 million and $68.6 million, respectively, of the amounts reflected above were recorded as Income tax liabilities—non-current in our consolidated balance sheet.

We recorded a net decrease of gross unrecognized tax benefits of approximately $9.0 million during the year ended December 31, 2018. The net decrease was primarily due to the reversal of gross unrecognized tax benefit in connection with the lapse of statutes of limitations in foreign jurisdictions and the audit settlement, offset by the increases related to 2018 gross unrecognized tax benefits.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $10.1 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2009. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We have closed the Internal Revenue Service audit for tax years 2012, 2013 and 2014 at the field level. In March 2018, we received a refund of $6.8 million for a carry-back claim approved in this audit. In October 2018, the French tax authorities notified us that they had closed the permanent establishment audits of Fortinet, Inc. and Fortinet Singapore for tax years from 2007 to 2015 with no tax adjustments. We currently have ongoing tax audits in the United Kingdom, Israel, India and Italy. The focus of these audits is the inter-company profit allocation.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera Corp v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. On August 7, 2018, the Ninth Circuit withdrew the opinions filed July 24, 2018 to allow time for the reconstituted panel to confer on the appeal. In the Altera case, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. We continue to treat our stock-based compensation expense in accordance with Tax Court Opinion. We also continue to monitor developments in this case and any impact it could have on our tax provision.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan, permits participating U.S. employees to defer a portion of their pre-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2018, 2017 and 2016 were $5.7 million, $4.7 million and $4.4 million, respectively.

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
Revenue by geographic region is based on the billing address of our distributors and direct customer. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2018	2017	2016
Americas:
United States	$577.2	$496.9	$426.4
Latin America (“LATAM”)	120.8	92.1	66.0
Canada	64.9	53.3	44.3
Total Americas	762.9	642.3	536.7
Europe, Middle East and Africa (“EMEA”)	678.0	554.6	477.4
Asia Pacific (“APAC”)	360.3	298.0	261.3
Total revenue	$1,801.2	$1,494.9	$1,275.4

Property and Equipment—net	December 31, 2018	December 31, 2017
Americas:
United States	$132.1	$115.6
Canada	113.5	103.8
LATAM	0.4	0.3
Total Americas	246.0	219.7
EMEA	16.2	17.7
APAC	9.2	8.0
Total property and equipment—net	$271.4	$245.4

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss for 2017 (in millions):

	Year Ended December 31, 2017
	Unrealized Losses on Investments	Tax benefit (provision) related to unrealized gains or losses on investments	Total
Beginning balance	$(1.2)	$0.4	$(0.8)
Other comprehensive income before reclassifications	(0.9)	0.3	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.8	(0.2)	0.6
Net current-period other comprehensive income	(0.1)	0.1	—
Ending balance	$(1.3)	$0.5	$(0.8)

Amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in Other income (expense)—net and in Provision for income taxes, respectively. We do not have any material changes to accumulated other comprehensive income during 2018.

16.     SUBSEQUENT EVENTS

Share Repurchase Program

Subsequent to December 31, 2018, through the filing of this Annual Report on Form 10-K, we repurchased 0.8 million shares of our common stock, for an aggregate purchase price of $56.3 million at an average price of $72.19 per share, under the Repurchase Program.

2011 Employee Stock Purchase Plan

Our board of directors voluntarily determined to terminate the ESPP, effective February 2019 at the completion of the prior offering period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In January 2018, we implemented certain internal controls over financial reporting in connection with our adoption of Topic 606. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in its method of accounting for revenue due to adoption of the new revenue standard.

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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2019

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2018, 2017 and 2016, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2018 (1)	2017	2016
	(in millions)
Sales Returns Reserve and Allowance for Doubtful Accounts:
Beginning balance	$14.5	$11.2	$6.2
Charged to costs and expenses, net of deductions	—	3.3	5.0
Reclassification due to adoption of Topic 606 (1)	(13.6)	—	—
Ending balance	$0.9	$14.5	$11.2
(1) Effective January 1, 2018, we reclassified our sales returns reserve in the amount of $13.6 million from accounts receivable to accrued liabilities, in connection with the adoption of Topic 606. The ending balance for the year ended December 31, 2018 consists only of the allowance for doubtful accounts.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.1

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.2

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	2000 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.2

10.3†	2008 Stock Plan and forms of agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.3

10.4†	2009 Equity Incentive Plan and forms of restricted stock unit award and restricted stock agreement thereunder	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.4

10.5†	Forms of stock option agreement under 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.6†	Form of performance stock unit award agreement under 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.7†	Forms of restricted stock unit award and performance stock unit award agreement under 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.8†	Fortinet, Inc. 2011 Employee Stock Purchase Plan	Current Report on Form 8-K (File No. 001-34511)	June 27, 2011	10.1

10.9†	Meru Networks, Inc. 2010 Equity Incentive Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.1

10.10†	Meru Networks, Inc. 2013 New Employee Stock Inducement Plan	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.2

10.11†	Forms of Fortinet, Inc. Restricted Stock Unit Assumption Agreement	Registration Statement on Form S-8 (File No. 333-205958)	July 30, 2015	99.3

10.12†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.13†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.14†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.15†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Ken Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.15

10.16†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Michael Xie	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.16

10.17†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and John Whittle	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.17

10.18†	Amended and Restated Change of Control Agreement, dated as of February 4, 2016, between the Company and Andrew Del Matto	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2016	10.18

10.19†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.20†	Offer Letter, dated as of December 17, 2013, by and between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.1

10.21†	Letter regarding stock grants, dated as of December 17, 2013, between the Company and Andrew Del Matto	Current Report on Form 8-K (File No. 001-34511)	December 20, 2013	99.2

10.22†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.23†	Change of Control Severance Agreement, dated as of February 4, 2016, between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.23

10.25†	Amendment No. 1 to Change of Control Severance Agreement, dated as of May 1, 2018, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2018	10.1

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Instance Document

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2019.

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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 26, 2019
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 26, 2019
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 26, 2019
Michael Xie

/s/ Peter D. Cohen	Director	February 26, 2019
Peter D. Cohen

/s/ Ming Hsieh	Director	February 26, 2019
Ming Hsieh

/s/ Gary Locke	Director	February 26, 2019
Gary Locke

/s/ William H. Neukom	Director	February 26, 2019
William H. Neukom

/s/ Christopher B. Paisley	Director	February 26, 2019
Christopher B. Paisley

/s/ Judith Sim	Director	February 26, 2019
Judith Sim