Form 10-Q
period 2019-03-31
FORTINET INC
filed 2019-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 Par Value	FTNT	The Nasdaq Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of exchange on which registered)
As of April 30, 2019, there were 170,760,612 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,216.9	$1,112.4
Short-term investments	584.9	537.2
Accounts receivable—Net	381.0	444.5
Inventory	88.4	90.0
Prepaid expenses and other current assets	42.1	36.8
Total current assets	2,313.3	2,220.9
LONG-TERM INVESTMENTS	50.2	67.0
PROPERTY AND EQUIPMENT—NET	272.0	271.4
DEFERRED CONTRACT COSTS	190.5	182.6
DEFERRED TAX ASSETS	262.7	255.0
GOODWILL	38.2	38.2
OTHER INTANGIBLE ASSETS—NET	19.1	22.1
OTHER ASSETS	59.7	20.8
TOTAL ASSETS	$3,205.7	$3,078.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69.2	$86.4
Accrued liabilities	88.7	77.5
Accrued payroll and compensation	81.0	98.4
Income taxes payable	24.3	28.2
Deferred revenue	991.1	965.9
Total current liabilities	1,254.3	1,256.4
DEFERRED REVENUE	774.7	720.9
INCOME TAX LIABILITIES	80.7	77.5
OTHER LIABILITIES	37.9	13.0
Total liabilities	2,147.6	2,067.8
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 170.7 and 169.8 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	0.2	0.2
Additional paid-in capital	1,108.1	1,068.3
Accumulated other comprehensive loss	(0.2)	(0.8)
Accumulated deficit	(50.0)	(57.5)
Total stockholders’ equity	1,058.1	1,010.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,205.7	$3,078.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUE:
Product	$162.7	$142.8
Service	309.9	256.2
Total revenue	472.6	399.0
COST OF REVENUE:
Product	70.2	58.2
Service	42.8	39.0
Total cost of revenue	113.0	97.2
GROSS PROFIT:
Product	92.5	84.6
Service	267.1	217.2
Total gross profit	359.6	301.8
OPERATING EXPENSES:
Research and development	68.6	59.1
Sales and marketing	215.9	185.3
General and administrative	24.5	25.0
Total operating expenses	309.0	269.4
OPERATING INCOME	50.6	32.4
INTEREST INCOME	10.2	4.5
OTHER EXPENSE—NET	(0.5)	(0.2)
INCOME BEFORE INCOME TAXES	60.3	36.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1.5	(4.9)
NET INCOME	$58.8	$41.6
Net income per share (Note 9):
Basic	$0.35	$0.25
Diluted	$0.34	$0.24
Weighted-average shares outstanding:
Basic	170.2	167.7
Diluted	174.8	171.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$58.8	$41.6
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	1.0	(1.2)
Tax provision related to change in unrealized gains (losses) on investments	0.3	—
Other comprehensive income (loss)	0.7	(1.2)
Comprehensive income	$59.5	$40.4

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.7	—	1.6	—	—	1.6
Repurchase and retirement of common stock	(0.8)	—	(4.8)	—	(51.4)	(56.2)
Stock-based compensation expense	—	—	43.0	—	—	43.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	0.7	—	0.7
Net income	—	—	—	—	58.8	58.8
BALANCE—March 31, 2019	170.7	$0.2	$1,108.1	$(0.2)	$(50.0)	$1,058.1

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2017	167.9	$0.2	$909.6	$(0.8)	$(319.6)	$589.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.6	—	25.4	—	—	25.4
Repurchase and retirement of common stock	(2.5)	—	(13.6)	—	(101.9)	(115.5)
Stock-based compensation expense	—	—	36.5	—	—	36.5
Cumulative effect adjustments from adoption of Topic 606	—	—	—	—	117.3	117.3
Net unrealized gain on investments - net of tax	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	41.6	41.6
BALANCE—March 31, 2018	168.0	$0.2	$957.9	$(2.0)	$(262.6)	$693.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58.8	$41.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	43.0	36.5
Amortization of deferred contract costs	25.1	20.8
Depreciation and amortization	15.7	13.2
Amortization of investment premiums, net of accretion of purchase discounts	(1.1)	0.1
Other	0.3	0.3
Changes in operating assets and liabilities:
Accounts receivable—net	63.6	48.9
Inventory	(2.6)	(7.3)
Prepaid expenses and other current assets	(5.9)	1.2
Deferred contract costs	(32.9)	(32.5)
Deferred tax assets	(8.0)	(9.6)
Other assets	0.1	(0.9)
Accounts payable	(18.0)	(13.6)
Accrued liabilities	3.9	(4.7)
Accrued payroll and compensation	(18.1)	(10.0)
Other liabilities	(0.9)	(0.6)
Deferred revenue	79.0	64.1
Income taxes payable	(0.7)	(7.8)
Net cash provided by operating activities	201.3	139.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(264.5)	(134.9)
Sales of investments	8.1	16.3
Maturities of investments	227.6	104.7
Purchases of property and equipment	(10.2)	(11.6)
Net cash used in investing activities	(39.0)	(25.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(60.4)	(115.5)
Proceeds from issuance of common stock	34.6	45.1
Taxes paid related to net share settlement of equity awards	(32.0)	(19.2)
Net cash used in financing activities	(57.8)	(89.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	104.5	24.6
CASH AND CASH EQUIVALENTS—Beginning of period	1,112.4	811.0
CASH AND CASH EQUIVALENTS—End of period	$1,216.9	$835.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$3.5	$—
Cash paid to settle liability incurred for repurchase of common stock	$4.2	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$4.3	$4.9
Liability for purchase of property and equipment and asset retirement obligations	$7.6	$3.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2019. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements for the year ended December 31, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2019, except for the accounting policies for leases that were updated as a result of adopting Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842) (“Topic 842”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 10.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Topic 842, which requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the condensed consolidated balance sheet. We adopted Topic 842 and its related amendments as of January 1, 2019 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, not reassess lease classification and not reassess initial direct costs.

Under the new guidance, we determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception or upon modification of a contract. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). We have elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

The primary impact of adopting Topic 842 was the recognition of ROU assets and lease liabilities for operating leases of $39.1 million and $40.6 million, respectively, on January 1, 2019, which included reclassifying prepaid rent and deferred

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rent as a component of the ROU asset. Topic 842 did not have a material impact on our condensed consolidated statements of income and cash flows.

The ROU assets and the short-term and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our condensed consolidated balance sheets, respectively. Our accounting for finance leases (formerly referred to as capital leases prior to the adoption of Topic 842) remains substantially unchanged. Finance leases are not material to our condensed consolidated financial statements.

Lease expense for lease payments for our operating leases is recognized on a straight-line basis over the term of the lease.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”) from accumulated other comprehensive income to retained earnings. We adopted ASU 2018-02 on January 1, 2019 and elected to reclassify $0.1 million of stranded tax effects as of that date.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASU 2018-07 expands the scope of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”), to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505, Equity, by moving it to ASC 718. We adopted ASU 2018-07 on January 1, 2019, ASU 2018-07 did not have a material impact to our condensed consolidated financial statements.

Recent Accounting Standards Not Yet Effective

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles-Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for us beginning January 1, 2020, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 to our condensed consolidated financial statements.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018, the FASB issued ASU 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, as a subsequent amendment to the initial guidance (collectively, Topic 326). Topic 326 requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans and held-to-maturity debt securities. Topic 326 is effective for us beginning on January 1, 2020, and early adoption is permitted. We are currently assessing the impact of Topic 326 on our condensed consolidated financial statements.

2.     REVENUE RECOGNITION

Our revenue consists of product and service revenue. Product revenue primarily consists of sales from our FortiGate products. Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Product	$162.7	$142.8
Service:
Security subscription	169.6	136.6
Technical support and other	140.3	119.6
Total service revenue	309.9	256.2
Total revenue	$472.6	$399.0

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.77 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next one to two years, with the remaining balance to be recognized in three to five years.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by an allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.8 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended March 31, 2019 and March 31, 2018 were $25.1 million and $20.8 million, respectively. No impairment loss was recognized during the three months ended March 31, 2019 or March 31, 2018.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

During the three months ended March 31, 2019 and March 31, 2018, we recognized $288.6 million and $239.1 million in revenue that was included in the deferred revenue balance as of December 31, 2018 and December 31,2017, respectively.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$348.1	$0.3	$(0.6)	$347.8
Commercial paper	150.6	—	—	150.6
Certificates of deposit and term deposits (1)	70.8	—	—	70.8
U.S. government and agency securities	65.9	—	—	65.9
Total available-for-sale securities	$635.4	$0.3	$(0.6)	$635.1

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$299.5	$—	$(1.2)	$298.3
Commercial paper	102.5	—	—	102.5
Certificates of deposit and term deposits (1)	145.8	—	—	145.8
U.S. government and agency securities	57.7	—	(0.1)	57.6
Total available-for-sale securities	$605.5	$—	$(1.3)	$604.2

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$86.1	$(0.1)	$77.5	$(0.5)	$163.6	$(0.6)
Commercial paper	84.6	—	—	—	84.6	—
Certificates of deposit and term deposits	5.0	—	—	—	5.0	—
U.S. government and agency securities	21.2	—	3.5	—	24.7	—
Total available-for-sale securities	$196.9	$(0.1)	$81.0	$(0.5)	$277.9	$(0.6)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$150.1	$(0.2)	$93.5	$(1.0)	$243.6	$(1.2)
Commercial paper	75.6	(0.1)	—	—	75.6	(0.1)
Certificates of deposit and term deposits	51.7	—	—	—	51.7	—
U.S. government and agency securities	39.0	—	3.5	—	42.5	—
Total available-for-sale securities	$316.4	$(0.3)	$97.0	$(1.0)	$413.4	$(1.3)

The contractual maturities of our investments were as follows (in millions):

	March 31, 2019	December 31, 2018
Due within one year	$584.9	$537.2
Due within one to three years	50.2	67.0
Total	$635.1	$604.2

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized gains and losses on available-for-sale securities were insignificant in the periods presented and are included in other expense—net in our condensed consolidated statements of income. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of March 31, 2019.

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

We measure the fair value of money market funds and certain U.S. government and agency securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or model-driven valuations using significant inputs derived from or corroborated by observable market data.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019				December 31, 2018
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$349.9	$—	$349.9	$—	$299.3	$—	$299.3	$—
Commercial paper	201.0	—	201.0	—	184.7	—	184.7	—
Certificates of deposit and term deposits	70.8	—	70.8	—	217.4	—	217.4	—
U.S. government and agency securities	65.9	53.5	12.4	—	57.6	45.3	12.3	—
Money market funds	14.0	14.0	—	—	58.6	58.6	—	—
Total	$701.6	$67.5	$634.1	$—	$817.6	$103.9	$713.7	$—

Reported as:
Cash equivalents	$66.5				$213.4
Short-term investments	584.9				537.2
Long-term investments	50.2				67.0
Total	$701.6				$817.6

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019 and year ended December 31, 2018.

4.     INVENTORY

Inventory consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Raw materials	$10.7	$13.3
Finished goods	77.7	76.7
Inventory	$88.4	$90.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Land	$75.7	$75.7
Building and building improvements	144.5	144.2
Computer equipment and software	98.7	95.9
Leasehold improvements	19.0	17.9
Evaluation units	20.1	20.5
Furniture and fixtures	16.2	15.7
Construction-in-progress	16.8	12.3
Total property and equipment	391.0	382.2
Less: accumulated depreciation	(119.0)	(110.8)
Property and equipment—net	$272.0	$271.4

Depreciation expense was $12.7 million and $11.4 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $9.1 million as of March 31, 2019 and December 31, 2018. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. As of March 31, 2019, no events have occurred that would affect the carrying value of these investments.

7.     BUSINESS COMBINATIONS

ZoneFox Holdings Limited

On October 22, 2018, we acquired all outstanding shares of ZoneFox Holdings Limited (“ZoneFox”), a privately held cloud-based company providing insider threat detection and response. ZoneFox is headquartered in Edinburgh, Scotland. We expect the ZoneFox acquisition will allow us to provide additional user and entity behavior analytics features.

Under the business combination method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”), the total purchase price was allocated to ZoneFox’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The purchase price for ZoneFox was $16.1 million, of which $12.5 million was allocated to goodwill that was non-deductible for tax purposes, and $6.8 million was allocated to identifiable intangible assets the majority of which was developed technology offset by $3.2 million of net liabilities assumed. Acquisition-related costs related to the ZoneFox acquisition were not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of March 31, 2019, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the performance conditions.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a provider of network access control security products and services. We believe that this acquisition will extend the Fortinet Security Fabric to include network access control that helps with a security assessment related to devices accessing the network, including Internet of Things devices.

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

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of March 31, 2019, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the performance conditions.

Pro forma information has not been presented for these acquisitions as the impact to our condensed consolidated financial statements was not material.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of March 31, 2019 and December 31, 2018, we had goodwill of $38.2 million. There were no impairments to goodwill during the three months ended March 31, 2019 or during prior periods.

Other Intangible Assets—net

The following tables present other intangible assets—net as of March 31, 2019 and December 31, 2018 (in millions, except years):

	March 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$19.1	$15.3
Customer relationships	4.4	17.5	13.7	3.8
Total other intangible assets—net		$51.9	$32.8	$19.1

	December 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$17.0	$17.4
Customer relationships	4.4	17.5	12.8	4.7
Total other intangible assets—net		$51.9	$29.8	$22.1

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $3.0 million and $1.8 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2019 (the remainder of 2019)	$7.3
2020	6.2
2021	3.5
2022	2.1
Total	$19.1

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”), stock options and our Employee Stock Purchase Plan (the “ESPP”), which was terminated in February 2019 at the completion of the prior offering period. Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net income	$58.8	$41.6

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	170.2	167.7
Diluted shares:
Weighted-average common stock outstanding-basic	170.2	167.7
Effect of potentially dilutive securities:
RSUs	3.3	2.7
Stock options	1.3	1.3
ESPP	—	0.1
Weighted-average shares used to compute diluted net income per share	174.8	171.8
Net income per share:
Basic	$0.35	$0.25
Diluted	$0.34	$0.24

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
RSUs	0.7	1.1
Stock options	0.3	0.5
ESPP	—	0.2
Total	1.0	1.8

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms of less than one year to approximately eight years, some of which include one or more options to renew, with renewal terms of up to five years. We do not include any of our renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement. Our finance leases are not material to our financial statements.

The components of lease expense were as follows (in millions):

Three Months Ended
March 31, 2019
Operating lease expense	$3.6
Variable lease expense (1)	0.6
Short-term lease expense	0.7
Total lease expense	$4.9

(1) Variable lease expense for the three months ended March 31, 2019 predominantly included common area maintenance charges and parking expense.

Rent expense was $4.1 million during the three months ended March 31, 2018. Rent expense was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of a lease.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

		Three Months Ended
	Classification	March 31, 2019
Operating lease ROU assets - non-current	Other assets	$39.2

Operating lease liabilities - current	Accrued liabilities	$11.9
Operating lease liabilities - non-current	Other liabilities	27.5
Total operating lease liabilities		$39.4

Weighted average remaining lease term in years - operating leases		4.1
Weighted average discount rate - operating leases		3.1%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4.6

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$3.5

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in millions):

Year ending December 31,	Amount
2019 (the remainder of 2019)	$9.7
2020	11.6
2021	8.2
2022	5.0
2023	3.7
Thereafter	3.8
Total lease payments	$42.0
Less imputed interest	(2.6)
Total	$39.4

As of March 31, 2019, we had additional minimum lease payments of $1.5 million relating to operating office space lease which was signed but had not yet commenced and therefore excluded from the table above. This lease will commence during 2019 with a lease term of approximately 5 years.

The following table summarizes our future principal contractual obligations for operating lease commitments as of December 31, 2018 (in millions):

Year ending December 31,	Amount
2019	$17.1
2020	12.2
2021	8.5
2022	5.0
2023	3.6
Thereafter	3.7
Total	$50.1

Total future principal contractual obligations for operating lease commitments as of December 31, 2018 exceeded our undiscounted lease liability as of Topic 842 adoption date, primarily because the lease liability did not include short-term lease payments, which were excluded due to the adoption of the short-term lease exemption, and minimum lease payments relating to an operating office space lease that was signed but had not yet commenced.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of March 31, 2019 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Inventory purchase commitments	$202.2	$191.4	$10.8	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of March 31, 2019, we had $202.2 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2019, we had $15.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.

As previously disclosed, in October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information on events from over two years ago related to our compliance with the Trade Agreements Act. We cooperated with the inquiry, and settled this matter with the United States Attorney’s Office.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted RSUs and stock options. We also previously had an ESPP for eligible employees, which was terminated in February 2019. As of March 31, 2019, there were a total of 59.5 million shares of common stock available for grant under our stock-based compensation plans.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2018	7.8	$46.07
Granted	1.6	84.75
Forfeited	(0.1)	50.42
Vested	(1.3)	41.95
Balance—March 31, 2019	8.0	$54.40

As of March 31, 2019, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $394.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.0 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirement. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Shares withheld for taxes	0.4	0.4
Amount withheld for taxes	$32.0	$19.2

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2019	March 31, 2018
Expected term in years	4.4	4.4
Volatility	34.2%	31.7%
Risk-free interest rate	2.5%	2.6%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	3.0	$35.53
Granted	0.6	84.49
Forfeited	—	—
Exercised	(0.5)	28.67
Balance—March 31, 2019	3.1	$46.56
Options vested and expected to vest—March 31, 2019	3.1	$46.56	4.87	$116.0
Options exercisable—March 31, 2019	1.4	$32.02	3.65	$71.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2019 for all in-the-money stock options. As of March 31, 2019, total compensation expense related to unvested stock options granted to employees but not yet recognized was $31.2 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.2 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted-average fair value per share granted	$27.12	$15.02
Intrinsic value of options exercised	27.2	23.7
Fair value of options vested	4.2	2.8

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cost of product revenue	$0.4	$0.4
Cost of service revenue	2.8	2.5
Research and development	9.4	8.4
Sales and marketing	25.4	20.9
General and administrative	5.0	4.3
Total stock-based compensation expense	$43.0	$36.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
RSUs	$39.2	$32.0
Stock options	2.5	2.0
ESPP	1.3	2.5
Total stock-based compensation expense	$43.0	$36.5

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Income tax benefit associated with stock-based compensation	$10.0	$6.0

Share Repurchase Program

Under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), the repurchase of up to $1.5 billion of our outstanding common stock is authorized through December 31, 2019. Share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended March 31, 2019, we repurchased 0.8 million shares of common stock under the Repurchase Program in open market transactions at an average price of $72.19 per share, for an aggregate purchase price of $56.2 million. As of March 31, 2019, $677.5 million remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Our effective tax rate was 2% for the three months ended March 31, 2019, compared to an effective tax rate benefit of 13% for the same period last year. The effective tax rates for the periods presented are comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended March 31, 2019 and March 31, 2018 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $17.5 million and $8.5 million, respectively, which were offset by a tax benefit from stock-based compensation of $16.0 million and $5.6 million, respectively. The tax rate for the three months ended by March 31, 2018 was further impacted by a tax benefit of $7.8 million for the release of reserves on uncertain tax positions including interest due to the close of the Internal Revenue Service (“IRS”) audit.

As of March 31, 2019 and December 31, 2018, unrecognized tax benefits were $65.9 million and $63.5 million, respectively. If recognized, an amount of $61.0 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2019 and December 31, 2018, accrued interest and penalties were $12.9 million and $11.6 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $10.0 million in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and non-U.S. income tax examinations by tax authorities for tax years prior to 2010. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We currently have ongoing tax audits in the United Kingdom and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act. On August 7, 2018, the Ninth Circuit withdrew the opinions filed on July 24, 2018 to allow time for the reconstituted panel to confer on the appeal. In Altera, the taxpayer challenged IRS regulations that required participants in qualified cost sharing arrangements to share stock-based compensation costs. The U.S. Tax Court had invalidated those regulations, in part because the Treasury Department failed to adequately consider significant taxpayer comments when adopting them. We continue to treat our stock-based compensation expense in accordance with the opinion of the Altera ruling. We also continue to monitor developments in this case and any impact it could have on our tax provision.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2019 and March 31, 2018 were $1.7 million and $1.5 million, respectively.

15.     SEGMENT INFORMATION

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
Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2019	March 31, 2018
Americas:
United States	$150.3	$133.9
Other Americas (1)	50.2	41.9
Total Americas	200.5	175.8
Europe, Middle East and Africa (“EMEA”)	177.2	144.5
Asia Pacific (“APAC”)	94.9	78.7
Total revenue	$472.6	$399.0
(1) In 2019, Canada and Latin America revenue were combined and presented as Other Americas. Prior periods have been reclassified to conform with current period presentation.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—net	March 31, 2019	December 31, 2018
Americas:
United States	$136.0	$132.1
Canada	111.8	113.5
Latin America	0.3	0.4
Total Americas	248.1	246.0
EMEA (1)	15.0	16.2
APAC	8.9	9.2
Total property and equipment—net	$272.0	$271.4
(1) In 2019, France and Other EMEA property and equipment were combined and presented as EMEA. Prior periods have been reclassified to conform with current period presentation.

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2019	March 31, 2018
Exclusive Networks Group	30%	29%
Ingram Micro	11%	*
* Represents less than 10%

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	March 31, 2019	December 31, 2018
Exclusive Networks Group	34%	38%
Ingram Micro	10%	*
* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated balances of other comprehensive loss (in millions):

	Unrealized Losses on Investments	Tax benefit (provision) related to unrealized gains or losses on investments	Total
Balance—December 31, 2018	$(1.3)	$0.5	$(0.8)
Other comprehensive income before reclassifications	1.0	(0.3)	0.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Net current-period other comprehensive income	1.0	(0.4)	0.6
Balance—March 31, 2019	$(0.3)	$0.1	$(0.2)

We adopted ASU 2018-02 on January 1, 2019, and elected to reclassify the income tax effects of the 2017 Tax Act to retained earnings at the beginning of the period. Other amounts reclassified from accumulated other comprehensive loss for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in other expense—net and in provision for (benefit from) income taxes, respectively.

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

•	risks and expectations related to acquisitions or sales of assets, including integration issues related to product plans and products, including the acquired technology;

•	continued investments in research and development;

•	managing our continued investments in sales and marketing, and the impact of those investments;

•	expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”);

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

•	statements regarding expected outcomes and liabilities in litigation;

•	our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption and impact of new accounting standards, including those related to accounting for leases.

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, such as enterprises, communication service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Security Fabric platform, which features automated protection, detection and responses.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, software-defined wide-area network, secure sockets layer data leak prevention, virtual private network, switch and wireless controller and wide area network edge. Our network security appliances include our FortiOS operating system, which provides the foundation for FortiGate security functions, and FortiASIC integrated circuit, which is designed to accelerate the processing of security and networking functions. Our customers may also purchase FortiGuard subscription services to receive threat intelligence updates. We provide standard technical support across all of our products through our FortiCare support services. We also offer services to end-customers including Technical Account Managers, Resident Engineers and professional service consultants for implementations, as well as training services to our end-customers and channel partners.

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

•
Internet of Things and Operational Technology—The proliferation of Internet of Things (“IoT”) and the digitization of Operational Technology (“OT”) devices has generated new opportunities for us to grow our business. With both IOT and OT, network-connected devices are generating data that moves between devices, across locations and in private and public cloud environments; these networks and devices require cybersecurity to ensure their safety and privacy.

Financial Highlights

•
We recorded total revenue of $472.6 million during the three months ended March 31, 2019, an increase of 18% compared to $399.0 million in the same period last year. Product revenue was $162.7 million during the three months ended March 31, 2019, an increase of 14% compared to $142.8 million in the same period last year. Service revenue was $309.9 million during the three months ended March 31, 2019, an increase of 21% compared to $256.2 million in the same period last year.

•	We generated operating income of $50.6 million during the three months ended March 31, 2019, an increase of 56% compared to $32.4 million in the same period last year.

•	Cash, cash equivalents and investments were $1.85 billion as of March 31, 2019, an increase of $135.4 million, or 8%, from December 31, 2018.

•	Deferred revenue was $1.77 billion as of March 31, 2019, an increase of $79.0 million, or 5%, from December 31, 2018.

•	We generated cash flows from operating activities of $201.3 million during the three months ended March 31, 2019, an increase of $61.6 million, or 44%, compared to the same period last year.

•
During the three months ended March 31, 2019, we repurchased 0.8 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”) for an aggregate purchase price of $56.2 million.

During the three months ended March 31, 2019, our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 14% during the three months ended March 31, 2019 compared to the same period last year. FortiGate unit shipments increased year-over-year. Sales of non-FortiGate products, such as the Fortinet Security Fabric and cloud products, also grew compared to the same period last year. Service revenue growth of 21% during the three months ended March 31, 2019 compared to the same period last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 24% compared to the same period last year, and FortiCare technical support and other service revenue, which grew 17% compared to the same period last year.

The percentage of our FortiGate-related billings from entry-level products decreased from 36% during the three months ended March 31, 2018 to 34% during the three months ended March 31, 2019. The percentage of our FortiGate-related billings from mid-range products increased from 31% during the three months ended March 31, 2018 to 34% during the three months ended March 31, 2019. The percentage of our FortiGate-related billings from high-end products decreased from 33% during the three months ended March 31, 2018 to 32% during the three months ended March 31, 2019.

During the three months ended March 31, 2019, operating expenses as a percentage of revenue decreased by three percentage points compared to the same period last year. Headcount increased by 3% to 6,015 employees and contractors as of March 31, 2019, up from 5,845 as of December 31, 2018.

Business Model

Our sales strategy is based on a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who in turn sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across major cloud providers, and have recognized on-demand revenue from Amazon Web Services, Microsoft Azure and IBM Cloud from customers who deploy our products at a cloud services provider in a bring-your-own-license (“BYOL”) such as from Amazon Web Services, Microsoft Azure, Google Cloud and Oracle Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud. While the revenue from such sales is still relatively insignificant, it has increased compared to the same period last year on a percentage basis.

Typically, our customers purchase our hardware products and software licenses, as well as our FortiGuard security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is typically payable within 30 to 45 days. We also invoice certain services on a monthly basis.

Our Security Processing Unit (“SPU”) hardware architecture is an important part of our approach to network security. The SPU includes three lines of proprietary Application-Specific Integrated Circuits (“ASICs”): the Content Processor, the Network Processor and the System-on-a-Chip. The ASICs are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption. As such, ASIC-based solutions can run many security applications simultaneously without a significant reduction in performance.

Key Metrics

We monitor a number of key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table:

	Three Months Ended Or As Of
	March 31, 2019	March 31, 2018
	(in millions)
Revenue	$472.6	$399.0
Deferred revenue	$1,765.8	$1,396.4
Billings (non-GAAP)	$551.6	$463.2
Net cash provided by operating activities	$201.3	$139.7
Free cash flow (non-GAAP)	$191.1	$128.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $1.77 billion as of March 31, 2019, an increase of $79.0 million, or 5%, from December 31, 2018.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $551.6 million for the three months ended March 31, 2019, an increase of 19% compared to $463.2 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Billings:
Revenue	$472.6	$399.0
Add: Change in deferred revenue	79.0	60.1
Add: Deferred revenue adjustment due to adoption of the new revenue recognition standard	—	4.1
Total billings (non-GAAP)	$551.6	$463.2

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus capital expenditures such as purchases of real estate and other property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flows. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure.

A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$201.3	$139.7
Less: Purchases of property and equipment	(10.2)	(11.6)
Free cash flow (non-GAAP)	$191.1	$128.1
Net cash used in investing activities	$(39.0)	$(25.5)
Net cash used in financing activities	$(57.8)	$(89.6)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2019, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2019 and March 31, 2018

Revenue

	Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$162.7	34%	$142.8	36%	$19.9	14%
Service	309.9	66	256.2	64	53.7	21
Total revenue	$472.6	100%	$399.0	100%	$73.6	18%
Revenue by geography:
Americas	$200.5	42%	$175.8	44%	$24.7	14%
Europe, Middle East and Africa (“EMEA”)	177.2	38	144.5	36	32.7	23
Asia Pacific (“APAC”)	94.9	20	78.7	20	16.2	21
Total revenue	$472.6	100%	$399.0	100%	$73.6	18%

Total revenue increased by $73.6 million, or 18%, during the three months ended March 31, 2019 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all regions grew, with EMEA and APAC contributing the largest portion of our revenue growth on a percentage basis.

Product revenue increased by $19.9 million, or 14%, during the three months ended March 31, 2019 compared to the same period last year. We experienced revenue growth across several of our hardware and software products, including FortiGate appliances, for which unit shipments increased year-over-year. Service revenue increased by $53.7 million, or 21%, during the three months ended March 31, 2019 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support and other contracts sold to a larger customer base, as well as the renewals of similar contracts sold in the quarter and earlier periods.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2019	March 31, 2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$70.2	$58.2	$12.0	21%
Service	42.8	39.0	3.8	10
Total cost of revenue	$113.0	$97.2	$15.8	16%
Gross margin (%):
Product	56.9%	59.2%
Service	86.2	84.8
Total gross margin	76.1%	75.6%

Total gross margin increased by 0.5 percentage points during the three months ended March 31, 2019 compared to the same period last year, driven by higher service revenue, which has a higher margin than product revenue. Service gross margin increased by 1.4 percentage points during the three months ended March 31, 2019 compared to the same period last year, as our

FortiGuard security subscription and FortiCare technical support and other service revenue grew 24% and 17%, respectively, during the three months ended March 31, 2019 compared to the same period last year, which outpaced the increase in the related personnel costs and headcount growth, resulting in a higher margin. Cost of service revenue was comprised primarily of personnel costs. Product gross margin decreased by 2.3 percentage points during the three months ended March 31, 2019 compared to the same period last year. Total cost of product revenue was comprised primarily of direct and indirect cost of products sold, inventory reserves and other charges.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2019		March 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$68.6	14%	$59.1	15%	$9.5	16%
Sales and marketing	215.9	46	185.3	46	30.6	17
General and administrative	24.5	5	25.0	6	(0.5)	(2)
Total operating expenses	$309.0	65%	$269.4	68%	$39.6	15%

Research and development

Research and development expense increased by $9.5 million, or 16%, during the three months ended March 31, 2019 compared to the same period last year, primarily due to an increase of $7.1 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2019.

Sales and marketing

Sales and marketing expense increased by $30.6 million, or 17%, during the three months ended March 31, 2019 compared to the same period last year, primarily due to an increase of $22.1 million in personnel-related costs, including higher stock-based compensation expense of $4.5 million, as sales and marketing headcount increased in order to drive market share gains globally. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2019.

General and administrative

General and administrative expense decreased by $0.5 million, or 2%, during the three months ended March 31, 2019 compared to the same period last year, primarily due to a decrease of $2.6 million in professional services cost. The decrease in expense was offset by an increase of $1.0 million in legal expenses and an increase of $0.8 million in personnel-related costs as we continued to increase headcount in order to support our expanding business. We expect general and administrative expense to increase in absolute dollars during the remainder of 2019.

Interest income and other expense—net

	Three Months Ended
	March 31, 2019	March 31, 2018	Change	% Change
	(in millions, except percentages)
Interest income	$10.2	$4.5	$5.7	127%
Other expense—net	(0.5)	(0.2)	(0.3)	150

Interest income increased during the three months ended March 31, 2019 compared to the same period last year, primarily due to higher interest rates and higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net during the three months ended March 31, 2019 compared to the same period last year was primarily due to higher foreign currency exchange losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	March 31, 2019	March 31, 2018
	(in millions, except percentages)
Provision for (benefit from) income taxes	$1.5	$(4.9)	$6.4	(131)%
Effective tax rate (%)	2%	(13)%

Our effective tax rate was 2% for the three months ended March 31, 2019 compared to an effective tax rate benefit of 13% for the same period last year. The effective tax rate for the three months ended March 31, 2019 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $17.5 million, which were offset by a tax benefit of $16.0 million for stock-based compensation expense. The tax rate for the three months ended March 31, 2018 was comprised of the U.S. federal and state taxes, withholding taxes and foreign taxes of $8.5 million, which were offset by a tax benefit of $5.6 million for stock-based compensation expense and release of reserves of $7.8 million on uncertain tax positions including interest due to the close of the Internal Revenue Service (“IRS”) audit.

Liquidity and Capital Resources

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$1,216.9	$1,112.4
Investments	635.1	604.2
Total cash, cash equivalents and investments	$1,852.0	$1,716.6
Working capital	$1,059.0	$964.5

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Net cash provided by operating activities	$201.3	$139.7
Net cash used in investing activities	(39.0)	(25.5)
Net cash used in financing activities	(57.8)	(89.6)
Net increase in cash and cash equivalents	$104.5	$24.6

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our equity incentive plans and payment of taxes in connection with the net settlement of equity awards. In recent years, we have received significant capital resources from billings, the exercise of stock options and ESPP purchases. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. We expect there to be no future proceeds from purchases under our ESPP, which was terminated in February 2019. As of March 31, 2019, $677.5 million remained available for future share repurchase under the Repurchase Program.

Construction of our new headquarters building started in the fourth quarter of 2018 and related spending will continue in 2019 and until project completion. We estimate 2019 spending on the project to be between $60.0 million to $80.0 million dollars.

As of March 31, 2019, our cash, cash equivalents and investments of $1.85 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $151.8 million as of March 31, 2019 and $956.6 million as of December 31, 2018. The decrease in cash, cash equivalents and investments held by our international subsidiaries was due to our international tax restructure.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our planned share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products and our investments in purchasing or leasing real estate. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities, including deferred revenue. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs, depreciation of property and equipment, amortization of intangible assets and amortization of investment premiums, net of accretion of purchase discounts.

Our operating activities during the three months ended March 31, 2019 provided $201.3 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew 26% as of March 31, 2019 compared to the same period last year to $1.77 billion.

Our operating activities during the three months ended March 31, 2018 provided $139.7 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, which was partially offset by an increase in accounts receivable. Our total deferred revenue balance grew 27% during the three months ended March 31, 2018 compared to the same period last year.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus purchase decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our employees. In certain cases, we have elected to purchase the facility if we believed that purchasing rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with a future business combination.

During the three months ended March 31, 2019, cash used in investing activities was primarily due to $28.8 million spent for purchases of investments, net of maturities and sales of investments and $10.2 million spent on capital expenditures.

During the three months ended March 31, 2018, cash used in investing activities was primarily due to $13.9 million spent for purchases of investments, net of maturities and sales of investments, and $11.6 million spent on capital expenditures.

Financing Activities

The changes in cash flows from financing activities primarily relate to cash payments for the repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plans and taxes paid related to net share settlement of equity awards.

During the three months ended March 31, 2019, cash used in financing activities was $57.8 million, primarily due to $60.4 million used to repurchase our common stock. This was partially offset by $2.6 million of proceeds from the issuance of common stock, net of tax withholding.

During the three months ended March 31, 2018, cash used in financing activities was $89.6 million, primarily due to $115.5 million used to repurchase our common stock. This was partially offset by $25.9 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2019 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 842, Leases. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

As previously disclosed, in October 2016, we received a letter from the United States Attorney’s Office for the Northern District of California requesting information on events from over two years ago related to our compliance with the Trade Agreements Act. We cooperated with the inquiry, and settled this matter with the United States Attorney’s Office.

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

•	political, economic and social instability, including geo-political instability and uncertainty, such as the impact of the United Kingdom’s exit from the European Union (“Brexit”);

•	general economic conditions, both in domestic and foreign markets;

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fabric products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (which became effective in May 2018), import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

An important part of our growth strategy is to increase sales of our products to large and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large and medium-sized businesses, our sales volume varies by quarter and there is risk as to our level of success selling to these target customers. Such sales involve unique sales skillsets, processes and structures, are often more complex and feature a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers and managed security service providers (“MSSPs”), and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

On April 19, 2019, our board of directors approved an amendment and restatement of our 2009 Equity Incentive Plan (the “2009 Plan”) to, among other amendments, extend the ability to grant awards under the Amended Plan for an additional ten years (the “Amended Plan”). The Amended Plan will become effective only if approved by our stockholders at our 2019 Annual Meeting of Stockholders to be held in June 2019. If our stockholders do not vote to approve the Amended Plan, the 2009 Plan will expire on August 6, 2019 without any of the proposed amendments of the Amended Plan taking place. Further, if our stockholders do not approve the Amended Plan, and as a consequence we are not able to continue to grant equity awards at competitive levels, our ability to recruit and retain highly qualified employees may be negatively affected, which could have the effect of hampering our growth and harming our operating results.

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. If expected orders at the end of any quarter are delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. Exclusive accounted for 34% of our total net accounts receivable as of March 31, 2019. Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers accounted for 10% of our total net accounts receivable as of March 31, 2019. During the three months ended March 31, 2019, Exclusive and Ingram Micro accounted for 30% and 11% of our total revenue, respectively. During the three months ended March 31, 2018, Exclusive accounted for 29% of our total revenue.

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

We have expanded our office real estate holdings to meet our projected growing need for office space. We have started construction on a second building adjacent to our headquarters as we expand our campus in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and, risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

We may experience difficulties maintaining and expanding our internal business management systems.

The maintenance of our internal business management systems, such as our ERP and CRM systems, has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our internal systems, leading to additional costs. We may also discover deficiencies in our design or maintenance of our internal systems that could adversely affect our ability to forecast orders, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if any of our internal systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we recently implemented new systems to comply with the new revenue recognition standard and may further expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our operating requirements.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, in connection with adopting and implementing the new revenue standard, management will continue to make judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, valuation of inventory, accounting for business combination, contingent liabilities and accounting for income taxes. For example, a change in our sales compensation plan may materially impact our accounting for deferred contract costs, which would impact our commission expense and therefore our future operating results.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star International Co., Wistron Corporation, Senao Networks, Inc., ADLINK Technology, Inc. and IBASE Technology, Inc. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Our proprietary SPU, which is the key to the performance of our appliances, is built by contract manufacturers including Faraday and Renesas. These contract manufacturers use foundries operated by UMC, TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Certain of our limited source components for particular appliances and suppliers of those components include: specific types of CPUs from Intel, network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

Our business is subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act (the “TAA”). The DOJ continues to actively pursue such claims, and we recently settled a TAA-related claim with the DOJ. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects. See Part II, Item 1 of this Quarterly Report on Form 10-Q for more information on our legal proceedings.

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

Economic uncertainty in various global markets caused by political instability and conflict has resulted, and may continue to result, in weakened demand for our products and services and difficulty for us in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including government shutdowns in the United States, continued uncertainty surrounding the United Kingdom’s departure from the EU and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns, instability in the United Kingdom and the EU as negotiations for the terms of Brexit continue, with the ultimate outcome still uncertain, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

We have open tax years that could be subject to the examination by the IRS and other tax authorities. We currently have ongoing tax audits in the United Kingdom and several other foreign jurisdictions. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance. We expect further guidance may be forthcoming from the Financial Accounting Standards Board (“FASB”) and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For example, we closed our acquisitions of Bradford and ZoneFox in the second quarter of 2018 and the fourth quarter of 2018, respectively. For any past acquisition or possible future acquisition, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product errors have affected the performance and effectiveness of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, result in litigation and dispute with customers and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to litigation, litigation costs and liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims if exceptions apply or if the provisions are deemed not enforceable, for example as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries, and in some circumstances we may be required to indemnify a customer in full, without a limitation on liability, for certain liabilities, including potential liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not cover such claim at all or may not adequately cover any claim asserted against us, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), McAfee, LLC, Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc and Trend Micro Incorporated.

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

Patent and other intellectual property disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of intellectual property rights against us. Third parties have also asserted such claims against our end-customers or channel partners whom we may indemnify against claims that our products infringe the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition and accounting for leases (which became effective for us on January 1, 2019), as well as the significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which would have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.
We have adopted the new lease accounting standard as of January 1, 2019. Refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the new standard and its impact on us.

The new revenue and lease standards are principles based and interpretation of those principles may vary from company to company based on their unique circumstances. Management will continue to make judgments and assumptions based on our interpretation of the new standard. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new revenue recognition standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, equity investments are now required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2019, the closing price of our common stock ranged from $66.91 to $88.30 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended March 31, 2019 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	695,795	$71.17	695,795	$684.2
February 1 - February 28, 2019	83,443	$80.72	83,443	$677.5
March 1 - March 31, 2019	—	$—	—	$677.5
Total	779,238		779,238

ITEM 6.     Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2019

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)