Form 10-Q
period 2019-06-30
Fortinet, Inc.
filed 2019-08-01
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from              to
Commission file number: 001-34511
______________________________________
 FORTINET, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			77-0560389
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

899 Kifer Road	Sunnyvale	California	94086
(Address of principal executive offices)			(Zip Code)
(408) 235-7700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 Par Value	FTNT	The Nasdaq Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of exchange on which registered)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 26, 2019, there were 170,991,437 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,022.1	$1,112.4
Short-term investments	808.1	537.2
Accounts receivable—net	403.1	444.5
Inventory	85.7	90.0
Prepaid expenses and other current assets	41.7	36.8
Total current assets	2,360.7	2,220.9
LONG-TERM INVESTMENTS	149.5	67.0
PROPERTY AND EQUIPMENT—NET	284.7	271.4
DEFERRED CONTRACT COSTS	204.1	182.6
DEFERRED TAX ASSETS	258.8	255.0
GOODWILL	38.2	38.2
OTHER INTANGIBLE ASSETS—NET	16.2	22.1
OTHER ASSETS	57.2	20.8
TOTAL ASSETS	$3,369.4	$3,078.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72.4	$86.4
Accrued liabilities	83.2	77.5
Accrued payroll and compensation	91.6	98.4
Income taxes payable	15.0	28.2
Deferred revenue	1,031.5	965.9
Total current liabilities	1,293.7	1,256.4
DEFERRED REVENUE	835.0	720.9
INCOME TAX LIABILITIES	82.3	77.5
OTHER LIABILITIES	36.1	13.0
Total liabilities	2,247.1	2,067.8
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 171.0 and 169.8 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0.2	0.2
Additional paid-in capital	1,130.2	1,068.3
Accumulated other comprehensive income (loss)	0.9	(0.8)
Accumulated deficit	(9.0)	(57.5)
Total stockholders’ equity	1,122.3	1,010.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,369.4	$3,078.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUE:
Product	$189.9	$166.3	$352.6	$309.1
Service	331.8	275.0	641.7	531.2
Total revenue	521.7	441.3	994.3	840.3
COST OF REVENUE:
Product	82.7	73.9	152.9	132.1
Service	45.6	39.2	88.4	78.2
Total cost of revenue	128.3	113.1	241.3	210.3
GROSS PROFIT:
Product	107.2	92.4	199.7	177.0
Service	286.2	235.8	553.3	453.0
Total gross profit	393.4	328.2	753.0	630.0
OPERATING EXPENSES:
Research and development	67.4	61.2	136.0	120.3
Sales and marketing	226.5	192.8	442.4	378.1
General and administrative	24.3	23.5	48.8	48.5
Total operating expenses	318.2	277.5	627.2	546.9
OPERATING INCOME	75.2	50.7	125.8	83.1
INTEREST INCOME	11.0	5.8	21.2	10.3
OTHER EXPENSE—NET	(0.4)	(5.0)	(0.9)	(5.2)
INCOME BEFORE INCOME TAXES	85.8	51.5	146.1	88.2
PROVISION FOR (BENEFIT FROM) INCOME TAXES	13.1	2.2	14.6	(2.7)
NET INCOME	$72.7	$49.3	$131.5	$90.9
Net income per share (Note 9):
Basic	$0.42	$0.29	$0.77	$0.54
Diluted	$0.42	$0.28	$0.75	$0.53
Weighted-average shares outstanding:
Basic	171.1	168.6	170.6	168.1
Diluted	175.1	173.5	175.0	172.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$72.7	$49.3	$131.5	$90.9
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	1.5	0.7	2.5	(0.5)
Less: tax provision related to change in unrealized gains (losses) on investments	0.4	0.1	0.7	0.1
Other comprehensive income (loss)	1.1	0.6	1.8	(0.6)
Comprehensive income	$73.8	$49.9	$133.3	$90.3

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2019	170.7	$0.2	$1,108.1	$(0.2)	$(50.0)	$1,058.1
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.8	—	(19.9)	—	—	(19.9)
Repurchase and retirement of common stock	(0.5)	—	(3.0)	—	(31.7)	(34.7)
Stock-based compensation expense	—	—	45.0	—	—	45.0
Net unrealized gain on investments - net of tax	—	—	—	1.1	—	1.1
Net income	—	—	—	—	72.7	72.7
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$(9.0)	$1,122.3

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2018	168.0	$0.2	$957.9	$(2.0)	$(262.6)	$693.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(2.2)	—	—	(2.2)
Repurchase and retirement of common stock	—	—	(0.2)	—	(1.4)	(1.6)
Stock-based compensation expense	—	—	40.6	—	—	40.6
Net unrealized gain on investments - net of tax	—	—	—	0.6	—	0.6
Net income	—	—	—	—	49.3	49.3
BALANCE—June 30, 2018	169.0	$0.2	$996.1	$(1.4)	$(214.7)	$780.2

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.5	—	(18.3)	—	—	(18.3)
Repurchase and retirement of common stock	(1.3)	—	(7.8)	—	(83.1)	(90.9)
Stock-based compensation expense	—	—	88.0	—	—	88.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	1.8	—	1.8
Net income	—	—	—	—	131.5	131.5
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$(9.0)	$1,122.3

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2017	167.9	$0.2	$909.6	$(0.8)	$(319.6)	$589.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.6	—	23.2	—	—	23.2
Repurchase and retirement of common stock	(2.5)	—	(13.8)	—	(103.3)	(117.1)
Stock-based compensation expense	—	—	77.1	—	—	77.1
Cumulative effect adjustments from adoption of ASC 606	—	—	—	—	117.3	117.3
Net unrealized gain on investments - net of tax	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	90.9	90.9
BALANCE—June 30, 2018	169.0	$0.2	$996.1	$(1.4)	$(214.7)	$780.2

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131.5	$90.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	88.0	77.1
Amortization of deferred contract costs	51.0	43.2
Depreciation and amortization	30.9	26.8
Amortization of investment premiums, net of accretion of purchase discounts	(3.0)	0.2
Other	0.5	0.4
Changes in operating assets and liabilities:
Accounts receivable—net	41.5	28.9
Inventory	(5.5)	(10.8)
Prepaid expenses and other current assets	(5.4)	0.9
Deferred contract costs	(72.4)	(66.7)
Deferred tax assets	(4.4)	(13.3)
Other assets	2.4	(0.7)
Accounts payable	(14.6)	(9.1)
Accrued liabilities	(4.8)	(4.7)
Accrued payroll and compensation	(7.9)	(2.0)
Other liabilities	(2.8)	(2.2)
Deferred revenue	179.7	136.3
Income taxes payable	(8.3)	(13.2)
Net cash provided by operating activities	396.4	282.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(748.1)	(262.3)
Sales of investments	15.1	28.7
Maturities of investments	384.9	244.3
Purchases of property and equipment	(27.5)	(23.2)
Payments made in connection with business combination, net of cash acquired	—	(6.0)
Net cash used in investing activities	(375.6)	(18.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(94.2)	(117.1)
Proceeds from issuance of common stock	39.6	56.7
Taxes paid related to net share settlement of equity awards	(56.5)	(32.5)
Payments of debt assumed in connection with business combination	—	(9.5)
Net cash used in financing activities	(111.1)	(102.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90.3)	161.1
CASH AND CASH EQUIVALENTS—Beginning of period	1,112.4	811.0
CASH AND CASH EQUIVALENTS—End of period	$1,022.1	$972.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$4.9	$—
Cash paid to settle liability incurred for repurchase of common stock	$4.2	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$9.9	$10.5
Liability for purchase of property and equipment and asset retirement obligations	$9.9	$9.3
Liability incurred for repurchase of common stock	$1.0	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2019. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements for the year ended December 31, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2019, except for the accounting policies for leases that were updated as a result of adopting Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842) (“Topic 842”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 10.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Topic 842, which requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the condensed consolidated balance sheet. We adopted Topic 842 and its related amendments as of January 1, 2019 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to waive reassessing the lease classification for any expired or existing leases, the initial direct costs for any existing leases and whether any expired or existing contracts contained leases.

Under the new guidance, we determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception or upon modification of a contract. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). We have elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary impact of adopting Topic 842 was the recognition of ROU assets and lease liabilities for operating leases of $39.1 million and $40.6 million, respectively, on January 1, 2019, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Topic 842 did not have a material impact on our condensed consolidated statements of income and cash flows.

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

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASU 2018-07 expands the scope of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”), to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505, Equity, by moving it to ASC 718. We adopted ASU 2018-07 on January 1, 2019. ASU 2018-07 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards Not Yet Effective

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles-Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. Companies can choose to adopt the ASU 2018-15 prospectively or retrospectively. ASU 2018-15 is effective for us beginning January 1, 2020, and early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our condensed consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820, Fair Value Measurement, as part of its disclosure framework project. ASU 2018-13 is effective for us beginning January 1, 2020. The amendments in ASU 2018-13 that relate to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We are currently assessing the impact the new guidance will have on our disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018, the FASB issued ASU 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, as a subsequent amendment to the initial guidance (collectively, Topic 326). In April 2019, the FASB issued ASU 2019-04—Codification Improvements to Topic 326: Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, the FASB issued ASU 2019-05—Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. Topic 326 requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) generally accelerates recognition of credit losses. We are in the process of determining the changes needed to our valuation model for trade receivables, and we are reviewing our process to identify credit-related losses on available-for-sale investments. We also expect the new guidance to expand our related financial statement disclosures. The new guidance is effective for us beginning on January 1, 2020, and early adoption is permitted. We are currently assessing the impact of the new guidance on our condensed consolidated financial statements.

2.     REVENUE RECOGNITION

Our revenue consists of product and service revenue. Product revenue is generated by sales of our FortiGate products and other hardware and software solutions. Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Product	$189.9	$166.3	$352.6	$309.1
Service:
Security subscription	183.1	147.1	352.7	283.8
Technical support and other	148.7	127.9	289.0	247.4
Total service revenue	331.8	275.0	641.7	531.2
Total revenue	$521.7	$441.3	$994.3	$840.3

Deferred Revenue

During the three months ended June 30, 2019 and June 30, 2018, we recognized $252.0 million and $203.3 million in revenue that was included in the deferred revenue balance as of December 31, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2019 and June 30, 2018, we recognized $540.6 million and $442.3 million in revenue that was included in the deferred revenue balance as of December 31, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.87 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize approximately $1.03 billion into revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable is reduced by an allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.8 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended June 30, 2019 and June 30, 2018 were $25.9 million and $22.4 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2019 and June 30, 2018 were $51.0 million and $43.2 million, respectively.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$516.9	$1.0	$(0.2)	$517.7
Commercial paper	204.2	0.1	—	204.3
U.S. government and agency securities	147.1	0.3	—	147.4
Certificates of deposit and term deposits (1)	88.2	—	—	88.2
Total available-for-sale securities	$956.4	$1.4	$(0.2)	$957.6

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$299.5	$—	$(1.2)	$298.3
Commercial paper	102.5	—	—	102.5
Certificates of deposit and term deposits (1)	145.8	—	—	145.8
U.S. government and agency securities	57.7	—	(0.1)	57.6
Total available-for-sale securities	$605.5	$—	$(1.3)	$604.2

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$57.0	$—	$61.3	$(0.2)	$118.3	$(0.2)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$150.1	$(0.2)	$93.5	$(1.0)	$243.6	$(1.2)
Commercial paper	75.6	(0.1)	—	—	75.6	(0.1)
Certificates of deposit and term deposits	51.7	—	—	—	51.7	—
U.S. government and agency securities	39.0	—	3.5	—	42.5	—
Total available-for-sale securities	$316.4	$(0.3)	$97.0	$(1.0)	$413.4	$(1.3)

The contractual maturities of our investments were as follows (in millions):

	June 30, 2019	December 31, 2018
Due within one year	$808.1	$537.2
Due within one to three years	149.5	67.0
Total	$957.6	$604.2

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. As the decline in market value are attributable to changes in market conditions and not credit quality, and because we have concluded currently that we neither intend to sell nor is it more likely than not that we will be required to sell these investments prior to a recovery of par value, we do not consider these investments to be other-than temporarily impaired as of June 30, 2019.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019				December 31, 2018
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$520.6	$—	$520.6	$—	$299.3	$—	$299.3	$—
Commercial paper	221.3	—	221.3	—	184.7	—	184.7	—
Certificates of deposit and term deposits	89.7	—	89.7	—	217.4	—	217.4	—
U.S. government and agency securities	152.4	142.9	9.5	—	57.6	45.3	12.3	—
Money market funds	23.5	23.5	—	—	58.6	58.6	—	—
Total	$1,007.5	$166.4	$841.1	$—	$817.6	$103.9	$713.7	$—

Reported as:
Cash equivalents	$49.9				$213.4
Short-term investments	808.1				537.2
Long-term investments	149.5				67.0
Total	$1,007.5				$817.6

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019 and year ended December 31, 2018.

4.     INVENTORY

Inventory consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Raw materials	$8.8	$13.3
Finished goods	76.9	76.7
Inventory	$85.7	$90.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Land	$75.7	$75.7
Building and building improvements	142.5	144.2
Computer equipment and software	103.6	95.9
Leasehold improvements	19.5	17.9
Evaluation units	19.9	20.5
Furniture and fixtures	16.3	15.7
Construction-in-progress	28.7	12.3
Total property and equipment	406.2	382.2
Less: accumulated depreciation	(121.5)	(110.8)
Property and equipment—net	$284.7	$271.4

Depreciation expense was $12.3 million and $11.8 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Depreciation expense was $25.0 million and $23.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $9.1 million as of June 30, 2019 and December 31, 2018. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. As of June 30, 2019, no events have occurred that would affect the carrying value of these investments.

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

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of June 30, 2019, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the performance conditions.

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

The acquisition included a $2.0 million cash earn-out that was subject in full to satisfaction of certain performance conditions. The performance conditions were not met and the cash earn-out will not be paid.

Pro forma information has not been presented for these acquisitions as the impact to our condensed consolidated financial statements was not material.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of June 30, 2019 and December 31, 2018, we had goodwill of $38.2 million. There were no impairments to goodwill during the six months ended June 30, 2019 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net as of June 30, 2019 and December 31, 2018 (in millions, except years):

	June 30, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$21.1	$13.3
Customer relationships	4.4	17.5	14.6	2.9
Total other intangible assets—net		$51.9	$35.7	$16.2

	December 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$17.0	$17.4
Customer relationships	4.4	17.5	12.8	4.7
Total other intangible assets—net		$51.9	$29.8	$22.1

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.9 million and $1.8 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Amortization expense was $5.9 million and $3.6 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2019 (the remainder of 2019)	$4.4
2020	6.2
2021	3.5
2022	2.1
Total	$16.2

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income	$72.7	$49.3	$131.5	$90.9

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	171.1	168.6	170.6	168.1
Diluted shares:
Weighted-average common stock outstanding-basic	171.1	168.6	170.6	168.1
Effect of potentially dilutive securities:
RSUs	2.9	3.4	3.2	3.1
Stock options	1.1	1.4	1.2	1.3
ESPP	—	0.1	—	0.1
Weighted-average shares used to compute diluted net income per share	175.1	173.5	175.0	172.6
Net income per share:
Basic	$0.42	$0.29	$0.77	$0.54
Diluted	$0.42	$0.28	$0.75	$0.53

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
RSUs	0.1	0.3	0.4	0.7
Stock options	0.7	0.7	0.5	0.6
ESPP	—	—	—	0.1
Total	0.8	1.0	0.9	1.4

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately seven years, some of which include one or more options to renew, with renewal terms of up to five years. We do not include any of our renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement. Our finance leases are not material to our financial statements.

The components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$3.7	$7.3
Variable lease expense (1)	0.6	1.2
Short-term lease expense	0.7	1.4
Total lease expense	$5.0	$9.9

(1) Variable lease expense for the three and six months ended June 30, 2019 predominantly included common area maintenance charges and parking expense.

Rent expense was $4.6 million and $8.7 million during the three and six months ended June 30, 2018, respectively. Rent expense was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of a lease.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	June 30, 2019
Operating lease ROU assets - non-current	Other assets	$37.3

Operating lease liabilities - current	Accrued liabilities	$11.7
Operating lease liabilities - non-current	Other liabilities	25.8
Total operating lease liabilities		$37.5

Weighted average remaining lease term in years - operating leases		3.9
Weighted average discount rate - operating leases		3.1%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8.5

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$4.9

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in millions):

Year ending December 31,	Amount
2019 (the remainder of 2019)	$6.1
2020	12.2
2021	8.8
2022	5.3
2023	3.7
Thereafter	3.8
Total lease payments	$39.9
Less imputed interest	(2.4)
Total	$37.5

As of June 30, 2019, we had additional minimum lease payments of $2.4 million relating to operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2019 and will have lease terms of approximately two to five years.

The following table summarizes our future principal contractual obligations for operating lease commitments as of December 31, 2018 (in millions):

Year ending December 31,	Amount
2019	$17.1
2020	12.2
2021	8.5
2022	5.0
2023	3.6
Thereafter	3.7
Total	$50.1

Total future principal contractual obligations for operating lease commitments as of December 31, 2018 exceeded our undiscounted lease liability as of the Topic 842 adoption date, primarily because the lease liability excluded short-term lease payments due to the adoption of the short-term lease exemption and excluded minimum lease payments relating to an operating lease that had been signed but had not yet commenced.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of June 30, 2019 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Inventory purchase commitments	$218.9	$208.1	$10.8	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of June 30, 2019, we had $218.9 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2019, we had $22.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

Indemnification and other matters—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of intellectual property infringement, that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, there have been no material awards under such indemnification provisions.

Periodically we, like other security companies and companies in other industries, may experience cybersecurity threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our and our customers’ sensitive information and systems. For example, in the second quarter of 2019, we discovered that an unauthorized party illegally targeted us using sophisticated techniques, such as stealing technical data in order to both impersonate our firewall update servers and possibly attempt other attack methodologies, in an effort to try to gain access to certain of our customers’ systems. We are in the process of investigating and evaluating this matter, and, although at this time there can be no assurances as to the outcome and impact of this matter, which are currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings related to this matter, including any that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with these types of incidents and possible impacts associated with a cybersecurity attack or other events may include remediation costs related to lost, stolen or compromised

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

data, repairs to data processing systems, increased cybersecurity protection costs, adverse effects on our compliance with laws and regulations, litigation and reputational damage.

12.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have stock-based compensation plans pursuant to which we have granted RSUs and stock options. We also previously had an ESPP for eligible employees, which was terminated in February 2019.

On June 21, 2019, our stockholders approved the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”). Among other things, the Amended Plan provided for a net decrease in the number of shares of common stock that were authorized and available for issuance pursuant to future awards granted on or following the effective date of the Amended Plan. On June 28, 2019, we deregistered from various registration statements on Form S-8 an aggregate of 46.2 million shares of common stock that were originally registered for issuance under our 2009 Equity Incentive Plan.

As of June 30, 2019, there was a total of 13.5 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2018	7.8	$46.07
Granted	1.8	84.44
Forfeited	(0.3)	51.38
Vested	(2.1)	42.40
Balance—June 30, 2019	7.2	$56.68

As of June 30, 2019, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $360.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirement. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Shares withheld for taxes	0.3	0.3	0.7	0.7
Amount withheld for taxes	$24.5	$13.3	$56.5	$32.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expected term in years	4.4	4.4	4.4	4.4
Volatility	34.4%	31.1%	34.2%	31.7%
Risk-free interest rate	2.2%	2.9%	2.5%	2.6%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	3.0	$35.53
Granted	0.7	84.42
Forfeited	(0.1)	57.20
Exercised	(0.7)	28.89
Balance—June 30, 2019	2.9	$47.94
Options vested and expected to vest—June 30, 2019	2.9	$47.94	4.8	$89.9
Options exercisable—June 30, 2019	1.4	$33.05	3.7	$59.5

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2019 for all in-the-money stock options. As of June 30, 2019, total compensation expense related to unvested stock options granted to employees but not yet recognized was $28.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.0 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted-average fair value per share granted	$26.38	$17.86	$27.08	$15.21
Intrinsic value of options exercised	9.6	15.9	36.8	39.5
Fair value of options vested	2.0	1.5	6.2	4.2

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of product revenue	$0.4	$0.4	$0.8	$0.8
Cost of service revenue	2.9	2.7	5.7	5.2
Research and development	10.0	9.2	19.4	17.6
Sales and marketing	26.3	23.6	51.7	44.5
General and administrative	5.4	4.7	10.4	9.0
Total stock-based compensation expense	$45.0	$40.6	$88.0	$77.1

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
RSUs	$41.9	$35.9	$81.1	$67.9
Stock options	3.1	2.3	5.6	4.3
ESPP	—	2.4	1.3	4.9
Total stock-based compensation expense	$45.0	$40.6	$88.0	$77.1

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income tax benefit associated with stock-based compensation	$10.4	$6.1	$20.4	$12.1

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

During the three and six months ended June 30, 2019, we repurchased 0.5 million and 1.3 million shares of common stock, respectively, under the Repurchase Program in open market transactions at an average price of $73.48 per share and $72.68 per share, respectively, for an aggregate purchase price of $34.8 million and $91.1 million, respectively. As of June 30, 2019, $642.7 million remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Our effective tax rate was 15% for the three months ended June 30, 2019, compared to an effective tax rate of 4% for the same period last year. Our effective tax rate was 10% for the six months ended June 30, 2019, compared to an effective tax rate benefit of 3% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended June 30, 2019 and June 30, 2018 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $24.5 million and $17.2 million, respectively, which were offset by excess tax benefits

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from stock-based compensation expense of $11.7 million and $4.9 million, respectively. The tax rate for the three months ended June 30, 2019 was impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Court of Appeals for the Ninth Circuit’s opinion on Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”) described below regarding stock-based compensation expense in cost sharing arrangements. This expense was offset by release of reserves of $10.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax rate for the three months ended June 30, 2018 was also impacted by release of a reserve on uncertain tax position including interest of $10.1 million.

The tax rates for the six months ended June 30, 2019 and June 30, 2018 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $42.0 million and $25.7 million, respectively, which were offset by excess tax benefits from stock-based compensation expense of $27.7 million and $10.5 million, respectively. The tax rate for the six months ended June 30, 2019 was impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision described below, regarding stock-based compensation expense in cost sharing arrangements. This expense was offset by release of reserves of $10.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax rate for the six months ended June 30, 2018 was also impacted by release of a reserve on uncertain tax position including interest of $18.0 million.

As of June 30, 2019 and December 31, 2018, unrecognized tax benefits were $67.8 million and $63.5 million, respectively. If recognized, an amount of $62.9 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2019 and December 31, 2018, accrued interest and penalties were $12.8 million and $11.6 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $9.0 million in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We currently have ongoing tax audits in the United Kingdom, Canada and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision on Altera and ruled in favor of the Commissioner, validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we increased an unrecognized tax benefit of $10.3 million related to the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements. We continue to monitor developments in this case and any impact it could have on our tax provision.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2019 and June 30, 2018 were $1.7 million and $1.5 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2019 and June 30, 2018 were $3.4 million and $3.0 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Americas:
United States	$173.5	$144.6	$323.8	$278.5
Other Americas (1)	52.0	44.7	102.2	86.6
Total Americas	225.5	189.3	426.0	365.1
Europe, Middle East and Africa (“EMEA”)	192.0	164.4	369.2	308.9
Asia Pacific (“APAC”)	104.2	87.6	199.1	166.3
Total revenue	$521.7	$441.3	$994.3	$840.3
(1) In 2019, Canada and Latin America revenue were combined and presented as Other Americas. Prior periods have been reclassified to conform with current period presentation.

Property and Equipment—net	June 30, 2019	December 31, 2018
Americas:
United States	$148.3	$132.1
Canada	112.1	113.5
Latin America	0.2	0.4
Total Americas	260.6	246.0
EMEA (1)	15.4	16.2
APAC	8.7	9.2
Total property and equipment—net	$284.7	$271.4
(1) In 2019, France and Other EMEA property and equipment were combined and presented as EMEA. Prior periods have been reclassified to conform with current period presentation.

The following customers, each of which is a distributor, accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Exclusive Networks Group	31%	29%	31%	29%
Ingram Micro	11%	10%	11%	*
* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, each of which is a distributor, accounted for 10% or more of net accounts receivable:

	June 30, 2019	December 31, 2018
Exclusive Networks Group	35%	38%
Ingram Micro	11%	*
* Represents less than 10%

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in millions):

	Unrealized Gains (Losses) on Investments	Tax provision (benefit) related to unrealized gains or losses on investments	Total
Balance—December 31, 2018	$(1.3)	$(0.5)	$(0.8)
Other comprehensive income before reclassifications	2.5	0.7	1.8
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.1)
Net current-period other comprehensive income	2.5	0.8	1.7
Balance—June 30, 2019	$1.2	$0.3	$0.9

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

•
growing our sales to businesses, service providers and government organizations, our ability to execute these sales and of the complexity of selling to all segments (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our internal sales organization;

•	our ability to hire properly qualified and effective sales, support and engineering employees;

•	trends in revenue, cost of revenue and gross margin;

•	trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•	risks and expectations related to acquisitions or sales of assets, including integration issues related to product plans and products, including the acquired technology;

•	continued investments in research and development, and expectations that our research and development expense will increase in absolute dollars during the remainder of 2019;

•
continued investments in our sales resources and infrastructure and marketing strategy, and expectations that our sales and marketing expense will increase in absolute dollars during the remainder of 2019;

•	expectations that our general and administrative expense will increase in absolute dollars during the remainder of 2019;

•	expectations that proceeds from the exercise of stock options in future years will be impacted by the increased mix of restricted stock units versus stock options granted;

•	estimates of a range of 2019 spending on our new headquarters project;

•
expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) and the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements;

•	expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•	competition in our markets;

•	statements regarding expected outcomes and liabilities in litigation;

•	our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•	other statements regarding our future operations, financial condition and prospects and business strategies; and

•	adoption and impact of new accounting standards.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation, and specifically disclaim any obligation, to revise or publicly release the results of any revision to these and any other forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, such as enterprises, communication service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and responses.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, software-defined wide-area network (“SD-WAN”), secure sockets layer data leak prevention, virtual private network, switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. Our Security Processing Unit (“SPU”) hardware architecture is an important part of our approach to network security and results in high performance across all of our appliances, from branch to data center. Our proprietary Application-Specific Integrated Circuits (“ASICs”) are designed for highly efficient execution of computationally intensive tasks, including policy enforcement, threat detection and encryption.

•
Fortinet Security Fabric—The Fortinet Security Fabric extends beyond the network to cover other attack vectors. Our products include endpoint security products, application security products (including for email and web application security), ethernet switches, wireless access points and other security products.

•
Cloud Security—We help customers connect securely to and across their cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our Cloud Security solutions, including virtual appliances such as FortiGateVM, FortiSIEM and FortiManager, extend the core capabilities of the Fortinet Security Fabric to provide businesses with the same level of cybersecurity and threat intelligence in cloud environments that they receive on their physical networks. Our virtual appliances can be deployed as bring-your-own-license (“BYOL”) or on-demand with all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, IBM Cloud and Alibaba Cloud. Cloud security solutions also include FortiCloud, which offers a range of cloud-based management solutions and services across FortiGates and access points.

•
Internet of Things and Operational Technology—The proliferation of Internet of Things (“IoT”) and the digitization of Operational Technology devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

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

Financial Highlights

•
We recorded total revenue of $521.7 million and $994.3 million during the three and six months ended June 30, 2019, an increase of 18% in both periods compared to $441.3 million and $840.3 million in the same periods last year. Product revenue was $189.9 million and $352.6 million during the three and six months ended June 30, 2019, an increase of 14% in both periods compared to $166.3 million and $309.1 million in the same periods last year. Service revenue was $331.8 million and $641.7 million during the three and six months ended June 30, 2019, an increase of 21% in both periods compared to $275.0 million and $531.2 million in the same periods last year.

•
We generated operating income of $75.2 million and $125.8 million during the three and six months ended June 30, 2019, an increase of 48% and 51%, respectively, compared to $50.7 million and $83.1 million in the same periods last year.

•	Cash, cash equivalents and investments were $1.98 billion as of June 30, 2019, an increase of $263.1 million, or 15%, from December 31, 2018.

•	Deferred revenue was $1.87 billion as of June 30, 2019, an increase of $179.7 million, or 11%, from December 31, 2018.

•	We generated cash flows from operating activities of $396.4 million during the six months ended June 30, 2019, an increase of $114.4 million, or 41%, compared to the same period last year.

•
During the six months ended June 30, 2019, we repurchased 1.3 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for an aggregate purchase price of $91.1 million.

During the three and six months ended June 30, 2019, our revenue growth was primarily driven by our service revenue growth. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew14% during the three and six months ended June 30, 2019 compared to the same periods last year. We experienced revenue growth across several of our hardware and software products. Service revenue growth of 21% during the three and six months ended June 30, 2019 compared to the same periods last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 24% in both periods compared to the same periods last year. During the three and six months ended June 30, 2019, FortiCare technical support and other service revenue grew 16% and 17%, respectively, compared to the same periods last year.

During the second quarter of 2019, we reclassified the 100 series of our FortiGate product from an entry-level product to a mid-range product. Prior periods have been reclassified to conform with current period presentation. Including this reclassification, we saw a mix shift to mid-range products, with the percentage of our FortiGate-related billings from mid-range products increasing from 42% during the three months ended June 30, 2018 to 46% during the three months ended June 30, 2019. Accordingly, the percentage of our FortiGate-related billings from entry-level and high-end products decreased.

During the three and six months ended June 30, 2019, operating expenses as a percentage of revenue decreased by two percentage points in both periods compared to the same periods last year. The deferral of sales commissions for service contracts had a minimal impact to the changes in operating expenses as a percentage of revenue compared to the same periods last year. Headcount increased by 5% and 8% to 6,293 employees and contractors as of June 30, 2019, from 6,015 as of March 31, 2019 and from 5,845 as of December 31, 2018, respectively.

Business Model

Our sales strategy is based on a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who in turn sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across major cloud providers, and have recognized on-demand revenue from Amazon Web Services, Microsoft Azure, IBM Cloud and Google Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement at a cloud provider such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and Alibaba Cloud. In a BYOL arrangement, a customer purchases a perpetual license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

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

	Three Months Ended Or As Of
	June 30, 2019	June 30, 2018
	(in millions)
Revenue	$521.7	$441.3
Deferred revenue	$1,866.5	$1,470.8
Billings (non-GAAP)	$622.4	$513.4
Net cash provided by operating activities	$195.1	$142.2
Free cash flow (non-GAAP)	$177.8	$130.6

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, growth and the mix of short-term and long-term deferred revenue because it represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $1.87 billion as of June 30, 2019, an increase of $179.7 million, or 11%, from December 31, 2018.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $622.4 million for the three months ended June 30, 2019, an increase of 21% compared to $513.4 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in millions)
Billings:
Revenue	$521.7	$441.3
Add: Change in deferred revenue	100.7	74.4
Add: Deferred revenue balance acquired in business combination	—	(2.3)
Total billings (non-GAAP)	$622.4	$513.4

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the cash flow statement and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure.

A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$195.1	$142.2
Less: Purchases of property and equipment	(17.3)	(11.6)
Free cash flow (non-GAAP)	$177.8	$130.6
Net cash provided by (used in) investing activities	$(336.6)	$7.0
Net cash used in financing activities	$(53.3)	$(12.8)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2019, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

Revenue

	Three Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$189.9	36%	$166.3	38%	$23.6	14%
Service	331.8	64	275.0	62	56.8	21
Total revenue	$521.7	100%	$441.3	100%	$80.4	18%
Revenue by geography:
Americas	$225.5	43%	$189.3	43%	$36.2	19%
Europe, Middle East and Africa (“EMEA”)	192.0	37	164.4	37	27.6	17
Asia Pacific (“APAC”)	104.2	20	87.6	20	16.6	19
Total revenue	$521.7	100%	$441.3	100%	$80.4	18%

Total revenue increased by $80.4 million, or 18%, during the three months ended June 30, 2019 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all regions grew, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $23.6 million, or 14%, during the three months ended June 30, 2019 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in unit shipments year-over-year, and we saw a mix shift toward mid-range FortiGate appliances.

Service revenue increased by $56.8 million, or 21%, during the three months ended June 30, 2019 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support and other contracts, which increased by $36.0 million, or 24%, and $20.8 million, or 16%, respectively, during the three months ended June 30, 2019 compared to the same period last year.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$82.7	$73.9	$8.8	12%
Service	45.6	39.2	6.4	16
Total cost of revenue	$128.3	$113.1	$15.2	13%
Gross margin (%):
Product	56.5%	55.6%
Service	86.3	85.7
Total gross margin	75.4%	74.4%

Total gross margin increased by 1.0 percentage points during the three months ended June 30, 2019 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 0.9 percentage points during the three months ended June 30, 2019 compared to the same period last year. Product gross margin benefited from lower indirect product costs as a percentage of revenue, partially offset by an increase in direct product costs as a percentage of revenue, reflecting our shift in product mix. Cost of product revenue was comprised of direct product costs and indirect costs, including inventory reserves and other manufacturing overhead.

Service gross margin increased by 0.6 percentage points during the three months ended June 30, 2019 compared to the same period last year, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$67.4	13%	$61.2	14%	$6.2	10%
Sales and marketing	226.5	43	192.8	44	33.7	17
General and administrative	24.3	5	23.5	5	0.8	3
Total operating expenses	$318.2	61%	$277.5	63%	$40.7	15%

Research and development

Research and development expense increased by $6.2 million, or 10%, during the three months ended June 30, 2019 compared to the same period last year, primarily due to an increase of $6.9 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products. The increase in expense was offset by a decrease in product development expenses, such as third-party testing, prototypes and supplies of $2.3 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2019.

Sales and marketing

Sales and marketing expense increased by $33.7 million, or 17%, during the three months ended June 30, 2019 compared to the same period last year, primarily due to an increase of $25.0 million in personnel-related costs, including higher stock-based compensation expense of $2.7 million, as sales and marketing headcount increased in order to drive market share gains globally. Marketing-related expense increased by $3.7 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2019.

General and administrative

General and administrative expense increased by $0.8 million, or 3%, during the three months ended June 30, 2019 compared to the same period last year, due to an increase of $1.4 million in legal expenses and an increase of $0.5 million in personnel-related costs. The increase in expenses was partially offset by a decrease of $0.4 million in professional services cost and a decrease of $0.7 million in other expenses. We expect general and administrative expense to increase in absolute dollars during the remainder of 2019.

Interest income and other expense—net

	Three Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
	(in millions, except percentages)
Interest income	$11.0	$5.8	$5.2	90%
Other expense—net	$(0.4)	$(5.0)	$4.6	(92)%

Interest income increased during the three months ended June 30, 2019 compared to the same period last year, primarily due to higher interest rates and, to a lesser extent, higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net during the three months ended June 30, 2019 compared to the same period last year was primarily due to lower foreign currency exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2019	June 30, 2018
	(in millions, except percentages)
Provision for income taxes	$13.1	$2.2	$10.9	495%
Effective tax rate (%)	15%	4%

Our effective tax rate was 15% for the three months ended June 30, 2019 compared to an effective tax rate of 4% for the same period last year. The effective tax rate for the three months ended June 30, 2019 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $24.5 million, which were offset by excess tax benefits from stock-based compensation expense of $11.7 million. The tax rate for the three months ended June 30, 2019 was impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements. This expense was offset by release of reserves of $10.0 million on uncertain tax positions and the associated interests due to the expiration of the statute of limitations. The tax rate for the three months ended June 30, 2018 are comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes of $17.2 million, which were offset by excess tax benefits from stock-based compensation expense of $4.9 million. The tax rate for the three months ended by June 30, 2018 was also impacted by release of a reserve on uncertain tax positions, including interest, of $10.1 million.

Results of Operations

Six Months Ended June 30, 2019 and June 30, 2018

Revenue

	Six Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$352.6	35%	$309.1	37%	$43.5	14%
Service	641.7	65	531.2	63	110.5	21
Total revenue	$994.3	100%	$840.3	100%	$154.0	18%
Revenue by geography:
Americas	$426.0	43%	$365.1	43%	$60.9	17%
EMEA	369.2	37	308.9	37	60.3	20
APAC	199.1	20	166.3	20	32.8	20
Total revenue	$994.3	100%	$840.3	100%	$154.0	18%

Total revenue increased by $154.0 million, or 18%, during the six months ended June 30, 2019 compared to the same period last year. We continued to experience diversification of revenue globally. Revenue from all regions grew, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $43.5 million, or 14%, during the six months ended June 30, 2019 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in unit shipments year-over-year, and we saw a mix shift toward mid-range FortiGate appliances.

Service revenue increased by $110.5 million, or 21%, during the six months ended June 30, 2019 compared to the same period last year. The increase in service revenue was primarily due to the recognition of revenue from our growing deferred revenue balance consisting of FortiGuard security subscription and FortiCare technical support and other contracts, which increased by $68.9 million, or 24%, and $41.6 million, or 17%, respectively, during the six months ended June 30, 2019 compared to the same period last year.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$152.9	$132.1	$20.8	16%
Service	88.4	78.2	10.2	13
Total cost of revenue	$241.3	$210.3	$31.0	15%
Gross margin (%):
Product	56.6%	57.3%
Service	86.2	85.3
Total gross margin	75.7%	75.0%

Total gross margin increased by 0.7 percentage points during the six months ended June 30, 2019 compared to the same period last year, driven primarily by an increase in service gross margin, which was partially offset by a decrease in product gross margin.

Product gross margin decreased by 0.7 percentage points, reflecting changes in our product mix during the six months ended June 30, 2019 compared to the same period last year. Cost of product revenue was comprised of direct product costs and indirect costs, including inventory reserves and other manufacturing overhead.

Service gross margin increased by 0.9 percentage points during the six months ended June 30, 2019 compared to the same period last year, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$136.0	14%	$120.3	14%	$15.7	13%
Sales and marketing	442.4	44	378.1	45	64.3	17
General and administrative	48.8	5	48.5	6	0.3	1
Total operating expenses	$627.2	63%	$546.9	65%	$80.3	15%

Research and development

Research and development expense increased by $15.7 million, or 13%, during the six months ended June 30, 2019 compared to the same period last year, primarily due to an increase of $14.1 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements of our existing products.

Sales and marketing

Sales and marketing expense increased by $64.3 million, or 17%, during the six months ended June 30, 2019 compared to the same period last year, primarily due to an increase of $47.1 million in personnel-related costs, including higher stock-based compensation expense of $7.2 million, as sales and marketing headcount increased in order to drive market share gains globally. In addition, marketing-related expense increased by $6.4 million.

General and administrative

General and administrative expense increased by $0.3 million, or 1%, during the six months ended June 30, 2019 compared to the same period last year, due to an increase of $2.4 million in legal expenses and an increase of $1.3 million in personnel-related costs. The increase in expense was partially offset by a decrease of $3.0 million in professional services and a decrease of other expenses of $0.5 million.

Interest income and other expense—net

	Six Months Ended
	June 30, 2019	June 30, 2018	Change	% Change
	(in millions, except percentages)
Interest income	$21.2	$10.3	$10.9	106%
Other expense—net	$(0.9)	$(5.2)	$4.3	(83)%

Interest income increased during the six months ended June 30, 2019 compared to the same period last year, primarily due to higher interest rates and, to a lesser extent, higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net during the six months ended June 30, 2019 compared to the same period last year was primarily due to lower foreign currency exchange losses.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2019	June 30, 2018
	(in millions, except percentages)
Provision for (benefit from) income taxes	$14.6	$(2.7)	$17.3	(641)%
Effective tax rate (%)	10%	(3)%

Our effective tax rate was 10% for the six months ended June 30, 2019 compared to an effective tax rate benefit of 3% for the same period last year. The effective tax rate for the six months ended June 30, 2019 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $42.0 million, which were offset by excess tax benefits from stock-based compensation expense of $27.7 million. The tax rate for the six months ended June 30, 2019 was impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision regarding stock-based compensation expense in cost sharing arrangements. This expense was offset by release of reserves of $10.0 million on uncertain tax positions and the associated interests due to the expiration of the statute of limitations. The tax rate for the six months ended June 30, 2018 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $25.7 million, which were offset by excess tax benefits from stock-based compensation expense of $10.5 million. The tax rate for the six month ended June 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million.

Liquidity and Capital Resources

	As of
	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$1,022.1	$1,112.4
Investments	957.6	604.2
Total cash, cash equivalents and investments	$1,979.7	$1,716.6
Working capital	$1,067.0	$964.5

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in millions)
Net cash provided by operating activities	$396.4	$282.0
Net cash used in investing activities	(375.6)	(18.5)
Net cash used in financing activities	(111.1)	(102.4)
Net increase (decrease) in cash and cash equivalents	$(90.3)	$161.1

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, real estate and other capital expenditures, proceeds associated with stock option exercises and issuances of common stock under our equity incentive plans and payment of taxes in connection with the net settlement of equity awards. In recent years, we have received significant capital resources from billings, the exercise of stock options and ESPP purchases. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. We expect there to be no future proceeds from purchases under our ESPP, which was terminated in February 2019. As of June 30, 2019, $642.7 million remained available for future share repurchase under the Repurchase Program.

Construction of our new headquarters building started in the fourth quarter of 2018 and related spending will continue in 2019 and until project completion. We estimate 2019 spending on the project to be between $50.0 million to $70.0 million dollars.

As of June 30, 2019, our cash, cash equivalents and investments of $1.98 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $138.5 million as of June 30, 2019 and $956.6 million as of December 31, 2018. The decrease in cash, cash equivalents and investments held by our international subsidiaries was due to our international tax restructure.

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

Our operating activities during the six months ended June 30, 2019 provided $396.4 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $395.7 million, or 27%, as of June 30, 2019 compared to the same period last year.

Our operating activities during the six months ended June 30, 2018 provided $282.0 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $309.3 million, or 27%, as of June 30, 2018 compared to the same period in the prior year.

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

During the six months ended June 30, 2019, cash used in investing activities was primarily due to $348.1 million spent for purchases of investments, net of maturities and sales of investments and $27.5 million spent on capital expenditures.

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

During the six months ended June 30, 2019, cash used in financing activities was $111.1 million, primarily due to $94.2 million used to repurchase our common stock and $16.9 million used to pay tax withholding, net of proceeds, from the issuance of common stock.

During the six months ended June 30, 2018, cash used for financing activities was $102.4 million, primarily due to $117.1 million used to repurchase our common stock and $9.5 million of payments of the debt assumed in business combinations. This was partially offset by $24.2 million of proceeds, net of tax withholding, from the issuance of common stock.

Contractual Obligations and Commitments

Except for presentation changes resulting from the adoption of Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842) (“Topic 842”) during the period, there were no material changes outside the ordinary course of business during the six months ended June 30, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2019 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we implemented certain internal controls over financial reporting in connection with our adoption of Topic 842. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the effectiveness of our sales organization, generally or in a particular geographic region, the time it takes to hire sales personnel and the timing of hiring, and our ability to hire and retain effective sales personnel;

•
sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments and increased competition and unpredictability of timing to close sales deals with large enterprises;

•
execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on cloud, IoT, OT and edge security opportunities;

•	the seasonal buying patterns of our end-customers;

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•	the timing of revenue recognition for our sales;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	any actual or perceived vulnerabilities in our products or services, and any actual or perceived breach of our network or our customers’ networks;

•	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•	changes in the growth rates of the network security market in particular and other security and networking markets for which we sell products and services;

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fortinet Security Fabric products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation, import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services;

•	uncertainty as to timing to close large deals and any delays in closing those deals; and

•	longer ramp-up periods for enterprise sales personnel as compared to other sales personnel.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chief Executive Officer and Chairman, or Michael Xie, our Co-Founder, President and Chief Technology Officer, or of any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services or the distraction of our senior management for any reason could adversely affect our business, financial condition and results of operations.

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

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth would be harmed.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal network system or data. For example, we previously announced that in the second quarter of 2019 we discovered that an unauthorized party illegally targeted us using sophisticated techniques, such as stealing technical data in order to both impersonate our firewall update servers and possibly attempt other attack methodologies, in an effort to try to gain access to certain of our customers’ systems. Our investigation of this matter is ongoing. While in general we take numerous measures and implement multiple layers of security to protect our network and our customers’ networks, and, in this particular case, we took immediate additional action to protect our customers, no security company can guaranty that its security products and services will prevent all threats, and we cannot be sure that third parties have not been, and will not in the future be, successful in improperly accessing our system and our customers’ systems and negatively impacting us or our customers. An actual or perceived breach, or any other actual or perceived data security incident, that involves our network, systems or website and/or our customers’ network, systems or websites, including the specific matter that is discussed above and that is the subject of our ongoing investigation, could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. If expected orders at the end of any quarter are delayed for any reason or our ability to fulfill orders at the end of the quarter is hindered for any reason, including the failure of anticipated purchase orders to materialize, our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports or otherwise, our billings and revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

We provide sales channel partners with specific programs to assist them in selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken it could negatively impact their ability to sell our product and services. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

In addition, we may be impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs. In July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future. Exclusive accounted for 35% of our total net accounts receivable as of June 30, 2019. Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers accounted for 11% of our total net accounts receivable as of June 30, 2019. During the three months ended June 30, 2019, Exclusive and Ingram Micro accounted for 31% and 11% of our total revenue, respectively. During the six months ended June 30, 2019, Exclusive and Ingram Micro accounted for 31% and 11% of our total revenue, respectively. During the three months ended June 30, 2018, Exclusive and Ingram Micro accounted for 29% and 10% of our total revenue, respectively. During the six months ended June 30, 2018, Exclusive accounted for 29% of our total revenue. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private entity and we may not have sufficient information to assess its financial condition and accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice.

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

The maintenance of our internal business management systems, such as our ERP and CRM systems, has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our internal systems, leading to additional costs. We may also discover deficiencies in our design or maintenance of our internal systems that could adversely affect our ability to forecast orders, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if any of our internal systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our operating requirements.

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

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements and risks. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, suspension or debarment from doing business with the U.S. government or one of its divisions, and other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act (the “TAA”). The DOJ continues to actively pursue such claims, and we recently settled a TAA-related claim with the DOJ. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in March 2018, the current administration imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. And more recently, in May 2019, import tariffs were increased from 10% to 25% by the United States on some goods imported from China, including certain electronics and IT products. Other countries have in turn imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by China or other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

Our ability to sell our products is dependent on the quality of our technical support services, and our failure to offer high-quality technical support services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in planning, deploying and operational proficiency for our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service provider or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. Our failure to maintain high-quality support services would have a material adverse effect on our business, financial condition and results of operations and may subject us to litigation, reputational damage, loss of customers and additional costs.

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

We have open tax years that could be subject to the examination by the IRS and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Canada and several other foreign jurisdictions. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In December 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time mandatory tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the 2017 Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance. We expect further guidance may be forthcoming from the Financial Accounting Standards Board (the “FASB”) and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. We will continue to monitor and assess the impact of the 2017 Tax Act and the ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

In June 2019, the Ninth Circuit Court of Appeals reversed a decision of the U.S. Tax Court that 26 C.F.R. § 1.482-7A(d)(2), under which related entities must share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as qualified cost-sharing arrangements, was invalid under the Administrative Procedure Act. A reserve on uncertain tax positions was provided for the effect on our tax obligations. We will continue to monitor developments and assess the impact.

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

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time-consuming research and development processes. For example, we enter into development agreements with third parties. If our contract development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for contract development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing and releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc. (“F5 Networks”), FireEye, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), McAfee, LLC, Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated and Zscaler, Inc.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security products to the market more quickly than we can. Some of our smaller competitors are using third-party chips designed to accelerate performance. Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. For example, certain of our competitors are focusing on security services that they deliver from the cloud. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Our current and potential competitors may also offer point solutions, fabric and/or cloud security services that compete with some of the features present in our platform. They may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

We have several ongoing patent lawsuits, certain companies have sent us demand letters proposing that we license certain of their patents, and organizations have sent letters demanding that we provide indemnification for patent claims. As two examples of the ongoing patent lawsuits against us, one such patent lawsuit by British Telecommunications plc was filed in federal court in Delaware in July 2018, and a second such lawsuit by Finjan, Inc. was filed in federal court in California in October 2018. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any settlement payment or adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2019, the closing price of our common stock ranged from $66.91 to $95.22 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2019 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	—	$—	—	$677.5
May 1 - May 31, 2019	0.1	$75.43	0.1	$672.0
June 1 - June 30, 2019	0.4	$73.12	0.4	$642.7
Total	0.5	$73.48	0.5

ITEM 5.     Other Information

Amended and Restated Change of Control Severance Agreements

On July 31, 2019, we entered into an Amended and Restated Change of Control Severance Agreement (each, a “Change of Control Agreement”) with each of Ken Xie, our Chief Executive Officer, Michael Xie, our President and Chief Technology Officer, Keith Jensen, our Chief Financial Officer, and John Whittle, our Executive Vice President of Corporate Development, General Counsel and Corporate Secretary (each, an “Executive”). Each Change of Control Agreement is effective August 7, 2019 and will amend and restate our existing Change of Control Severance Agreement with the applicable Executive (the “Existing Agreements”), each of which would have otherwise expired on August 7, 2019. The term of each Change of Control Agreement will expire on August 7, 2024 if not otherwise extended. In addition to extending the term of the Existing Agreements, the Change of Control Agreements also amend the Existing Agreements in order to align the change of control terms for each of the Executives.

Pursuant to each Change of Control Agreement, if an Executive is terminated without Cause (as defined in the Executive’s Change of Control Agreement) or if an Executive terminates the Executive’s employment with us for Good Reason (as defined in the Executive’s Change of Control Agreement) prior to, or absent, a Change of Control (as defined in the Executive’s Change of Control Agreement), or after 12 months following a Change of Control, the Executive will be entitled to: (i) a severance payment in an amount equal to 12 months of the Executive’s then-current base salary; (ii) acceleration of the unvested equity awards then held by the Executive that would have vested over the next 12 months; and (iii) 12 months of medical, dental and/or vision benefits for the Executive and/or the Executive’s eligible dependents.

Also pursuant to each Change of Control Agreement, if an Executive is terminated without Cause or if an Executive terminates the Executive’s employment with us for Good Reason within 12 months following a Change of Control, the Executive will be entitled to: (i) a severance payment in an amount equal to 12 months of the Executive’s then-current base salary; (ii) acceleration of 100% of the unvested equity awards then held by the Executive; and (iii) 12 months of medical, dental and/or vision benefits for the Executive and/or the Executive’s eligible dependents.

In the event of acceleration of an Executive’s unvested equity awards, the awards will remain exercisable, to the extent applicable, following the termination for the period prescribed in the respective stock plan and agreement for each award. In the event any payment to an Executive is subject to the excise tax imposed by Section 4999 of the Internal Code of 1986, as amended (the “Code”) (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), the Executive will be entitled to receive such payment as would entitle the Executive to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.

The foregoing descriptions are qualified in their entirety by reference to the full text of the Change of Control Agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.     Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1*	Amended and Restated 2009 Equity Incentive Plan

10.2*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie

10.3*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie

10.4*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle

10.5*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in iXBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2019

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)