Form 10-Q
period 2019-09-30
Fortinet, Inc.
filed 2019-10-31
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

899 Kifer Road
Sunnyvale, California 94086
(Address of principal executive offices, including zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 23, 2019, there were 171,033,736 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,175.5	$1,112.4
Short-term investments	764.8	537.2
Accounts receivable—net	384.1	444.5
Inventory	99.2	90.0
Prepaid expenses and other current assets	42.6	36.8
Total current assets	2,466.2	2,220.9
LONG-TERM INVESTMENTS	204.2	67.0
PROPERTY AND EQUIPMENT—NET	305.5	271.4
DEFERRED CONTRACT COSTS	217.4	182.6
DEFERRED TAX ASSETS	243.7	255.0
GOODWILL	38.2	38.2
OTHER INTANGIBLE ASSETS—NET	14.0	22.1
OTHER ASSETS	56.4	20.8
TOTAL ASSETS	$3,545.6	$3,078.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85.9	$86.4
Accrued liabilities	90.4	77.5
Accrued payroll and compensation	90.4	98.4
Income taxes payable	11.6	28.2
Deferred revenue	1,063.6	965.9
Total current liabilities	1,341.9	1,256.4
DEFERRED REVENUE	882.0	720.9
INCOME TAX LIABILITIES	83.1	77.5
OTHER LIABILITIES	38.2	13.0
Total liabilities	2,345.2	2,067.8
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 171.3 and 169.8 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	0.2	0.2
Additional paid-in capital	1,152.6	1,068.3
Accumulated other comprehensive income (loss)	1.1	(0.8)
Retained earnings (accumulated deficit)	46.5	(57.5)
Total stockholders’ equity	1,200.4	1,010.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,545.6	$3,078.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUE:
Product	$197.1	$164.5	$549.7	$473.6
Service	350.4	289.4	992.1	820.6
Total revenue	547.5	453.9	1,541.8	1,294.2
COST OF REVENUE:
Product	79.0	72.0	231.9	204.1
Service	45.1	39.6	133.5	117.8
Total cost of revenue	124.1	111.6	365.4	321.9
GROSS PROFIT:
Product	118.1	92.5	317.8	269.5
Service	305.3	249.8	858.6	702.8
Total gross profit	423.4	342.3	1,176.4	972.3
OPERATING EXPENSES:
Research and development	69.9	58.7	205.9	179.0
Sales and marketing	227.4	198.3	669.8	576.4
General and administrative	26.1	22.5	74.9	71.0
Total operating expenses	323.4	279.5	950.6	826.4
OPERATING INCOME	100.0	62.8	225.8	145.9
INTEREST INCOME	11.4	6.9	32.6	17.2
OTHER INCOME (EXPENSE)—NET	(6.0)	0.9	(6.9)	(4.3)
INCOME BEFORE INCOME TAXES	105.4	70.6	251.5	158.8
PROVISION FOR INCOME TAXES	25.6	11.9	40.2	9.2
NET INCOME	$79.8	$58.7	$211.3	$149.6
Net income per share (Note 9):
Basic	$0.47	$0.35	$1.24	$0.89
Diluted	$0.46	$0.33	$1.21	$0.86
Weighted-average shares outstanding:
Basic	171.3	169.8	170.9	168.7
Diluted	174.8	175.7	174.9	173.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$79.8	$58.7	$211.3	$149.6
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	0.2	0.5	2.7	(0.1)
Less: tax provision related to change in unrealized gains (losses) on investments	—	0.1	0.7	0.1
Other comprehensive income (loss)	0.2	0.4	2.0	(0.2)
Comprehensive income	$80.0	$59.1	$213.3	$149.4

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$(9.0)	$1,122.3
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(17.8)	—	—	(17.8)
Repurchase and retirement of common stock	(0.3)	—	(2.2)	—	(24.3)	(26.5)
Stock-based compensation expense	—	—	42.4	—	—	42.4
Net unrealized gain on investments - net of tax	—	—	—	0.2	—	0.2
Net income	—	—	—	—	79.8	79.8
BALANCE—September 30, 2019	171.3	$0.2	$1,152.6	$1.1	$46.5	$1,200.4

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2018	169.0	$0.2	$996.1	$(1.4)	$(214.7)	$780.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.3	—	9.1	—	—	9.1
Repurchase and retirement of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	43.2	—	—	43.2
Net unrealized gain on investments - net of tax	—	—	—	0.4	—	0.4
Net income	—	—	—	—	58.7	58.7
BALANCE—September 30, 2018	170.3	$0.2	$1,048.4	$(1.0)	$(156.0)	$891.6

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.1	—	(36.1)	—	—	(36.1)
Repurchase and retirement of common stock	(1.6)	—	(10.0)	—	(107.4)	(117.4)
Stock-based compensation expense	—	—	130.4	—	—	130.4
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	2.0	—	2.0
Net income	—	—	—	—	211.3	211.3
BALANCE—September 30, 2019	171.3	$0.2	$1,152.6	$1.1	$46.5	$1,200.4

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2017	167.9	$0.2	$909.6	$(0.8)	$(319.6)	$589.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.9	—	32.3	—	—	32.3
Repurchase and retirement of common stock	(2.5)	—	(13.8)	—	(103.3)	(117.1)
Stock-based compensation expense	—	—	120.3	—	—	120.3
Cumulative effect adjustments from adoption of ASC 606	—	—	—	—	117.3	117.3
Net unrealized gain on investments - net of tax	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	149.6	149.6
BALANCE—September 30, 2018	170.3	$0.2	$1,048.4	$(1.0)	$(156.0)	$891.6

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211.3	$149.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	130.4	120.3
Amortization of deferred contract costs	78.5	66.3
Depreciation and amortization	45.9	41.0
Amortization of investment premiums, net of accretion of purchase discounts	(4.7)	—
Other	5.0	(1.7)
Changes in operating assets and liabilities:
Accounts receivable—net	60.5	38.0
Inventory	(25.2)	(19.0)
Prepaid expenses and other current assets	(6.3)	1.8
Deferred contract costs	(113.1)	(98.8)
Deferred tax assets	10.6	(19.1)
Other assets	(0.8)	(3.3)
Accounts payable	(6.2)	(4.9)
Accrued liabilities	(5.6)	(2.0)
Accrued payroll and compensation	(9.5)	(8.6)
Other liabilities	(1.0)	(2.8)
Deferred revenue	258.8	209.9
Income taxes payable	(11.0)	(8.0)
Net cash provided by operating activities	617.6	458.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,072.4)	(405.2)
Sales of investments	19.7	39.6
Maturities of investments	695.0	405.6
Purchases of property and equipment	(45.0)	(41.4)
Payments made in connection with business combination, net of cash acquired	—	(6.0)
Net cash used in investing activities	(402.7)	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(117.6)	(117.1)
Proceeds from issuance of common stock	41.8	81.6
Taxes paid related to net share settlement of equity awards	(76.0)	(48.0)
Payments of debt assumed in connection with business combination	—	(9.5)
Net cash used in financing activities	(151.8)	(93.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS	63.1	358.3
CASH AND CASH EQUIVALENTS—Beginning of period	1,112.4	811.0
CASH AND CASH EQUIVALENTS—End of period	$1,175.5	$1,169.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$12.6	$—
Cash paid to settle liability incurred for repurchase of common stock	$4.2	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$16.3	$16.2
Liability for purchase of property and equipment and asset retirement obligations	$20.1	$6.7
Liability incurred for repurchase of common stock	$4.0	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2019. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements for the year ended December 31, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2019, except for the accounting policies for leases that were updated as a result of adopting Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842) (“Topic 842”). For more information, refer to the “Recently Adopted Accounting Standards” and Note 10.

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

Under the new guidance, we determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception or upon modification of a contract. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). We have elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Product	$197.1	$164.5	$549.7	$473.6
Service:
Security subscription	192.8	157.0	545.5	440.7
Technical support and other	157.6	132.4	446.6	379.9
Total service revenue	350.4	289.4	992.1	820.6
Total revenue	$547.5	$453.9	$1,541.8	$1,294.2

Deferred Revenue

During the three months ended September 30, 2019 and September 30, 2018, we recognized $211.6 million and $173.0 million in revenue that was included in the deferred revenue balance as of December 31, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2019 and September 30, 2018, we recognized $752.2 million and $615.3 million in revenue that was included in the deferred revenue balance as of December 31, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.95 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.06 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable are reduced by an allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $0.8 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended September 30, 2019 and September 30, 2018 were $27.5 million and $23.2 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2019 and September 30, 2018 were $78.5 million and $66.3 million, respectively.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$541.5	$1.2	$(0.2)	$542.5
Commercial paper	132.8	0.1	—	132.9
U.S. government and agency securities	221.3	0.3	—	221.6
Certificates of deposit and term deposits (1)	72.0	—	—	72.0
Total available-for-sale securities	$967.6	$1.6	$(0.2)	$969.0

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$299.5	$—	$(1.2)	$298.3
Commercial paper	102.5	—	—	102.5
Certificates of deposit and term deposits (1)	145.8	—	—	145.8
U.S. government and agency securities	57.7	—	(0.1)	57.6
Total available-for-sale securities	$605.5	$—	$(1.3)	$604.2

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$67.3	$(0.1)	$35.9	$(0.1)	$103.2	$(0.2)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$150.1	$(0.2)	$93.5	$(1.0)	$243.6	$(1.2)
Commercial paper	75.6	(0.1)	—	—	75.6	(0.1)
Certificates of deposit and term deposits	51.7	—	—	—	51.7	—
U.S. government and agency securities	39.0	—	3.5	—	42.5	—
Total available-for-sale securities	$316.4	$(0.3)	$97.0	$(1.0)	$413.4	$(1.3)

The contractual maturities of our investments were as follows (in millions):

	September 30, 2019	December 31, 2018
Due within one year	$764.8	$537.2
Due within one to three years	204.2	67.0
Total	$969.0	$604.2

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Realized gains and losses on available-for-sale securities were insignificant in the periods presented and are included in other income (expense)—net in our condensed consolidated statements of income. We use the specific identification method to determine the cost basis of investments sold.

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. We consider these investments to be temporarily impaired as of September 30, 2019 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we have concluded currently that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019				December 31, 2018
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$542.5	$—	$542.5	$—	$299.3	$—	$299.3	$—
Commercial paper	144.1	—	144.1	—	184.7	—	184.7	—
Certificates of deposit and term deposits	72.0	—	72.0	—	217.4	—	217.4	—
U.S. government and agency securities	221.6	221.6	—	—	57.6	45.3	12.3	—
Money market funds	34.2	34.2	—	—	58.6	58.6	—	—
Total	$1,014.4	$255.8	$758.6	$—	$817.6	$103.9	$713.7	$—

Reported as:
Cash equivalents	$45.4				$213.4
Short-term investments	764.8				537.2
Long-term investments	204.2				67.0
Total	$1,014.4				$817.6

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019 and year ended December 31, 2018.

4.     INVENTORY

Inventory consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Raw materials	$7.7	$13.3
Finished goods	91.5	76.7
Inventory	$99.2	$90.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Land	$75.7	$75.7
Building and building improvements	143.6	144.2
Computer equipment and software	113.6	95.9
Leasehold improvements	20.1	17.9
Evaluation units	20.5	20.5
Furniture and fixtures	16.7	15.7
Construction-in-progress	44.4	12.3
Total property and equipment	434.6	382.2
Less: accumulated depreciation	(129.1)	(110.8)
Property and equipment—net	$305.5	$271.4

Depreciation expense was $12.8 million and $11.8 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Depreciation expense was $37.8 million and $34.9 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $5.3 million and $9.1 million as of September 30, 2019 and December 31, 2018, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. During the three months ended September 30, 2019, we determined that one of our investments was other-than-temporarily impaired. As a result, we recognized a non-cash impairment charge of $3.8 million to Other income (expense)—net in our condensed consolidated statements of income. During the three months ended September 30, 2018, we sold equity securities of a privately held company for $5.2 million and recognized a gain of $2.2 million to Other income (expense)—net in our condensed consolidated statements of income.

7.     BUSINESS COMBINATIONS

ZoneFox Holdings Limited

On October 22, 2018, we acquired all outstanding shares of ZoneFox Holdings Limited (“ZoneFox”), a privately held cloud-based company providing insider threat detection and response. ZoneFox is headquartered in Edinburgh, Scotland.

Under the business combination method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”), the total purchase price was allocated to ZoneFox’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The purchase price for ZoneFox was $16.1 million, of which $12.5 million was allocated to goodwill that was non-deductible for tax purposes, and $6.8 million was allocated to identifiable intangible assets, the majority of which was developed technology offset by $3.2 million of net liabilities assumed. Acquisition-related costs related to the ZoneFox acquisition were not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

We may pay an additional $2.0 million in cash consideration as an earn-out that is subject in full to satisfaction of certain performance conditions. As of September 30, 2019, no fair value was assigned to the contingent consideration based on the estimated probability of attainment of the performance conditions.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a provider of network access control security products and services.

Under the business combination method of accounting in accordance with ASC 805, the total purchase price was allocated to Bradford’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management's best estimates and assumptions to assign fair value as of the acquisition date. The purchase price for Bradford was $6.8 million, of which $11.1 million was allocated to goodwill that was non-deductible for tax purposes, and $8.0 million was allocated to identifiable intangible assets, the majority of which was developed technology offset by $12.3 million of net liabilities assumed. Acquisition-related costs related to the Bradford acquisition were not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of September 30, 2019 and December 31, 2018, we had goodwill of $38.2 million. There were no impairments to goodwill during the nine months ended September 30, 2019 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net as of September 30, 2019 and December 31, 2018 (in millions, except years):

	September 30, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$22.7	$11.7
Customer relationships	4.4	17.5	15.2	2.3
Total other intangible assets—net		$51.9	$37.9	$14.0

	December 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$34.4	$17.0	$17.4
Customer relationships	4.4	17.5	12.8	4.7
Total other intangible assets—net		$51.9	$29.8	$22.1

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $2.2 million and $2.5 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Amortization expense was $8.1 million and $6.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2019 (the remainder of 2019)	$2.2
2020	6.2
2021	3.5
2022	2.1
Total	$14.0

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income	$79.8	$58.7	$211.3	$149.6

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	171.3	169.8	170.9	168.7
Diluted shares:
Weighted-average common stock outstanding-basic	171.3	169.8	170.9	168.7
Effect of potentially dilutive securities:
RSUs	2.4	4.2	2.9	3.5
Stock options	1.1	1.6	1.1	1.4
ESPP	—	0.1	—	0.1
Weighted-average shares used to compute diluted net income per share	174.8	175.7	174.9	173.7
Net income per share:
Basic	$0.47	$0.35	$1.24	$0.89
Diluted	$0.46	$0.33	$1.21	$0.86

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
RSUs	0.2	0.3	0.3	0.6
Stock options	0.7	—	0.6	0.4
ESPP	—	0.2	—	0.1
Total	0.9	0.5	0.9	1.1

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately seven years, some of which include one or more options to renew, with renewal terms of up to five years. We do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement. Our finance leases are not material to our financial statements.

The components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$3.8	$11.1
Variable lease expense (1)	0.7	1.9
Short-term lease expense	0.8	2.2
Total lease expense	$5.3	$15.2

(1) Variable lease expense for the three and nine months ended September 30, 2019 predominantly included common area maintenance charges and parking expense.

Rent expense was $4.4 million and $13.1 million during the three and nine months ended September 30, 2018, respectively. Rent expense was recognized in accordance with ASC 840, Leases, using the straight-line method over the term of a lease.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	September 30, 2019
Operating lease ROU assets - non-current	Other assets	$41.0

Operating lease liabilities - current	Accrued liabilities	$13.9
Operating lease liabilities - non-current	Other liabilities	27.7
Total operating lease liabilities		$41.6

Weighted average remaining lease term in years - operating leases		3.9
Weighted average discount rate - operating leases		3.0%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11.9

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$12.6

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in millions):

Year ending December 31,	Amount
2019 (the remainder of 2019)	$3.5
2020	14.6
2021	10.6
2022	6.2
2023	4.5
Thereafter	4.9
Total lease payments	$44.3
Less imputed interest	(2.7)
Total	$41.6

As of September 30, 2019, we had additional minimum lease payments of $1.7 million relating to operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2019 and will have lease terms of approximately two to five years.

The following table summarizes our future principal contractual obligations for operating lease commitments as of December 31, 2018 (in millions):

Year ending December 31,	Amount
2019	$17.1
2020	12.2
2021	8.5
2022	5.0
2023	3.6
Thereafter	3.7
Total	$50.1

Total future principal contractual obligations for operating lease commitments as of December 31, 2018 exceeded our undiscounted lease liability as of the Topic 842 adoption date, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption) and excluded minimum lease payments relating to an operating lease that had been signed but had not yet commenced.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our future principal contractual obligations as of September 30, 2019 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Inventory purchase commitments	$241.4	$144.5	$96.9	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of September 30, 2019, we had $241.4 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2019, we had $12.6 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

Periodically we, like other security companies and companies in other industries, may experience cybersecurity threats, malicious activity directed against our information technology infrastructure and unauthorized attempts to gain access to our and our customers’ sensitive information and systems. For example, as previously disclosed, in the second quarter of 2019, we discovered that an unauthorized party illegally targeted us using sophisticated techniques, such as stealing technical data in order to both impersonate our firewall update servers and possibly attempt other attack methodologies, in an effort to try to gain access to certain of our customers’ systems. We have substantially completed our investigation of this incident and we do not currently believe that it had a material impact on our business, including our customers. We are currently not aware of any claims arising from this matter.

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

As of September 30, 2019, there was a total of 13.6 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2018	7.8	$46.07
Granted	2.2	83.76
Forfeited	(0.5)	53.69
Vested	(3.0)	43.13
Balance—September 30, 2019	6.5	$59.36

As of September 30, 2019, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $338.5 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirement. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Shares withheld for taxes	0.2	0.2	0.9	0.9
Amount withheld for taxes	$19.6	$15.5	$76.1	$48.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expected term in years	4.4	4.4	4.4	4.4
Volatility	35.3%	30.5%	34.2%	31.6%
Risk-free interest rate	1.4%	2.7%	2.4%	2.7%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	3.0	$35.53
Granted	0.7	84.19
Forfeited	(0.1)	62.68
Exercised	(0.7)	29.23
Balance—September 30, 2019	2.9	$48.46
Options vested and expected to vest—September 30, 2019	2.9	$48.46	4.6	$86.5
Options exercisable—September 30, 2019	1.5	$33.64	3.5	$62.6

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2019 for all in-the-money stock options. As of September 30, 2019, total compensation expense related to unvested stock options granted to employees but not yet recognized was $26.0 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.9 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted-average fair value per share granted	$24.97	$22.75	$26.96	$15.67
Intrinsic value of options exercised	3.2	14.1	40.1	53.6
Fair value of options vested	2.0	1.4	8.2	5.7

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of product revenue	$0.4	$0.3	$1.2	$1.1
Cost of service revenue	2.7	2.8	8.4	8.0
Research and development	9.3	9.3	28.7	26.9
Sales and marketing	24.9	26.0	76.6	70.5
General and administrative	5.1	4.8	15.5	13.8
Total stock-based compensation expense	$42.4	$43.2	$130.4	$120.3

The following table summarizes stock-based compensation expense by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
RSUs	$39.5	$38.2	$120.6	$106.1
Stock options	2.9	2.4	8.5	6.7
ESPP	—	2.6	1.3	7.5
Total stock-based compensation expense	$42.4	$43.2	$130.4	$120.3

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income tax benefit associated with stock-based compensation	$9.8	$6.8	$30.1	$19.0

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

During the three and nine months ended September 30, 2019, we repurchased 0.3 million and 1.6 million shares of common stock, respectively, under the Repurchase Program in open market transactions at an average price of $78.67 per share and $73.94 per share, respectively, for an aggregate purchase price of $26.5 million and $117.4 million, respectively. As of September 30, 2019, $616.3 million remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Our effective tax rate was 24% for the three months ended September 30, 2019, compared to an effective tax rate of 17% for the same period last year. Our effective tax rate was 16% for the nine months ended September 30, 2019, compared to an effective tax rate of 6% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended September 30, 2019 and September 30, 2018 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $29.6 million and $17.7 million, respectively, which

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were offset by excess tax benefits from stock-based compensation expense of $6.9 million and $5.8 million, respectively. The tax rate for the three months ended September 30, 2019 was impacted by a net increase in tax expense of $2.9 million due to the settlement of foreign tax audits.

The tax rates for the nine months ended September 30, 2019 and September 30, 2018 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $71.6 million and $43.4 million, respectively, which were offset by excess tax benefits from stock-based compensation expense of $34.6 million and $16.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2019 included an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”) described below, regarding stock-based compensation expense in cost sharing arrangements. The provision for income taxes for the nine months ended September 30, 2019 included a net increase in tax expense of $2.9 million due to the settlement of foreign tax audits. The net increase was offset due to the release of $10.0 million of reserves related to uncertain tax positions and interest due to the expiration of the statute of limitations. The tax rate for the nine months ended September 30, 2018 was also impacted by release of a reserve on uncertain tax position including interest of $18.0 million.

As of September 30, 2019 and December 31, 2018, unrecognized tax benefits were $67.7 million and $63.5 million, respectively. If recognized, $62.7 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2019 and December 31, 2018, accrued interest and penalties were $13.8 million and $11.6 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $7.1 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We currently have ongoing tax audits in the United Kingdom, Italy, Canada and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision on Altera and ruled in favor of the Commissioner, validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we incurred an unrecognized tax benefit of $10.3 million related to the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements. We continue to monitor developments in this case and any impact it could have on our tax provision.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2019 and September 30, 2018 were $1.8 million and $1.4 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2019 and September 30, 2018 were $5.2 million and $4.4 million, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Americas:
United States	$182.1	$146.8	$505.9	$425.3
Other Americas (1)	58.6	47.2	160.8	133.8
Total Americas	240.7	194.0	666.7	559.1
Europe, Middle East and Africa (“EMEA”)	200.7	165.4	569.9	474.3
Asia Pacific (“APAC”)	106.1	94.5	305.2	260.8
Total revenue	$547.5	$453.9	$1,541.8	$1,294.2
(1) In 2019, Canada and Latin America revenue were combined and presented as Other Americas. Prior periods have been reclassified to conform with current period presentation.

Property and Equipment—net	September 30, 2019	December 31, 2018
Americas:
United States	$162.7	$132.1
Canada	117.1	113.5
Latin America	0.5	0.4
Total Americas	280.3	246.0
EMEA (1)	16.6	16.2
APAC	8.6	9.2
Total property and equipment—net	$305.5	$271.4
(1) In 2019, France and Other EMEA property and equipment were combined and presented as EMEA. Prior periods have been reclassified to conform with current period presentation.

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Exclusive Networks Group	30%	29%	31%	29%
Ingram Micro	11%	11%	11%	10%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2019	December 31, 2018
Exclusive Networks Group	32%	38%
Ingram Micro	11%	*
* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in millions):

	Unrealized Gains (Losses) on Investments	Tax provision (benefit) related to unrealized gains or losses on investments	Total
Balance—December 31, 2018	$(1.3)	$(0.5)	$(0.8)
Other comprehensive income before reclassifications	2.7	0.7	2.0
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.1)
Net current-period other comprehensive income	2.7	0.8	1.9
Balance—September 30, 2019	$1.4	$0.3	$1.1

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

17.     SUBSEQUENT EVENTS

Business combination

On October 28, 2019, we acquired enSilo Ltd. (“enSilo”), a privately held company that provides endpoint detection and response products and services. We acquired enSilo for approximately $20.0 million in initial consideration, subject to certain adjustments.

We are currently in the process of evaluating the business combination accounting, including the consideration transferred and the initial purchase price allocation.

Share repurchase

Subsequent to September 30, 2019 through the filing of this Quarterly Report on Form 10-Q, we repurchased 0.3 million shares of our common stock, for an aggregate purchase price of $23.5 million at an average price of $77.39 per share, under the Repurchase Program.

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

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next generation firewall, secure web gateway, software-defined wide-area network (“SD-WAN”), intrusion prevention, secure sockets layer data leak prevention, virtual private network, switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Unit (“SPU”) technology within our appliances.

•
Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Secure Access (WiFi and switch) and software or hardware versions of Endpoint and Application Security, including email and web security.

•
Cloud Security—We help customers connect securely to and across their hybrid, public and private cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in and across cloud environments that they receive on their physical networks. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, IBM Cloud, Oracle Cloud and Alibaba Cloud.

•
Internet of Things and Operational Technology—The proliferation of Internet of Things (“IoT”) and the digitization of Operational Technology (“OT”) devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

•
Security Subscription and Support Services—Our customers, channel partners and end users may also purchase FortiGuard and other security subscription services to receive threat intelligence updates; FortiCare technical support services across all of our products; Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

Financial Highlights

•
We recorded total revenue of $547.5 million and $1.54 billion during the three and nine months ended September 30, 2019, an increase of 21% and 19%, respectively, compared to $453.9 million and $1.29 billion in the same periods last year. Product revenue was $197.1 million and $549.7 million during the three and nine months ended September 30, 2019, an increase of 20% and 16%, respectively, compared to $164.5 million and $473.6 million in the same periods last year. Service revenue was $350.4 million and $992.1 million during the three and nine months ended September 30, 2019, an increase of 21% in both periods compared to $289.4 million and $820.6 million in the same periods last year.

•
We generated operating income of $100.0 million and $225.8 million during the three and nine months ended September 30, 2019, an increase of 59% and 55%, respectively, compared to $62.8 million and $145.9 million in the same periods last year.

•	Cash, cash equivalents and investments were $2.14 billion as of September 30, 2019, an increase of $427.9 million, or 25%, from December 31, 2018.

•	Deferred revenue was $1.95 billion as of September 30, 2019, an increase of $258.8 million, or 15%, from December 31, 2018.

•	We generated cash flows from operating activities of $617.6 million during the nine months ended September 30, 2019, an increase of $158.9 million, or 35%, compared to the same period last year.

•
During the nine months ended September 30, 2019, we repurchased 1.6 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for an aggregate purchase price of $117.4 million.

During the three and nine months ended September 30, 2019, our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 20% and 16% during the three and nine months ended September 30, 2019, respectively, compared to the same periods last year. We experienced revenue growth across several of our hardware and software products, including SD-WAN solutions. Service revenue growth of 21% during the three and nine months ended September 30, 2019 compared to the same periods last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 23% and 24% in both periods, respectively, compared to the same periods last year. During the three and nine months ended September 30, 2019, FortiCare technical support and other service revenue grew 19% and 18%, respectively, compared to the same periods last year.

During the second quarter of 2019, we reclassified the 100 series of our FortiGate product from an entry-level product to a mid-range product. Prior periods have been reclassified to conform with current period presentation. Including this reclassification, we saw a mix shift to entry-level and mid-range products during the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, operating expenses as a percentage of revenue decreased by three percentage points and two percentage points, respectively, compared to the same periods last year. The deferral of sales commissions for service contracts had a minimal impact to the changes in operating expenses as a percentage of revenue compared to the same periods last year. Headcount increased by 5% and 13% to 6,590 employees and contractors as of September 30, 2019, from 6,293 as of June 30, 2019 and from 5,845 as of December 31, 2018, respectively.

Business Model

Our sales strategy is based on a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and service providers, who in turn sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across major cloud providers, and have recognized on-demand revenue from Amazon Web Services, Microsoft Azure, IBM Cloud, Google Cloud and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring your own license (“BYOL”) arrangement at a cloud provider such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and Alibaba Cloud. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

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

	Three Months Ended Or As Of
	September 30, 2019	September 30, 2018
	(in millions)
Revenue	$547.5	$453.9
Deferred revenue	$1,945.6	$1,544.4
Billings (non-GAAP)	$626.6	$527.5
Net cash provided by operating activities	$221.2	$176.7
Free cash flow (non-GAAP)	$203.7	$158.5

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $1.95 billion as of September 30, 2019, an increase of $258.8 million, or 15%, from December 31, 2018.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of the new revenue recognition standard less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the security and support contractual service period agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $626.6 million for the three months ended September 30, 2019, an increase of 19% compared to $527.5 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(in millions)
Billings:
Revenue	$547.5	$453.9
Add: Change in deferred revenue	79.1	73.6
Total billings (non-GAAP)	$626.6	$527.5

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

A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$221.2	$176.7
Less: Purchases of property and equipment	(17.5)	(18.2)
Free cash flow (non-GAAP)	$203.7	$158.5
Net cash provided by (used in) investing activities	$(27.1)	$11.1
Net cash provided by (used in) financing activities	$(40.7)	$9.4

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2019, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 27, 2019 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

Revenue

	Three Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$197.1	36%	$164.5	36%	$32.6	20%
Service	350.4	64	289.4	64	61.0	21
Total revenue	$547.5	100%	$453.9	100%	$93.6	21%
Revenue by geography:
Americas	$240.7	44%	$194.0	43%	$46.7	24%
Europe, Middle East and Africa (“EMEA”)	200.7	37	165.4	36	35.3	21
Asia Pacific (“APAC”)	106.1	19	94.5	21	11.6	12
Total revenue	$547.5	100%	$453.9	100%	$93.6	21%

Total revenue increased by $93.6 million, or 21%, during the three months ended September 30, 2019 compared to the same period last year. We continued to experience diversification of revenue globally, across both customer and industry segments. Revenue from all regions grew, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $32.6 million, or 20%, during the three months ended September 30, 2019 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in FortiGates sold as part of SD-WAN solutions and growth in sales of our Infrastructure Security solutions, including software, Secure Access, and other hardware products.

Service revenue increased by $61.0 million, or 21%, during the three months ended September 30, 2019 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $35.8 million, or 23%, and by $25.2 million, or 19%, respectively, during the three months ended September 30, 2019 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support and other contracts. Of the service revenue recognized during the three months ended September 30, 2019, 93% was included in the deferred revenue balance as of June 30, 2019.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$79.0	$72.0	$7.0	10%
Service	45.1	39.6	5.5	14
Total cost of revenue	$124.1	$111.6	$12.5	11%
Gross margin (%):
Product	59.9%	56.2%
Service	87.1	86.3
Total gross margin	77.3%	75.4%

Total gross margin increased by 1.9 percentage points during the three months ended September 30, 2019 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 3.7 percentage points during the three months ended September 30, 2019 compared to the same period last year. Product gross margin benefited from lower direct and indirect product costs as a percentage of product revenue. Cost of product revenue was comprised of direct product costs and indirect costs, including inventory reserves and other manufacturing overhead.

Service gross margin increased by 0.8 percentage points during the three months ended September 30, 2019 compared to the same period last year, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$69.9	13%	$58.7	13%	$11.2	19%
Sales and marketing	227.4	42	198.3	44	29.1	15
General and administrative	26.1	5	22.5	5	3.6	16
Total operating expenses	$323.4	59%	$279.5	62%	$43.9	16%

Research and development

Research and development expense increased by $11.2 million, or 19%, during the three months ended September 30, 2019 compared to the same period last year, primarily due to an increase of $7.2 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development expenses, such as third-party testing, prototypes and supplies, increased by $2.4 million. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2019.

Sales and marketing

Sales and marketing expense increased by $29.1 million, or 15%, during the three months ended September 30, 2019 compared to the same period last year, primarily due to an increase of $19.1 million in personnel-related costs as a result of increased sales and marketing headcount to drive global market share gains. Marketing-related expense increased by $4.4 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2019.

General and administrative

General and administrative expense increased by $3.6 million, or 16%, during the three months ended September 30, 2019 compared to the same period last year, primarily due to an increase in personnel-related costs of $1.7 million and an increase in professional services costs of $1.2 million. We expect general and administrative expense to increase in absolute dollars during the remainder of 2019.

Interest income and other income (expense)—net

	Three Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
	(in millions, except percentages)
Interest income	$11.4	$6.9	$4.5	65%
Other income (expense)—net	$(6.0)	$0.9	$(6.9)	(767)%

Interest income increased during the three months ended September 30, 2019 compared to the same period last year, primarily due to higher interest rates and, to a lesser extent, higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net during the three months ended September 30, 2019 compared to the same period last year was the result of a $3.8 million impairment charge on an investment in a privately held company during the third quarter of 2019 compared to a $2.2 million gain on the sale of an investment in a privately held company in the same period last year. In addition, foreign currency exchange losses increased by $1.0 million compared to the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2019	September 30, 2018
	(in millions, except percentages)
Provision for income taxes	$25.6	$11.9	$13.7	115%
Effective tax rate (%)	24%	17%

Our effective tax rate was 24% for the three months ended September 30, 2019 compared to an effective tax rate of 17% for the same period last year. The provision for income taxes for the three months ended September 30, 2019 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $29.6 million, which were offset by excess tax benefits from stock-based compensation expense of $6.9 million. The provision for income taxes for the three months ended September 30, 2019 included a net increase in tax expense of $2.9 million due to the settlement of foreign tax audits. The provision for income taxes for the three months ended September 30, 2018 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes of $17.7 million, which were offset by excess tax benefits from stock-based compensation expense of $5.8 million.

Results of Operations

Nine Months Ended September 30, 2019 and September 30, 2018

Revenue

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$549.7	36%	$473.6	37%	$76.1	16%
Service	992.1	64	820.6	63	171.5	21
Total revenue	$1,541.8	100%	$1,294.2	100%	$247.6	19%
Revenue by geography:
Americas	$666.7	43%	$559.1	43%	$107.6	19%
EMEA	569.9	37	474.3	37	95.6	20
APAC	305.2	20	260.8	20	44.4	17
Total revenue	$1,541.8	100%	$1,294.2	100%	$247.6	19%

Total revenue increased by $247.6 million, or 19%, during the nine months ended September 30, 2019 compared to the same period last year. We continued to experience diversification of revenue globally, and across both customer and industry segments. Revenue from all regions grew, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $76.1 million, or 16%, during the nine months ended September 30, 2019 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in FortiGates sold as part of SD-WAN solutions and growth in sales of our Infrastructure Security solutions.

Service revenue increased by $171.5 million, or 21%, during the nine months ended September 30, 2019 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $104.8 million, or 24%, and by $66.7 million, or 18%, respectively, during the nine months ended September 30, 2019 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support and other contracts. Of the service revenue recognized during the nine months ended September 30, 2019, 76% was included in the deferred revenue balance as of December 31, 2018.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$231.9	$204.1	$27.8	14%
Service	133.5	117.8	15.7	13
Total cost of revenue	$365.4	$321.9	$43.5	14%
Gross margin (%):
Product	57.8%	56.9%
Service	86.5	85.6
Total gross margin	76.3%	75.1%

Total gross margin increased by 1.2 percentage points during the nine months ended September 30, 2019 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 0.9 percentage points during the nine months ended September 30, 2019 compared to the same period last year. Product gross margin benefited from lower direct and indirect product costs as percentage of product revenue. Cost of product revenue was comprised of direct product costs and indirect costs, including inventory reserves and other manufacturing overhead.

Service gross margin increased by 0.9 percentage points during the nine months ended September 30, 2019 compared to the same period last year, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$205.9	13%	$179.0	14%	$26.9	15%
Sales and marketing	669.8	43	576.4	45	93.4	16
General and administrative	74.9	5	71.0	5	3.9	5
Total operating expenses	$950.6	62%	$826.4	64%	$124.2	15%

Research and development

Research and development expense increased by $26.9 million, or 15%, during the nine months ended September 30, 2019 compared to the same period last year, primarily due to an increase in personnel-related costs of $21.3 million as a result of increased headcount to support the development of new products and continued enhancements to our existing products.

Sales and marketing

Sales and marketing expense increased by $93.4 million, or 16%, during the nine months ended September 30, 2019 compared to the same period last year, primarily due to an increase in personnel-related costs of $66.2 million as a result of increased sales and marketing headcount in order to drive global market share gains. In addition, marketing-related expense increased by $10.8 million.

General and administrative

General and administrative expense increased by $3.9 million, or 5%, during the nine months ended September 30, 2019 compared to the same period last year, primarily due to an increase in personnel-related costs of $3.1 million and an increase in professional services of $0.6 million.

Interest income and other expense—net

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change	% Change
	(in millions, except percentages)
Interest income	$32.6	$17.2	$15.4	90%
Other expense—net	$(6.9)	$(4.3)	$(2.6)	60%

Interest income increased during the nine months ended September 30, 2019 compared to the same period last year, primarily due to higher interest rates and, to a lesser extent, higher invested balances of cash, cash equivalents and investments. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net during the nine months ended September 30, 2019 compared to the same period last year was the result of a $3.8 million impairment charge on an investment in a privately held company during the third quarter of 2019 compared to a $2.2 million gain on the sale of an investment in a privately held company in the same period last year, partially offset by lower foreign currency exchange losses.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2019	September 30, 2018
	(in millions, except percentages)
Provision for income taxes	$40.2	$9.2	$31.0	337%
Effective tax rate (%)	16%	6%

Our effective tax rate was 16% for the nine months ended September 30, 2019 compared to an effective tax rate benefit of 6% for the same period last year. The provision for income taxes for the nine months ended September 30, 2019 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $71.6 million, which were offset by excess tax benefits from stock-based compensation expense of $34.6 million. The provision for income taxes for the nine months ended September 30, 2019 included an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision regarding stock-based compensation expense in cost sharing arrangements. The provision for income taxes for the nine months ended September 30, 2019 included a net increase in tax expense of $2.9 million due to the settlement of foreign tax audits. This expense was offset by the release of reserves of $10.0 million on uncertain tax positions and the associated interests due to the expiration of the statute of limitations. The provision for income taxes for the nine months ended September 30, 2018 was comprised of U.S. federal and state taxes, withholding taxes and foreign taxes of $43.4 million, which were offset by excess tax benefits from stock-based compensation expense of $16.2 million. The provision for income taxes for the nine month ended September 30, 2018 was also impacted by release of reserve for uncertain tax positions including interest of $18.0 million.

Liquidity and Capital Resources

	As of
	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$1,175.5	$1,112.4
Investments	969.0	604.2
Total cash, cash equivalents and investments	$2,144.5	$1,716.6
Working capital	$1,124.3	$964.5

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in millions)
Net cash provided by operating activities	$617.6	$458.7
Net cash used in investing activities	(402.7)	(7.4)
Net cash used in financing activities	(151.8)	(93.0)
Net increase in cash and cash equivalents	$63.1	$358.3

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds associated with stock option exercises, issuances of common stock under our equity incentive plans and payment of taxes in connection with the net settlement of equity awards, and real estate and other capital expenditures. In recent years, we have received significant capital resources from billings, the exercise of stock options and ESPP purchases. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. We expect there to be no future proceeds from purchases under our ESPP, which was terminated in February 2019. As of September 30, 2019, $616.3 million remained available for future share repurchase under the Repurchase Program.

Construction of our new headquarters building started in the fourth quarter of 2018 and related spending will continue in 2019 and until project completion. We estimate 2019 spending on the project to be between $35.0 million to $45.0 million dollars.

As of September 30, 2019, our cash, cash equivalents and investments of $2.14 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $133.8 million as of September 30, 2019 and $956.6 million as of December 31, 2018. The decrease in cash, cash equivalents and investments held by our international subsidiaries related to changes in our international tax structure.

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

Our operating activities during the nine months ended September 30, 2019 provided $617.6 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $258.8 million, or 15%, during the nine months ended September 30, 2019.

Our operating activities during the nine months ended September 30, 2018 provided $458.7 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $212.2 million, or 16%, during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019, cash used in investing activities was primarily driven by $357.7 million expended on purchases of investments, net of maturities and sales of investments, and $45.0 million spent on purchases of property and equipment.

During the nine months ended September 30, 2018, cash used for investing activities was primarily driven by $41.4 million expended on purchases of property and equipment and $6.0 million used for the acquisition of Bradford, net of cash acquired. This was partially offset by an increase in cash of $40.0 million due to maturities and sales of our investments, net of purchases.

Financing Activities

The changes in cash flows from financing activities primarily relate to cash payments for the repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plans and taxes paid related to net share settlement of equity awards.

During the nine months ended September 30, 2019, cash used in financing activities was $151.8 million, primarily driven by $117.6 million used to repurchase our common stock and $34.2 million used to pay tax withholding, net of proceeds, from the issuance of common stock.

During the nine months ended September 30, 2018, cash used in financing activities was $93.0 million, primarily driven by $117.1 million used to repurchase our common stock and $9.5 million of payments of the debt assumed in a business combination, partially offset by $33.6 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

Except for presentation changes resulting from the adoption of Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842) (“Topic 842”) during the period, there were no material changes outside the ordinary course of business during the nine months ended September 30, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2019 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we implemented certain internal controls over financial reporting in connection with our adoption of Topic 842. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, product transitions, customer requirements or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed billings and revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our results of operations. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customer systems and provide services, or our research and development networks, our back-end labs and cloud stacks through which we research and develop products and services, are compromised, public perception of our products and services will be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our network and website will provide absolute security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal network system or data. For example, we previously announced that in the second quarter of 2019, we discovered that an unauthorized party targeted us using sophisticated techniques, such as stealing technical data in order to both impersonate our firewall update servers and possibly attempt other attack methodologies, in an effort to try to gain access to certain of our customers’ systems. We have substantially completed our investigation of this incident and we do not currently believe that it had a material impact on our business, including our customers. We are currently not aware of any claims arising from this matter. While in general we take numerous measures and implement multiple layers of security to protect our network and our customers’ networks, and, in this particular case, we took immediate additional action to protect our customers, no security company can guaranty that its security products and services will prevent all threats, and we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our system and our customers’ systems, which could negatively impact us or our customers. An actual or perceived breach, or any other actual or perceived data security incident, that involves our network, systems or website and/or our customers’ network, systems or websites, including the specific matter that is discussed above, could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results will be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 32% of our total net accounts receivable as of September 30, 2019.

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

In addition, a small number of channel partners represents a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses. Our dependence on a limited number of key channel partners means that if our sales, revenue and operating results may be harmed by the inability of these key channel partners to successfully sell our products and services, or if any of these key channel partners is unable or unwilling to pay us, terminates its relationship with us or goes out of business. Although we have programs in place that are designed to monitor and mitigate credit and liquidity risks, we cannot guarantee these programs will be effective in reducing our credit risks. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed. If channel partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these channel partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our channel partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.

For example, in July 2017, Exclusive Networks Group (“Exclusive”), which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future.

Exclusive accounted for 32% of our total net accounts receivable as of September 30, 2019. Ingram Micro, Inc. (“Ingram Micro”), which distributed our solutions to a large group of resellers and end-customers accounted for 11% of our total net accounts receivable as of September 30, 2019. During the three months ended September 30, 2019, Exclusive and Ingram Micro accounted for 30% and 11% of our total revenue, respectively. During the nine months ended September 30, 2019, Exclusive and Ingram Micro accounted for 31% and 11% of our total revenue, respectively. During the three months ended September 30, 2018, Exclusive and Ingram Micro accounted for 29% and 11% of our total revenue, respectively. During the nine months ended September 30, 2018, Exclusive and Ingram Micro, accounted for 29% and 10% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private entity and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice.

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

We rely heavily on information technology to help manage critical functions such as order configuration, pricing and quoting, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, a large part of our order processing relies on manual data entry of customer purchase orders received through email and, to a lesser extent, through electronic data interchange from our customers. Due to the use of manual processes and the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. We must also continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access, security and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting.

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

The maintenance of our internal business management systems, such as our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) systems, has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our internal systems, leading to additional costs. We may also discover deficiencies in our design or maintenance of our internal systems that could adversely affect our ability to forecast orders, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if any of our internal systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our operating requirements.

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

Our proprietary SPU, which is the key to the performance of our appliances, is built by contract manufacturers including Renesas and Toshiba. These contract manufacturers use foundries operated by UMC, TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer temporary inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements and risks. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, suspension or debarment from doing business with the U.S. government or one of its divisions, and other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”), on its own behalf or on behalf of the General Services Administration (the “GSA”), as well as individuals, has in the past pursued claims against, reached financial settlements with or otherwise obtained damages from companies that sell electronic equipment and from IT vendors under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act (the “TAA”). The DOJ continues to actively pursue such claims. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, during 2018 and 2019 the United States has imposed additional import tariffs on certain goods from different countries and on most of Chinese imported goods. As a result, China and other countries have in turn imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by China or other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS Directive, EU REACH (Registration, Evaluation, Authorization and Restriction of Chemicals) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS Directive and the similar laws of other jurisdictions ban or restrict the presence of certain hazardous substances such as lead, mercury, cadmium, hexavalent chromium and certain fire-retardant plastic additives in electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off scrapped noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible one or more of these use exemptions will be revoked in the future. Additionally, although some of the EU RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

We have open tax years that could be subject to the examination by the IRS and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Italy, Canada and several other foreign jurisdictions. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes.

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

In June 2019, the Ninth Circuit Court of Appeals reversed a decision of the U.S. Tax Court that 26 C.F.R. § 1.482-7A(d)(2) was invalid under the Administrative Procedure Act. Under the original U.S. Tax Court decision, related entities were required to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as qualified cost-sharing arrangements. A reserve on uncertain tax positions was provided for the effect on our tax obligations. We will continue to monitor developments and assess the impact.

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

Our business is subject to the risks of earthquakes, fire, power outages, typhoon, floods and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, fire, power outage, flood or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays in billings and revenues. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

We have several ongoing patent lawsuits, certain companies have sent us demand letters proposing that we license certain of their patents, and organizations have sent letters demanding that we provide indemnification for patent claims. As two examples of the ongoing patent lawsuits against us, one such patent lawsuit by British Telecommunications plc was filed in federal court in Delaware in July 2018, and a second such lawsuit by Finjan, Inc. was filed in federal court in California in October 2018, and additional patent lawsuits have been filed against us since. Given this and the proliferation of lawsuits in our industry and other similar industries by both non-practicing entities and operating entities, and recent non-practicing entity and operating entity patent litigation against other companies in the security space, we expect that we will be sued for patent infringement in the future, regardless of the merits of any such lawsuits. The cost to defend such lawsuits and any settlement payment or adverse result in such lawsuits could have a material adverse effect on our results of operations and financial condition.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2019, the closing price of our common stock ranged from $66.91 to $95.22 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2019 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	—	$77.59	—	$641.6
August 1 - August 31, 2019	0.1	$79.66	0.1	$635.1
September 1 - September 30, 2019	0.2	$78.40	0.2	$616.3
Total	0.3	$78.67	0.3

ITEM 6.     Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

10.1	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.2	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.3	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.4	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2019

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)