Form 10-K
period 2019-12-31
Fortinet, Inc.
filed 2020-02-26
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $8,793,866,992 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2020, there were 172,514,722 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

Part I

ITEM 1.    Business

Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, such as enterprises, communication service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and response.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide-area network (“SD-WAN”), intrusion prevention, SSL data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Unit (“SPU”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•
Infrastructure Security—The Fortinet Security Fabric platform is a broad, automated and integrated security platform that extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Secure Access (Wi-Fi and switch).

•
Cloud Security—We help customers connect securely to and across their hybrid, public and private cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in and across cloud environments that they receive on their physical networks. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Our Cloud Security portfolio also includes securing applications, including email and web.

•
Endpoint Protection, Internet of Things and Operational Technology Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of Internet of Things (“IoT”) and the digitization of Operational Technology (“OT”) devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

We also develop and provide Artificial Intelligence (“AI”)-driven security operations solutions, including FortiGuard security services, that can be applied across the entire Fortinet Security Fabric platform. These solutions help customers better secure their environments by delivering deeper intelligence and insights and by reducing the gaps in security skills and resources that are present in many organizations.

In addition to our security solutions, our customers, channel partners and end-customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates, FortiCare technical support services across all of our products and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

During our year ended December 31, 2019, we generated total revenue of $2.16 billion and net income of $326.5 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2019 and 2018 and our consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2019, 2018 and 2017.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Technology and Architecture

The Fortinet Security Fabric platform helps organizations secure their environments and reduce their security and network complexities. The Fortinet Security Fabric platform has an open architecture designed to connect Fortinet solutions and third-party solutions into a single ecosystem.

Our proprietary SPU hardware architecture, FortiOS operating system and associated security and networking functions are combined to form the Fortinet Security Fabric platform. This approach to security ties together discrete security solutions into an integrated whole, which enables our products to perform security processing for networks with high throughput requirements across a broad threat landscape.

SPU

Our proprietary SPUs are Application-Specific Integrated Circuits (“ASICs”) that include (i) the Content Processor (“SPU CP”), (ii) the Network Processor (“SPU NP”) and (iii) the System-on-a-Chip (“SPU SoC”). Each successive generation of SPU adds network speed and the capacity to perform security functions. Our SPUs are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, SD-WAN, network address translation, Intrusion Prevention Systems (“IPS”) threat detection and encryption.

The use of SPUs allows our appliances to deliver security functionality with minimal impact to network throughput performance, which we believe delivers a lower total cost of ownership (“TCO”) to our customers. As the security needs of our end-customers increase, we believe that our TCO and our SPUs will give our products a competitive advantage against other architectural approaches.

Entry-level FortiGate products often use the SPU SoC to provide the necessary acceleration at this level. Mid-range FortiGate products use a central processing unit (“CPU”) and include the SPU NP and SPU CP hardware acceleration. The high-end FortiGate products use multiple CPUs, SPU CPs and SPU NPs.

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate appliances, whether physical, virtual, private or public cloud based, and is at the heart of the Fortinet Security Fabric platform. We make regular updates to FortiOS available through our FortiCare support services.

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

Key high-level functions and capabilities of FortiOS include:

•	key enablement for the Fortinet Security Fabric platform architecture;

•	optionality to configure FortiGate appliances into different security environments, such as our Internal Network Firewall, Next-Generation Firewall and Data Center Firewall;

•	configuration of the physical aspects of the appliance, such as ports, onboard Wi-Fi and switching;

•	extension of the Fortinet Security Fabric platform through direct management of FortiSwitch and FortiAP devices;

•	key network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);

•	the ability to deploy and orchestrate SD-WAN instances;

•	implementation of security updates from our FortiGuard distribution network, delivering FortiGuard security subscription services and intelligence, such as IPS, antivirus and application control;

•	native integrations with major cloud provider platforms; and

•	real-time reporting and logging.

FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as network address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, which can provide support for multiple customers on a single device or FortiOS instance. FortiOS also provides capabilities for the logging of traffic for forensic analysis purposes, which are particularly important for regulatory compliance initiatives such as payment card industry data security standards. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, wide-area network (“WAN”) optimization and caching. These features enable administrators to set the appropriate configurations and policies that meet their infrastructure needs.

Products

Our core product offerings consist of our FortiGate product family and our non-FortiGate products, all of which may be purchased to complement commercial and enterprise deployments. Our FortiGate hardware and software licenses are sold with a set of broad security services. These security services are enabled by FortiGuard Labs, which provides extensive threat research and artificial intelligence capabilities from a global cloud network to deliver protection services to each FortiGate appliance that is registered by the end-customer. Our non-FortiGate products span the full range of our customers’ core security needs and include the Fortinet Security Fabric platform, email security, cloud security, endpoint protection and other products.

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

By combining multiple network security functions in our purpose-built security platform, FortiGate appliances provide broad, high-quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 40 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

Typically, all FortiGate hardware appliances include our SPUs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -90 series models are designed for perimeter protection for small- to medium-sized businesses and enterprises with distributed offices. The FortiGate-100 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -7000 series models deliver high performance and scalable network security functionality for perimeter, data center and core deployment in large enterprises.

We also incorporate additional technologies within FortiGate appliances that differentiate our solutions, including data leak protection, traffic optimization, SSL inspection, threat vulnerability management and wireless controller technology. In addition to these in-built features, we offer a full range of wireless access points and controllers, complementing FortiGate appliances with the flexibility of wireless local area network access.

Fortinet Security Fabric Platform and Non-FortiGate Products

As part of the Fortinet Security Fabric platform, we offer products that provide network security, end point security, cloud security, web-based application security, identity and access management, sandbox protection and email security. The integration of devices using open standards, common operating systems, and unified management platforms enables the sharing and correlation of real-time threat intelligence. The following Fortinet products can operate as part of the Fortinet Security Fabric platform.

•
FortiSwitch—Our FortiSwitch product family provides secure switching solutions that can be deployed in traditional network switching designs with Layer 2 or Layer 3 access control features. FortiSwitch creates a scalable and secure access layer for customers to connect their end devices, such as computers and laptops, as well as to expand the field of IoT devices.

•
FortiAP—Our FortiAP product family provides secure wireless networking solutions. FortiAPs allow a variety of management options including from the cloud and directly from our FortiGate firewall product. FortiAPs create a scalable and secure access layer for connecting wireless devices such as computers, laptops, cell phones and tablets, as well as IoT devices.

•
FortiExtender—Our FortiExtender appliance provides a WAN connection to our FortiGate products using wireless broadband networks. End-customers that use multiple WAN connections, including SD-WAN, can use FortiExtender for one of those WAN links. FortiExtender can also be used as the primary connection for a location where wireless is the preferred broadband option.

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

•
FortiWeb—Our FortiWeb product family provides web application firewall solutions, including internet protocol (“IP”) reputation and anti-botnet security, distributed denial-of-service protection, protocol validation, application attack signatures and deep learning AI to protect applications against a wide range of threats.

•
FortiMail—Our FortiMail product family provides secure email gateway solutions. FortiMail utilizes the technologies and security services from FortiGuard Labs to deliver protection against threats that use email as an attack vector. FortiMail also integrates data protection capabilities to avoid data loss.

•
FortiSandbox—Our FortiSandbox technology delivers proactive detection and mitigation with the ability to generate a directly actionable protection capability. Available in both hardware and cloud-based form, the FortiSandbox subjects suspicious code to a set of multi-layer protection techniques, culminating in execution within an operating system, allowing real-time behavioral analysis to be performed in a secure environment. When malicious code is identified, a signature can be generated locally for distribution across the Fortinet Security Fabric platform.

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

•	FortiToken and FortiAuthenticator—Our FortiToken and FortiAuthenticator product families allow organizations to implement multi-factor authentication to better safeguard systems, assets and data.

•
FortiNAC—Our FortiNAC product family enables customers to implement zero trust network access strategies by gaining visibility into devices connecting into the network, including IoT devices, in order to meet minimum required security postures and to control access.

All of the products listed above are available in multiple form factors, such as hardware, virtual machine, cloud or software-as-a-service (“SaaS”), except for FortiSwitch, FortiAP and FortiExtender, which are available as hardware appliances only.

In the fourth quarter of 2019, we acquired enSilo Limited (“enSilo”), a provider of endpoint detection and response products and services, and CyberSponse, Inc. (“CyberSponse”), a provider of security orchestration, automation and response products and services. We expect that the enSilo acquisition will further enhance the Fortinet Security Fabric platform and strengthen endpoint and network security solutions by providing customers with advanced endpoint security. We expect that the CyberSponse acquisition will further extend the automation and incident response capabilities of our FortiAnalyzer, FortiSIEM and FortiGate solutions.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard security subscription services are designed to quickly deliver new threat detection and prevention capabilities to end-customers worldwide as new threats evolve. Our FortiGuard Labs global threat research team identifies emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data through the use of AI, automation and original research. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. FortiGuard functionality varies depending on which FortiGate and non-FortiGate products the end-customer is using, but will typically include one or more of the following functions: application control, antivirus, intrusion prevention, web filtering, anti-spam, VPN functions, email image analysis, vulnerability management, database functions, web functions, advanced threat protection, sandboxing and domain and IP reputation services.

End-customers purchase FortiGuard security subscription services in advance, typically with terms of one to five years. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare support services portfolio includes technical support and extended product warranty. For our standard technical support, our channel partners may provide first-level support to the end-customer. We also provide first-level support to our end-customers, as well as second- and third-level support as appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week, through worldwide regional technical support centers. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and replacement parts delivery.

Service Bundles

We also sell FortiGuard and FortiCare services as bundles, consolidating security services into packages that would be typical for certain types of end-customer.

•
Advanced Threat Protection—Our Advanced Threat Protection bundle includes application control, antivirus, IP reputation and anti-botnet security, mobile security, data sanitation, sandbox, intrusion prevention and virus outbreak protection, along with FortiCare support services.

•
Unified Threat Protection—Our Unified Threat Protection bundle includes antispam, antivirus, data sanitation, sandbox, application control, intrusion prevention, virus outbreak protection and web filtering, along with FortiCare support services.

•
Enterprise Protection—Our Enterprise Protection bundle includes application control, intrusion prevention, web filtering, sandbox, antivirus, mobile security, IP reputation and anti-botnet security, antispam, cloud access security broker (“CASB”), industrial control systems, security rating, virus outbreak protection and data sanitation, along with FortiCare support services.

•
360 Protection—Our 360 Protection bundle includes application control, intrusion prevention, web filtering, sandbox, antivirus, mobile security, IP reputation and anti-botnet security, antispam, CASB, industrial control systems, security rating, virus outbreak protection and data sanitation, along with enhanced FortiCare support services and operational services such as SD-WAN orchestration and cloud-based management and visibility of the Fortinet Security Fabric platform.

Professional Services

We offer professional services to end-customers including technical account managers (“TAMs”), resident engineers (“REs”) and professional service consultants and security architects for implementations.

TAMs and REs are dedicated support engineers available to help identify and eliminate issues before problems arise. Each TAM and RE acts as a single point of contact and customer advocate within Fortinet, offering a deep understanding of our customers’ businesses and security requirements.

Our professional services consultants and security architects help to formulate customer-specific security strategies, develop roadmaps for securing digital initiatives and design product deployments. They work closely with end-customers to implement our products according to design, utilizing network analysis tools, traffic simulation software and scripts.

Training Services

We offer training services to our end-customers and channel partners through our training department and authorized training partners. We have also implemented a training certification program, Network Security Expert, to help ensure an understanding of our products and services.

Customers

We typically sell our security solutions to channel partners, who in turn sell to end-customers. At times, we also sell directly to end-customers. Our end-customers are located in over 80 countries and include small and medium-sized businesses, large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric platform products, depending on the end-customer’s size and security requirements. Customers may also access our products via the cloud through certain cloud providers such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Typically, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services.

During 2019, Exclusive Networks Group (“Exclusive”) and Ingram Micro Inc. (“Ingram Micro”) accounted for 31% and 11% of total revenue, respectively. During 2018, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively. During 2017, Exclusive accounted for 25% of total revenue.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We work with many technology distributors, including Exclusive, Ingram Micro, Synnex Corporation, Tech Data Corporation and Arrow Electronics, Inc.

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

Our marketing strategy is focused on building our brand and driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, packaging support and subscription services into service bundles, channel marketing, partner incentives and promotions, event marketing, digital marketing, communications, analyst relations, public relations and sales enablement. We focus our resources on campaigns, programs and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2019, we continued to invest in sales and marketing resources, particularly in the enterprise market where we believe there is an opportunity to expand our business. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc. (“ADLINK”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”) and a number of other manufacturers. The majority of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

The components included in our products are sourced from various suppliers by us or, more frequently, by our contract manufacturers. Some of the components important to our business, including certain CPUs from Intel Corporation (“Intel”); network chips from Broadcom Inc. (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and memory devices from Intel, ADATA Technology Co., Ltd. (“ADATA”), OCZ Technology Group, Inc., Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from limited or sole sources of supply.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing Fortinet’s intellectual property and have sometimes taken legal action against competitors to protect our intellectual property, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet intellectual property. As of December 31, 2019, we had 626 U.S. and foreign-issued patents and 175 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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
•sales and distribution capabilities;
•size and financial stability; and
•breadth of product line.

Among others, our competitors include Barracuda Networks, Inc. (“Barracuda”), Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), FireEye, Inc. (“FireEye”), Forcepoint LLC (“Forcepoint”), Imperva, Inc. (“Imperva”), Juniper Networks, Inc. (“Juniper”), McAfee, LLC (“McAfee”), Palo Alto Networks, Inc. (“Palo Alto Networks”), Proofpoint, Inc. (“Proofpoint”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”), Trend Micro Incorporated (“Trend Micro”) and Zscaler, Inc (“Zscaler”).

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

Employees

As of December 31, 2019, our total headcount was 7,082 employees and contractors. None of our U.S. employees are represented by a labor union; however, our employees in certain European and Latin American countries have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

•
component and product inventory shortages, including those caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•	the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product refresh cycles;

•
any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

•
execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on network security and SD-WAN, infrastructure security, cloud security and endpoint protection, IoT and OT security opportunities;

•	the seasonal buying patterns of our end-customers;

•
the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•	the timing of revenue recognition for our sales;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	any actual or perceived vulnerabilities in our products or services, and any actual or perceived breach of our network or our customers’ networks;

•	changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•	changes in the growth rates of the network security market in particular and other security and networking markets, such as SD-WAN, for which we sell products and services;

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

•	compliance with existing laws and regulations that are applicable to our ability to conduct business with the public sector and other sectors;

•	litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•	the impact of cloud-based platforms on our billings, revenues, operating margins and free cash flow;

•
decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•	price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles;

•	our ability to both increase revenues and manage and control operating expenses in order to improve our operating margins;

•	changes in customer renewal rates or attached rates for our services;

•	changes in the payment terms of services contracts or the contractual term of services contracts sold;

•	changes in payment terms of our contracts with service providers and distributors;

•	changes in our estimated annual effective tax rates;

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

•	political, economic and social instability, including geo-political instability and uncertainty, such as the impact of the United Kingdom’s exit from the European Union (“Brexit”);

•	general economic conditions, both in domestic and foreign markets;

•	future accounting pronouncements or changes in our accounting policies as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

•	possible impairments or acceleration of depreciation of our existing real estate due to our current real estate holdings and future development plans; and

•	legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment and applicable accounting standards.

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

Our FortiGuard security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fortinet Security Fabric platform products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

•
any disruption in manufacturing or shipping or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•
protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’s sales in certain countries outside of the United States;

•
costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (the “GDPR”), import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

Product and service sales and employee and contractor matters may be subject to foreign governmental regulations, which vary substantially from country to country. Further, we may be unable to keep up to date with changes in government requirements as they change over time. Failure to comply with these regulations could result in adverse effects to our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in litigation, regulatory action, costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services, any of which could have a material adverse effect on our business and results of operations.

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe is in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

Managing inventory of our products and product components is complex. Insufficient inventory or components may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. If we cannot manufacture and ship our products due to, for example, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, pandemics and epidemics such as the coronavirus or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations.

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

Widespread health problems, such as the outbreak and spread of the coronavirus, could adversely affect our business in a material way.

While the majority of our products are manufactured outside of China, certain components for our products and certain of our products are manufactured in China and Taiwan. In addition, certain of our logistics and shipping operations are in Taiwan. We also have other operations in Asia. Pandemics and epidemics such as the current coronavirus outbreak or other widespread public health problems could negatively impact our business. If, for example, the coronavirus progresses in ways that disrupt the manufacture or shipment of our products or otherwise disrupt our operations, this may materially negatively impact our operating results for the first quarter of 2020 and subsequent periods, including billings, revenue, gross margins, operating margins, cash flows and other operating results and our overall business. If the coronavirus spreads in ways that continue to negatively impact the overall economy and buying patterns of partners or potential customers, this would negatively impact, and may materially negatively impact, our sales, operating results and business. If the spread of the coronavirus limits the manufacturing of our products, either by limiting components available or by limiting the actual manufacture and assembly, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. In addition, the coronavirus has caused an increase in our expenses, including increased cancellation charges and reduced attendance fees due to the cancellation of our Accelerate Barcelona sales conference, and it may result in increased component and product manufacturing costs. These increases in expenses will likely negatively impact, and may materially negatively impact, our operating results for the first quarter 2020 and in subsequent periods. As a result of the foregoing, the coronavirus will likely negatively impact our operating results and may do so in a material way.

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth would be harmed.

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

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customer systems and provide services, or our research and development networks, our back-end labs and cloud stacks through which we research and develop products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal network system and website, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal network system or our website. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our network and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our network and website will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal network system or data. For example, as we previously announced, in the second quarter of 2019 we discovered that an unauthorized party targeted us using sophisticated techniques, such as efforts to impersonate our firewall update servers, in order to try to gain access to certain of our customers’ systems. Although, based on our investigation of this incident, we do not believe that it had a material impact on our or our customers’ businesses, and in general we take numerous measures and implement multiple layers of security to protect our network and our customers’ networks, and, in this particular case, we took immediate additional action to protect our customers, we cannot guarantee that our security products and services will prevent all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our system and our customers’ systems, which could negatively impact us and our customers. An actual or perceived breach, or any other actual or perceived data security incident, that involves our network, systems or website and/or our customers’ network, systems or websites, including the specific matter that is discussed above, could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our network system or website could impair our ability to operate our business, including our ability to provide FortiGuard security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal network system or our website could have an adverse effect on our business, operating results and stock price.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. Our billings and revenue for any quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price, if expected orders at the end of any quarter are delayed for any reason or our ability to fulfill orders at the end of any quarter is hindered for any reason, including, among others:

•	the failure of anticipated purchase orders to materialize;

•	our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter;

•	disruption in manufacturing or shipping based on natural disasters or widespread public health problems including pandemics and epidemics such as the coronavirus outbreak;

•	our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand;

•	our inability to release new products on schedule;

•	any failure of our systems related to order review and processing; and

•	any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports, airline strikes, severe weather or otherwise.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 36% of our total net accounts receivable as of December 31, 2019.

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is from sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, we are unable to keep them motivated to sell our products, or our channel partners shift focus to other vendors and/or our competitors, our ability to sell our products and operating results may be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including our largest distributor Exclusive Networks, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our product and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

In addition, a small number of channel partners represents a large percentage of our revenue and gross accounts receivable. We are exposed to the credit and liquidity risk of some of our channel partners and to credit exposure in weakened markets, which could result in material losses. Our dependence on a limited number of key channel partners means that our billings, revenue and operating results may be harmed by the inability of these key channel partners to successfully sell our products and services, or if any of these key channel partners is unable or unwilling to pay us, terminates its relationship with us or goes out of business. Although we have programs in place that are designed to monitor and mitigate credit and liquidity risks, we cannot guarantee these programs will be effective in reducing our credit risks. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed. If channel partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these channel partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our channel partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.

For example, in July 2017, Exclusive, which distributes our solutions to a large group of resellers and end-customers, acquired Fine Tec U.S. Since the acquisition of Fine Tec U.S., Exclusive’s business with us has increased and may continue to increase in the future.

Exclusive accounted for 36% and 38% of our total net accounts receivable as of December 31, 2019 and December 31, 2018, respectively. During 2017, 2018 and 2019, Exclusive accounted for 25%, 30% and 31% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private entity and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk as a private equity-backed company, which may harm our ability to collect on our accounts receivable.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. We are also susceptible to errors, defects, vulnerabilities or attacks that may arise at, or be inserted into our products in, different stages in our supply chain, or manufacturing processes, and which are out of our control. Attacks may target specific unidentified or unresolved vulnerabilities that exist or arrive only in the supply chain, making these attacks virtually impossible to anticipate and difficult to defend against. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard security subscription or FortiCare updates or our FortiGate appliances and operating systems could result in a failure of our FortiGuard security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

We have expanded our office real estate holdings to meet our projected growing need for office space. We have started construction on a second building adjacent to our headquarters as we expand our campus in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount) and risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, valuation of inventory, accounting for business combination, contingent liabilities and accounting for income taxes.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Our proprietary SPUs, which are key to the performance of our appliances, are built by contract manufacturers including Renesas and Toshiba. These contract manufacturers use foundries operated by TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel, network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western

Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control such as natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the coronavirus, and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, critical infrastructure attacks and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

•	a potential inability to obtain an adequate supply of required parts or components when required;

•	financial or other difficulties faced by our suppliers;

•	infringement or misappropriation of our intellectual property;

•	price increases;

•	failure of a component to meet environmental or other regulatory requirements;

•	failure to meet delivery obligations in a timely fashion;

•	failure in component quality; and

•	inability to ship products on a timely basis.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Brazilian real, Canadian dollar and British pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby, Canada. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

For example, the GDPR, which became effective in May 2018 and superseded current EU data protection regulations, imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU. Non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results, as could delays or shortcomings in the implementation of our GDPR compliance program.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. Fines for non-compliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements and risks. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, suspension or debarment from doing business with the U.S. government or one of its divisions, and other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice (the “DOJ”) has in the past pursued claims against, and obtained monetary settlements or damages from, companies, including us, under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act (the “TAA”). The DOJ continues to actively pursue such claims. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

Economic uncertainty in various global markets caused by political instability and conflict has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and election year instability in the United States, continued uncertainty surrounding the United Kingdom’s departure from the EU and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns and developments resulting from the 2020 presidential election, instability in the United Kingdom and the EU as negotiations for the terms of Brexit continue, with the ultimate outcome still uncertain, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

We are subject to governmental export and import controls that could subject us to liability or restrictions on sales, and that could impair our ability to compete in international markets.

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, or may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits (e.g. for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, during 2018 and 2019 the United States imposed additional import tariffs on certain goods from different countries and on most of Chinese imported goods. As a result, China and other countries imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by China or other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS Directive, EU Registration, Evaluation, Authorization and Restriction of Chemicals and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS Directive and the similar laws of other jurisdictions ban or restrict the presence of certain hazardous substances such as lead, mercury, cadmium, hexavalent chromium and certain fire-retardant plastic additives in electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components and costs associated with writing off scrapped noncompliant inventory. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible one or more of these use exemptions will be revoked in the future. Additionally, although some of the EU RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us and/or disrupt our operations or logistics.

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

We have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Canada and several other foreign jurisdictions. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results.

On June 7, 2019, the Ninth Circuit issued an opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue that reversed the Tax Court Decision in favor of the IRS. This ruling stated the IRS rule that stock compensation must be included in cost sharing was valid. Based on this decision, in second quarter of 2019, we recorded a reserve for uncertain tax positions for this potential tax liability. On February 10, 2020, the Ninth Circuit decision was appealed to the Supreme Court of the United States. We will continue to monitor and assess the impact as this case moves forward.

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe is in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or intellectual property, such as patents. For example, we closed our acquisitions of enSilo and CyberSponse in the fourth quarter of 2019. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or intellectual property and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, intellectual property or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or intellectual property could significantly divert management time and resources.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Our products are very complex and, despite testing prior to their release, have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Product errors have affected the performance and effectiveness of our products and could delay the development or release of new products or new versions of products, adversely affect our reputation and our end-customers’ willingness to buy products from us, result in litigation and disputes with customers and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end-customers, subject us to litigation, litigation costs and liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could delay or reduce market acceptance of our products and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition and results of operations.

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims if exceptions apply or if the provisions are deemed unenforceable, and in some circumstances we may be required to indemnify a customer in full, without limitation, for certain liabilities, including liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us, if at all, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our business is subject to the risks of earthquakes, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays in billings and revenues, and the coronavirus outbreak could materially negatively impact our ability to manufacture and ship products. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Industry

The network security market is rapidly evolving and the complex technology incorporated in our products makes them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, our competitive position and prospects may be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time-consuming research and development processes. For example, we enter into development agreements with third parties. If our contract development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for contract development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing and releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects may be harmed.

Moreover, business models based on SaaS, either hosted or cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda, Check Point, Cisco, CrowdStrike, F5 Networks, FireEye, Forcepoint, Imperva, Juniper, McAfee, Palo Alto Networks, Proofpoint, SonicWALL, Sophos, Trend Micro and Zscaler.

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

In addition, some of our larger competitors have substantially broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. For example, certain of our competitors are focusing on delivering security services from the cloud. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2019, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2020 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to revenue recognition (which became effective for us on January 1, 2018) and accounting for leases (which became effective for us on January 1, 2019), as well as the significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.
The revenue and lease standards are principles based and interpretation of those principles may vary from company to company based on their unique circumstances. Management will continue to make judgments and assumptions based on our interpretation of the new standard. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing the new revenue recognition standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, equity investments are now required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings.
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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2019, the closing price of our common stock ranged from $66.91 to $109.53 per share.

 Furthermore, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

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

In November 2019, our board of directors approved a $1.0 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2021, bringing the aggregate amount authorized to be repurchased $2.5 billion. As of December 31, 2019, $1.6 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 160,000 square feet of building space on ten acres of land. In 2019, we began construction on a second building of approximately 170,000 square feet that will serve as the cornerstone of our headquarters campus. Along with our corporate headquarters, as of December 31, 2019, we also own approximately 200,000 square feet in Union City, California used as a manufacturing assembly and operations center; approximately 375,000 square feet of office and building space in Burnaby and Ottawa, Canada used for operations, support and research and development work; and 40,000 square feet of office space in Valbonne, France predominantly used as a sales and support office.

We maintain additional leased offices throughout the world, predominantly used as sales and support offices. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, see Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of February 21, 2020, there were 43 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2014 *	December 2015	December 2016	December 2017	December 2018	December 2019
Fortinet, Inc.	$100	$102	$98	$142	$230	$348
S&P 500 Index	$100	$99	$109	$130	$122	$157
NASDAQ Computer	$100	$106	$119	$166	$159	$240

* Assumes that $100 was invested on December 31, 2014 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program (the “Repurchase Program”). In November 2019, our board of directors approved a $1.0 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2021, bringing the aggregate amount authorized to be repurchased to $2.5 billion of our outstanding common stock through February 28, 2021. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 20.8 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $907.2 million.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2019 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	0.3	$77.39	0.3	$592.9
November 1 - November 30, 2019	—	$—	—	$1,592.9
December 1 - December 31, 2019	*	$100.01	*	$1,592.8
Total	0.3	$77.40	0.3

* Number rounds to zero

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Total revenue	$2,156.2	$1,801.2	$1,494.9	$1,275.4	$1,009.3
Total gross profit	$1,650.3	$1,350.8	$1,109.6	$937.6	$722.5
Operating income	$344.2	$231.0	$109.8	$42.9	$14.9
Net income	$326.5	$332.2	$31.4	$32.2	$8.0
Net income per share:
Basic	$1.91	$1.96	$0.18	$0.19	$0.05
Diluted	$1.87	$1.91	$0.18	$0.18	$0.05
Weighted-average shares outstanding:
Basic	171.0	169.1	174.3	172.6	170.4
Diluted	175.0	174.2	178.1	176.3	176.1

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,209.9	$1,716.6	$1,349.3	$1,310.5	$1,164.3
Total assets	$3,885.5	$3,078.0	$2,257.9	$2,139.9	$1,790.5
Total stockholders’ equity	$1,321.9	$1,010.2	$589.4	$837.7	$755.4

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•	the impact of macro-economic, geopolitical factors and other disruption on our manufacturing or sales, including the impact of the coronavirus and other public health issues and natural disasters;

•	the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•	the impact of our product innovation strategy;

•	the effects of government regulation, tariffs and other related policies;

•	drivers of long-term growth and operating leverage, such as increased sales productivity, functionality and value in our standalone and bundled subscription service offerings;

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

•	our ability to hire properly qualified and effective sales, support and engineering employees;

•	trends in revenue, cost of revenue and gross margin;

•	trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•	risks and expectations related to acquisitions or sales of assets, including integration issues related to product plans and products, including the acquired technology;

•	continued investments in research and development, and expectations that our research and development expense will increase in absolute dollars during 2020;

•	continued investments in our sales resources and infrastructure and marketing strategy, and expectations that our sales and marketing expense will increase in absolute dollars during 2020;

•	expectations that our general and administrative expense will increase in absolute dollars during 2020;

•	expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units versus stock options granted;

•	estimates of a range of 2020 spending on our headquarters expansion project;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, such as enterprises, communication service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and response.

The focus areas of our business consist of:

•
Network Security—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, SSL inspection, SD-WAN, intrusion prevention, SSL data leak prevention, VPN, switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing SPU technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•
Infrastructure Security—The Fortinet Security Fabric platform is a broad, automated and integrated security platform that extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Secure Access (Wi-Fi and switch).

•
Cloud Security—We help customers connect securely to and across their hybrid, public and private cloud environments by offering security through our virtual firewall and other software products in public and private cloud environments. Our cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in and across cloud environments that they receive on their physical networks. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Our Cloud Security portfolio also includes securing applications, including email and web.

•
Endpoint Protection, Internet of Things and Operational Technology Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of IoT and the digitization of OT devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

We also develop and provide AI-driven security operations solutions, including FortiGuard security services that can be applied across the entire Fortinet Security Fabric platform. These solutions help customers better secure their environments by delivering deeper intelligence and insights and by narrowing the gaps in security skills and resources that are present in many organizations.

In addition to our security solutions, our customers, channel partners and end-customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates, FortiCare technical support services across all of our products and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

Financial Highlights

•
Total revenue was $2.16 billion in 2019, an increase of 20% compared to $1.80 billion in 2018. Product revenue was $788.5 million in 2019, an increase of 17% compared to $674.4 million in 2018. Service revenue was $1.37 billion in 2019, an increase of 21% compared to $1.13 billion in 2018.

•	We generated operating income of $344.2 million in 2019, an increase of 49% compared to $231.0 million in 2018.

•	Cash, cash equivalents and investments were $2.21 billion as of December 31, 2019, an increase of $493.3 million, or 29%, from December 31, 2018.

•	Deferred revenue was $2.14 billion as of December 31, 2019, an increase of $449.1 million, or 27%, from December 31, 2018.

•	We generated cash flows from operating activities of $808.0 million in 2019, an increase of $169.1 million, or 26%, compared to 2018.

•
In 2019, we repurchased 1.9 million shares of common stock under the Repurchase Program for an aggregate purchase price of $140.9 million. In 2018, we repurchased 3.8 million shares of common stock for a total purchase price of $209.1 million.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 17% in 2019. We experienced revenue growth across several of our hardware and software products, including FortiGate enabled with SD-WAN features. Service revenue growth of 21% in 2019 was driven by the strength of our FortiGuard and other security subscription revenue, which grew 24%.

During the second quarter of 2019, we reclassified the 100 series of our FortiGate product from an entry-level product to a mid-range product. Prior periods have been reclassified to conform with current period presentation. Including this reclassification, we saw a mix shift from high-end to mid-range products in 2019.

During the fourth quarter of 2019, we acquired enSilo Limited (“enSilo”) and CyberSponse Inc. (“CyberSponse”) to further strengthen our Fortinet Security Fabric platform by providing real-time automated endpoint detection and response capability (enSilo) and security orchestration, automation and response products and services (CyberSponse). The impact of these acquisitions, individually and in the aggregate, were not material to our consolidated financial statements.

In 2019, our revenue growth outpaced our growth in operating expenses. As a result, operating expenses as a percentage of revenue decreased by two percentage points compared to 2018. Headcount increased by 21% to 7,082 employees and contractors as of December 31, 2019, up from 5,845 as of December 31, 2018. The acquisition of enSilo and CyberSponse increased headcount by 135 employees. Excluding these two acquisitions, headcount would have increased 19% year over year.

The impact of the coronavirus outbreak on our business remains uncertain, and, though the majority of our products are manufactured outside of China, certain components for our products and certain of our products are manufactured in China and Taiwan and we have international shipping and logistics centers in Taiwan. While any significant impact is uncertain at this point, if the coronavirus outbreak continues to spread, the business disruption caused thereby could have a material negative impact on our billings, revenue, gross margin, operating margin, cash flows and other financial results for the first quarter of 2020 and certain periods thereafter.

Business Model

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and to service providers and MSSPs, who, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products across major cloud providers, and have recognized on-demand revenue from Amazon Web Services, Microsoft Azure, IBM Cloud, Google Cloud and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement at a cloud provider such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and Alibaba Cloud. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

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

	Year Ended or As of December 31,
	2019	2018	2017
	(in millions)
Revenue	$2,156.2	$1,801.2	$1,494.9
Deferred revenue	$2,135.9	$1,686.8	$1,336.3
Billings (non-GAAP)	$2,602.9	$2,153.3	$1,795.9
Net cash provided by operating activities	$808.0	$638.9	$594.4
Free cash flow (non-GAAP)	$715.8	$585.9	$459.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.14 billion as of December 31, 2019, an increase of $449.1 million, or 27%, from December 31, 2018.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the security and support contractual service period agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $2.60 billion for 2019, an increase of 21% compared to $2.15 billion in 2018.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Billings:
Revenue	$2,156.2	$1,801.2	$1,494.9
Add: Change in deferred revenue	449.1	350.5	301.0
Add: Deferred revenue adjustment due to adoption of Topic 606	—	4.1	—
Less: Deferred revenue balance acquired in business combinations	(2.4)	(2.5)	—
Total billings (non-GAAP)	$2,602.9	$2,153.3	$1,795.9

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$808.0	$638.9	$594.4
Less: Purchases of property and equipment	(92.2)	(53.0)	(135.3)
Free cash flow (non-GAAP)	$715.8	$585.9	$459.1
Net cash used in investing activities	$(502.3)	$(134.9)	$(76.8)
Net cash used in financing activities	$(195.6)	$(202.6)	$(415.6)

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. We also recognize revenue from cloud security solutions, professional services and training.

Our total revenue is comprised of the following:

•
Product revenue. Product revenue is primarily generated from sales of our appliances. The majority of our product revenue has been generated by our FortiGate product line, and we do not expect this to change in the foreseeable future. Product revenue also includes revenue derived from sales of fabric hardware and software products, including FortiGate software licenses. As a percentage of total revenue, we expect that our product revenue may vary from quarter-to-quarter based on certain factors, as discussed below under “—Quarterly Results of Operations,” and we expect the trend to continue in 2020.

•
Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years and, to a lesser extent, five years. We also generate a small portion of our revenue from professional services and training services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of the following:

•
Cost of product revenue. The majority of the cost of product revenue consists of third-party contract manufacturers’ costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs and amortization of intangible assets. Personnel costs include direct compensation and benefits.

•
Cost of service revenue. Cost of service revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation. Cost of service revenue also includes third-party repair and contract fulfillment, data center and cloud hosting, supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory write-offs. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to hardware product gross margins. During 2019, service gross margin benefited from renewals and continued sales of services and subscriptions, growing faster than related expenses. Product gross margin benefited from gains in average selling price, as well as lower direct and indirect product costs as a percentage of product revenue. It also benefited from deal mix, software revenue growth and a stable product transition environment. Cost of product revenue was comprised of direct product costs and indirect costs, including inventory reserves and other manufacturing overhead. Overall gross margin in 2020 will be impacted by service and product revenue mix, but we expect it to be comparable to overall gross margin in 2019.

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

•
Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include product marketing, public relations, field marketing and channel marketing programs (e.g. partner cooperative marketing arrangements), as well as travel, depreciation of property and equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture market share in the enterprise market.

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

Interest income—net. Interest income—net consists of interest earned on our cash, cash equivalents and investments. We have historically invested our cash in corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities.

Other income (expense)—net. Other income (expense)—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, as well as the gain on the sale of an investment in a privately held company and the impairment charge on an investment in a privately held company.

Provision for (benefit from) income taxes. We are subject to income taxes in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in local countries and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., nondeductible stock-based compensation expense, federal research and development tax credit, state taxes, withholding taxes, excess tax benefits related to stock-based compensation expense and the tax impacts of the 2017 Tax Act.

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

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluated the criteria to be distinct under Topic 606 and concluded that the hardware and software licenses were distinct and distinct in the context of a contract from the security subscription and technical support services, as a customer can benefit from the hardware and software licenses without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. If not observable through past transactions, we determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. We determine standalone selling price for a product or service by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract that fall within a reasonably range as a percentage of list price.

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

Deferred Contract Costs and Commission Expense

Beginning in 2018, we recognized commission expense based on Topic 606’s guidance for contract costs. Under this new guidance, we recognize sales commissions related to product sales upfront while sales commissions for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Costs for initial contracts that are not commensurate with renewal commissions are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. Significant estimates, assumptions, and judgments in accounting for deferred contract costs include, but are not limited to, identification of contract costs, anticipated billings and the expected period of benefit.

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

Effective January 1, 2018, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time transition tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Our selection of an accounting policy for 2018 with respect to the Global Intangible Low-Taxed Income (“GILTI”) tax rules was to treat GILTI tax as a current period expense under the period cost method. For 2019, we were not subject to GILTI. We will continue to monitor and assess the impact of the 2017 Tax Act and ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$788.5	$674.4	$577.2
Service	1,367.7	1,126.8	917.7
Total revenue	2,156.2	1,801.2	1,494.9
Cost of revenue:
Product	324.6	291.0	243.8
Service	181.3	159.4	141.5
Total cost of revenue	505.9	450.4	385.3
Gross profit:
Product	463.9	383.4	333.4
Service	1,186.4	967.4	776.2
Total gross profit	1,650.3	1,350.8	1,109.6
Operating expenses:
Research and development	277.1	244.5	210.6
Sales and marketing	926.9	782.3	701.0
General and administrative	102.1	93.0	87.9
Restructuring charges	—	—	0.3
Total operating expenses	1,306.1	1,119.8	999.8
Operating income	344.2	231.0	109.8
Interest income—net	42.5	26.5	13.5
Other income (expense)—net	(7.5)	(6.6)	0.7
Income before income taxes	379.2	250.9	124.0
Provision for (benefit from) income taxes	52.7	(81.3)	92.6
Net income	$326.5	$332.2	$31.4

	Year Ended December 31,
	2019	2018	2017
	(as percentage of revenue)
Revenue:
Product	37%	37%	39%
Service	63	63	61
Total revenue	100	100	100
Cost of revenue:
Product	15	16	16
Service	8	9	9
Total cost of revenue	23	25	26
Gross margin:
Product	59	57	58
Service	87	86	85
Total gross margin	77	75	74
Operating expenses:
Research and development	13	14	14
Sales and marketing	43	43	47
General and administrative	5	5	6
Restructuring charges	—	—	—
Total operating expenses	61	62	67
Operating margin	16	13	7
Interest income—net	2	1	1
Other income (expense)—net	—	—	—
Income before income taxes	18	14	8
Provision for (benefit from) income taxes	2	(5)	6
Net income	15%	18%	2%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2018 as compared to 2017 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

2019 and 2018

Revenue

	Year Ended December 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$788.5	37%	$674.4	37%	$114.1	17%
Service	1,367.7	63	1,126.8	63	240.9	21
Total revenue	$2,156.2	100%	$1,801.2	100%	$355.0	20%
Revenue by geography:
Americas	$917.3	42%	$762.9	42%	$154.4	20%
Europe, Middle East and Africa (“EMEA”)	813.9	38	678.0	38	135.9	20
Asia Pacific (“APAC”)	425.0	20	360.3	20	64.7	18
Total revenue	$2,156.2	100%	$1,801.2	100%	$355.0	20%

Total revenue increased by $355.0 million, or 20%, in 2019 compared to 2018. We continued to experience diversification of revenue globally, and across both customer and industry segments. Revenue from all regions grew, with the Americas contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $114.1 million, or 17%, in 2019 compared to 2018. We experienced revenue growth across many of our hardware and software products due to an increase in product revenue from our SD-WAN FortiGate solutions and growth in sales of our Infrastructure Security solutions.

Service revenue increased by $240.9 million, or 21%, in 2019 compared to 2018. FortiGuard security subscription and FortiCare technical support and other revenues increased by $144.8 million, or 24%, and by $96.1 million, or 18%, respectively, in 2019 compared to 2018. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support and other contracts. Of the service revenue recognized in 2019, 68% was included in the deferred revenue balance as of December 31, 2018. Of the service revenue recognized in 2018, 67% was included in the deferred revenue balance as of December 31, 2017.

Cost of revenue and gross margin

	Year Ended December 31,
	2019	2018	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$324.6	$291.0	$33.6	12%
Service	181.3	159.4	21.9	14
Total cost of revenue	$505.9	$450.4	$55.5	12%
Gross margin (%):
Product	58.8%	56.9%
Service	86.7	85.9
Total gross margin	76.5%	75.0%

Total gross margin increased by 1.5 percentage points in 2019 compared to 2018, driven by improvements to both product and service gross margins. Product gross margin increased by 1.9 percentage points in 2019 compared to 2018. Product gross margin benefited from gains in average selling price, as well as lower direct and indirect product costs as a percentage of product revenue. It also benefited from deal mix, software revenue growth and a stable product transition environment. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production. Service gross margin increased by 0.8 percentage points in 2019 compared to 2018, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$277.1	13%	$244.5	14%	$32.6	13%
Sales and marketing	926.9	43	782.3	43	144.6	18
General and administrative	102.1	5	93.0	5	9.1	10
Total operating expenses	$1,306.1	61%	$1,119.8	62%	$186.3	17%

Research and development

Research and development expense increased by $32.6 million, or 13%, in 2019 compared to 2018, primarily due to an increase in personnel-related costs of $29.9 million as a result of increased headcount to support the development of new products and continued enhancements to our existing products. We intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2020.

Sales and marketing

Sales and marketing expense increased by $144.6 million, or 18%, in 2019 compared to 2018, primarily due to an increase in personnel-related costs of $103.9 million as a result of increases to sales and marketing headcount in order to drive global market share gains. In addition, marketing expenses increased by $16.8 million. We intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support growth, and expect sales and marketing expense to increase in absolute dollars in 2020.

General and administrative

General and administrative expense increased by $9.1 million, or 10%, in 2019 compared to 2018, primarily due to an increase in personnel-related costs of $6.1 million and an increase in litigation costs of $3.1 million. Certain facilities, depreciation, and information technology costs are allocated to other organizations based on headcount. We expect general and administrative expense to increase in absolute dollars in 2020.

Operating income and margin

We generated operating income of $344.2 million in 2019, an increase of $113.2 million, or 49%, compared to $231.0 million in 2018. Operating income as a percentage of revenue increased to 16% in 2019 compared to 13% in 2018. The increase in operating margin is primarily due to the improvement in gross margin by 1.5 percentage points. In addition, as a percent of total revenue, research and development expense decreased by 0.7 percentage points, sales and marketing expense decreased by 0.4 percentage points and general and administrative expense decreased by 0.4 percentage points.

Interest income—net and other expense—net

	Year Ended December 31,
	2019	2018	Change	% Change
	(in millions, except percentages)
Interest income—net	$42.5	$26.5	$16.0	60%
Other expense—net	$(7.5)	$(6.6)	$(0.9)	14%

Interest income—net increased in 2019 as compared to 2018, primarily due to higher interest rates and, to a lesser extent, higher invested balances of cash, cash equivalents and investments. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net in 2019 as compared to 2018 was the result of a $3.8 million impairment charge on an investment in a privately held company during 2019 compared to a $2.2 million gain on the sale of an investment in a privately held company in the same period last year, partially offset by $3.5 million decrease in foreign currency exchange losses.

Provision for (benefit from) income taxes

	Year Ended December 31,		Change	% Change
	2019	2018
	(in millions, except percentages)
Provision for (benefit from) income taxes	$52.7	$(81.3)	$134.0	(165)%
Effective tax rate	14%	(32)%

Our provision for income taxes for 2019 reflects an effective tax rate of 14%, compared to an effective tax rate benefit of 32% for 2018. The provision for income taxes for 2019 was comprised primarily of an $88.8 million tax expense related to U.S. federal and state taxes, other foreign income taxes and foreign withholding taxes and a $10.1 million tax expense for an unrecognized tax benefit related to the Ninth Circuit’s opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”). The provision was partially offset by excess tax benefits of $39.3 million from stock-based compensation expense and tax benefits of $6.8 million from federal research and development tax credits.

In 2018, our effective tax rate benefit of 32% was comprised primarily of impacts related to the 2017 Tax Act, including a benefit of $164.0 million from the realignment of our tax structure and operations that resulted in a book-to-tax basis difference from previously taxed off-shore deferred revenue. These benefits were partially offset by a $32.6 million increase in the transition tax for finalization of the provisional estimates under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, $20.5 million of tax expense for the impact of the GILTI and $29.6 million of tax expense related to U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes and a decrease in tax reserves.

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

	Three Months Ended
	Dec 31, 2019	Sept 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Product	$238.8	$197.1	$189.9	$162.7	$200.8	$164.5	$166.3	$142.8
Service	375.6	350.4	331.8	309.9	306.2	289.4	275.0	256.2
Total revenue	614.4	547.5	521.7	472.6	507.0	453.9	441.3	399.0
Cost of revenue:
Product (1)(2)	92.7	79.0	82.7	70.2	86.9	72.0	73.9	58.2
Service (1)(2)	47.8	45.1	45.6	42.8	41.6	39.6	39.2	39.0
Total cost of revenue	140.5	124.1	128.3	113.0	128.5	111.6	113.1	97.2
Total gross profit	473.9	423.4	393.4	359.6	378.5	342.3	328.2	301.8
Operating expenses:
Research and development (1)	71.2	69.9	67.4	68.6	65.5	58.7	61.2	59.1
Sales and marketing (1)(2)	257.1	227.4	226.5	215.9	205.9	198.3	192.8	185.3
General and administrative (1)	27.2	26.1	24.3	24.5	22.0	22.5	23.5	25.0
Total operating expenses	355.5	323.4	318.2	309.0	293.4	279.5	277.5	269.4
Operating income	118.4	100.0	75.2	50.6	85.1	62.8	50.7	32.4
Interest income—net	9.9	11.4	11.0	10.2	9.3	6.9	5.8	4.5
Other income (expense)—net	(0.6)	(6.0)	(0.4)	(0.5)	(2.3)	0.9	(5.0)	(0.2)
Income before income taxes	127.7	105.4	85.8	60.3	92.1	70.6	51.5	36.7
Provision for (benefit from) income taxes	12.5	25.6	13.1	1.5	(90.5)	11.9	2.2	(4.9)
Net income	$115.2	$79.8	$72.7	$58.8	$182.6	$58.7	$49.3	$41.6
Net income per share:
Basic	$0.67	$0.47	$0.42	$0.35	$1.07	$0.35	$0.29	$0.25
Diluted	$0.66	$0.46	$0.42	$0.34	$1.04	$0.33	$0.28	$0.24

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2019	Sept 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in millions)
Cost of product revenue	$0.3	$0.4	$0.4	$0.4	$0.4	$0.3	$0.4	$0.4
Cost of service revenue	2.9	2.7	2.9	2.8	2.8	2.8	2.7	2.5
Research and development	10.0	9.3	10.0	9.4	9.5	9.3	9.2	8.4
Sales and marketing	25.1	24.9	26.3	25.4	25.1	26.0	23.6	20.9
General and administrative	5.4	5.1	5.4	5.0	4.8	4.8	4.7	4.3
Total stock-based compensation expense	$43.7	$42.4	$45.0	$43.0	$42.6	$43.2	$40.6	$36.5

(2) Total amortization included in product costs, service costs, and sales and marketing expense are as follows:

	Three Months Ended
	Dec 31, 2019	Sept 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in millions)
Amortization of intangible assets	$2.8	$2.2	$2.9	$3.0	$2.9	$2.5	$1.8	$1.8

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

Consistent with the seasonality note above, our total quarterly revenue over the past eight quarters has generally increased sequentially in each quarter, except in the first quarter of 2019 and 2018. Product revenue, in each quarter in 2019, increased as compared to the same quarter in 2018, which we believe was due to investments we made in our sales and marketing organizations, continued product innovation and a robust security market. We continue to see a shift from product revenue to higher-margin, recurring service revenue.

Total gross margin has fluctuated on a quarterly basis primarily due to seasonality of product sales and seasonality of cost increases. Product gross margin varies based on the types of products sold and the average selling prices of our products. In 2019, product gross margin was impacted by new product introductions and the mix of high-end, mid-range and entry-level products. Service gross margin benefited from the growth of our customer base and renewals.

Liquidity and Capital Resources

	As of December 31,
	2019	2018	2017
	(in millions)
Cash and cash equivalents	$1,222.5	$1,112.4	$811.0
Investments	987.4	604.2	538.3
Total cash, cash equivalents and investments	$2,209.9	$1,716.6	$1,349.3
Working capital	$1,295.4	$964.5	$689.6

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$808.0	$638.9	$594.4
Net cash used in investing activities	(502.3)	(134.9)	(76.8)
Net cash used in financing activities	(195.6)	(202.6)	(415.6)
Net increase in cash and cash equivalents	$110.1	$301.4	$102.0

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds associated with stock option exercises, issuances of common stock under our equity incentive plans and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions.

In recent years, we have received significant capital resources from billings, the exercise of stock options and our Employee Stock Purchase Plan (“ESPP”) purchases. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. There will not be future proceeds from purchases under our ESPP, which was terminated in February 2019. As of December 31, 2019, $1.6 billion remained available for future share repurchases under the Repurchase Program.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue in 2020 and until project completion. We estimate 2020 real estate spending, including the headquarters campus project, to be between $150.0 million and $160.0 million dollars.

As of December 31, 2019, our cash, cash equivalents and investments of $2.21 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government and agency securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $109.3 million as of December 31, 2019 and $956.6 million as of December 31, 2018. The decrease in cash, cash equivalents and investments held by our international subsidiaries related to changes in our international tax structure.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products and our investments in purchasing or leasing real estate. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, accounts receivable and inventory.

Our operating activities during 2019 provided $808.0 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $449.1 million, or 27%, during 2019.

Our operating activities during 2018 provided $638.9 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance as of December 31, 2018 of $1.69 billion represented a 26% increase year over year.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus purchase decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our employees. In certain cases, we have elected to purchase the facility if we believed that purchasing rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2019, cash used in investing activities was primarily driven by $375.5 million expended on purchases of investments, net of maturities and sales of investments, $92.2 million spent on purchases of property and equipment and $34.6 million used for the acquisitions of enSilo and CyberSponse, net of cash acquired.

During 2018, cash used in investing activities was primarily due to $60.2 million spent for purchases of our investments, net of maturities and sales of investments, $53.0 million spent on capital expenditures and $21.7 million used for the acquisitions of Bradford Networks, Inc. and ZoneFox Limited, net of cash acquired.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, proceeds from the issuance of common stock under our equity incentive plans, taxes paid related to net share settlement of equity awards and payments of debt assumed in business combinations.

During 2019, cash used in financing activities was $195.6 million, primarily due to $145.1 million used to repurchase shares of our common stock, $46.5 million used to pay tax withholding, net of proceeds, from the issuance of common stock and $3.7 million of payments of the debt assumed in business combinations.

During 2018, cash used in financing activities was $202.6 million, primarily due to $211.8 million used to repurchase shares of our common stock and $10.1 million of payments of the debt assumed in business combinations. This was partially offset by $19.3 million of proceeds from the issuance of common stock, net of tax withholding.

Contractual Obligations and Commitments

The following summarizes our inventory purchase commitments as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Inventory purchase commitments (1)	$231.9	$231.9	$—	$—	$—

(1)	Consists of minimum purchase commitments with independent contract manufacturers.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2019, we had $12.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

As of December 31, 2019, we had $82.8 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2019, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2019, 2018 and 2017 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Brazilian real (“BRL”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in Other income (expense)—net in the consolidated statements of income. We recognized an expense of $4.7 million in 2019 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, BRL and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.6 million change in the value of our foreign currency cash balances as of December 31, 2019.

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
For the years ended December 31, 2019, 2018, and 2017

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Litigation Contingencies–Refer to Note 11 to the financial statements
Critical Audit Matter Description
The Company is involved in disputes, litigation and other legal actions in the normal course of business. Claims from third parties may result in a requirement to pay substantial damages and could prevent the Company from selling certain of their products. An estimated loss from a loss contingency is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, management records the minimum estimated liability.
The determination of litigation contingency accruals is subject to significant management judgement in assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss can be made.

Given the inherent uncertainty of the outcome of identified current matters, auditing the valuation assertion of litigation contingencies required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the litigation contingencies included the following, among others:

•	We tested the effectiveness of controls over management’s litigation contingency accrual analysis and assessment of matters with potential impact.

•	We obtained and evaluated legal letters from internal and external legal counsel, and we discussed with internal legal counsel the pending litigation matters.

•	We made inquiries with management to obtain an understanding of litigation matters that the Company is currently undergoing.

•	We read available court filings for litigation matters to search for contradictory information.

•	We read Board of Directors meeting minutes to search for contradictory information.

•	We evaluated the assumptions used by the Company to estimate the litigation contingency, including corroborating the assumptions with internal legal counsel.

•	We evaluated the Company’s litigation contingencies disclosure for consistency with our knowledge of the Company’s litigation matters.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2020

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,222.5	$1,112.4
Short-term investments	843.1	537.2
Accounts receivable—Net of reserves for doubtful accounts of $1.2 million and $0.9 million at December 31, 2019 and 2018, respectively	544.3	444.5
Inventory	117.9	90.0
Prepaid expenses and other current assets	41.2	36.8
Total current assets	2,769.0	2,220.9
LONG-TERM INVESTMENTS	144.3	67.0
PROPERTY AND EQUIPMENT—NET	344.3	271.4
DEFERRED CONTRACT COSTS	237.0	182.6
DEFERRED TAX ASSETS	232.6	255.0
OTHER INTANGIBLE ASSETS—NET	31.1	22.1
GOODWILL	67.2	38.2
OTHER ASSETS	60.0	20.8
TOTAL ASSETS	$3,885.5	$3,078.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96.4	$86.4
Accrued liabilities	97.7	77.5
Accrued payroll and compensation	101.8	98.4
Income taxes payable	4.1	28.2
Deferred revenue	1,173.6	965.9
Total current liabilities	1,473.6	1,256.4
DEFERRED REVENUE	962.3	720.9
INCOME TAX LIABILITIES	82.8	77.5
OTHER LIABILITIES	44.9	13.0
Total liabilities	2,563.6	2,067.8
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 171.7 shares and 169.8 shares issued and outstanding at December 31, 2019 and 2018, respectively	0.2	0.2
Additional paid-in capital	1,180.3	1,068.3
Accumulated other comprehensive income (loss)	1.1	(0.8)
Retained earnings (accumulated deficit)	140.3	(57.5)
Total stockholders’ equity	1,321.9	1,010.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,885.5	$3,078.0
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE:
Product	$788.5	$674.4	$577.2
Service	1,367.7	1,126.8	917.7
Total revenue	2,156.2	1,801.2	1,494.9
COST OF REVENUE:
Product	324.6	291.0	243.8
Service	181.3	159.4	141.5
Total cost of revenue	505.9	450.4	385.3
GROSS PROFIT:
Product	463.9	383.4	333.4
Service	1,186.4	967.4	776.2
Total gross profit	1,650.3	1,350.8	1,109.6
OPERATING EXPENSES:
Research and development	277.1	244.5	210.6
Sales and marketing	926.9	782.3	701.0
General and administrative	102.1	93.0	87.9
Restructuring charges	—	—	0.3
Total operating expenses	1,306.1	1,119.8	999.8
OPERATING INCOME	344.2	231.0	109.8
INTEREST INCOME—NET	42.5	26.5	13.5
OTHER INCOME (EXPENSE)—NET	(7.5)	(6.6)	0.7
INCOME BEFORE INCOME TAXES	379.2	250.9	124.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	52.7	(81.3)	92.6
NET INCOME	$326.5	$332.2	$31.4
Net income per share (Note 9):
Basic	$1.91	$1.96	$0.18
Diluted	$1.87	$1.91	$0.18
Weighted-average shares outstanding:
Basic	171.0	169.1	174.3
Diluted	175.0	174.2	178.1
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$326.5	$332.2	$31.4
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	2.5	—	(0.1)
Tax provision (benefit) related to change in unrealized gains (losses) on investments	0.5	—	—
Other comprehensive income (loss)	2.0	—	(0.1)
Comprehensive income	$328.5	$332.2	$31.3

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2016	173.1	$0.2	$800.6	$(0.7)	$37.6	$837.7
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.0	—	29.5	—	—	29.5
Repurchase and retirement of common stock	(11.2)	—	(57.7)	—	(388.6)	(446.3)
Stock-based compensation expense	—	—	137.2	—	—	137.2
Net unrealized loss on investments - net of tax	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	31.4	31.4
BALANCE—December 31, 2017	167.9	0.2	909.6	(0.8)	(319.6)	589.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.7	—	17.5	—	—	17.5
Repurchase and retirement of common stock	(3.8)	—	(21.7)	—	(187.4)	(209.1)
Stock-based compensation expense	—	—	162.9	—	—	162.9
Cumulative effect adjustments from adoption of Topic 606	—	—	—	—	117.3	117.3
Net income	—	—	—	—	332.2	332.2
BALANCE—December 31, 2018	169.8	0.2	1,068.3	(0.8)	(57.5)	1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.8	—	(48.9)	—	—	(48.9)
Repurchase and retirement of common stock	(1.9)	—	(12.1)	—	(128.8)	(140.9)
Stock-based compensation expense	—	—	173.0	—	—	173.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	2.0	—	2.0
Net income	—	—	—	—	326.5	326.5
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$140.3	$1,321.9
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326.5	$332.2	$31.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	174.1	162.9	137.2
Amortization of deferred contract costs	107.9	90.9	—
Depreciation and amortization	61.6	55.7	55.5
Amortization of investment premiums (discounts)	(6.0)	(0.6)	2.5
Other	5.7	(0.9)	3.8
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable—net	(96.7)	(82.0)	(38.4)
Inventory	(48.5)	(33.4)	9.4
Prepaid expenses and other current assets	(2.1)	4.2	(6.7)
Deferred contract costs	(162.3)	(136.4)	—
Deferred tax assets	17.8	(127.8)	35.8
Other assets	(1.3)	(3.8)	(1.0)
Accounts payable	7.7	14.6	13.1
Accrued liabilities	(1.4)	14.5	14.4
Accrued payroll and compensation	(2.7)	3.5	12.6
Other liabilities	(0.2)	(0.8)	(5.5)
Deferred revenue	446.7	352.1	300.8
Income taxes payable	(18.8)	(6.0)	29.5
Net cash provided by operating activities	808.0	638.9	594.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,332.3)	(681.8)	(669.2)
Sales of investments	31.3	42.8	300.3
Maturities of investments	925.5	578.8	427.4
Purchases of property and equipment	(92.2)	(53.0)	(135.3)
Payments made in connection with business combinations, net of cash acquired	(34.6)	(21.7)	—
Net cash used in investing activities	(502.3)	(134.9)	(76.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(145.1)	(211.8)	(446.3)
Proceeds from issuance of common stock	49.5	86.5	75.8
Taxes paid related to net share settlement of equity awards	(96.0)	(67.2)	(45.1)
Payments of debt assumed in connection with business combinations	(3.7)	(10.1)	—
Other	(0.3)	—	—
Net cash used in financing activities	(195.6)	(202.6)	(415.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	110.1	301.4	102.0
CASH AND CASH EQUIVALENTS—Beginning of year	1,112.4	811.0	709.0
CASH AND CASH EQUIVALENTS—End of year	$1,222.5	$1,112.4	$811.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$58.7	$41.4	$32.2
Operating lease liabilities arising from obtaining right-of-use assets	$20.4	$—	$—
Finance lease liabilities arising from obtaining right-of-use assets	$3.6	$—	$—
Cash paid to settle liability incurred for repurchase of common stock	$4.2	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$21.1	$21.6	$21.0
Liability for purchase of property and equipment and asset retirement obligations	$16.0	$8.3	$8.1
Liability incurred for repurchase of common stock	$—	$4.2	$—
Liability incurred in connection with business combination	$3.0	$—	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the standalone selling price for each distinct performance obligation included in customer contracts with multiple performance obligations, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation, the fair value of assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets, the determination of sales returns reserves and contingent liabilities. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ from those estimates.

Concentration Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the United States and around the world. Balances in the United States typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, commercial paper and fixed income securities with major financial institutions that our management believes are financially sound.

Our accounts receivables are primarily derived from our channel partners in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated potential credit losses. As of December 31, 2019 and 2018, Exclusive Networks Group (“Exclusive”) accounted for 36% and 38% of total net accounts receivable, respectively. As of December 31, 2019, Ingram Micro Inc. (“Ingram Micro”) accounted for 10% of total net accounts receivable.

During 2019, Exclusive and Ingram Micro accounted for 31% and 11% of total revenue, respectively. During 2018, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively. During 2017, Exclusive accounted for 25% of total revenue.

We rely on a small number of manufacturing partners, primarily in Taiwan but also in China and the United States, to manufacture our products, and some of the components of our products are available from limited or sole sources of supply. Each of our proprietary Application-Specific Integrated Circuits is built by a sole contract manufacturer.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Transaction Gains and Losses—The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency denominated income and expenses have been remeasured using the exchange rates in effect during each period. Foreign currency remeasurement gains (losses) of $(4.7) million, $(8.2) million and $1.0 million are included in other income (expense)—net for 2019, 2018 and 2017, respectively.

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

An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment.

Once an impairment is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The difference between the investment’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive income (loss).

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

Other Investments—Investments in privately held companies where we own less than 20% of the voting stock and have no indicators of significant influence over operating and financial policies of those companies are included in other assets in the consolidated balance sheets. As of December 31, 2017, these investments were accounted for under the cost method. As of December 31, 2018, with the adoption of the Accounting Standards Update (“ASU”) 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these investments are accounted for at cost, adjusted for changes in observable prices minus impairment. Adoption of ASU 2016-01 did not have an impact on our consolidated financial statements. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts as well as current fundraising activities and valuations based on information provided by these privately held companies. If it is determined that an other-than-temporary decline or increase in

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value exists in an investment without readily determinable value, we adjust the value of the investment to its fair value and record the related impairment or increase in value as an investment loss or gain in our consolidated statements of income.

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

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2019, we had one reporting unit.

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

Stock-Based Compensation—The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of our employee stock options and our equity incentive plans. Stock-based compensation expense is amortized on a straight-line basis over the service period. We account for forfeitures of all stock-based payment awards when they occur.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—We rent certain facilities under operating lease agreements. On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Topic 842, Leases (“Topic 842”), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the consolidated balance sheet. Under Topic 842, we determine if an arrangement is a lease at inception. The ROU assets and the short and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively. The corresponding assets, the short and long-term lease liabilities from our finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

The ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

Lease expense for lease payments for our operating leases is recognized on a straight-line basis over the term of the lease. We begin recognizing rent expense on the date that a lessor makes an underlying asset that is subject to the lease available for our use. For our finance leases, we recognize amortization expense from the amortization of the corresponding assets and interest expense on the related lease liabilities.

Prior to 2019, leases were recognized under FASB Topic 840, Leases (“Topic 840”). Under Topic 840, related rent expense was recognized on a straight-line basis over the term of the lease. Rent holidays and scheduled rent increases were included in the determination of rent expense to be recorded over the lease term. Lease incentives were recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Renewals were not assumed in the determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease. We began recognizing rent expense on the date that we obtained the legal right to use and control the leased space.

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
Revenue Recognition—On January 1, 2018 we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under ASU 2009-13, Revenue Recognition (Topic 605) (“Topic 605”). The details of significant changes and quantitative impact of the changes are discussed below.

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

We derive a majority of product sales from our FortiGate products which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

We previously recognized product revenue for sales to distributors that had no general right of return and direct sales to end-customers upon shipment, based on general revenue recognition accounting guidance once all other revenue recognition criteria were met. Certain distributors are granted stock rotation rights, limited rights of return or rebates for sales of our products. The arrangement fee for this group of distributors was not fixed or determinable when products were shipped and revenue was therefore deferred and recognized upon sell-through. Under Topic 606, we recognize product revenue upon shipment when control of the promised goods is transferred to the customer. Our term software licenses represent multiple performance obligations, which include software licenses and software support services where the term licenses are recognized upfront upon transfer of control, with the associated software support services recognized ratably over the contract term as services and software updates are provided. Previously, term licenses were recognized over the license period.

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

Our sales contracts typically contain multiple performance obligations, such as hardware, software license, security subscription, technical support services and other services. These are distinct from our security subscriptions, technical support services and other services in that the customer can benefit from the product without these services and such services are separately identifiable within the contract. We allocate the transaction price to each performance obligation based on relative standalone selling price. We determine standalone selling price based on the historical pricing and discounting practices for those services when sold separately. If not observable through past transactions, we may require judgment to determine the standalone selling price for distinct performance obligations by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of the service contract that fall within a reasonably range as a percentage of list price. Revenue is reported net of sales tax.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $27.6 million and $24.1 million as of December 31, 2019 and 2018, respectively, and is included in current liabilities in our consolidated balance sheet.

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

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not significant during 2019, 2018 and 2017.

Warranties—We generally provide a one-year warranty on most hardware products and a 90-day warranty on software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2019 and 2018.

Contingent Liabilities—From time to time, we are involved in disputes, litigation, and other legal actions. There are many uncertainties associated with any disputes, litigation and other legal actions, and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties, which are inherently difficult to estimate and could adversely affect our results of operations. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. We review significant new claims and litigation for the probability of an adverse outcome. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses, which may be material.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued Topic 842, which requires the recognition of ROU assets and lease liabilities for operating leases on the consolidated balance sheet. We adopted Topic 842 and its related amendments as of January 1, 2019 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to waive reassessing the lease classification for any expired or existing leases, the initial direct costs for any existing leases and whether any expired or existing contracts contained leases.

Under the new guidance, we determine if an arrangement contains a lease and the classification of that lease, if applicable, at inception or upon modification of a contract. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise). We have elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component.

The primary impact of adopting Topic 842 was the recognition of ROU assets and lease liabilities for operating leases of $39.1 million and $40.6 million, respectively, on January 1, 2019, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Topic 842 did not have a material impact on our consolidated statements of income and cash flows.

Our accounting for finance leases (formerly referred to as capital leases prior to the adoption of Topic 842) remained substantially unchanged. Finance leases are not material to our consolidated financial statements.

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

Stock Compensation

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees subject to certain exceptions. ASU 2018-07 expands the scope of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”), to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505, Equity, by moving it to ASC 718. We adopted ASU 2018-07 on January 1, 2019. ASU 2018-07 did not have a material impact on our consolidated financial statements.

Recent Accounting Standards Not Yet Effective

Income Taxes

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us beginning on January 1, 2021. Early adoption of the amendments is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles-Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. Companies can choose to adopt the ASU 2018-15 prospectively or retrospectively. ASU 2018-15 is effective for us beginning January 1, 2020. The adoption of this standard will not have a material impact on our consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820, Fair Value Measurement, as part of its disclosure framework project. ASU 2018-13 is effective for us beginning January 1, 2020. The amendments in ASU 2018-13 that relate to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented upon their effective date. The adoption of this standard will not have a material impact on our disclosures.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018, the FASB issued ASU 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, as a subsequent amendment to the initial guidance (collectively, Topic 326). In April 2019, the FASB issued ASU 2019-04—Codification Improvements to Topic 326: Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, the FASB issued ASU 2019-05—Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, and in November 2019, the FASB issued ASU 2019-11—Codification Improvements to Topic 326 to clarify and address certain items related to the amendments in ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The new approach to estimating credit losses (referred to as the current expected credit losses model) generally accelerates recognition of credit losses. The new guidance is effective for us beginning on January 1, 2020. The adoption of this standard will not have a material impact on our consolidated financial statements.

2.	REVENUE RECOGNITION

Our revenue consists of product and service revenue. Product revenue is generated by sales of our FortiGate products and other hardware and software solutions. Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017 (1)
Product	$788.5	$674.4	$577.2
Service:
Security subscription	750.9	606.1	504.8
Technical support and other	616.8	520.7	412.9
Total service revenue	1,367.7	1,126.8	917.7
Total revenue	$2,156.2	$1,801.2	$1,494.9

(1) December 31, 2017 amounts have not been adjusted under the modified retrospective method.

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of period end. During 2019, we recognized $930.4 million in revenue that was included in the deferred revenue balance as of December 31, 2018. During 2018, we recognized $753.3 million in revenue that was included in the deferred revenue balance as of January 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.14 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize approximately $1.17 billion as revenue over the next 12 months and the remainder thereafter.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable are reduced by an allowance for doubtful accounts which is determined based on our assessment of the collectability of customer accounts. The allowance for doubtful accounts was $1.2 million as of December 31, 2019 and $0.9 million as of December 31, 2018.

Contract Assets

Contract assets represent amounts that have been recognized as revenue but for which we did not have the unconditional right to invoice the customer. Our contract assets as of December 31, 2019 and December 31, 2018 were immaterial.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for the sale of products and software licenses are recognized at the time of sale. Sales commissions for initial service contracts are deferred and then amortized as an expense on a straight-line basis over the period of benefit which we have determined to be five years. We determined the period of benefit taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the contractual period of the underlying contracts which ranges from one to three years and, to a lesser extent, five years. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2019 and 2018 was $107.9 million and $90.9 million, respectively. No impairment loss was recognized during 2019 and 2018.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$576.1	$1.0	$(0.1)	$577.0
Commercial paper	148.7	0.1	—	148.8
Certificates of deposit and term deposits (1)	66.4	—	—	66.4
U.S. government and agency securities	195.0	0.2	—	195.2
Total available-for-sale securities	$986.2	$1.3	$(0.1)	$987.4

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$299.5	$—	$(1.2)	$298.3
Commercial paper	102.5	—	—	102.5
Certificates of deposit and term deposits (1)	145.8	—	—	145.8
U.S. government and agency securities	57.7	—	(0.1)	57.6
Total available-for-sale securities	$605.5	$—	$(1.3)	$604.2

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117.3	$(0.1)	$16.1	$—	$133.4	$(0.1)
Certificates of deposit and term deposits	13.0	—	—	—	13.0	—
Commercial paper	26.0	—	—	—	26.0	—
U.S. government and agency securities	47.1	—	—	—	47.1	—
Total available-for-sale securities	$203.4	$(0.1)	$16.1	$—	$219.5	$(0.1)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$150.1	$(0.2)	$93.5	$(1.0)	$243.6	$(1.2)
Commercial paper	75.6	(0.1)	—	—	75.6	(0.1)
Certificates of deposit and term deposits	51.7	—	—	—	51.7	—
U.S. government and agency securities	39.0	—	3.5	—	42.5	—
Total available-for-sale securities	$316.4	$(0.3)	$97.0	$(1.0)	$413.4	$(1.3)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	December 31, 2019	December 31, 2018
Due within one year	$843.1	$537.2
Due within one to three years	144.3	67.0
Total	$987.4	$604.2

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

The unrealized losses on our available-for-sale securities were caused by fluctuations in market value and interest rates as a result of the economic environment. We consider these investments to be temporarily impaired as of December 31, 2019 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we have concluded currently that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2019				December 31, 2018
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$577.0	$—	$577.0	$—	$299.3	$—	$299.3	$—
Certificates of deposit and term deposits	66.4	—	66.4	—	217.4	—	217.4	—
Money market funds	15.0	15.0		—	58.6	58.6	—	—
Commercial paper	165.8	—	165.8	—	184.7	—	184.7	—
U.S. government and agency securities	195.2	195.2	—	—	57.6	45.3	12.3	—
Total	$1,019.4	$210.2	$809.2	$—	$817.6	$103.9	$713.7	$—

Reported as:
Cash equivalents	$32.0				$213.4
Short-term investments	843.1				537.2
Long-term investments	144.3				67.0
Total	$1,019.4				$817.6

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2019 and December 31, 2018.

4.     INVENTORY

Inventory consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Raw materials	$9.7	$13.3
Finished goods	108.2	76.7
Inventory	$117.9	$90.0

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Building and building improvements	$147.4	$144.2
Computer equipment and software	116.7	95.9
Land	93.3	75.7
Leasehold improvements	25.5	17.9
Evaluation units	19.9	20.5
Furniture and fixtures	17.3	15.7
Construction-in-progress	61.2	12.3
Total property and equipment	481.3	382.2
Less: accumulated depreciation	(137.0)	(110.8)
Property and equipment—net	$344.3	$271.4

Depreciation expense was $50.7 million, $46.7 million and $46.9 million in 2019, 2018 and 2017, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $5.3 million and $9.1 million as of December 31, 2019 and 2018, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as Other assets in our consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. During the third quarter of 2019, we determined that one of our investments was other-than-temporarily impaired. As a result, we recognized a non-cash impairment charge of $3.8 million to Other income (expense)—net in our consolidated statements of income. During the third quarter of 2018, we sold equity securities of a privately held company for $5.2 million and recognized a gain of $2.2 million to Other income (expense)—net in our consolidated statements of income. As of December 31, 2019, no other events have occurred that would affect the carrying value of these investments.

7.     BUSINESS COMBINATIONS

2019 Acquisitions

CyberSponse, Inc.

On December 12, 2019, we acquired all outstanding shares of CyberSponse, Inc. (“CyberSponse”), a provider of security orchestration, automation and response products and services. We expect that the CyberSponse acquisition will further extend the automation and incident response capabilities of our FortiAnalyzer, FortiSIEM and FortiGate solutions.

Under the business combination method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”), the total preliminary purchase price was allocated to CyberSponse’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The preliminary purchase price for CyberSponse was $26.1 million, of which $18.6 million was allocated to goodwill that was non-deductible for tax purposes and $9.1 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $1.6 million of net liabilities assumed, which predominantly included cash, accounts receivable, accrued payroll and compensation liabilities and deferred tax liabilities. We incurred a $4.1 million liability in connection with this business combination, the majority of which related to the settlement of CyberSponse’s equity awards in cash, which we included in accrued liabilities in our consolidated balance sheet as of December 31, 2019. The preliminary purchase price included $3.0 million of this liability and the remaining $1.1 million was recognized as compensation cost in the consolidated statement of income for the year ended December 31, 2019. The preliminary purchase price also included $3.8 million held in indemnity escrow, of which $2.8 million will be held for 12 months and the remaining $1.0 million will be held for 36 months after the transaction closing date. The amount recognized for acquired indemnification assets as of the acquisition date was not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies.

Our estimates and assumptions are subject to change within the measurement period. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of acquired assets and assumed liabilities.

enSilo Limited

On October 28, 2019, we acquired all outstanding shares of enSilo Limited (“enSilo”), a provider of endpoint detection and response products and services. We expect that the enSilo acquisition will further enhance the Fortinet Security Fabric platform and strengthen endpoint and network security solutions by providing customers with advanced endpoint security.

Under the business combination method of accounting in accordance with ASC 805, the total preliminary purchase price was allocated to enSilo’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The preliminary purchase price for enSilo was $15.8 million, of which $10.4 million was allocated to goodwill, $10.8 million was

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocated to identifiable intangible assets, the majority of which was developed technology, offset by $5.4 million of net liabilities assumed, which predominantly included cash, accounts receivable, operating lease right-of-use asset and liability, deferred revenue, accrued payroll and compensation liabilities, assumed debt and deferred tax liabilities. The preliminary purchase price included $2.0 million held in indemnity escrow for 12 months after the transaction closing date. The amount recognized for acquired indemnification assets as of the acquisition date was not material. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies and goodwill is non-deductible for tax purposes.

Our estimates and assumptions are subject to change within the measurement period. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of acquired assets and assumed liabilities.

2018 Acquisitions

ZoneFox Holdings Limited

On October 22, 2018, we acquired all outstanding shares of ZoneFox Holdings Limited (“ZoneFox”), a privately held cloud-based company providing insider threat detection and response. The purchase price for ZoneFox was $16.1 million, of which $12.5 million was allocated to goodwill that was non-deductible for tax purposes and $6.8 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $3.2 million of net liabilities assumed.

The acquisition included a $2.0 million cash earn-out that was subject in full to satisfaction of certain performance conditions. The performance conditions were not met and the cash earn-out will not be paid.

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a provider of network access control security products and services. The purchase price for Bradford was $6.8 million, of which $11.1 million was allocated to goodwill that was non-deductible for tax purposes and $8.0 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $12.3 million of net liabilities assumed.

The acquisition included a $2.0 million cash earn-out that was subject in full to satisfaction of certain performance conditions. The performance conditions were not met and the cash earn-out will not be paid.

Additional Acquisition-Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. Pro forma information has not been presented as the impact of these acquisitions, individually and in the aggregate, were not material to our consolidated financial statements.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2018	$38.2
Additions due to business combinations	29.0
Balance—December 31, 2019	$67.2

There were no impairments to goodwill during 2019, 2018, 2017 or any previous years.

Other Intangible Assets—net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$50.2	$24.6	$25.6
Customer relationships	4.1	21.6	16.1	5.5
Total other intangible assets—net		$71.8	$40.7	$31.1

	December 31, 2018
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies and other	4.0	$34.4	$17.0	$17.4
Customer relationships	4.4	17.5	12.8	4.7
Total other intangible assets—net		$51.9	$29.8	$22.1

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of finite-lived intangible assets was $10.9 million, $9.0 million and $8.6 million in 2019, 2018, and 2017, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets (in millions):

Amount
Years:
2020	$12.7
2021	8.3
2022	6.4
2023	3.7
Total	$31.1

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”), stock options and our Employee Stock Purchase Plan (“ESPP”), which was terminated in February 2019 at the completion of the prior offering period. Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$326.5	$332.2	$31.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	171.0	169.1	174.3
Diluted shares:
Weighted-average common stock outstanding-basic	171.0	169.1	174.3
Effect of potentially dilutive securities:
RSUs	2.8	3.6	2.3
Stock options	1.2	1.4	1.4
ESPP	—	0.1	0.1
Weighted-average shares used to compute diluted net income per share	175.0	174.2	178.1
Net income per share:
Basic	$1.91	$1.96	$0.18
Diluted	$1.87	$1.91	$0.18

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2019	2018	2017
RSUs	0.3	0.5	1.4
Stock options	0.6	0.3	1.0
ESPP	—	0.1	0.2
Total	0.9	0.9	2.6

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

During the year ended December 31, 2019 we entered into a finance lease with $3.6 million lease liabilities arising from obtaining right-of-use assets with a lease term of approximately two years. Our remaining finance leases were not material to our consolidated financial statements. The related assumptions and further disclosures for finance leases are not material.

The components of operating lease expense were as follows (in millions):

Year Ended
December 31, 2019
Operating lease expense	$15.3
Variable lease expense (1)	2.6
Short-term lease expense	3.2
Total lease expense	$21.1

(1) Variable lease expense for the year ended December 31, 2019 predominantly included common area maintenance charges and parking expense.

Rent expense was $17.1 million and $16.7 million for 2018 and 2017, respectively. Rent expense was recognized in accordance with Topic 840 using the straight-line method over the term of a lease.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	December 31, 2019
Operating lease ROU assets – non-current	Other assets	$44.3

Operating lease liabilities – current	Accrued liabilities	$15.5
Operating lease liabilities – non-current	Other liabilities	30.6
Total operating lease liabilities		$46.1

Weighted average remaining lease term in years – operating leases		3.7
Weighted average discount rate – operating leases		2.8%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$16.2

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$20.4

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in millions):

Year ending December 31,	Amount
2020	$16.4
2021	13.0
2022	8.4
2023	5.2
2024	3.8
Thereafter	1.8
Total lease payments	$48.6
Less imputed interest	(2.5)
Total	$46.1

As of December 31, 2019, we had additional minimum lease payments of $4.4 million relating to the operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2020 and will have lease term of approximately five to seven years.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2019 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Inventory purchase commitments	$231.9	$231.9	—	—	—	—	—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2019, we had $231.9 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2019, we had $12.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

Periodically we, like other security companies and companies in other industries, may experience cybersecurity threats, malicious activity directed against our information technology infrastructure and unauthorized attempts to gain access to our and our customers’ sensitive information and systems. For example, as previously disclosed, in the second quarter of 2019, we discovered that an unauthorized party illegally targeted us using sophisticated techniques, such as stealing technical data in order to both impersonate our firewall update servers and possibly attempt other attack methodologies, in an effort to try to gain access to certain of our customers’ systems. We have completed our investigation of this incident and we do not believe that it had a material impact on our or our customers’ businesses. We are currently not aware of any claims arising from this matter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have one primary stock incentive plan, the 2009 Equity Incentive Plan, under which we have granted RSUs and stock options. We also previously had an ESPP for eligible employees, which was terminated in February 2019.

2009 Equity Incentive Plan—Our board of directors approved the 2009 Equity Incentive Plan in 2009. On June 21, 2019, our stockholders approved the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”). Among other things, the Amended Plan provided for a net decrease in the number of shares of common stock that were authorized and available for issuance pursuant to future awards granted on or following the effective date of the Amended Plan. On June 28, 2019, we deregistered from various registration statements on Form S-8 an aggregate of 46.2 million shares of common stock that were originally registered for issuance under our 2009 Equity Incentive Plan.

The maximum aggregate number of shares that may be issued under the Amended Plan is 47,873,531 shares; provided, however, that only 13,500,000 shares may be issued or transferred pursuant to new awards granted on or following the effective date of the Amended Plan. We may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire no more than five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of no more than ten years and options generally vest over four years.

As of December 31, 2019, there were a total of 13.4 million shares of common stock available for grant under the Amended Plan.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2016	9.5	$31.01
Granted	4.2	37.60
Forfeited	(1.3)	34.12
Vested	(3.9)	29.42
Balance—December 31, 2017	8.5	34.79
Granted	4.1	57.37
Forfeited	(0.9)	39.29
Vested	(3.9)	34.67
Balance—December 31, 2018	7.8	46.07
Granted	2.7	87.09
Forfeited	(0.7)	55.13
Vested	(3.7)	43.31
Balance—December 31, 2019	6.1	$64.56

As of December 31, 2019, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $341.1 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirements. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
Shares withheld for taxes	1.1	1.2	1.2
Amount withheld for taxes	$96.0	$67.2	$45.1

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	4.4	4.4	4.4
Volatility	34.3%	31.8%	36.0%
Risk-free interest rate	2.4%	2.7%	1.9%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2016	6.2	$23.79
Granted	0.5	37.34
Forfeited	(0.2)	31.75
Exercised	(2.2)	19.19
Balance—December 31, 2017	4.3	27.50
Granted	0.8	52.09
Forfeited	(0.2)	32.24
Exercised	(1.9)	24.96
Balance—December 31, 2018	3.0	35.53
Granted	0.7	85.02
Forfeited	(0.1)	62.93
Exercised	(0.9)	30.21
Balance—December 31, 2019	2.7	$50.37
Options vested and expected to vest—December 31, 2019	2.7	$50.37	4.5	$150.3
Options exercisable—December 31, 2019	1.4	$34.20	3.4	$99.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2019 for all in-the-money stock options. As of December 31, 2019, total compensation expense related to unvested stock options granted to employees but not yet recognized was $23.9 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.7 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Weighted-average fair value per share granted	$27.19	$16.03	$12.15

Intrinsic value of options exercised	$54.6	$62.2	$42.7
Fair value of options vested	10.1	7.2	$8.1

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2019, as follows (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.94-$24.51	0.7	2.7	$23.48	0.6	$23.46
$26.49-$39.49	0.6	3.7	35.90	0.4	35.92
$48.83-$72.75	0.7	4.9	47.25	0.4	50.44
$76.22-$100.12	0.7	6.2	84.66	—	78.93
	2.7			1.4

Employee Stock Purchase Plan

There were no grants under the ESPP during the year ended December 31, 2019. In determining the grant date fair value of the ESPP, we used the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended December 31,
	2018	2017
Expected term in years	0.5	0.5
Volatility	28.9%	29.5%
Risk-free interest rate	2.0%	0.9%
Dividend rate	—%	—%
Weighted-average fair value per share granted	$14.14	$8.73

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Shares issued under the ESPP	0.3	1.1	1.1
Weighted-average price per share issued	$64.79	$35.32	$29.52

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2019
Reserved for future equity award grants	13.4
Outstanding stock options and RSUs	8.8
Total common stock reserved for future issuances	22.2

Stock-based Compensation Expense

Stock-based compensation expense is included in costs and expenses as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of product revenue	$1.5	$1.5	$1.4
Cost of service revenue	11.3	10.8	9.5
Research and development	38.7	36.4	32.2
Sales and marketing	101.7	95.6	78.0
General and administrative	20.9	18.6	16.1
Total stock-based compensation expense	$174.1	$162.9	$137.2

The following table summarizes stock-based compensation expense by award type (in millions):

	Year Ended December 31,
	2019	2018	2017
RSUs	$160.2	$143.9	$119.8
Stock options	12.6	8.8	7.3
ESPP	1.3	10.2	10.1
Total stock-based compensation expense	$174.1	$162.9	$137.2

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Income tax benefit associated with stock-based compensation	$38.3	$24.9	$30.9

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. In 2016 and 2017, our board of directors approved the increases in the aggregate authorized repurchase amount under the Repurchase Program by $100.0 million and $700.0 million, respectively, to a total of $1.0 billion. In July 2018, our board of directors approved a $500.0 million increase in the authorized stock repurchase under the Repurchase program and extended the term of the Repurchase Program to December 31, 2019, bringing the aggregate amount authorized to be repurchased to $1.5 billion of our outstanding common stock through December 31, 2019. In November 2019, our board of directors approved a $1 billion increase in the authorized stock repurchase under the Repurchase program and extended the term of the Repurchase Program to

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2021, bringing the aggregate amount authorized to be repurchased to $2.5 billion of our outstanding common stock through February 28, 2021.Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2019, we repurchased 1.9 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $140.9 million. As of December 31, 2019, $1.6 billion remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Income before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$364.9	$0.3	$(40.7)
Foreign	14.3	250.6	164.7
Total income before income taxes	$379.2	$250.9	$124.0

Due to the realignment of our tax structure, income before income taxes moved from foreign jurisdictions to domestic jurisdiction in the year ended December 31, 2019.

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$11.0	$(12.6)	$34.7
State	0.1	2.0	0.8
Foreign	11.4	36.9	27.7
Total current	$22.5	$26.3	$63.2
Deferred:
Federal	$39.0	$(125.5)	$39.1
State	(6.0)	14.4	(9.3)
Foreign	(2.8)	3.5	(0.4)
Total deferred	30.2	(107.6)	29.4
Provision for (benefit from) income taxes	$52.7	$(81.3)	$92.6

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences and return to provision adjustments that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory tax rate	$79.6	$52.7	$43.4
Foreign income taxed at different rates	12.3	(21.5)	(19.5)
Foreign withholding taxes	16.0	20.1	17.4
Stock-based compensation expense	(30.6)	(14.3)	9.5
Foreign tax credit	(30.4)	(15.8)	(12.8)
State taxes—net of federal benefit	(11.3)	1.2	(3.5)
Research and development credit	(6.8)	(5.0)	(4.0)
Valuation allowance	22.0	14.9	—
Dividend distribution	—	(3.8)	—
Impact of the 2017 Tax Act:
Deferred tax asset remeasurement due to reduction in the federal corporate income tax rate	—	—	47.9
One-time transition tax	(2.1)	32.6	15.2
Global Intangible Low-Taxed Income	—	20.5	—
Book-to-Tax Basis differences	—	(164.0)	—
Other	4.0	1.1	(1.0)
Total provision for (benefit from) income taxes	$52.7	$(81.3)	$92.6

There are permanent differences that arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on stock grants to certain foreign employees. This is offset by the actual tax benefits in the current periods from shares held by our U.S. and certain foreign employees. In 2019 and 2018, this excess tax benefit was greater than the non-deductible stock-based compensation expense.

We have realigned our tax structure in order to maximize the tax efficiency of our group structure and better align with our business operations as a result of the 2017 Tax Act. This realignment resulted in a book-to-tax basis difference for previously taxed off-shore deferred revenue as well as other book-to-tax difference. The basis differences resulted in a $164.0 million benefit to the 2018 tax provision.

In the fourth quarter of 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected an additional $32.6 million increase related to the transition tax in the 2018 income tax expense. In the fourth quarter of 2019, we recorded a $2.1 million tax benefit related to the transition tax due to the adjustments on prior 2018 foreign tax amounts. The 2017 Tax Act also created a new requirement that Global Intangible Low-Taxed Income (“GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of a CFC’s U.S. shareholder. In 2018, there was also a $20.5 million expense for the GILTI tax regime that was introduced by the 2017 Tax Act. In 2019, we were not subject to GILTI. We will continue to monitor and assess the impact of the 2017 Tax Act and ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision on Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue and ruled in favor of the Commissioner, validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. A rehearing of the case was requested, but the rehearing request was denied by the Ninth Circuit on November 12, 2019. A petition for Writ of Certiorari was filed with the U.S. Supreme Court on February 10, 2020. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we incurred an unrecognized tax benefit of $10.1 million related to the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements. We continue to monitor developments in this case and any impact it could have on our tax provision.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2019	December 31, 2018
Deferred tax assets:
General business credit carryforward	$73.2	$29.5
Deferred revenue	152.1	223.9
Reserves and accruals	30.7	26.6
Net operating loss carryforward	57.9	13.5
Stock-based compensation expense	14.8	16.2
Depreciation and amortization	0.7	3.3
Operating lease liabilities	10.6	—
Total deferred tax assets	340.0	313.0
Less: Valuation allowance	(43.0)	(14.9)
Deferred tax assets, net of valuation allowance	297.0	298.1
Deferred tax liabilities:
Deferred contract costs	(59.9)	(52.1)
Operating lease ROU assets	(9.5)	—
Total deferred tax liabilities	(69.4)	(52.1)
Net deferred tax assets	$227.6	$246.0

As of December 31, 2019, we recorded a deferred tax asset of $232.6 million and a deferred tax liability of $5.0 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development (“R&D”) credits carryforward, certain impairment losses in business investments, certain foreign tax credits from foreign disregarded entities and certain tax attributes from business acquisitions. We anticipate having sufficient current year generated California R&D credits to cover the same year California tax liability for tax year 2019 and subsequent years. We also believe that it is more likely than not that the deferred tax assets for impairment losses, foreign tax credits from foreign disregarded entities and acquired foreign tax attributes will not be realized. As a result, we recorded a valuation allowance of $43.0 million against deferred tax assets for California R&D credits carryforwards (net of the unrecognized tax benefits), impairment losses, certain foreign tax credits and certain acquired tax attributes.

As of December 31, 2019, we had $46.7 million in federal net operating loss carryforwards to offset future income, which are limited by Section 382 of the Internal Revenue Code (“Section 382”) due to the acquisition of Meru, AccelOps and Bradford. With the acquisition of Meru, we had $22.6 million in federal net operating loss carryforwards which are limited by Section 382 available from year 2020. With the acquisition of AccelOps, we had $16.3 million in federal net operating loss carryforwards from 2016 that are limited by Section 382. With the acquisition of Bradford, we had $7.8 million in federal net operating loss carryforwards from 2018 that are limited by Section 382 available from July 2018. In 2019, it is estimated that a federal net operating loss of $169.4 million will be generated. We had $14.7 million in federal tax credits to offset future federal taxes. As of December 31, 2019, we had $35.5 million in California net operating loss carryforwards including $10.7 million from Meru and $13.4 million from AccelOps, both of which are limited by Section 382. In 2019, it is estimated that a California net operating loss of $11.3 million will be generated. We had state tax credit carryforwards of $30.6 million available to offset our future state taxes. The state credits carry forward indefinitely.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate under a tax incentive agreement in Singapore, which is effective through December 31, 2020. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds.

As of December 31, 2019, we had $67.5 million of unrecognized tax benefits, of which, if recognized, $62.4 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2019, 2018 and 2017, accrued interest and penalties were $14.1 million, $11.6 million and $13.5 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of year	$63.5	$72.5	$65.5
Gross increases for tax positions related to the current year	11.4	8.6	13.2
Gross decreases for tax positions related to the current year	—	—	(10.7)
Gross increases for tax positions related to the prior year	3.0	6.0	7.0
Gross decreases for tax positions related to prior year	(0.3)	(9.5)	(0.9)
Gross decreases for tax positions related to prior year audit settlements	(1.7)	(6.4)	(1.6)
Gross decreases for tax positions related to expiration of statute of limitations	(8.4)	(7.7)	—
Unrecognized tax benefits, end of year	$67.5	$63.5	$72.5

As of December 31, 2019, 2018 and 2017, $82.8 million, $77.5 million and $90.2 million, respectively, of the amounts reflected above were recorded as Income tax liabilities—non-current in our consolidated balance sheets.

We recorded a net increase of gross unrecognized tax benefits of approximately $4.0 million during the year ended December 31, 2019. The net increase was primarily due to the increase in gross unrecognized tax benefits related to the Altera case, offset by the reversal of gross unrecognized tax benefits in connection with the lapse of statutes of limitations and the settlement of tax audits in foreign jurisdictions.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $11.6 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2019, 2018 and 2017 were $6.6 million, $5.7 million and $4.7 million, respectively.

15.     SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2019	2018	2017
Americas:
United States	$693.3	$577.2	$496.9
Other Americas (1)	224.0	185.7	145.4
Total Americas	917.3	762.9	642.3
Europe, Middle East and Africa (“EMEA”)	813.9	678.0	554.6
Asia Pacific (“APAC”)	425.0	360.3	298.0
Total revenue	$2,156.2	$1,801.2	$1,494.9

(1) In 2019, Canada and Latin America revenue were combined and presented as Other Americas. Prior periods have been reclassified to conform with current period presentation.

Property and Equipment—net	December 31, 2019	December 31, 2018
Americas:
United States	$197.4	$132.1
Canada	120.5	113.5
Latin America	5.5	0.4
Total Americas	323.4	246.0
EMEA	15.2	16.2
APAC	5.7	9.2
Total property and equipment—net	$344.3	$271.4

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in millions):

	Year Ended December 31, 2019
	Unrealized Gains (Losses) on Investments	Tax provision (benefit) related to unrealized gains or losses on investments	Total
Beginning balance	$(1.3)	$(0.5)	$(0.8)
Other comprehensive income before reclassifications	2.5	0.5	2.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	(0.1)
Net current-period other comprehensive income	2.5	0.6	1.9
Ending balance	$1.2	$0.1	$1.1

We adopted ASU 2018-02 on January 1, 2019, and elected to reclassify the income tax effects of the 2017 Tax Act to retained earnings at the beginning of the period. Other amounts reclassified from accumulated other comprehensive income (loss) for unrealized losses on investments and tax provision related to unrealized gains or losses on investments are recorded in other income (expense)—net and in provision for (benefit from) income taxes, respectively. We did not have any material changes to accumulated other comprehensive income (loss) during 2018.

17.     SUBSEQUENT EVENT

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, this party paid us a lump sum of $50.0 million for a seven-year mutual covenant-not-to-sue for patent claims. Pursuant to this agreement, at the end of this first seven-year period, either party may extend the agreement for an additional seven-year mutual covenant-not-to-sue in return for this competitor paying us an additional $50.0 million, for an aggregate payment of $100.0 million by the competitor to us. This agreement arose after expiration of previous agreements between the parties whereby the competitor had paid us additional sums for a limited term license to certain of our intellectual property and a limited term mutual covenant-not-to-sue.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In January 2019, we implemented certain internal controls over financial reporting in connection with our adoption of Topic 842. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in its method of accounting for revenue due to adoption of the new revenue standard in 2018.

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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 25, 2020

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.
Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2019, 2018 and 2017, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2019 (1)	2018 (1)	2017
	(in millions)
Sales Returns Reserve and Allowance for Doubtful Accounts:
Beginning balance	$0.9	$14.5	$11.2
Charged to costs and expenses, net of deductions	0.3	—	3.3
Reclassification due to adoption of Topic 606 (1)	—	(13.6)	—
Ending balance	$1.2	$0.9	$14.5

(1) Effective January 1, 2018, we reclassified our sales returns reserve in the amount of $13.6 million from accounts receivable to accrued liabilities, in connection with the adoption of Topic 606. The ending balances for the years ended December 31, 2019 and 2018 consist only of the allowance for doubtful accounts.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.1

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.2

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†*	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)

10.7†*	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)

10.8†	Fortinet, Inc. Bonus Plan	Current Report on Form 8-K (File No. 001-34511)	January 26, 2010	10.1

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in inline XBRL.

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.
** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 25, 2020
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 25, 2020
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 25, 2020
Michael Xie

/s/ Ming Hsieh	Director	February 25, 2020
Ming Hsieh

/s/ Jean Hu	Director	February 25, 2020
Jean Hu

/s/ Gary Locke	Director	February 25, 2020
Gary Locke

/s/ William H. Neukom	Director	February 25, 2020
William H. Neukom

/s/ Christopher B. Paisley	Director	February 25, 2020
Christopher B. Paisley

/s/ Judith Sim	Director	February 25, 2020
Judith Sim