Form 10-Q
period 2020-03-31
Fortinet, Inc.
filed 2020-05-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of May 1, 2020, there were 161,648,540 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$626.1	$1,222.5
Short-term investments	775.2	843.1
Accounts receivable—net	474.7	544.3
Inventory	105.0	117.9
Prepaid expenses and other current assets	54.3	41.2
Total current assets	2,035.3	2,769.0
LONG-TERM INVESTMENTS	172.0	144.3
PROPERTY AND EQUIPMENT—NET	374.2	344.3
DEFERRED CONTRACT COSTS	248.7	237.0
DEFERRED TAX ASSETS	226.5	232.6
GOODWILL	67.2	67.2
OTHER INTANGIBLE ASSETS—NET	27.1	31.1
OTHER ASSETS	55.2	60.0
TOTAL ASSETS	$3,206.2	$3,885.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87.8	$96.4
Accrued liabilities	121.4	101.8
Accrued payroll and compensation	103.6	101.8
Deferred revenue	1,230.2	1,173.6
Total current liabilities	1,543.0	1,473.6
DEFERRED REVENUE	996.6	962.3
INCOME TAX LIABILITIES	81.3	82.8
OTHER LIABILITIES	49.0	44.9
Total liabilities	2,669.9	2,563.6
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 162.6 and 171.7 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	0.2	0.2
Additional paid-in capital	1,128.4	1,180.3
Accumulated other comprehensive income (loss)	(3.1)	1.1
Retained earnings (accumulated deficit)	(589.2)	140.3
Total stockholders’ equity	536.3	1,321.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,206.2	$3,885.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUE:
Product	$192.3	$162.7
Service	384.6	309.9
Total revenue	576.9	472.6
COST OF REVENUE:
Product	76.3	70.2
Service	52.4	42.8
Total cost of revenue	128.7	113.0
GROSS PROFIT:
Product	116.0	92.5
Service	332.2	267.1
Total gross profit	448.2	359.6
OPERATING EXPENSES:
Research and development	80.3	68.6
Sales and marketing	260.0	215.9
General and administrative	28.8	24.5
Gain on intellectual property matter	(36.8)	—
Total operating expenses	332.3	309.0
OPERATING INCOME	115.9	50.6
INTEREST INCOME—NET	9.2	10.2
OTHER EXPENSE—NET	(8.0)	(0.5)
INCOME BEFORE INCOME TAXES	117.1	60.3
PROVISION FOR INCOME TAXES	13.1	1.5
NET INCOME	$104.0	$58.8
Net income per share (Note 8):
Basic	$0.61	$0.35
Diluted	$0.60	$0.34
Weighted-average shares outstanding:
Basic	170.6	170.2
Diluted	174.2	174.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$104.0	$58.8
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(5.2)	1.0
Less: tax provision (benefit) related to change in unrealized gains (losses) on investments	(1.0)	0.3
Other comprehensive income (loss)	(4.2)	0.7
Comprehensive income	$99.8	$59.5

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$140.3	$1,321.9
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.9	—	(30.3)	—	—	(30.3)
Repurchase and retirement of common stock	(10.0)	—	(66.4)	—	(833.5)	(899.9)
Stock-based compensation expense	—	—	44.8	—	—	44.8
Net unrealized gain (loss) on investments - net of tax	—	—	—	(4.2)	—	(4.2)
Net income	—	—	—	—	104.0	104.0
BALANCE—March 31, 2020	162.6	$0.2	$1,128.4	$(3.1)	$(589.2)	$536.3

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.7	—	1.6	—	—	1.6
Repurchase and retirement of common stock	(0.8)	—	(4.8)	—	(51.4)	(56.2)
Stock-based compensation expense	—	—	43.0	—	—	43.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain (loss) on investments - net of tax	—	—	—	0.7	—	0.7
Net income	—	—	—	—	58.8	58.8
BALANCE—March 31, 2019	170.7	$0.2	$1,108.1	$(0.2)	$(50.0)	$1,058.1

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104.0	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44.8	43.0
Amortization of deferred contract costs	31.3	25.1
Depreciation and amortization	17.6	15.7
Amortization of investment premiums (discounts)	(0.6)	(1.1)
Other	4.3	0.3
Changes in operating assets and liabilities:
Accounts receivable—net	69.6	63.6
Inventory	6.7	(2.6)
Prepaid expenses and other current assets	(12.9)	(5.9)
Deferred contract costs	(43.0)	(32.9)
Deferred tax assets	7.1	(8.0)
Other assets	0.9	0.1
Accounts payable	(9.0)	(18.0)
Accrued liabilities	1.8	3.2
Accrued payroll and compensation	1.8	(18.1)
Other liabilities	4.1	(0.9)
Deferred revenue	90.9	79.0
Net cash provided by operating activities	319.4	201.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(368.3)	(264.5)
Sales of investments	126.8	8.1
Maturities of investments	277.2	227.6
Purchases of property and equipment	(27.6)	(10.2)
Payments made in connection with business combination, net of cash acquired	(3.1)	—
Other	(0.4)	—
Net cash provided by (used in) investing activities	4.6	(39.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(889.9)	(60.4)
Proceeds from issuance of common stock	7.4	34.6
Taxes paid related to net share settlement of equity awards	(37.8)	(32.0)
Other	(0.1)	—
Net cash used in financing activities	(920.4)	(57.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(596.4)	104.5
CASH AND CASH EQUIVALENTS—Beginning of period	1,222.5	1,112.4
CASH AND CASH EQUIVALENTS—End of period	$626.1	$1,216.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$2.4	$3.5
Cash paid to settle liability incurred for repurchase of common stock	$—	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$6.3	$4.3
Liability for purchase of property and equipment and asset retirement obligations	$25.9	$7.6
Liability incurred for repurchase of common stock	$10.0	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements for the year ended December 31, 2019. For 2020, the amounts previously reported as Income taxes payable are included in Accrued liabilities. Prior periods have been reclassified to conform with current period presentation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2020.

Recently Adopted Accounting Standards

Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which provides guidance on how an entity should measure credit losses on financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The new approach to estimating credit losses (referred to as the current expected credit losses model) generally accelerates recognition of credit losses. We adopted Topic 326 on January 1, 2020 using the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. We adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements in ASC 820, Fair Value Measurement, as part of its disclosure framework project. We adopted ASU 2018-13 on January 1, 2020. The adoption of this standard did not have a material impact on our disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards Not Yet Effective

Income Taxes

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us beginning on January 1, 2021. Early adoption of the amendments is permitted. We are currently evaluating the impact of ASU 2019-12 on our condensed consolidated financial statements.

2.     REVENUE RECOGNITION

Our revenue consists of product and service revenue. Product revenue is generated by sales of our FortiGate products and other hardware and software solutions. Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Product	$192.3	$162.7
Service:
Security subscription	211.4	169.6
Technical support and other	173.2	140.3
Total service revenue	384.6	309.9
Total revenue	$576.9	$472.6

Deferred Revenue

During the three months ended March 31, 2020 and March 31, 2019, we recognized $348.9 million and $288.6 million in service revenue that was included in the deferred revenue balance as of December 31, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.23 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.23 billion as revenue over the next 12 months and the remainder thereafter.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. On January 1, 2020, we adopted Topic 326, which provides guidance on how to measure credit losses on financial instruments, including accounts receivable. Prior to our adoption of Topic 326, our accounts receivable balance was reduced by an allowance for doubtful accounts that we determined based on our assessment of the collectability of customer accounts. Under Topic 326, our accounts receivable balance is reduced by an allowance for credit losses. We measure expected credit losses of accounts receivable on a collective (pool) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis.

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers, including obtaining recent credit reports and reviewing their latest available statements of financial position. After performing our additional reviews, we determined that, while there may be delays in our collections, the risk of credit loss on our trade accounts receivable as of March 31, 2020 was expected to be consistent with prior periods and that our methodology for estimating credit losses was appropriate.

The allowance for credit losses was $1.1 million as of March 31, 2020, and the allowance for doubtful accounts was $1.2 million as of December 31, 2019. Provisions, write-offs and recoveries were not material during the three months ended March 31, 2020.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended March 31, 2020 and March 31, 2019 were $31.3 million and $25.1 million, respectively.

3.	FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$616.3	$0.3	$(4.2)	$612.4
Commercial paper	150.6	0.1	(0.1)	150.6
U.S. government securities	96.6	0.5	—	97.1
Certificates of deposit and term deposits (1)	87.7	0.1	(0.7)	87.1
Total available-for-sale securities	$951.2	$1.0	$(5.0)	$947.2

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$576.1	$1.0	$(0.1)	$577.0
Commercial paper	148.7	0.1	—	148.8
U.S. government securities	195.0	0.2	—	195.2
Certificates of deposit and term deposits (1)	66.4	—	—	66.4
Total available-for-sale securities	$986.2	$1.3	$(0.1)	$987.4

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$475.2	$(4.2)	$7.1	$—	$482.3	$(4.2)
Commercial paper	45.5	(0.1)	—	—	45.5	(0.1)
Certificates of deposit and term deposits	49.1	(0.7)	—	—	49.1	(0.7)
Total available-for-sale securities	$569.8	$(5.0)	$7.1	$—	$576.9	$(5.0)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117.3	$(0.1)	$16.1	$—	$133.4	$(0.1)
Commercial paper	26.0	—	—	—	26.0	—
U.S. government securities	47.1	—	—	—	47.1	—
Certificates of deposit and term deposits	13.0	—	—	—	13.0	—
Total available-for-sale securities	$203.4	$(0.1)	$16.1	$—	$219.5	$(0.1)

The contractual maturities of our investments were as follows (in millions):

	March 31, 2020	December 31, 2019
Due within one year	$775.2	$843.1
Due within one to three years	172.0	144.3
Total	$947.2	$987.4

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest of $4.7 million as of March 31, 2020 is excluded from both the fair value and the amortized cost of our available-for-sale securities and is recorded in Prepaid expenses and other current assets in our condensed consolidated balance sheet. We have elected to not record an allowance for credit losses for accrued interest for available-for-sale securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

Prior to 2020, we followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our available-for-sale securities as of March 31, 2020 and as of December 31, 2019 were caused by fluctuations in market value and interest rates as a result of the economic environment. We concluded that an allowance for credit losses was unnecessary as of March 31, 2020 and that the impairments as of December 31, 2019 were not other than temporary because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

Realized losses on available-for-sale securities were insignificant in the periods presented and are included in Other expense—net in our consolidated statements of income. We use the specific identification method to determine the cost basis of investments sold.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We measure the fair value of money market funds and certain U.S. government securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or model-driven valuations using significant inputs derived from or corroborated by observable market data.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020				December 31, 2019
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$613.4	$—	$613.4	$—	$577.0	$—	$577.0	$—
Commercial paper	164.6	—	164.6	—	165.8	—	165.8	—
Certificates of deposit and term deposits	87.1	—	87.1	—	66.4	—	66.4	—
U.S. government securities	97.1	97.1	—	—	195.2	195.2	—	—
Money market funds	163.7	163.7	—	—	15.0	15.0	—	—
Total	$1,125.9	$260.8	$865.1	$—	$1,019.4	$210.2	$809.2	$—

Reported as:
Cash equivalents	$178.7				$32.0
Short-term investments	775.2				843.1
Long-term investments	172.0				144.3
Total	$1,125.9				$1,019.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020 and year ended December 31, 2019.

4.     INVENTORY

Inventory consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Raw materials	$12.5	$9.7
Finished goods	92.5	108.2
Inventory	$105.0	$117.9

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Land	$93.3	$93.3
Building and building improvements	148.0	147.4
Computer equipment and software	121.7	116.7
Leasehold improvements	26.8	25.5
Evaluation units	22.4	19.9
Furniture and fixtures	18.2	17.3
Construction-in-progress	90.7	61.2
Total property and equipment	521.1	481.3
Less: accumulated depreciation	(146.9)	(137.0)
Property and equipment—net	$374.2	$344.3

Depreciation expense was $13.6 million and $12.7 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $1.0 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as Other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. During the three months ended March 31, 2020, we determined that one investment was impaired. As a result, we recognized and included a non-cash impairment charge of $4.3 million in Other expense—net in our condensed consolidated statements of income. As of March 31, 2020, no other events have occurred that would affect the carrying value of these investments.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of March 31, 2020 and December 31, 2019, we had goodwill of $67.2 million. There were no impairments to goodwill during the three months ended March 31, 2020 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net as of March 31, 2020 and December 31, 2019 (in millions, except years):

	March 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$48.8	$25.8	$23.0
Customer relationships	4.1	21.6	17.5	4.1
Total other intangible assets—net		$70.4	$43.3	$27.1

	December 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$50.2	$24.6	$25.6
Customer relationships	4.1	21.6	16.1	5.5
Total other intangible assets—net		$71.8	$40.7	$31.1

Amortization expense was $4.0 million and $3.0 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2020 (the remainder of 2020)	$8.7
2021	8.3
2022	6.4
2023	3.7
Total	$27.1

8.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”) and stock options. Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net income	$104.0	$58.8

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	170.6	170.2
Diluted shares:
Weighted-average common stock outstanding-basic	170.6	170.2
Effect of potentially dilutive securities:
RSUs	2.4	3.3
Stock options	1.2	1.3
Weighted-average shares used to compute diluted net income per share	174.2	174.8
Net income per share:
Basic	$0.61	$0.35
Diluted	$0.60	$0.34

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
RSUs	0.6	0.7
Stock options	0.3	0.3
Total	0.9	1.0

9.     LEASES

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

During the year ended December 31, 2019, we entered into a finance lease with $3.6 million lease liabilities arising from obtaining right-of-use assets with a lease term of approximately two years. Our remaining finance leases were not material to our condensed consolidated financial statements. The related assumptions and further disclosures for finance leases are not material.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$4.3	$3.6
Variable lease expense (1)	0.6	0.6
Short-term lease expense	0.9	0.7
Total lease expense	$5.8	$4.9

(1) Variable lease expense for the three months ended March 31, 2020 and March 31, 2019 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	March 31, 2020	December 31, 2019
Operating lease ROU assets - non-current	Other assets	$42.7	$44.3

Operating lease liabilities - current	Accrued liabilities	$14.8	$15.5
Operating lease liabilities - non-current	Other liabilities	28.3	30.6
Total operating lease liabilities		$43.1	$46.1

Weighted average remaining lease term in years - operating leases		3.6	3.7
Weighted average discount rate - operating leases		2.8%	2.8%

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4.6	$4.6

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$2.4	$3.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in millions):

Year ending December 31,	Amount
2020 (the remainder of 2020)	$11.9
2021	13.6
2022	8.7
2023	5.4
2024	3.9
Thereafter	1.8
Total lease payments	45.3
Less imputed interest	(2.2)
Total	$43.1

As of March 31, 2020, we had additional minimum lease payments of $5.1 million relating to operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2020 and will have lease terms of approximately five to seven years.

10.     MUTUAL COVENANT-NOT-TO-SUE AND RELEASE AGREEMENT

In January 2020, we entered into an agreement with a competitor in the network security industry whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a seven-year mutual covenant-not-to-sue for patent claims. Pursuant to this agreement, at the end of this first seven-year period, either party may extend the agreement for an additional seven-year mutual covenant-not-to-sue in return for this competitor paying us an additional $50.0 million. This agreement arose after expiration of previous agreements between the parties whereby the competitor had paid us sums for a limited term license to certain of our intellectual property (“IP”) and a limited term mutual covenant-not-to-sue.

We concluded that the agreement was a 14-year contract with a total transaction price of $100.0 million, and that it contained two material distinct performance obligations: (1) the right to use our existing patents, and (2) the right to use any patents that we develop over the term of the contract. We allocated $36.0 million to the functional patents, which was recognized upon commencement of the contract; the remaining $64.0 million, representing the right to utilize future patents, will be recognized over the contract term. We further concluded that our existing patents represent functional IP that should be recognized upon granting our competitor access. We also concluded that the right to receive additional functional IP that we will develop in the future represents a stand ready obligation. Therefore, the transaction price allocated to this obligation is recognized ratably over the 14-year contract term. We estimated the stand-alone selling price of each distinct performance obligation and allocated the $100.0 million transaction price.

During the three months ended March 31, 2020, we recorded $36.8 million in Gain on IP matter in our condensed consolidated statement of income, consisting of the $36.0 million allocated to the functional patents and $0.8 million of amortization of the deferred component. We recorded $13.2 million in Accrued liabilities and Other liabilities in our condensed consolidated balance sheet as of March 31, 2020.

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2020 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Inventory purchase commitments	$247.2	$247.2	$—	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers, which may not be cancelable. As of March 31, 2020, we had $247.2 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2020, we had $10.9 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.

Indemnification and Other Matters—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain IP rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of IP infringement, that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. To date, although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, there have been no material awards under such indemnification provisions.

Periodically, we, like other security companies and companies in other industries, may experience cybersecurity threats, malicious activity directed against our information technology infrastructure and unauthorized attempts to gain access to our and our customers’ sensitive information and systems.

12.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. We also previously had an Employee Stock Purchase Plan (“ESPP”) for eligible employees, which was terminated in February 2019. As of March 31, 2020, there was a total of 12.1 million shares of common stock available for grant under the Amended Plan.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2019	6.1	$64.56
Granted	1.3	114.33
Forfeited	(0.1)	68.19
Vested	(1.0)	58.17
Balance—March 31, 2020	6.3	$75.96

As of March 31, 2020, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $440.8 million. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirements. Total payment of the employees’ tax obligations to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Shares withheld for taxes	0.3	0.4
Amount withheld for taxes	$37.8	$32.0

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2020	March 31, 2019
Expected term in years	4.4	4.4
Volatility	33.5%	34.2%
Risk-free interest rate	1.3%	2.5%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2.7	$50.37
Granted	0.5	114.48
Forfeited	—	59.28
Exercised	(0.2)	40.02
Balance—March 31, 2020	3.0	$62.41
Options vested and expected to vest—March 31, 2020	3.0	$62.41	4.8	$123.8
Options exercisable—March 31, 2020	1.5	$39.50	3.5	$90.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2020 for all in-the-money stock options. As of March 31, 2020, total compensation expense related to unvested stock options granted to employees but not yet recognized was $38.6 million. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.1 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-average fair value per share granted	$33.82	$27.12
Intrinsic value of options exercised	$13.1	$27.2
Fair value of options vested	$6.0	$4.2

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cost of product revenue	$0.4	$0.4
Cost of service revenue	3.0	2.8
Research and development	10.9	9.4
Sales and marketing	25.7	25.4
General and administrative	5.3	5.0
Total stock-based compensation expense	$45.3	$43.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
RSUs	$42.2	$39.2
Stock options	3.1	2.5
ESPP	—	1.3
Total stock-based compensation expense	$45.3	$43.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Income tax benefit associated with stock-based compensation	$10.0	$10.0

Share Repurchase Program

Under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors has authorized the repurchase of up to $2.5 billion of our outstanding common stock through February 28, 2021. Share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended March 31, 2020, we repurchased 10.0 million shares of common stock under the Repurchase Program in open market transactions at an average price of $90.36 per share and for an aggregate purchase price of $899.9 million. As of March 31, 2020, $692.9 million remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Our effective tax rate was 11% for the three months ended March 31, 2020, compared to an effective tax rate of 2% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended March 31, 2020 and March 31, 2019 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes that were $28.3 million and $17.5 million, respectively, which were offset by excess tax benefits from stock-based compensation expense of $15.2 million and $16.0 million, respectively. U.S. federal and state taxes were lowered by a tax benefit of $4.8 million from the foreign-derived intangible income deduction for the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, unrecognized tax benefits were $65.6 million and $67.5 million, respectively. If recognized, $60.4 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2020 and December 31, 2019, accrued interest and penalties were $14.5 million and $14.1 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $10.4 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”) and ruled in favor of the Commissioner, validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits or obligations, we incurred an unrecognized tax benefit of $8.5 million as of March 31, 2020 related to the Ninth Circuit’s Altera decision regarding stock-based compensation in cost sharing arrangements. We continue to monitor developments in this case and any impact it could have on our tax provision.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The Company does not expect there to be a material tax impact on its consolidated financial statements at this time and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2020 and March 31, 2019 were $2.2 million and $1.7 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2020	March 31, 2019
Americas:
United States	$181.6	$150.3
Other Americas	60.6	50.2
Total Americas	242.2	200.5
Europe, Middle East and Africa (“EMEA”)	220.7	177.2
Asia Pacific (“APAC”)	114.0	94.9
Total revenue	$576.9	$472.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—net	March 31, 2020	December 31, 2019
Americas:
United States	$227.4	$197.4
Canada	120.2	120.5
Latin America	6.1	5.5
Total Americas	353.7	323.4
EMEA	14.5	15.2
APAC	6.0	5.7
Total property and equipment—net	$374.2	$344.3

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2020	March 31, 2019
Exclusive Networks Group	31%	30%
Ingram Micro	10%	11%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2020	December 31, 2019
Exclusive Networks Group	34%	36%
Ingram Micro	*	10%

* Represents less than 10%

16.     SUBSEQUENT EVENT

Share repurchase

Subsequent to March 31, 2020 through the filing of this Quarterly Report on Form 10-Q, we repurchased 1.5 million shares of our common stock under the Repurchase Program, for an aggregate purchase price of $146.1 million.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•	the duration and impact of the COVID-19 pandemic;

•	continued growth and market share gains;

•	variability in sales in certain product categories from year to year and between quarters;

•	expected impact of sales of certain products and services;

•
the impact of macro-economic, geopolitical factors and other disruption on our manufacturing or sales, including the impact of the COVID-19 pandemic and other public health issues and natural disasters;

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

The focus areas of our business consist of:

•
Security-Driven Networking—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer inspection, software-defined wide-area network (“SD-WAN”), intrusion prevention, data leak prevention, virtual private network (“VPN”) , switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Unit (“SPU”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•
Infrastructure Security—The Fortinet Security Fabric platform is a broad, automated and integrated security platform that extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Secure Access (Wi-Fi and switch) and teleworker and remote security solutions such as FortiAuthenticator, FortiClient and FortiToken.

•
Dynamic Cloud Security—We help customers connect securely to and across their hybrid, public and private cloud environments by offering security through our virtual firewall and other software products. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in and across cloud environments that they receive on their physical networks, delivering security that follows their applications and data. Fortinet cloud security offerings are available across all major cloud providers, including

Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Our Cloud Security portfolio also includes securing applications, including email and web.

•
Endpoint Protection, Internet of Things (“IoT”) and Operational Technology (“OT”) Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of IoT and the digitization of OT devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

•
AI-Driven Security Operations—We develop and provide AI-driven security operations solutions, including FortiGuard security services, that can be applied across the entire Fortinet Security Fabric platform. These solutions help customers better secure their environments by delivering deeper intelligence and insights and by narrowing the gaps in security skills and resources that are present in many organizations.

In addition to our security solutions, our customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates, FortiCare technical support services and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

Financial Highlights

•
Total revenue was $576.9 million during the three months ended March 31, 2020, an increase of 22% compared to $472.6 million in the same period last year. Product revenue was $192.3 million during the three months ended March 31, 2020, an increase of 18% compared to $162.7 million in the same period last year. Service revenue was $384.6 million during the three months ended March 31, 2020, an increase of 24% compared to $309.9 million in the same period last year.

•
We generated operating income of $115.9 million, which included a gain on an intellectual property (“IP”) matter of $36.8 million, during the three months ended March 31, 2020, an increase of 129% compared to $50.6 million in the same period last year.

•	Cash, cash equivalents and investments were $1.57 billion as of March 31, 2020, a decrease of $636.6 million, or 29%, from December 31, 2019.

•
During the three months ended March 31, 2020, we repurchased 10.0 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $899.9 million.

•	Deferred revenue was $2.23 billion as of March 31, 2020, an increase of $90.9 million, or 4%, from December 31, 2019.

•
We generated cash flows from operating activities of $319.4 million, which includes $50 million proceeds from an IP matter, during the three months ended March 31, 2020, an increase of $118.1 million, or 59%, compared to the same period last year.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) comprised 42%, 38% and 20% of the total revenue, respectively, in the three months ended March 31, 2020 and 2019. Product revenue grew 18% during the three months ended March 31, 2020 compared to the same period last year. We experienced revenue growth across several of our hardware and software products, including SD-WAN and teleworker and remote security solutions. Service revenue growth of 24% during the three months ended March 31, 2020 compared to the same period last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 25% compared to the same period last year. During the three months ended March 31, 2020, FortiCare technical support and other service revenue grew 23% compared to the same period last year.

During the three months ended March 31, 2020, we recognized a $36.8 million gain on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gain on the IP matter, operating expenses as a percentage of revenue decreased by one percentage point compared to the same period last year. Headcount increased to 7,448 employees and contractors as of March 31, 2020, a 5% growth compared to 7,082 as of December 31, 2019 and a 24% growth compared to 6,015 as of March 31, 2019.

COVID-19 Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have taken a number of actions to protect our employees, including restricting travel and directing most of our employees to work from home. We have implemented our readiness plans, which include steps to maintain critical internet infrastructure with most employees working remotely. We have not conducted any employee layoffs related to the COVID-19 pandemic, and we do not anticipate any related layoffs for the foreseeable future. We have also increased our employee charitable contributions matching program for COVID-19 related donations and will match up to $2.0 million of employee charitable contributions. In order to help address the needs of organizations securing highly distributed and remote workforces, we have opened our online, self-paced catalogue of advanced Network Security Expert training courses for free to the public. Costs incurred to date relating to COVID-19 impact mitigation efforts have not been material.

While we believe the pandemic has had certain impacts on our business, we do not believe there has been a material impact from the effects of the pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three months ended March 31, 2020. While our linearity during the first quarter of 2020 was consistent with prior quarters, we saw an elevated level of buying during the middle two weeks of March. Our average service contract term remained consistent with the same period of 2019. Average customer payment terms increased by less than 15%. With respect to our supply chain, our product backlog was in line with historical averages and our suppliers delivered over 90% of their commitments to us. Our channel inventory levels were consistent with prior quarters.

Through the filing of this Quarterly Report on Form 10-Q, there have been no material changes to the trends described above. Going forward, however, the situation is uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods, including our results for the three months ending June 30, 2020, our annual results for 2020, and beyond. To highlight the uncertainty remaining for the three months ending June 30, 2020, it should be noted that, due to customer buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. If we experience significant changes in our billings growth rates, it will impact current quarter product revenue and future quarters of our FortiGuard and FortiCare service revenues, as we sell annual and multi-year service contracts that are recognized ratably over the service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The duration and severity of the economic downturn from the pandemic may negatively impact our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources in a material way. As a result, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see Part II, Item 1A of this Quarterly Report on Form 10-Q.

Business Model

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products through major cloud providers, and have recognized on-demand revenue from Amazon Web Services, Microsoft Azure, IBM Cloud, Google Cloud and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud and Alibaba Cloud. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is typically payable within 30 to 60 days. We also invoice certain services on a monthly basis.

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

	Three Months Ended Or As Of
	March 31, 2020	March 31, 2019
	(in millions)
Revenue	$576.9	$472.6
Deferred revenue	$2,226.8	$1,765.8
Billings (non-GAAP)	$667.8	$551.6
Net cash provided by operating activities	$319.4	$201.3
Free cash flow (non-GAAP)	$241.8	$191.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.23 billion as of March 31, 2020, an increase of $90.9 million, or 4%, from December 31, 2019.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $667.8 million for the three months ended March 31, 2020, an increase of 21% compared to $551.6 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Billings:
Revenue	$576.9	$472.6
Add: Change in deferred revenue	90.9	79.0
Total billings (non-GAAP)	$667.8	$551.6

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items, such as proceeds from IP matter. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures and net of proceeds from IP matter, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes proceeds from IP matter, cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our proceeds from IP matter, our capital expenditures and other investing and financing activities on the face of the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$319.4	$201.3
Less: Purchases of property and equipment	(27.6)	(10.2)
Less: Proceeds from IP matter	(50.0)	—
Free cash flow (non-GAAP)	$241.8	$191.1
Net cash provided by (used in) investing activities	$4.6	$(39.0)
Net cash used in financing activities	$(920.4)	$(57.8)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2020, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Revenue

	Three Months Ended
	March 31, 2020		March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$192.3	33%	$162.7	34%	$29.6	18%
Service	384.6	67	309.9	66	74.7	24
Total revenue	$576.9	100%	$472.6	100%	$104.3	22%
Revenue by geography:
Americas	$242.2	42%	$200.5	42%	$41.7	21%
Europe, Middle East and Africa (“EMEA”)	220.7	38	177.2	38	43.5	25
Asia Pacific (“APAC”)	114.0	20	94.9	20	19.1	20
Total revenue	$576.9	100%	$472.6	100%	$104.3	22%

Total revenue increased by $104.3 million, or 22%, during the three months ended March 31, 2020 compared to the same period last year. We continued to experience diversification of revenue globally and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of our revenue growth on a percentage basis and on an absolute dollar basis.

Product revenue increased by $29.6 million, or 18%, during the three months ended March 31, 2020 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in product revenue from our FortiGate solutions, including SD-WAN, growth in sales of our Infrastructure Security solutions and teleworker and remote security solutions.

Service revenue increased by $74.7 million, or 24%, during the three months ended March 31, 2020 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $41.8 million, or 25%, and by $32.9 million, or 23%, respectively, during the three months ended March 31, 2020 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings. Of the service revenue recognized during the three months ended March 31, 2020, 91% was included in the deferred revenue balance as of December 31, 2019.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$76.3	$70.2	$6.1	9%
Service	52.4	42.8	9.6	22
Total cost of revenue	$128.7	$113.0	$15.7	14%
Gross margin (%):
Product	60.3%	56.9%
Service	86.4	86.2
Total gross margin	77.7%	76.1%

Total gross margin increased by 1.6 percentage points during the three months ended March 31, 2020 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 3.4 percentage points during the three months ended March 31, 2020 compared to the same period last year. Product gross margin benefited from increased software sales and lower indirect costs of hardware as a percentage of product revenue. Cost of product revenue was comprised primarily of third party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 0.2 percentage points during the three months ended March 31, 2020 compared to the same period last year, as our service revenue growth outpaced our growth in related personnel costs. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2020		March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$80.3	14%	$68.6	14%	$11.7	17%
Sales and marketing	260.0	45	215.9	46	44.1	20
General and administrative	28.8	5	24.5	5	4.3	18
Gain on IP matter	(36.8)	(6)	—	—	(36.8)	*
Total operating expenses	$332.3	58%	$309.0	65%	$23.3	8%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $11.7 million, or 17%, during the three months ended March 31, 2020 compared to the same period last year, primarily due to an increase of $11.6 million in personnel-related costs as a result of increased headcount to support the development of new products, continued enhancements to our existing products and patent creation. We currently intend to continue to invest in our research and development organization, and expect research and development expense to remain at or increase in absolute dollars during the remainder of 2020.

Sales and marketing

Sales and marketing expense increased by $44.1 million, or 20%, during the three months ended March 31, 2020 compared to the same period last year, primarily due to an increase of $37.9 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market share gains. This increase was offset by savings related to decreased travel in the first quarter of 2020 as a response to the COVID-19 pandemic. We currently intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to remain at or increase in absolute dollars during the remainder of 2020.

General and administrative

General and administrative expense increased by $4.3 million, or 18%, during the three months ended March 31, 2020 compared to the same period last year, primarily due to an increase in personnel-related costs of $2.4 million and an increase in professional services costs of $1.2 million. We currently expect general and administrative expense to remain at or increase in absolute dollars during the remainder of 2020.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a seven-year mutual covenant-not-to-sue for patent claims. Pursuant to this agreement, at the end of this first seven-year period, either party may extend the agreement for an additional seven-year mutual covenant-not-to-sue in return for this competitor paying us an additional $50.0 million. We determined the agreement to be a 14-year contract with a total transaction price of $100.0 million. During the three months ended March 31, 2020, we recorded $36.0 million upfront and an additional $0.8 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 10 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $115.9 million during the three months ended March 31, 2020, an increase of $65.3 million, or 129%, compared to $50.6 million in the same period last year. Operating income as a percentage of revenue increased to 20% during the three months ended March 31, 2020 compared to 11% in the same period last year. The increase in operating margin is primarily due to the $36.8 million gain on IP matter, combined with the improvement in gross margin of 1.6 percentage points.

Interest income—net and other expense—net

	Three Months Ended
	March 31, 2020	March 31, 2019	Change	% Change
	(in millions, except percentages)
Interest income—net	$9.2	$10.2	$(1.0)	(10)%
Other expense—net	$(8.0)	$(0.5)	$(7.5)	1,500%

Interest income—net decreased during the three months ended March 31, 2020 compared to the same period last year, primarily due to lower interest rates and, to a lesser extent, lower invested balances of cash, cash equivalents and investments. The lower cash, cash equivalents and investments were mainly due to our $889.9 million payment for repurchase and retirement of common stock under the Repurchase Program in the three months ended March 31, 2020. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net during the three months ended March 31, 2020 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company during the first quarter of 2020. In addition, foreign currency exchange losses increased by $3.1 million compared to the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2020	March 31, 2019
	(in millions, except percentages)
Provision for income taxes	$13.1	$1.5	$11.6	773%
Effective tax rate (%)	11%	2%

Our effective tax rate was 11% for the three months ended March 31, 2020 compared to an effective tax rate of 2% for the same period last year. The provision for income taxes for the three months ended March 31, 2020 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $28.3 million, which included a tax benefit of $4.8 million from the foreign-derived intangible income deduction. This tax provision for income taxes was further offset by excess tax benefits from stock-based compensation expense of $15.2 million. The provision for income taxes for the three months ended March 31, 2019 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $17.5 million, which were offset by excess tax benefits from stock-based compensation expense of $16.0 million.

Liquidity and Capital Resources

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$626.1	$1,222.5
Investments	947.2	987.4
Total cash, cash equivalents and investments	$1,573.3	$2,209.9
Working capital	$492.3	$1,295.4

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Net cash provided by operating activities	$319.4	$201.3
Net cash provided by (used in) investing activities	4.6	(39.0)
Net cash used in financing activities	(920.4)	(57.8)
Net increase in cash and cash equivalents	$(596.4)	$104.5

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds associated with stock option exercises, issuances of common stock under our the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions. During the three months ended March 31, 2020, we repurchased $899.9 million in shares of our common stock under the Repurchase Program. In February 2020, we received a cash payment of $50.0 million pursuant to a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry.

In recent years, we have received significant capital resources from our billings to customers and, to some extent, from exercise of stock options. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, macroeconomic events such as the COVID-19 pandemic and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted and also to vary based on our share price. As of March 31, 2020, $692.9 million remained available for future share repurchases under the Repurchase Program.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue in 2020 and until project completion. We estimate 2020 spending on the headquarters campus project to be between $110.0 million and $120.0 million dollars. The COVID-19 pandemic has resulted in a delay to the project schedule. We now estimate construction to be completed in early 2021.

As of March 31, 2020, our cash, cash equivalents and investments of $1.57 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $116.8 million as of March 31, 2020 and $109.3 million as of December 31, 2019.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, our investments in purchasing or leasing real estate and macroeconomic impacts such as the COVID-19 pandemic. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, accounts receivable, inventory and prepaid expenses and other current assets.

Our operating activities during the three months ended March 31, 2020 provided $319.4 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, and proceeds from the mutual covenant-not-to-sue and release agreement. Our total deferred revenue balance grew $90.9 million, or 4%, during the three months ended March 31, 2020.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus ownership decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our engineers and other employees. In certain cases, we have elected to own a facility if we believed that ownership rather than leasing is more in line with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the three months ended March 31, 2020, cash provided by investing activities was $4.6 million, primarily driven by $35.7 million in cash proceeds from maturities and sales of investments, net of purchases of investments, and partially offset by $27.6 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the three months ended March 31, 2020, cash used in financing activities was $920.4 million, primarily driven by $889.9 million used to repurchase shares of our common stock and $30.4 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2020 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline substantially, and investors may lose some or all of their investment.

Risks Related to Our Business

Our operating results are likely to vary significantly and be unpredictable.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•	our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers;

•	the level of demand for our products and services, which may render forecasts inaccurate;

•	the timing of channel partner and end-customer orders, and our reliance on a concentration of shipments at the end of each quarter;

•	the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to the COVID-19 pandemic;

•
the timing of shipments, which may depend on factors such as inventory levels, logistics, manufacturing or shipping delays, our ability to ship new products on schedule and our ability to accurately forecast inventory requirements;

•	inventory management;

•
component and product inventory shortages, including those caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•	the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•	the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product refresh cycles;

•
any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

•
execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on network security and software defined wide area network (“SD-WAN”), infrastructure security, cloud security and endpoint protection, IoT and OT security opportunities;

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

The outbreak and spread of the COVID-19 pandemic could adversely affect our business in a material way.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and cannot be predicted. An extended period of global supply chain disruption, demand reduction and economic slowdown could materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. Moreover, the COVID-19 pandemic has created a reduction in certain business activity and demand for certain solutions, which may negatively affect the rate and amount of our billings, also possibly in a materially negative way. The COVID-19 pandemic will adversely affect certain of our customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted due to product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. In addition, the COVID-19 pandemic has caused an increase in our expenses, including increased shipping costs, increased cancellation charges and reduced attendance fees due to the cancellation of a number of our 2020 Accelerate sales conferences, and it may result in increased component and product manufacturing costs. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic will negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the COVID-19 pandemic on the foregoing issues, could have adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings, revenue, operating margin and free cash flow growth may slow or may not continue.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected and, if our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines and may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, do not appropriately manage our cost structure and free cash flow or encounter unanticipated liabilities. Any failure by us to maintain profitability, maintain our margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 34% of our total net accounts receivable as of March 31, 2020.

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

Exclusive accounted for 34% of our total net accounts receivable as of March 31, 2020. During the three months ended March 31, 2020, Exclusive and Ingram Micro, Inc. (“Ingram Micro”) accounted for 31% and 10% of our total revenue, respectively. Exclusive and Ingram Micro accounted for 34% and 10% of our total net accounts receivable as of March 31, 2019, respectively. During the three months ended March 31, 2019, Exclusive and Ingram Micro accounted for 30% and 11% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private entity and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk as a private equity-backed company, which may harm our ability to collect on our accounts receivable.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts and accounts receivable collection, including longer collection periods;

•	longer sales processes for larger deals, particularly during the summer months or as a result of the COVID-19 pandemic and related travel and gathering restrictions;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty of protection for IP rights in some countries;

•	costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•
any disruption in manufacturing or shipping or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

The ongoing effects of the COVID-19 pandemic may enhance the severity and unpredictability of a number of the foregoing risks.

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

In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers, which may exacerbate the risks described above.

Managing inventory of our products and product components is complex. Insufficient inventory or components may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. If we cannot manufacture and ship our products due to, for example, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations.

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

Our future performance depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of members of senior management, particularly Ken Xie, our Co-Founder, Chief Executive Officer and Chairman, or Michael Xie, our Co-Founder, President and Chief Technology Officer, or of any of our senior sales leaders or functional area leaders, could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services or the distraction of our senior management for any reason, including the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.

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

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. The COVID-19 pandemic may also decelerate our hiring and make it more challenge to entice qualified personnel to leave their current positions to join us. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, especially in light of the COVID-19 pandemic, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth would be harmed.

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

In addition, due to the COVID-19 pandemic, a substantial majority of our employees are temporarily working remotely, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. The risks described above could therefore be exacerbated by the COVID-19 pandemic.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. Our billings and revenue for any quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price, if expected orders at the end of any quarter are delayed for any reason or our ability to fulfill orders at the end of any quarter is hindered for any reason, including, among others:

•	the failure of anticipated purchase orders to materialize;

•	our logistics partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter;

•	disruption in manufacturing or shipping based on natural disasters or widespread public health problems including pandemics and epidemics such as the COVID-19 pandemic;

•	our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand;

•	our inability to release new products on schedule;

•	any failure of our systems related to order review and processing; and

•	any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports, airline strikes, severe weather or otherwise.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly for the large businesses, service provider and government organization market. We have historically had relatively low spending on marketing activities. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, or if we experience turnover and disruption in our sales and marketing teams, we will not be able to achieve sustained growth, and our business, financial condition and results of operations will be adversely affected. We are also limited in our marketing efforts as a result of the COVID-19 pandemic, as mitigation and containment measures adopted by government authorities to contain the spread of COVID-19, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers and negatively affect our sales and marketing efforts.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control such as natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic, and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, critical infrastructure attacks and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

•	a potential inability to obtain an adequate supply of required parts or components when required;

•	financial or other difficulties faced by our suppliers;

•	infringement or misappropriation of our IP;

•	price increases;

•	failure of a component to meet environmental or other regulatory requirements;

•	failure to meet delivery obligations in a timely fashion;

•	failure in component quality; and

•	inability to ship products on a timely basis.

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

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements and risks. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, suspension or debarment from doing business with the U.S. government or one of its divisions, and other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice has in the past pursued claims against, and obtained monetary settlements or damages from, companies, including us, under the False Claims Act and other statutes related to pricing, discount practices and compliance with laws related to sales to the federal government, such as the Trade Agreements Act (the “TAA”). Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our IP and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

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

Government spending may also be negatively impacted by the COVID-19 pandemic.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control. These include:

•	the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•	changes in the valuation of our deferred tax assets and liabilities;

•	transfer pricing adjustments;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense;

•	changes in availability of tax credits and/or tax deductions;

•	tax costs related to intercompany realignments;

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

On June 7, 2019, the Ninth Circuit issued an opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue that reversed the Tax Court Decision in favor of the IRS. The opinion ruled in favor of the IRS, stating that stock compensation must be included in cost sharing. Based on this decision, in the second quarter of 2019, we recorded a reserve for uncertain tax positions for this potential tax liability. On February 10, 2020, the Ninth Circuit decision was appealed to the Supreme Court of the United States. We will continue to monitor and assess the impact as this case moves forward.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents. For example, we closed our acquisitions of enSilo and CyberSponse in the fourth quarter of 2019. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or IP could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays and reductions in billings and revenues, and the COVID-19 pandemic will negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including the GNU Public License, the GNU Lesser Public License, the BSD License, the Apache License, the MIT X License and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ IP rights. We could be subject to suits by parties claiming infringement of IP rights in what we believe to be licensed open source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as, for example, open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

Patent and other IP disputes are common in the network security industry. Third parties are currently asserting, have asserted and may in the future assert claims of infringement of IP rights against us. Third parties have also asserted such claims against our end-customers or channel partners whom we may indemnify against claims that our products infringe the IP rights of third parties. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. In addition, litigation may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.

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

Many of our products include software or other IP licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek new licenses for existing or new products. Licensors may claim we owe them additional license fees for past and future use of their software and other IP or that we cannot utilize such software or IP in our products going forward. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms or for reasonable pricing, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may result in significant license fees and have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other IP licensed from third parties on a non-exclusive basis could limit our ability to differentiate our products from those of our competitors.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to accounting for leases (which became effective for us on January 1, 2019), as well as the significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

The lease standard is principles based and interpretation of those principles may vary from company to company based on their unique circumstances. Management will continue to make judgments and assumptions based on our interpretation of the new standard. If our circumstances change or if actual circumstances differ from our assumptions, our operating result may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, equity investments are now required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings
If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, the three months ended March 31, 2020, the closing price of our common stock ranged from $75.70 to $121.33 per share.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. In addition, the market price of our common stock and the market price of the common stock of many other companies have fallen significantly since the outbreak of the COVID-19 pandemic. The extent to which the COVID-19 pandemic may impact the market price of our common stock is unclear, and the market price of our common stock may fluctuate significantly as a result of the COVID-19 pandemic.

Share repurchases under our Repurchase Program (the “Repurchase Program”) could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

In November 2019, our board of directors approved a $1.0 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2021, bringing the aggregate amount authorized to be repurchased $2.5 billion. As of March 31, 2020, $0.7 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

In addition, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This provision, as well as provisions providing that certain litigation matters may only be brought against us in state or federal courts in the State of Delaware, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended March 31, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	$—	—	$1,592.8
February 1 - February 29, 2020	0.4	$103.36	0.4	$1,550.9
March 1 - March 31, 2020	9.6	$89.80	9.6	$692.9
Total	10.0	$90.36	10.0

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 23, 2020	3.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2020

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)