Form 10-Q
period 2020-06-30
Fortinet, Inc.
filed 2020-08-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 31, 2020, there were 161,831,584 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$916.4	$1,222.5
Short-term investments	610.5	843.1
Accounts receivable—net	498.7	544.3
Inventory	126.0	117.9
Prepaid expenses and other current assets	57.1	41.2
Total current assets	2,208.7	2,769.0
LONG-TERM INVESTMENTS	100.4	144.3
PROPERTY AND EQUIPMENT—NET	392.6	344.3
DEFERRED CONTRACT COSTS	263.5	237.0
DEFERRED TAX ASSETS	218.9	232.6
GOODWILL	67.2	67.2
OTHER INTANGIBLE ASSETS—NET	23.4	31.1
OTHER ASSETS	55.9	60.0
TOTAL ASSETS	$3,330.6	$3,885.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107.2	$96.4
Accrued liabilities	118.2	101.8
Accrued payroll and compensation	110.7	101.8
Deferred revenue	1,275.8	1,173.6
Total current liabilities	1,611.9	1,473.6
DEFERRED REVENUE	1,047.0	962.3
INCOME TAX LIABILITIES	77.3	82.8
OTHER LIABILITIES	50.5	44.9
Total liabilities	2,786.7	2,563.6
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 161.8 and 171.7 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	0.2	0.2
Additional paid-in capital	1,154.3	1,180.3
Accumulated other comprehensive income	2.5	1.1
Retained earnings (accumulated deficit)	(613.1)	140.3
Total stockholders’ equity	543.9	1,321.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330.6	$3,885.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUE:
Product	$211.9	$189.9	$404.2	$352.6
Service	403.6	331.8	788.2	641.7
Total revenue	615.5	521.7	1,192.4	994.3
COST OF REVENUE:
Product	84.4	82.7	160.7	152.9
Service	50.7	45.6	103.1	88.4
Total cost of revenue	135.1	128.3	263.8	241.3
GROSS PROFIT:
Product	127.5	107.2	243.5	199.7
Service	352.9	286.2	685.1	553.3
Total gross profit	480.4	393.4	928.6	753.0
OPERATING EXPENSES:
Research and development	82.1	67.4	162.4	136.0
Sales and marketing	253.8	226.5	513.8	442.4
General and administrative	28.9	24.3	57.7	48.8
Gain on intellectual property matter	(1.1)	—	(37.9)	—
Total operating expenses	363.7	318.2	696.0	627.2
OPERATING INCOME	116.7	75.2	232.6	125.8
INTEREST INCOME—NET	4.0	11.0	13.2	21.2
OTHER INCOME (EXPENSE)—NET	0.9	(0.4)	(7.1)	(0.9)
INCOME BEFORE INCOME TAXES	121.6	85.8	238.7	146.1
PROVISION FOR INCOME TAXES	9.5	13.1	22.6	14.6
NET INCOME	$112.1	$72.7	$216.1	$131.5
Net income per share (Note 8):
Basic	$0.69	$0.42	$1.30	$0.77
Diluted	$0.68	$0.42	$1.27	$0.75
Weighted-average shares outstanding:
Basic	161.6	171.1	166.1	170.6
Diluted	165.4	175.1	169.8	175.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$112.1	$72.7	$216.1	$131.5
Other comprehensive income:
Change in unrealized gains on investments	7.3	1.5	2.1	2.5
Less: tax provision related to change in unrealized gains on investments	1.7	0.4	0.7	0.7
Other comprehensive income	5.6	1.1	1.4	1.8
Comprehensive income	$117.7	$73.8	$217.5	$133.3
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2020	162.6	$0.2	$1,128.4	$(3.1)	$(589.2)	$536.3
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(12.9)	—	—	(12.9)
Repurchase and retirement of common stock	(1.4)	—	(10.1)	—	(136.0)	(146.1)
Stock-based compensation expense	—	—	48.9	—	—	48.9
Net unrealized gain on investments - net of tax	—	—	—	5.6	—	5.6
Net income	—	—	—	—	112.1	112.1
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(613.1)	$543.9

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2019	170.7	$0.2	$1,108.1	$(0.2)	$(50.0)	$1,058.1
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.8	—	(19.9)	—	—	(19.9)
Repurchase and retirement of common stock	(0.5)	—	(3.0)	—	(31.7)	(34.7)
Stock-based compensation expense	—	—	45.0	—	—	45.0
Net unrealized gain on investments - net of tax	—	—	—	1.1	—	1.1
Net income	—	—	—	—	72.7	72.7
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$(9.0)	$1,122.3

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$140.3	$1,321.9
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	(43.2)	—	—	(43.2)
Repurchase and retirement of common stock	(11.4)	—	(76.5)	—	(969.5)	(1,046.0)
Stock-based compensation expense	—	—	93.7	—	—	93.7
Net unrealized gain on investments - net of tax	—	—	—	1.4	—	1.4
Net income	—	—	—	—	216.1	216.1
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(613.1)	$543.9

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(57.5)	$1,010.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.5	—	(18.3)	—	—	(18.3)
Repurchase and retirement of common stock	(1.3)	—	(7.8)	—	(83.1)	(90.9)
Stock-based compensation expense	—	—	88.0	—	—	88.0
Cumulative-effect adjustment from adoption of ASU 2018-02				(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	1.8	—	1.8
Net income	—	—	—	—	131.5	131.5
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$(9.0)	$1,122.3
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216.1	$131.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	93.7	88.0
Amortization of deferred contract costs	64.5	51.0
Depreciation and amortization	35.4	30.9
Amortization of investment premiums (discounts)	(0.4)	(3.0)
Other	5.5	0.5
Changes in operating assets and liabilities:
Accounts receivable—net	44.5	41.5
Inventory	(17.9)	(5.5)
Prepaid expenses and other current assets	(15.2)	(5.4)
Deferred contract costs	(91.1)	(72.4)
Deferred tax assets	13.0	(4.4)
Other assets	0.7	2.4
Accounts payable	9.7	(14.6)
Accrued liabilities	6.5	(13.1)
Accrued payroll and compensation	8.9	(7.9)
Other liabilities	5.6	(2.8)
Deferred revenue	186.9	179.7
Net cash provided by operating activities	566.4	396.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(399.3)	(748.1)
Sales of investments	130.0	15.1
Maturities of investments	548.1	384.9
Purchases of property and equipment	(58.5)	(27.5)
Payments made in connection with business combination, net of cash acquired	(3.1)	—
Other	(0.4)	—
Net cash provided by (used in) investing activities	216.8	(375.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(1,046.0)	(94.2)
Proceeds from issuance of common stock	15.7	39.6
Taxes paid related to net share settlement of equity awards	(58.9)	(56.5)
Other	(0.1)	—
Net cash used in financing activities	(1,089.3)	(111.1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(306.1)	(90.3)
CASH AND CASH EQUIVALENTS—Beginning of period	1,222.5	1,112.4
CASH AND CASH EQUIVALENTS—End of period	$916.4	$1,022.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$5.9	$4.9
Cash paid to settle liability incurred for repurchase of common stock	$—	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$10.2	$9.9
Liability for purchase of property and equipment	$24.9	$9.9
Liability incurred for repurchase of common stock	$—	$1.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements for the year ended December 31, 2019. For 2020, the amounts previously reported as Income taxes payable are included in Accrued liabilities. Prior periods have been reclassified to conform with current period presentation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2020.

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

2.  REVENUE RECOGNITION

Our revenue consists of product and service revenue. Product revenue is generated by sales of our FortiGate products and other hardware and software solutions. Service revenue relates to sales of our security subscription services, which mainly consist of our FortiGuard security solutions, as well as our FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Product	$211.9	$189.9	$404.2	$352.6
Service:
Security subscription	222.6	183.1	434.0	352.7
Technical support and other	181.0	148.7	354.2	289.0
Total service revenue	403.6	331.8	788.2	641.7
Total revenue	$615.5	$521.7	$1,192.4	$994.3

Deferred Revenue

During the three months ended June 30, 2020 and June 30, 2019, we recognized $307.9 million and $252.0 million in service revenue that was included in the deferred revenue balance as of December 31, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2020 and June 30, 2019, we recognized $656.8 million and $540.6 million in service revenue that was included in the deferred revenue balance as of December 31, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.32 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.28 billion as revenue over the next 12 months and the remainder thereafter.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. On January 1, 2020, we adopted Topic 326, which provides guidance on how to measure credit losses on financial instruments, including accounts receivable. Prior to our adoption of Topic 326, our accounts receivable balance was reduced by an allowance for doubtful accounts that we determined based on our assessment of the collectability of customer accounts. Under Topic 326, our accounts receivable balance is reduced by an allowance for credit losses. We measure expected credit losses of accounts receivable on a collective (pool) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis.

The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers, including obtaining recent credit reports and reviewing their latest available statements of financial position. In addition, we have seen an increase in requests for extended payment terms. After performing our additional reviews, we increased the allowance for credit losses for certain accounts receivable.

The allowance for credit losses was $2.2 million as of June 30, 2020, and the allowance for doubtful accounts was $1.2 million as of December 31, 2019. Provisions, write-offs and recoveries were not material during the six months ended June 30, 2020.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended June 30, 2020 and June 30, 2019 were $33.2 million and $25.9 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2020 and June 30, 2019 were $64.5 million and $51.0 million, respectively.

3.  FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$502.2	$3.0	$(0.1)	$505.1
Commercial paper	75.6	0.2	—	75.8
Certificates of deposit and term deposits (1)	69.0	0.1	(0.1)	69.0
U.S. government securities	60.8	0.2	—	61.0
Total available-for-sale securities	$707.6	$3.5	$(0.2)	$710.9

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$576.1	$1.0	$(0.1)	$577.0
Commercial paper	148.7	0.1	—	148.8
Certificates of deposit and term deposits (1)	66.4	—	—	66.4
U.S. government securities	195.0	0.2	—	195.2
Total available-for-sale securities	$986.2	$1.3	$(0.1)	$987.4

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$62.6	$(0.1)	$—	$—	$62.6	$(0.1)
Commercial paper	2.0	—	—	—	2.0	—
Certificates of deposit and term deposits	18.3	(0.1)	—	—	18.3	(0.1)
Total available-for-sale securities	$82.9	$(0.2)	$—	$—	$82.9	$(0.2)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117.3	$(0.1)	$16.1	$—	$133.4	$(0.1)
Commercial paper	26.0	—	—	—	26.0	—
Certificates of deposit and term deposits	13.0	—	—	—	13.0	—
U.S. government securities	47.1	—	—	—	47.1	—
Total available-for-sale securities	$203.4	$(0.1)	$16.1	$—	$219.5	$(0.1)

The contractual maturities of our investments were as follows (in millions):

	June 30, 2020	December 31, 2019
Due within one year	$610.5	$843.1
Due within one to three years	100.4	144.3
Total	$710.9	$987.4

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest of $3.7 million as of June 30, 2020 is excluded from both the fair value and the amortized cost of our available-for-sale securities and is recorded in Prepaid expenses and other current assets in our condensed consolidated balance sheet. We have elected to not record an allowance for credit losses for accrued interest for available-for-sale securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

Prior to 2020, we followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our available-for-sale securities as of June 30, 2020 and as of December 31, 2019 were caused by fluctuations in market value and interest rates as a result of the economic environment. We concluded that an allowance for credit losses was unnecessary as of June 30, 2020 and that the impairments as of December 31, 2019 were not other than temporary because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020				December 31, 2019
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$505.1	$—	$505.1	$—	$577.0	$—	$577.0	$—
Commercial paper	75.8	—	75.8	—	165.8	—	165.8	—
Certificates of deposit and term deposits	69.0	—	69.0	—	66.4	—	66.4	—
U.S. government securities	61.0	61.0	—	—	195.2	195.2	—	—
Money market funds	347.0	347.0	—	—	15.0	15.0	—	—
Total	$1,057.9	$408.0	$649.9	$—	$1,019.4	$210.2	$809.2	$—

Reported as:
Cash equivalents	$347.0				$32.0
Short-term investments	610.5				843.1
Long-term investments	100.4				144.3
Total	$1,057.9				$1,019.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020 and year ended December 31, 2019.

4.  INVENTORY

Inventory consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Raw materials	$14.1	$9.7
Finished goods	111.9	108.2
Inventory	$126.0	$117.9

5.  PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Land	$93.3	$93.3
Building and building improvements	148.0	147.4
Computer equipment and software	126.9	116.7
Leasehold improvements	26.7	25.5
Evaluation units	20.4	19.9
Furniture and fixtures	18.7	17.3
Construction-in-progress	114.1	61.2
Total property and equipment	548.1	481.3
Less: accumulated depreciation	(155.5)	(137.0)
Property and equipment—net	$392.6	$344.3

Construction-in-progress consists primarily of costs incurred in connection with the construction of a second building at our headquarters campus. Depreciation expense was $14.1 million and $12.3 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Depreciation expense was $27.7 million and $25.0 million during the six months ended June 30, 2020 and June 30, 2019, respectively.

6.  INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies totaled $1.0 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as Other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. In the first quarter of 2020, we determined that one investment was impaired. As a result, we recognized and included a non-cash impairment charge of $4.3 million in Other income (expense)—net in our condensed consolidated statements of income. As of June 30, 2020, no other events have occurred that would affect the carrying value of these investments.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of June 30, 2020 and December 31, 2019, we had goodwill of $67.2 million. There were no impairments to goodwill during the six months ended June 30, 2020 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net as of June 30, 2020 and December 31, 2019 (in millions, except years):

	June 30, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$48.8	$28.2	$20.6
Customer relationships	4.1	21.6	18.8	2.8
Total other intangible assets—net		$70.4	$47.0	$23.4

	December 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$50.2	$24.6	$25.6
Customer relationships	4.1	21.6	16.1	5.5
Total other intangible assets—net		$71.8	$40.7	$31.1

Amortization expense was $3.7 million and $2.9 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Amortization expense was $7.7 million and $5.9 million during the six months ended June 30, 2020 and June 30, 2019, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2020 (the remainder of 2020)	$5.0
2021	8.3
2022	6.4
2023	3.7
Total	$23.4

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income	$112.1	$72.7	$216.1	$131.5

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	161.6	171.1	166.1	170.6
Diluted shares:
Weighted-average common stock outstanding-basic	161.6	171.1	166.1	170.6
Effect of potentially dilutive securities:
RSUs	2.6	2.9	2.5	3.2
Stock options	1.2	1.1	1.2	1.2
Weighted-average shares used to compute diluted net income per share	165.4	175.1	169.8	175.0
Net income per share:
Basic	$0.69	$0.42	$1.30	$0.77
Diluted	$0.68	$0.42	$1.27	$0.75

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
RSUs	0.1	0.1	0.3	0.4
Stock options	0.6	0.7	0.5	0.5
Total	0.7	0.8	0.8	0.9

9.  LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately six years, some of which include one or more options to renew, with renewal terms of up to six years. We do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement.

During the year ended December 31, 2019, we entered into a finance lease with $3.6 million lease liabilities arising from obtaining right-of-use assets with a lease term of approximately two years. Our remaining finance leases were not material to our condensed consolidated financial statements. The related assumptions and further disclosures for finance leases are not material.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease expense	$4.4	$3.7	$8.7	$7.3
Variable lease expense (1)	0.4	0.6	1.0	1.2
Short-term lease expense	1.0	0.7	1.9	1.4
Total lease expense	$5.8	$5.0	$11.6	$9.9
(1) Variable lease expense for the six months ended June 30, 2020 and June 30, 2019 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	June 30, 2020	December 31, 2019
Operating lease ROU assets - non-current	Other assets	$42.1	$44.3

Operating lease liabilities - current	Accrued liabilities	$15.7	$15.5
Operating lease liabilities - non-current	Other liabilities	27.6	30.6
Total operating lease liabilities		$43.3	$46.1

Weighted average remaining lease term in years - operating leases		3.5	3.7
Weighted average discount rate - operating leases		3.0%	2.8%

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8.7	$8.5

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$5.9	$4.9

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in millions):

Year ending December 31,	Amount
2020 (the remainder of 2020)	$8.5
2021	14.7
2022	9.9
2023	6.2
2024	4.4
Thereafter	2.0
Total lease payments	45.7
Less imputed interest	(2.4)
Total	$43.3

As of June 30, 2020, we had additional minimum lease payments of $8.2 million relating to operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2020 and will have lease terms of approximately three to seven years.

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

During the three and six months ended June 30, 2020, we recorded $1.1 million and $37.9 million in Gain on IP matter in our condensed consolidated statements of income, respectively. We recorded $12.1 million in Accrued liabilities and Other liabilities in our condensed consolidated balance sheet as of June 30, 2020.

11.  COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2020 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Inventory purchase commitments	$282.1	$281.8	$0.3	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers, which may not be cancelable. As of June 30, 2020, we had $282.1 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2020, we had $27.8 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

Indemnification and Other Matters—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain IP rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of IP infringement that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. Although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, to date there have been no material awards under such indemnification provisions.

Similar to other security companies and companies in other industries, we have in the past experienced, and we may in the future experience, cybersecurity threats, malicious activity directed against our information technology infrastructure or unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any existing claims or proceedings related to these types of matters, including any that we believe are likely to have a material adverse effect on our financial position.

12.  STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. We also previously had an Employee Stock Purchase Plan (“ESPP”) for eligible employees, which was terminated in February 2019. As of June 30, 2020, there was a total of 12.0 million shares of common stock available for grant under the Amended Plan.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2019	6.1	$64.56
Granted	1.6	120.02
Forfeited	(0.2)	72.69
Vested	(1.7)	56.98
Balance—June 30, 2020	5.8	$81.49

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2020, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $427.5 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy minimum statutory employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Shares withheld for taxes	0.2	0.3	0.5	0.7
Amount withheld for taxes	$21.1	$24.5	$58.9	$56.5

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected term in years	4.4	4.4	4.4	4.4
Volatility	39.0%	34.4%	34.4%	34.2%
Risk-free interest rate	0.3%	2.2%	1.1%	2.5%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2.7	$50.37
Granted	0.6	118.50
Forfeited	—	80.97
Exercised	(0.4)	40.78
Balance—June 30, 2020	2.9	$66.01
Options vested and expected to vest—June 30, 2020	2.9	$66.01	4.7	$206.0
Options exercisable—June 30, 2020	1.4	$41.09	3.5	$134.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2020 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2020, total compensation expense related to unvested stock options granted to employees but not yet recognized was $38.5 million, with a weighted-average remaining vesting period of 3.0 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-average fair value per share granted	$46.92	$26.38	$35.51	$27.08

Intrinsic value of options exercised	$17.3	$9.6	30.4	36.8
Fair value of options vested	$2.4	$2.0	8.4	6.2

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of product revenue	$0.4	$0.4	$0.8	$0.8
Cost of service revenue	3.2	2.9	6.2	5.7
Research and development	12.0	10.0	22.9	19.4
Sales and marketing	27.9	26.3	53.6	51.7
General and administrative	6.1	5.4	11.4	10.4
Total stock-based compensation expense	$49.6	$45.0	$94.9	$88.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
RSUs	$45.9	$41.9	$88.1	$81.1
Stock options	3.7	3.1	6.8	5.6
ESPP	—	—	—	1.3
Total stock-based compensation expense	$49.6	$45.0	$94.9	$88.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income tax benefit associated with stock-based compensation	$10.9	$10.4	$20.9	$20.4

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

During the three and six months ended June 30, 2020, we repurchased 1.4 million and 11.4 million shares of common stock, respectively, under the Repurchase Program in open market transactions at an average price of $99.69 per share and $91.55 per share, respectively, for an aggregate purchase price of $146.1 million and $1.0 billion, respectively. As of June 30, 2020, $546.8 million remained available for future share repurchases under the Repurchase Program.

13.  INCOME TAXES

Our effective tax rate was 8% for the three months ended June 30, 2020, compared to an effective tax rate of 15% for the same period last year. Our effective tax rate was 9% for the six months ended June 30, 2020, compared to an effective tax rate of 10% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended June 30, 2020 and June 30, 2019 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes that were $28.2 million and $24.5 million, respectively. U.S. federal and state taxes were lowered by a tax benefit of $5.0 million from the foreign-derived intangible income deduction for the three months ended June 30, 2020. The tax rates for the three months ended June 30, 2020 and June 30, 2019 were impacted by excess tax benefits from stock-based compensation expense of $10.0 million and $11.7 million, respectively, and release of reserves of $8.7 million and $10.0 million, respectively, on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax rate for the three months ended June 30, 2019 was further impacted by an increase in tax expense of $10.3 million related to the U.S. Court of Appeals for the Ninth Circuit’s (the “Ninth Circuit”) opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”), as described below, regarding stock-based compensation expense in cost sharing arrangements.

The tax rates for the six months ended June 30, 2020 and June 30, 2019 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $56.5 million and $42.0 million, respectively. U.S. federal and state taxes were lowered by a tax benefit of $9.6 million from the foreign-derived intangible income deduction for the six months ended June 30, 2020. The tax rates for the six months ended June 30, 2020 and June 30, 2019 were impacted by excess tax benefits from stock-based compensation expense of $25.2 million and $27.7 million, respectively, and release of reserves of $8.7 million and $10.0 million, respectively, on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate for the six months ended June 30, 2019 was further impacted by an increase in tax expense of $10.3 million related to the Ninth Circuit’s Altera decision, regarding stock-based compensation expense in cost sharing arrangements.

As of June 30, 2020 and December 31, 2019, unrecognized tax benefits were $62.9 million and $67.5 million, respectively. If recognized, $57.6 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2020 and December 31, 2019, accrued interest and penalties were $13.4 million and $14.1 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $4.4 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision in Altera and ruled in favor of the Commissioner, validating the regulations requiring that stock-based compensation be included in a cost sharing arrangement. On June 22, 2020, the Supreme Court of the United States (the “Supreme Court”) issued an order declining the petition for certiorari in Altera. As a result, the Ninth Circuit’s decision requiring that stock-based compensation be included in cost sharing arrangements is the controlling law at present. However, as we are no longer part of a cost sharing arrangement, this does not impact our future income tax provisions. The Ninth Circuit’s decision, together with Supreme Court’s order, did not have a material impact on our condensed consolidated financial statements.

        On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. We do not expect there to be a material tax impact on our condensed consolidated financial statements at this time and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

On July 9, 2020, the United States Department of the Treasury and the Internal Revenue Service (the “IRS”) released final Section 250 regulations, providing guidance on foreign-derived intangible income deduction and global intangible low-taxed income. Generally, the final regulations are applicable for taxable years beginning on or after January 1, 2021. However, taxpayers may apply the final regulations for taxable years beginning on or after January 1, 2018. We are in the process of analyzing the tax impact from the final regulations on our foreign-derived intangible income deduction calculation.

14.  DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2020 and June 30, 2019 were $2.2 million and $1.7 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2020 and June 30, 2019 were $4.4 million and $3.4 million, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Americas:
United States	$200.6	$173.5	$382.2	$323.8
Other Americas	59.6	52.0	120.2	102.2
Total Americas	260.2	225.5	502.4	426.0
Europe, Middle East and Africa (“EMEA”)	228.4	192.0	449.1	369.2
Asia Pacific (“APAC”)	126.9	104.2	240.9	199.1
Total revenue	$615.5	$521.7	$1,192.4	$994.3

Property and Equipment—net	June 30, 2020	December 31, 2019
Americas:
United States	$245.5	$197.4
Canada	121.6	120.5
Latin America	6.2	5.5
Total Americas	373.3	323.4
EMEA	14.0	15.2
APAC	5.3	5.7
Total property and equipment—net	$392.6	$344.3

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Exclusive Networks Group	31%	31%	31%	31%
Ingram Micro	*	11%	*	11%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2020	December 31, 2019
Exclusive Networks Group	31%	36%
Ingram Micro	11%	10%

* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  SUBSEQUENT EVENTS

Share Repurchase

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of August 6, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program.

Business Combination

On July 20, 2020, we acquired OPAQ Networks, Inc. (“OPAQ”), a privately held Secure Access Service Edge cloud provider. We acquired OPAQ for approximately $13.0 million in cash consideration, subject to certain adjustments.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•the duration and impact of the COVID-19 pandemic;

•continued growth and market share gains;

•variability in sales in certain product categories from year to year and between quarters;

•expected impact of sales of certain products and services;

•the impact of macro-economic, geopolitical factors and other disruption on our manufacturing or sales, including the impact of the COVID-19 pandemic and other public health issues and natural disasters;

•the proportion of our revenue that consists of our product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•the impact of our product innovation strategy;

•the effects of government regulation, tariffs and other related policies;

•drivers of long-term growth and operating leverage, such as sales productivity, functionality and value in our standalone and bundled subscription service offerings;

•growing our sales to businesses, service providers and government organizations, our ability to execute these sales and of the complexity of selling to all segments (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our internal sales organization;

•our ability to hire properly qualified and effective sales, support and engineering employees;

•trends in revenue, cost of revenue and gross margin;

•trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•risks and expectations related to acquisitions or sales of assets, including integration issues related to product plans and products, including the acquired technology;

•continued investments in research and development, and expectations that our research and development expense will increase in absolute dollars during 2020;

•continued investments in our sales resources and infrastructure and marketing strategy, and expectations that our sales and marketing expense will increase in absolute dollars during 2020;

•expectations that our general and administrative expense will increase in absolute dollars during 2020;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units versus stock options granted;

•estimates of a range of 2020 spending on our headquarters expansion project;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) and the U.S. Court of Appeals for the Ninth Circuit’s (the “Ninth Circuit”) decision in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”) regarding stock-based compensation in cost sharing arrangements;

•expectations regarding spending related to real estate and other capital expenditures and to the impact on free cash flows;

•competition in our markets;

•statements regarding expected outcomes and liabilities in litigation;

•our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs for at least the next 12 months;

•other statements regarding our future operations, financial condition and prospects and business strategies; and

•adoption and impact of new accounting standards.

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

The focus areas of our business consist of:

•Security-Driven Networking—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer inspection, software-defined wide-area network (“SD-WAN”), intrusion prevention, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Unit (“SPU”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•Infrastructure Security—The Fortinet Security Fabric platform is a broad, automated and integrated security platform that extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Secure Access (Wi-Fi and switch) and teleworker and remote security solutions such as FortiAuthenticator, FortiClient and FortiToken.

•Dynamic Cloud Security—We help customers connect securely to and across their hybrid, public and private cloud environments by offering security through our virtual firewall and other software products. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform to provide businesses with the same level of cybersecurity and threat intelligence in and across cloud environments that they receive on their physical networks, delivering security that follows their applications and data. Fortinet cloud security offerings are available across all major cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Our Cloud Security portfolio also includes securing applications, including email and web.

•Endpoint Protection, Internet of Things (“IoT”) and Operational Technology (“OT”) Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of IoT and the digitization of OT devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

•AI-Driven Security Operations—We develop and provide AI-driven security operations solutions, including FortiGuard and other security subscription services and our security operations, analytics, and reporting (“SOAR”) capabilities and solutions, that can be applied across the entire Fortinet Security Fabric platform. These solutions help customers better secure their environments by delivering deeper intelligence and insights and by narrowing the gaps in security skills and resources that are present in many organizations.

In addition to our security solutions, our customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates, FortiCare technical support services and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

Financial Highlights

•Total revenue was $615.5 million and $1.19 billion during the three and six months ended June 30, 2020, respectively, an increase of 18% and 20%, respectively, compared to $521.7 million and $994.3 million in the same periods last year, respectively. Product revenue was $211.9 million and $404.2 million during the three and six months ended June 30, 2020, respectively, an increase of 12% and 15%, respectively, compared to $189.9 million and $352.6 million in the same periods last year, respectively. Service revenue was $403.6 million and $788.2 million during the three and six months ended June 30, 2020, respectively, an increase of 22% and 23%, respectively, compared to $331.8 million and $641.7 million in the same periods last year, respectively.

•Total gross profit was $480.4 million and $928.6 million during the three and six months ended June 30, 2020, respectively, an increase of 22% and 23%, respectively, compared to $393.4 million and $753.0 million in the same periods last year.

•We generated operating income of $116.7 million and $232.6 million during the three and six months ended June 30, 2020, respectively, an increase of 55% and 85%, respectively, compared to $75.2 million and $125.8 million in the same periods last year, respectively. Operating income during the three and six months ended June 30, 2020 included gains on an intellectual property (“IP”) matter of $1.1 million and $37.9 million, respectively.

•Cash, cash equivalents and investments were $1.63 billion as of June 30, 2020, a decrease of $582.6 million, or 26%, from December 31, 2019.

•During the six months ended June 30, 2020, we repurchased 11.4 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $1.05 billion.

•Deferred revenue was $2.32 billion as of June 30, 2020, an increase of $186.9 million, or 9%, from December 31, 2019.

•We generated cash flows from operating activities of $566.4 million, which includes $50.0 million proceeds from an IP matter, during the six months ended June 30, 2020, an increase of $170.0 million, or 43%, compared to the same period last year.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. Product revenue grew 12% and 15% during the three and six months ended June 30, 2020, respectively, compared to the same periods last year. We experienced revenue growth across several of our hardware and software products, including SD-WAN and teleworker and remote security solutions. Service revenue growth of 22% and 23% during the three and six months ended June 30, 2020, respectively, compared to the same periods last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 22% and

23%, respectively, and of our FortiCare technical support and other service revenue, which grew 22% and 23%, respectively, compared to the same periods last year.

During the three and six months ended June 30, 2020, we recognized gains of $1.1 million and $37.9 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter, operating expenses as a percentage of revenue decreased by 1.9% and 1.6%, respectively, during the three and six months ended June 30, 2020 compared to the same periods last year. Headcount increased to 7,756 employees and contractors as of June 30, 2020, a 4% growth compared to 7,448 as of March 31, 2020 and a 10% growth compared to 7,082 as of December 31, 2019.

COVID-19 Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have taken a number of actions to protect our employees, including restricting travel and directing most of our employees to work from home. Where onsite work is permitted, we have implemented measures such as staggered work shifts, social distancing, health safety awareness training and frequent disinfection of shared spaces. We have implemented our readiness plans, which include steps to maintain critical internet infrastructure with most employees working remotely. We have not conducted any employee layoffs related to the COVID-19 pandemic, and we do not anticipate any related layoffs for the foreseeable future.

We have also increased our employee charitable contribution matching program to match employees’ contributions up to $2,000 per employee. We are also providing free online information technology security training for the public, aimed at helping high school and college students and professionals augment their security skill sets to open career opportunities and to help narrow the security skills gap. As of August 6, 2020, there have been over 500,000 registrations for our free online trainings since we launched the program. Costs incurred to date relating to COVID-19 pandemic impact mitigation efforts have not been material.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance remain uncertain, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and six months ended June 30, 2020. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and six months ended June 30, 2020, we have observed the following:

•The practice of social distancing in most countries has reduced the ability for travel by our employees. In-person sales and marketing events or meetings that would normally have been held during the three and six months ended June 30, 2020 were canceled, postponed or converted into virtual events. As a result, expenses related to travel and marketing events decreased significantly. To the extent that it becomes safe for our employees to travel and for us to hold or attend marketing events, we expect these expenses to increase in the future.

•We have offered payment terms in excess of our contractual agreements to some of our distributor customers, which we believe will result in an increase to the average collection period of our trade receivables.

•The countries and geographic regions in which we experienced the fastest billings growth in the second quarter of 2020, as compared to the second quarter of 2019, were countries and geographic regions in which the COVID-19 pandemic is generally considered to have had a comparatively less severe impact on the population and economy during the quarter.

•We have noted that, for some of our customers, sales cycles appear to have lengthened, though it is unclear by how long or whether this trend will persist.

•Our average service contract duration remained consistent with the same period of 2019.

•With respect to our supply chain, our product backlog was in line with historical averages and our suppliers delivered over 90% of their commitments to us. Our channel inventory levels were consistent with prior quarters. In order to mitigate supply chain risk, we have increased, and we plan to further increase, our on-hand stock of certain products.

•The yield on investment-grade debt has decreased, contributing to the decrease in our interest income.

•In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.

Through the filing of this Quarterly Report on Form 10-Q, there have been no material changes to the trends described above. Going forward, however, the situation is uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods, including our results for the three months ending September 30, 2020, our annual results for 2020, and beyond. To highlight the uncertainty remaining for the three months ending September 30, 2020, it should be noted that, due to customer buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. If we experience significant changes in our billings growth rates, it will impact product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The duration and severity of the economic downturn from the pandemic may negatively impact our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources in a material way. As a result, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see Part II, Item 1A of this Quarterly Report on Form 10-Q.

Business Model

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to networking security and enterprise-focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We also offer our products through major cloud providers, and have recognized revenue on a usage basis from Amazon Web Services, Microsoft Azure, IBM Cloud, Google Cloud, Oracle Cloud and Alibaba Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is typically payable within 30 to 60 days, though we have recently offered extended payment terms to certain customers.

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

	Three Months Ended Or As Of
	June 30, 2020	June 30, 2019
	(in millions)
Revenue	$615.5	$521.7
Deferred revenue	$2,322.8	$1,866.5
Billings (non-GAAP)	$711.5	$622.4
Net cash provided by operating activities	$247.0	$195.1
Free cash flow (non-GAAP)	$216.1	$177.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.32 billion as of June 30, 2020, an increase of $186.9 million, or 9%, from December 31, 2019.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $711.5 million for the three months ended June 30, 2020, an increase of 14% compared to $622.4 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in millions)
Billings:
Revenue	$615.5	$521.7
Add: Change in deferred revenue	96.0	100.7
Total billings (non-GAAP)	$711.5	$622.4

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$247.0	$195.1
Less: Purchases of property and equipment	(30.9)	(17.3)
Free cash flow (non-GAAP)	$216.1	$177.8
Net cash provided by (used in) investing activities	$212.2	$(336.6)
Net cash used in financing activities	$(168.9)	$(53.3)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2020, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

Revenue

	Three Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$211.9	34%	$189.9	36%	$22.0	12%
Service	403.6	66	331.8	64	71.8	22
Total revenue	$615.5	100%	$521.7	100%	$93.8	18%
Revenue by geography:
Americas	$260.2	42%	$225.5	43%	$34.7	15%
Europe, Middle East and Africa (“EMEA”)	228.4	37	192.0	37	36.4	19
Asia Pacific (“APAC”)	126.9	21	104.2	20	22.7	22
Total revenue	$615.5	100%	$521.7	100%	$93.8	18%

Total revenue increased by $93.8 million, or 18%, during the three months ended June 30, 2020 compared to the same period last year. We continued to experience diversification of revenue globally and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of our revenue growth on an absolute dollar basis.

Product revenue increased by $22.0 million, or 12%, during the three months ended June 30, 2020 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in product revenue from our FortiGate solutions, including SD-WAN, as well as growth in sales of our Infrastructure Security, Cloud Security and Endpoint Protection solutions, including virtual firewall, teleworker and remote security solutions.

Service revenue increased by $71.8 million, or 22%, during the three months ended June 30, 2020 compared to the same period last year. FortiGuard and other security subscription and FortiCare technical support and other revenues increased by $39.5 million, or 22%, and by $32.3 million, or 22%, respectively, during the three months ended June 30, 2020 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings. Of the service revenue recognized during the three months ended June 30, 2020, 91% was included in the deferred revenue balance as of March 31, 2020.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$84.4	$82.7	$1.7	2%
Service	50.7	45.6	5.1	11
Total cost of revenue	$135.1	$128.3	$6.8	5%
Gross margin (%):
Product	60.2%	56.5%
Service	87.4	86.3
Total gross margin	78.1%	75.4%

Total gross margin increased by 2.7 percentage points during the three months ended June 30, 2020 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 3.7 percentage points during the three months ended June 30, 2020 compared to the same period last year. Product gross margin benefited from increased software sales and lower direct costs of hardware as a percentage of product revenue. Cost of product revenue was comprised primarily of third party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 1.1 percentage points during the three months ended June 30, 2020 compared to the same period last year, as we experienced lower costs to replace and repair our products and our personnel costs grew more slowly than our service revenue. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$82.1	13%	$67.4	12%	$14.7	22%
Sales and marketing	253.8	41	226.5	43	27.3	12
General and administrative	28.9	5	24.3	5	4.6	19
Gain on IP matter	(1.1)	—	—	—	(1.1)	*
Total operating expenses	$363.7	59%	$318.2	61%	$45.5	14%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $14.7 million, or 22%, during the three months ended June 30, 2020 compared to the same period last year, primarily due to an increase of $12.0 million in personnel-related costs as a result of increased headcount to support the development of new products, continued enhancements to our existing products and patent creation. We currently intend to continue to invest in our research and development organization, and expect research and development expense to remain at or increase in absolute dollars during the remainder of 2020.

Sales and marketing

Sales and marketing expense increased by $27.3 million, or 12%, during the three months ended June 30, 2020 compared to the same period last year, primarily due to an increase of $40.4 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market share gains. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic. We currently intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to remain at or increase in absolute dollars during the remainder of 2020.

General and administrative

General and administrative expense increased by $4.6 million, or 19%, during the three months ended June 30, 2020 compared to the same period last year, primarily due to an increase in personnel-related costs of $3.2 million and an increase in the provision for expected credit losses of $1.1 million. We currently expect general and administrative expense to remain at or increase in absolute dollars during the remainder of 2020.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended June 30, 2020, we recorded $1.1 in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 10 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $116.7 million during the three months ended June 30, 2020, an increase of $41.5 million, or 55%, compared to $75.2 million in the same period last year. Operating income as a percentage of revenue increased to 19% during the three months ended June 30, 2020 compared to 14% in the same period last year. The increase in operating margin is primarily due to the 2.7 percentage point improvement in gross margin and the 2.2 percentage point decrease in sales and marketing expense as a percentage of revenue.

Interest income—net and other income (expense)—net

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
	(in millions, except percentages)
Interest income—net	$4.0	$11.0	$(7.0)	(64)%
Other income (expense)—net	$0.9	$(0.4)	$1.3	(325)%

Interest income—net decreased during the three months ended June 30, 2020 compared to the same period last year, primarily due to lower interest rates and lower invested balances of cash, cash equivalents and investments. The lower cash, cash equivalents and investments were mainly due to our repurchases of common stock under the Repurchase Program during the past twelve months. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net during the three months ended

June 30, 2020 compared to the same period last year was primarily due to net gains from foreign currency exchange compared to net losses in the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2020	June 30, 2019
	(in millions, except percentages)
Provision for income taxes	$9.5	$13.1	$(3.6)	(27)%
Effective tax rate (%)	8%	15%

Our effective tax rate was 8% for the three months ended June 30, 2020 compared to an effective tax rate of 15% for the same period last year. The provision for income taxes for the three months ended June 30, 2020 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $28.2 million, which included a tax benefit of $5.0 million from the foreign-derived intangible income deduction. This tax provision for income taxes was favorably affected by excess tax benefits from stock-based compensation expense of $10.0 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The provision for income taxes for the three months ended June 30, 2019 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $24.5 million, which were offset by excess tax benefits from stock-based compensation expense of $11.7 million and release of reserves of $10.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. This tax provision for income taxes was further impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision, regarding stock-based compensation expense in cost sharing arrangements.

Results of Operations

Six Months Ended June 30, 2020 and June 30, 2019

Revenue

	Six Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$404.2	34%	$352.6	35%	$51.6	15%
Service	788.2	66	641.7	65	146.5	23
Total revenue	$1,192.4	100%	$994.3	100%	$198.1	20%
Revenue by geography:
Americas	$502.4	42%	$426.0	43%	$76.4	18%
EMEA	449.1	38	369.2	37	79.9	22
APAC	240.9	20	199.1	20	41.8	21
Total revenue	$1,192.4	100%	$994.3	100%	$198.1	20%

Total revenue increased by $198.1 million, or 20%, during the six months ended June 30, 2020 compared to the same period last year. We continued to experience diversification of revenue globally and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of our revenue growth on a percentage basis and on an absolute dollar basis.

Product revenue increased by $51.6 million, or 15%, during the six months ended June 30, 2020 compared to the same period last year. We experienced revenue growth across many of our hardware and software products due to an increase in product revenue from our FortiGate solutions, including SD-WAN, as well as growth in sales of our Infrastructure Security, Cloud Security and Endpoint Protection solutions, including virtual firewall, teleworker and remote security solutions.

Service revenue increased by $146.5 million, or 23%, during the six months ended June 30, 2020 compared to the same period last year. FortiGuard and other security subscription and FortiCare technical support and other revenues increased by $81.3 million, or 23%, and by $65.2 million, or 23%, respectively, during the six months ended June 30, 2020 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings. Of the service revenue recognized during the six months ended June 30, 2020, 83% was included in the deferred revenue balance as of December 31, 2019.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$160.7	$152.9	$7.8	5%
Service	103.1	88.4	14.7	17
Total cost of revenue	$263.8	$241.3	$22.5	9%
Gross margin (%):
Product	60.2%	56.6%
Service	86.9	86.2
Total gross margin	77.9%	75.7%

Total gross margin increased by 2.2 percentage points during the six months ended June 30, 2020 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 3.6 percentage points during the six months ended June 30, 2020 compared to the same period last year. Product gross margin benefited from increased software sales and lower direct costs of hardware as a percentage of product revenue. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 0.7 percentage points during the six months ended June 30, 2020 compared to the same period last year, as our personnel costs grew more slowly than our service revenue and we experienced lower costs to replace and repair our products. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$162.4	14%	$136.0	14%	$26.4	19%
Sales and marketing	513.8	43	442.4	44	71.4	16
General and administrative	57.7	5	48.8	5	8.9	18
Gain on IP matter	(37.9)	(3)	—	—	(37.9)	*
Total operating expenses	$696.0	58%	$627.2	63%	$68.8	11%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $26.4 million, or 19%, during the six months ended June 30, 2020 compared to the same period last year, primarily due to an increase of $23.6 million in personnel-related costs as a result of increased headcount to support the development of new products, continued enhancements to our existing products and patent creation. We currently intend to continue to invest in our research and development organization, and expect research and development expense to remain at or increase in absolute dollars during the remainder of 2020.

Sales and marketing

Sales and marketing expense increased by $71.4 million, or 16%, during the six months ended June 30, 2020 compared to the same period last year, primarily due to an increase of $78.3 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market share gains. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic. We currently intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to remain at or increase in absolute dollars during the remainder of 2020.

General and administrative

General and administrative expense increased by $8.9 million, or 18%, during the six months ended June 30, 2020 compared to the same period last year, primarily due to an increase in personnel-related costs of $5.6 million and an increase in the provision for expected credit losses of $1.1 million. We currently expect general and administrative expense to remain at or increase in absolute dollars during the remainder of 2020.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the six months ended June 30, 2020, we recorded $36.0 million upfront and an additional $1.9 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 10 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $232.6 million during the six months ended June 30, 2020, an increase of $106.8 million, or 85%, compared to $125.8 million in the same period last year. Operating income as a percentage of revenue increased to 20% during the six months ended June 30, 2020 compared to 13% in the same period last year. The increase in operating margin is primarily due to the $37.9 million gain on IP matter, the 2.2 percentage point improvement in gross margin and the 1.4 percentage point decrease in sales and marketing expense as a percentage of revenue.

Interest income—net and other income (expense)—net

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	% Change
	(in millions, except percentages)
Interest income—net	$13.2	$21.2	$(8.0)	(38)%
Other income (expense)—net	$(7.1)	$(0.9)	$(6.2)	689%

Interest income—net decreased during the six months ended June 30, 2020 compared to the same period last year, primarily due to lower interest rates and lower invested balances of cash, cash equivalents and investments. The lower cash, cash equivalents and investments were mainly due to our repurchases of common stock under the Repurchase Program during the past twelve months. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other income (expense)—net during the six months ended June 30, 2020 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company during the first quarter of 2020. In addition, foreign currency exchange losses increased by $2.4 million compared to the same period last year.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2020	June 30, 2019
	(in millions, except percentages)
Provision for income taxes	$22.6	$14.6	$8.0	55%
Effective tax rate (%)	9%	10%

Our effective tax rate was 9% for the six months ended June 30, 2020 compared to an effective tax rate of 10% for the same period last year. The provision for income taxes for the six months ended June 30, 2020 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $56.5 million, which included a tax benefit of $9.6 million from the foreign-derived intangible income deduction. This tax provision for income taxes was favorably affected by excess tax benefits from stock-based compensation expense of $25.2 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The provision for income taxes for the six months ended June 30, 2019 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $42.0 million, which were offset by excess tax benefits from stock-based compensation expense of $27.7 million and release of reserves of $10.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. This tax provision for income taxes was further impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision, regarding stock-based compensation expense in cost sharing arrangements.

Liquidity and Capital Resources

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$916.4	$1,222.5
Investments	710.9	987.4
Total cash, cash equivalents and investments	$1,627.3	$2,209.9
Working capital	$596.8	$1,295.4

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in millions)
Net cash provided by operating activities	$566.4	$396.4
Net cash provided by (used in) investing activities	216.8	(375.6)
Net cash used in financing activities	(1,089.3)	(111.1)
Net decrease in cash and cash equivalents	$(306.1)	$(90.3)

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

In recent years, we have received significant capital resources from our billings to customers and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, macroeconomic events such as the COVID-19 pandemic and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to our employees and to vary based on our share price.

In February 2020, we received a cash payment of $50.0 million pursuant to a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry.

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. During the six months ended June 30, 2020, we repurchased $1.05 billion in shares of our common stock under the Repurchase Program. As of August 6, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue in 2020 and until project completion. We estimate 2020 spending on the headquarters campus project to be between $100.0 million and $110.0 million dollars. The COVID-19 pandemic has resulted in a delay to the project schedule. We now estimate construction to be completed in early 2021.

As of June 30, 2020, our cash, cash equivalents and investments of $1.63 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $113.6 million as of June 30, 2020 and $109.3 million as of December 31, 2019.

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

Our operating activities during the six months ended June 30, 2020 provided $566.4 million in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, and proceeds from the mutual covenant-not-to-sue and release agreement. Our total deferred revenue balance grew $186.9 million, or 9%, during the six months ended June 30, 2020.

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

During the six months ended June 30, 2020, cash provided by investing activities was $216.8 million, primarily driven by $278.8 million in cash proceeds from maturities and sales of investments, net of purchases of investments, and partially offset by $58.5 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the six months ended June 30, 2020, cash used in financing activities was $1.09 billion, primarily driven by $1.05 billion used to repurchase shares of our common stock and $43.2 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

        There were no material changes outside the ordinary course of business during the six months ended June 30, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2020 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers;

•the level of demand for our products and services, which may render forecasts inaccurate and may be impacted by the COVID-19 pandemic in ways that we are not able to foresee;

•the timing of channel partner and end-customer orders, and our reliance on a concentration of shipments at the end of each quarter;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to the COVID-19 pandemic;

•the timing of shipments, which may depend on factors such as inventory levels, logistics, manufacturing or shipping delays, our ability to ship new products on schedule and our ability to accurately forecast inventory requirements;

•inventory management;

•component and product inventory shortages, including those caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product refresh cycles;

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•the effectiveness of our sales organization, generally or in a particular geographic region, the time it takes to hire sales personnel and the timing of hiring, and our ability to hire and retain effective sales personnel;

•sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments and increased competition and unpredictability of timing to close sales deals with large enterprises;

•execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on network security and software defined wide area network (“SD-WAN”), infrastructure security, cloud security and endpoint protection, IoT and OT security opportunities;

•the seasonal buying patterns of our end-customers;

•the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity and effectiveness of execution of our sales and marketing teams;

•the timing of revenue recognition for our sales, including any impacts resulting from extension of payment terms to distributors;

•the level of perceived threats to network security, which may fluctuate from period to period;

•any actual or perceived vulnerabilities in our products or services, and any actual or perceived breach of our network or our customers’ networks;

•changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•changes in the growth rates of the network security market in particular and other security and networking markets, such as SD-WAN, for which we sell products and services;

•the timing and success of new product and service introductions or enhancements by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners or end-customers;

•the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors;

•increases or decreases in our billings, revenue and expenses caused by fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our products and services;

•compliance with existing laws and regulations that are applicable to our ability to conduct business with the public sector and other sectors;

•litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•the impact of cloud-based platforms on our billings, revenues, operating margins and free cash flow;

•decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles;

•our ability to both increase revenues and manage and control operating expenses in order to improve our operating margins;

•changes in customer renewal rates or attach rates for our services;

•changes in the timing of our billings and collections for service contracts or the contractual term of service contracts sold;

•changes in the timing of our billings and collections for our contracts with service providers and distributors;

•changes in our estimated annual effective tax rates;

•changes in circumstances and challenges in business conditions, including decreased demand, which may negatively impact our channel partners’ ability to sell the current inventory they hold and negatively impact their future purchases of products from us;

•increased demand for cloud-based services and the uncertainty associated with transitioning to providing such services;

•increased expenses, unforeseen liabilities or write-downs and any impact on results of operations from any acquisition consummated;

•our channel partners having insufficient financial resources to withstand changes and challenges in business conditions;

•disruptions in our channel or termination of our relationship with important channel partners, including as a result of consolidation among distributors and resellers of security solutions;

•insolvency, credit or other difficulties confronting our key suppliers and channel partners, which could affect their ability to purchase or pay for products and services and which could disrupt our supply or distribution chain;

•policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, including increased tariffs applicable to countries where we manufacture our products, foreign imports and tax laws related to international commerce;

•political, economic and social instability, including geo-political instability and uncertainty, such as the impact of the United Kingdom’s exit from the European Union (“Brexit”);

•general economic conditions, both in domestic and foreign markets;

•future accounting pronouncements or changes in our accounting policies as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

•possible impairments or acceleration of depreciation of our existing real estate due to our current real estate holdings and future development plans; and

•legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment and applicable accounting standards.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global financial markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. Moreover, the COVID-19 pandemic has created a reduction in certain business activity and demand for certain solutions, which we believe has negatively impacted our billings and may in the future materially and negatively affect the rate and amount of our billings. The COVID-19 pandemic may adversely affect certain of our partners’ and customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted; certain businesses will not buy our products and services when they otherwise would have; certain current partners, customers and customer prospects may go out of business or face significant business challenges, thereby negatively impacting our sales; due to product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. We have also offered, and may continue to offer, payment terms in excess of our contractual agreements to some of our distributor customers, which may decrease the likelihood that we will be able to collect from these customers. In addition, the COVID-19 pandemic has caused an increase in certain of our expenses, including increased shipping costs, increased cancellation charges and reduced attendance fees due to the cancellation of several of our 2020 Accelerate sales conferences, and it may result in increased component and product manufacturing costs. The COVID-19 pandemic has limited certain demand generation activities, such as conferences and in-person sales meetings, which may reduce our costs, but also may reduce leads that could result in closed sales. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic will negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 31% of our total net accounts receivable as of June 30, 2020.

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

Exclusive Networks Group (“Exclusive”) and Ingram Micro, Inc. (“Ingram Micro”) accounted for 31% and 11% of our total net accounts receivable as of June 30, 2020, respectively. During the three and six months ended June 30, 2020, Exclusive accounted for 31% of our total revenue. During the three months ended June 30, 2019, Exclusive and Ingram Micro accounted for 31% and 11% of our total revenue, respectively. During the six months ended June 30, 2019, Exclusive and Ingram Micro accounted for 31% and 11% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private entity and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk as a private equity-backed company, which may harm our ability to collect on our accounts receivable.

We provide sales channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including our largest distributor Exclusive, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our product and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

As a result of customer-buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We typically arrange for a logistics partner to pick up the last shipment of our products a few hours prior to the end of the quarter, and a delay in the arrival of the logistics partner or other factors such as a power outage could prevent us from shipping and billing for a material amount of products for which we have orders. Further, it is possible that the dollar value of these products intended to be shipped late on the last day of the quarter may be material. Additionally, our service billings are dependent on the completion of certain automated processes by our internal business management systems, some of which cannot be performed until after the related products have been shipped. If we do not have enough time after shipping our products for our systems to perform these processes prior to the end of the quarter, or we have system issues that prevent processing in time to realize service billings in a quarter, we will not be able to bill and realize billings for those services until the following quarter, which may materially negatively impact our billings for a particular quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. Our billings and revenue for any quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price, if expected orders at the end of any quarter are delayed for any reason or our ability to fulfill orders at the end of any quarter is hindered for any reason, including, among others:

•the failure of anticipated purchase orders to materialize;

•our logistics partners’ failure or inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter;

•disruption in manufacturing or shipping based on power outages, system failures, labor disputes, natural disasters or widespread public health problems including pandemics and epidemics such as the COVID-19 pandemic;

•our failure to accurately forecast our inventory requirements and to appropriately manage inventory to meet demand;

•our inability to release new products on schedule;

•any failure of our systems related to order review and processing; and

•any delays in shipments due to trade compliance requirements, labor disputes or logistics changes at shipping ports, airline strikes, severe weather or otherwise.

We rely significantly on revenue from FortiGuard and other security subscription and FortiCare technical support services, and revenue from these services may decline or fluctuate. Because we recognize revenue from these services over the term of the relevant service period, downturns or upturns in sales of FortiGuard and other security subscription and FortiCare technical support services are not immediately reflected in full in our operating results.

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fortinet Security Fabric platform products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•economic or political instability in foreign markets;

•greater difficulty in enforcing contracts and accounts receivable collection, including longer collection periods;

•longer sales processes for larger deals, particularly during the summer months or as a result of the COVID-19 pandemic and related travel and gathering restrictions;

•changes in regulatory requirements;

•difficulties and costs of staffing and managing foreign operations;

•the uncertainty of protection for IP rights in some countries;

•costs of compliance with foreign policies, laws and regulations and the risks and costs of non-compliance with such policies, laws and regulations;

•any disruption in manufacturing or shipping or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

•protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’s sales in certain countries outside of the United States (for example, over the past year, our revenue from sales in China has been insignificant, totaling less than 1% of aggregate revenue, possibly based in part on a preference in China to do business with Chinese businesses over U.S. businesses like Fortinet);

•costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (the “GDPR”), import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

•other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales or sales-related arrangements, such as sales “side agreements” to allow return rights, that could disrupt the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or forecasted and result in restatements of financial statements and irregularities in financial statements;

•our ability to effectively implement and maintain adequate internal controls to properly manage our international sales and operations;

•political unrest, changes and uncertainty associated with terrorism, hostilities, war or natural disasters;

•changes in foreign currency exchange rates;

•management communication and integration problems resulting from cultural differences and geographic dispersion; and

•changes in tax, tariff, employment and other laws.

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

•increased competition from competitors that traditionally target large and medium-sized businesses, service providers and government organizations and that may already have purchase commitments from those end-customers;

•increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements;

•unanticipated changes in the capital resources or purchasing behavior of large end-customers, including changes in the volume and frequency of their purchases and changes in the mix of products and services, willingness to change to cloud delivery model and related payment terms;

•more stringent support requirements in our support service contracts, including stricter support response times, more complex requirements and increased penalties for any failure to meet support requirements;

•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services;

•uncertainty as to timing to close large deals and any delays in closing those deals; and

•longer ramp-up periods for enterprise sales personnel as compared to other sales personnel.

Large and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays; in light of the current COVID-19 pandemic and regulations in place by various government authorities, some of these sales cycles are being further extended. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to manufacture or ship certain products increases for any reason, inventory shortfalls could result. If we cannot manufacture and ship our products due to, for example, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. In order to mitigate supply chain risk from COVID-19, we have increased our on-hand stock of certain products. If we are unable to sell these products, we would be required to write-off excess inventory, which would have an adverse impact on our results of operations.

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

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and Vancouver, Canada. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. The COVID-19 pandemic may also decelerate our hiring and increase the challenge of recruiting qualified personnel to leave their current positions to join us. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software in an effort to gain entry into our customers’ networks. These and other hacking efforts against us and our customers may be ongoing and may recur in the future. Although we take numerous measures and implement multiple layers of security to protect our networks and our customers’ networks, we cannot guarantee that our security products, processes and services will prevent all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide FortiGuard and other security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

In addition, due to the COVID-19 pandemic, a substantial majority of our employees are temporarily working remotely, which may pose additional data security risks. For example, there has been an increase in phishing attempts and spam emails as well as social engineering attempts from hackers hoping to use the recent COVID-19 pandemic to their advantage. The risks described above could therefore be exacerbated by the COVID-19 pandemic.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. We are also susceptible to errors, defects, vulnerabilities or attacks that may arise at, or be inserted into our products in, different stages in our supply chain, or manufacturing processes, and which are out of our control. Attacks may target specific unidentified or unresolved vulnerabilities that exist or arrive only in the supply chain, making these attacks virtually impossible to anticipate and difficult to defend against. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all security threats. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our FortiGate appliances and operating systems could result in a failure of our

FortiGuard and other security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, or any actual or perceived security risk in our supply chain, could adversely affect the market’s perception of our security products and services, cause customers and customer prospects not to buy from us and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•the loss of existing or potential end-customers or channel partners;

•delayed or lost revenue;

•delay or failure to attain market acceptance;

•negative publicity and harm to our reputation; and

•litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

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

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control such as natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic, and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, critical infrastructure attacks and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

•a potential inability to obtain an adequate supply of required parts or components when required;

•financial or other difficulties faced by our suppliers;

•infringement or misappropriation of our IP;

•price increases;

•failure of a component to meet environmental or other regulatory requirements;

•failure to meet delivery obligations in a timely fashion;

•failure in component quality; and

•inability to ship products on a timely basis.

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

For example, the GDPR, which became effective in May 2018 and superseded current EU data protection regulations, imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU. Non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results, as could delays or shortcomings in the implementation of our GDPR compliance program. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for exportation of personal data from the European Economic Area to the United States. Though we are not participants of the Privacy Shield, and instead employ alternative mechanisms for personal data transfers, the ruling raises questions as to GDPR implications and adequate data protection in the United States, and may have an impact on our European customers and related business operations.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The costs of compliance with and the penalties for violations of the GDPR and CCPA, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and election year instability in the United States, continued uncertainty surrounding the United Kingdom’s departure from the EU and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns and developments resulting from the 2020 presidential election, instability in the United Kingdom and the EU as negotiations for the terms of Brexit continue, with the ultimate outcome still uncertain, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of electrical and electronic equipment. The laws and regulations to which we are subject include the EU RoHS Directive, EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling. Starting on January 5, 2021, we will be responsible for submitting product data to a database of hazardous substances known as the Substances of Concern In articles, as such and in complex objects (Products) database (the “SCIP database”). The SCIP database was established under the WFD and will be managed by the European Chemicals Agency. We expect to incur costs in order to comply with this new requirement.

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•public sector budgetary cycles;

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products;

•geopolitical matters, including tariff and trade disputes, Brexit and government shutdowns; and

•rules and regulations applicable to certain government sales, including GSA regulations.

        Government spending may also be negatively impacted by the COVID-19 pandemic.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. government agencies, and any future sales to government organizations is uncertain. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit, other review or unfavorable determination related to any government clearance of certification could result in the government’s refusing to continue buying our products and services, a limitation and reduction of government purchases of our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Further, any refusal to grant certain certifications or clearances by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies, governments and businesses and cause them to not buy our products and services and/or lead to a decrease in demand for our products generally. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government and may not successfully obtain all certifications or clearances required for certain U.S. government purchases.

False detection of vulnerabilities, viruses or security breaches or false identification of spam or spyware could adversely affect our business.

Our FortiGuard and other security subscription services may falsely detect, report and act on viruses or other threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. When our end-customers enable the heuristics feature in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our FortiGuard and other security subscription services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control. These include:

•the mix of earnings in countries with differing statutory tax rates or withholding taxes;

•changes in the valuation of our deferred tax assets and liabilities;

•transfer pricing adjustments;

•an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense;

•changes in availability of tax credits and/or tax deductions;

•tax costs related to intercompany realignments;

•tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our provision for income taxes for the period in which the settlement takes place; and

•changes in accounting principles, court decisions, tax rulings, and interpretations of or changes to tax laws, and regulations by international, federal or local governmental authorities.

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

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 37 countries, including the United States, has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

Our inability to successfully acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents. For example, we closed our acquisitions of enSilo and CyberSponse in the fourth quarter of 2019, and we acquired OPAQ Networks, Inc. in July 2020. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or IP could significantly divert management time and resources.

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

A significant natural disaster, such as an earthquake, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays and reductions in billings and revenues, and the COVID-19 pandemic will negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, civil unrest, labor disruptions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

Our new products or product enhancements could fail to attain sufficient market acceptance for many reasons, including:

•delays in releasing our new products or enhancements to the market;

•failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•failure to have the appropriate research and development expertise and focus to make our top strategic fabric products successful;

•failure of our sales force and partners to focus on selling new products;

•inability to interoperate effectively with the networks or applications of our prospective end-customers;

•inability to protect against new types of attacks or techniques used by hackers;

•actual or perceived defects, vulnerabilities, errors or failures;

•negative publicity about their performance or effectiveness;

•introduction or anticipated introduction of competing products by our competitors;

•poor business conditions for our end-customers, causing them to delay IT purchases;

•changes to the regulatory requirements around security; and

•reluctance of customers to purchase products incorporating open source software.

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

Many of our existing and potential competitors enjoy substantial competitive advantages such as:

•greater name recognition and longer operating histories;

•larger sales and marketing budgets and resources;

•broader distribution and established relationships with distribution partners and end-customers;

•access to larger customer bases;

•greater customer support resources;

•greater resources to make acquisitions;

•lower labor and development costs; and

•substantially greater financial, technical and other resources.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, the six months ended June 30, 2020, the closing price of our common stock ranged from $75.70 to $145.62 per share.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of August 6, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•limiting the liability of, and providing indemnification to, our directors and officers;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•providing that certain litigation matters may only be brought against us in state or federal courts in the State of Delaware;

•controlling the procedures for the conduct and scheduling of board and stockholder meetings; and

•providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	1.4	$99.69	1.4	$546.8
May 1 - May 31, 2020	—	$—	—	$546.8
June 1 - June 30, 2020	—	$—	—	$546.8
Total	1.4	$99.69	1.4

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion.

ITEM 6.  Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	July 21, 2020	3.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2020

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)