Form 10-Q
period 2020-09-30
Fortinet, Inc.
filed 2020-11-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of October 30, 2020, there were 162,332,075 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$882.3	$1,222.5
Short-term investments	774.4	843.1
Accounts receivable—net	546.6	544.3
Inventory	134.5	117.9
Prepaid expenses and other current assets	46.8	41.2
Total current assets	2,384.6	2,769.0
LONG-TERM INVESTMENTS	117.9	144.3
PROPERTY AND EQUIPMENT—NET	419.4	344.3
DEFERRED CONTRACT COSTS	281.1	237.0
DEFERRED TAX ASSETS	230.1	226.3
GOODWILL	68.2	67.2
OTHER INTANGIBLE ASSETS—NET	25.3	31.1
OTHER ASSETS	59.6	60.0
TOTAL ASSETS	$3,586.2	$3,879.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95.9	$96.4
Accrued liabilities	127.8	101.8
Accrued payroll and compensation	121.9	101.8
Deferred revenue	1,300.0	1,155.8
Total current liabilities	1,645.6	1,455.8
DEFERRED REVENUE	1,092.0	953.3
INCOME TAX LIABILITIES	79.3	82.8
OTHER LIABILITIES	56.1	44.9
Total liabilities	2,873.0	2,536.8
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 162.3 and 171.7 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	0.2	0.2
Additional paid-in capital	1,178.5	1,180.3
Accumulated other comprehensive income	1.4	1.1
Retained earnings (accumulated deficit)	(466.9)	160.8
Total stockholders’ equity	713.2	1,342.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,586.2	$3,879.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUE:
Product	$223.8	$197.1	$628.0	$549.7
Service	427.3	351.0	1,218.4	995.2
Total revenue	651.1	548.1	1,846.4	1,544.9
COST OF REVENUE:
Product	84.3	79.0	245.0	231.9
Service	54.9	45.1	158.0	133.5
Total cost of revenue	139.2	124.1	403.0	365.4
GROSS PROFIT:
Product	139.5	118.1	383.0	317.8
Service	372.4	305.9	1,060.4	861.7
Total gross profit	511.9	424.0	1,443.4	1,179.5
OPERATING EXPENSES:
Research and development	90.0	69.9	252.4	205.9
Sales and marketing	266.7	227.4	780.5	669.8
General and administrative	29.4	26.1	87.1	74.9
Gain on intellectual property matter	(1.1)	—	(39.0)	—
Total operating expenses	385.0	323.4	1,081.0	950.6
OPERATING INCOME	126.9	100.6	362.4	228.9
INTEREST INCOME—NET	2.5	11.4	15.7	32.6
OTHER EXPENSE—NET	(1.0)	(6.0)	(8.1)	(6.9)
INCOME BEFORE INCOME TAXES	128.4	106.0	370.0	254.6
PROVISION FOR INCOME TAXES	5.0	25.8	28.2	41.1
NET INCOME	$123.4	$80.2	$341.8	$213.5
Net income per share (Note 10):
Basic	$0.76	$0.47	$2.07	$1.25
Diluted	$0.75	$0.46	$2.03	$1.22
Weighted-average shares outstanding:
Basic	162.1	171.3	164.8	170.9
Diluted	165.6	174.8	168.4	174.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$123.4	$80.2	$341.8	$213.5
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(1.4)	0.2	0.7	2.7
Less: tax provision (benefit) related to change in unrealized gains (losses) on investments	(0.3)	—	0.4	0.7
Other comprehensive income (loss)	(1.1)	0.2	0.3	2.0
Comprehensive income	$122.3	$80.4	$342.1	$215.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(590.3)	$566.7
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.5	—	(25.1)	—	—	(25.1)
Stock-based compensation expense	—	—	49.3	—	—	49.3
Net unrealized loss on investments - net of tax	—	—	—	(1.1)	—	(1.1)
Net income	—	—	—	—	123.4	123.4
BALANCE—September 30, 2020	162.3	$0.2	$1,178.5	$1.4	$(466.9)	$713.2

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2019	171.0	$0.2	$1,130.2	$0.9	$8.1	$1,139.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(17.8)	—	—	(17.8)
Repurchase and retirement of common stock	(0.3)	—	(2.2)	—	(24.3)	(26.5)
Stock-based compensation expense	—	—	42.4	—	—	42.4
Net unrealized gain on investments - net of tax	—	—	—	0.2	—	0.2
Net income	—	—	—	—	80.2	80.2
BALANCE—September 30, 2019	171.3	$0.2	$1,152.6	$1.1	$64.0	$1,217.9

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$160.8	$1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.0	—	(68.3)	—	—	(68.3)
Repurchase and retirement of common stock	(11.4)	—	(76.5)	—	(969.5)	(1,046.0)
Stock-based compensation expense	—	—	143.0	—	—	143.0
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	0.3
Net income	—	—	—	—	341.8	341.8
BALANCE—September 30, 2020	162.3	$0.2	$1,178.5	$1.4	$(466.9)	$713.2

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(42.2)	$1,025.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.1	—	(36.1)	—	—	(36.1)
Repurchase and retirement of common stock	(1.6)	—	(10.0)	—	(107.4)	(117.4)
Stock-based compensation expense	—	—	130.4	—	—	130.4
Cumulative-effect adjustment from adoption of ASU 2018-02				(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	2.0	—	2.0
Net income	—	—	—	—	213.5	213.5
BALANCE—September 30, 2019	171.3	$0.2	$1,152.6	$1.1	$64.0	$1,217.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341.8	$213.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	143.0	130.4
Amortization of deferred contract costs	99.8	78.5
Depreciation and amortization	52.1	45.9
Amortization of investment premiums (discounts)	0.2	(4.7)
Other	5.8	5.0
Changes in operating assets and liabilities:
Accounts receivable—net	(3.1)	60.5
Inventory	(31.0)	(25.2)
Prepaid expenses and other current assets	(4.6)	(6.3)
Deferred contract costs	(143.9)	(113.1)
Deferred tax assets	4.4	11.5
Other assets	(2.0)	(0.8)
Accounts payable	(4.2)	(6.2)
Accrued liabilities	16.5	(16.6)
Accrued payroll and compensation	19.5	(9.5)
Other liabilities	10.3	(1.0)
Deferred revenue	282.6	255.7
Net cash provided by operating activities	787.2	617.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(776.3)	(1,072.4)
Sales of investments	141.4	19.7
Maturities of investments	730.3	695.0
Purchases of property and equipment	(93.6)	(45.0)
Payments made in connection with business combination, net of cash acquired	(9.2)	—
Other	(0.4)	—
Net cash used in investing activities	(7.8)	(402.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(1,046.0)	(117.6)
Proceeds from issuance of common stock	18.2	41.8
Taxes paid related to net share settlement of equity awards	(86.5)	(76.0)
Payments of debt assumed in connection with business combination	(4.1)	—
Other	(1.2)	—
Net cash used in financing activities	(1,119.6)	(151.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(340.2)	63.1
CASH AND CASH EQUIVALENTS—Beginning of period	1,222.5	1,112.4
CASH AND CASH EQUIVALENTS—End of period	$882.3	$1,175.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$14.7	$12.6
Cash paid to settle liability incurred for repurchase of common stock	$—	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$14.8	$16.3
Liability for purchase of property and equipment	$26.1	$20.1
Liability incurred for repurchase of common stock	$—	$4.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements for the year ended December 31, 2019. For 2020, the amounts previously reported as Income taxes payable are included in Accrued liabilities. Prior periods have been reclassified to conform with current period presentation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2020.

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

2.     IMMATERIAL CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the period ended June 30, 2020, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare standalone service contracts. Rather than commencing recognition upon end user registration, we should have begun to recognize revenue over the service period when control had passed to the distributor which we have determined is our customer. We assessed the effect of this correction, individually and in the aggregate, on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the correction was not individually material to any of our prior interim or annual consolidated financial statements.

All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

The corrections to our condensed consolidated balance sheet as of December 31, 2019 were as follows (in millions):

	December 31, 2019
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$232.6	$(6.3)	$226.3
TOTAL ASSETS	3,885.5	(6.3)	3,879.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	1,173.6	(17.8)	1,155.8
Total current liabilities	1,473.6	(17.8)	1,455.8
DEFERRED REVENUE	962.3	(9.0)	953.3
Total liabilities	2,563.6	(26.8)	2,536.8
STOCKHOLDERS’ EQUITY:
Retained earnings (accumulated deficit)	140.3	20.5	160.8
Total stockholders’ equity	1,321.9	20.5	1,342.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,885.5	$(6.3)	$3,879.2

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our condensed consolidated statements of income for the three and nine months ended September 30, 2019 were as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$350.4	$0.6	$351.0
Total revenue	547.5	0.6	548.1
GROSS PROFIT:
Service	305.3	0.6	305.9
Total gross profit	423.4	0.6	424.0
OPERATING INCOME	100.0	0.6	100.6
INCOME BEFORE INCOME TAXES	105.4	0.6	106.0
PROVISION FOR INCOME TAXES	25.6	0.2	25.8
NET INCOME	$79.8	$0.4	$80.2
Net income per share (Note 10):
Basic	$0.47	$—	$0.47
Diluted	$0.46	$—	$0.46

	Nine Months Ended September 30, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$992.1	$3.1	$995.2
Total revenue	1,541.8	3.1	1,544.9
GROSS PROFIT:
Service	858.6	3.1	861.7
Total gross profit	1,176.4	3.1	1,179.5
OPERATING INCOME	225.8	3.1	228.9
INCOME BEFORE INCOME TAXES	251.5	3.1	254.6
PROVISION FOR INCOME TAXES	40.2	0.9	41.1
NET INCOME	$211.3	$2.2	$213.5
Net income per share (Note 10):
Basic	$1.24	$0.01	$1.25
Diluted	$1.21	$0.01	$1.22

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 were as follows (in millions):

	Nine Months Ended September 30, 2019
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211.3	$2.2	$213.5
Changes in operating assets and liabilities:
Deferred tax assets	10.6	0.9	11.5
Deferred revenue	258.8	(3.1)	255.7
Net cash provided by operating activities	$617.6	$—	$617.6

The results for the nine months ended September 30, 2020 include corrections to increase revenue, gross profit and operating income by $0.8 million and $2.1 million for the three months ended March 31, 2020 and June 30, 2020, respectively, and to increase net income by $0.6 million and $1.7 million for the three months ended March 31, 2020 and June 30, 2020, respectively. The correction did not change diluted net income per share for the three months ended March 31, 2020 but did increase diluted net income per share by $0.01 for the three months ended June 30, 2020. For all periods in which we corrected net income, we made corresponding corrections to net income and comprehensive income in our condensed consolidated statements of comprehensive income and to net income, retained earnings (accumulated deficit) and total stockholders’ equity in our condensed consolidated statements of stockholders’ equity.

3.     REVENUE RECOGNITION

We sell cybersecurity solutions to a variety of organizations, such as enterprises, communication service providers, government organizations and small businesses. Our revenue consists of product and service revenue. Product revenue is generated by our FortiGate network security appliances, our Fortinet Security Fabric platform products and other products. Service revenue relates to sales of our security subscription services, which mainly consist of our FortiGuard security solutions, as well as our FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product	$223.8	$197.1	$628.0	$549.7
Service:
Security subscription	235.4	192.8	669.4	545.5
Technical support and other	191.9	158.2	549.0	449.7
Total service revenue	427.3	351.0	1,218.4	995.2
Total revenue	$651.1	$548.1	$1,846.4	$1,544.9

Deferred Revenue

During the three months ended September 30, 2020 and September 30, 2019, we recognized $263.1 million and $211.8 million in service revenue that was included in the deferred revenue balance as of December 31, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2020 and September 30, 2019, we recognized $921.7 million and $754.5 million in service revenue that was included in the deferred revenue balance as of December 31, 2019 and December 31, 2018, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.39 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.30 billion as revenue over the next 12 months and the remainder thereafter.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. On January 1, 2020, we adopted Topic 326, which provides guidance on how to measure credit losses on financial instruments, including accounts receivable. Prior to our adoption of Topic 326, our accounts receivable balance was reduced by an allowance for doubtful accounts that we determined based on our assessment of the collectability of customer accounts. Under Topic 326, our accounts receivable balance is reduced by an allowance for expected credit losses. We measure expected credit losses of accounts receivable on a collective (pooled) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis.

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

The allowance for credit losses was $2.2 million as of September 30, 2020, and the allowance for doubtful accounts was $1.2 million as of December 31, 2019. Provisions, write-offs and recoveries were not material during the nine months ended September 30, 2020.

Deferred Contract Costs

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of deferred contract costs is included in sales and marketing expense in our condensed consolidated statements of income. Amortization of deferred contract costs during the three months ended September 30, 2020 and September 30, 2019 were $35.3 million and $27.5 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2020 and September 30, 2019 were $99.8 million and $78.5 million, respectively.

4.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$501.1	$1.8	$(0.1)	$502.8
U.S. government securities	166.3	0.1	—	166.4
Commercial paper	125.2	0.1	—	125.3
Certificates of deposit and term deposits (1)	97.8	—	—	97.8
Total available-for-sale securities	$890.4	$2.0	$(0.1)	$892.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$576.1	$1.0	$(0.1)	$577.0
U.S. government securities	195.0	0.2	—	195.2
Commercial paper	148.7	0.1	—	148.8
Certificates of deposit and term deposits (1)	66.4	—	—	66.4
Total available-for-sale securities	$986.2	$1.3	$(0.1)	$987.4

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$103.9	$—	$—	$—	$103.9	$—
U.S. government securities	42.1	—	—	—	42.1	—
Commercial paper	24.6	—	—	—	24.6	—
Certificates of deposit and term deposits	17.3	(0.1)	—	—	17.3	(0.1)
Total available-for-sale securities	$187.9	$(0.1)	$—	$—	$187.9	$(0.1)

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117.3	$(0.1)	$16.1	$—	$133.4	$(0.1)
U.S. government securities	47.1	—	—	—	47.1	—
Commercial paper	26.0	—	—	—	26.0	—
Certificates of deposit and term deposits	13.0	—	—	—	13.0	—
Total available-for-sale securities	$203.4	$(0.1)	$16.1	$—	$219.5	$(0.1)

The contractual maturities of our investments were as follows (in millions):

	September 30, 2020	December 31, 2019
Due within one year	$774.4	$843.1
Due within one to three years	117.9	144.3
Total	$892.3	$987.4

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest of $3.2 million as of September 30, 2020 is excluded from both the fair value and the amortized cost of our available-for-sale securities and is recorded in Prepaid expenses and other current assets in our condensed consolidated balance sheet. We have elected to not record an allowance for credit losses for accrued interest for available-for-sale securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to 2020, we followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our available-for-sale securities as of September 30, 2020 and as of December 31, 2019 were caused by fluctuations in market value and interest rates as a result of the economic environment. We concluded that an allowance for credit losses was unnecessary as of September 30, 2020 and that the impairments as of December 31, 2019 were not other than temporary because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020				December 31, 2019
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$505.9	$—	$505.9	$—	$577.0	$—	$577.0	$—
U.S. government securities	166.4	166.4	—	—	195.2	195.2	—	—
Commercial paper	125.3	—	125.3	—	165.8	—	165.8	—
Certificates of deposit and term deposits	97.8	—	97.8	—	66.4	—	66.4	—
Money market funds	164.0	164.0	—	—	15.0	15.0	—	—
Total	$1,059.4	$330.4	$729.0	$—	$1,019.4	$210.2	$809.2	$—

Reported as:
Cash equivalents	$167.1				$32.0
Short-term investments	774.4				843.1
Long-term investments	117.9				144.3
Total	$1,059.4				$1,019.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020 and year ended December 31, 2019.

5.     INVENTORY

Inventory consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Raw materials	$15.6	$9.7
Finished goods	118.9	108.2
Inventory	$134.5	$117.9

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Land	$93.3	$93.3
Building and building improvements	148.1	147.4
Computer equipment and software	131.5	116.7
Leasehold improvements	30.3	25.5
Evaluation units	18.8	19.9
Furniture and fixtures	20.0	17.3
Construction-in-progress	140.8	61.2
Total property and equipment	582.8	481.3
Less: accumulated depreciation	(163.4)	(137.0)
Property and equipment—net	$419.4	$344.3

Construction-in-progress consists primarily of costs incurred in connection with the construction of a second building at our headquarters campus.

Depreciation expense was $13.9 million and $12.8 million during the three months ended September 30, 2020 and September 30, 2019, respectively. Depreciation expense was $41.6 million and $37.8 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.

7.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. We own less than 20% of the voting securities in each of these investments and do not have the ability to exercise significant influence over operating and financial policies of the respective entities. These investments are recorded as Other assets in our condensed consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. In the first quarter of 2020 and in the third quarter of 2019, we recognized non-cash impairment charges of $4.3 million and $3.8 million in Other expense—net in our condensed consolidated statements of income, respectively. Cumulative impairment adjustments to all equity securities without readily determinable fair values totaled $8.1 million since their respective acquisitions through September 30, 2020. As of September 30, 2020, no other events have occurred that would affect the carrying value of these investments.

8.     BUSINESS COMBINATION

OPAQ Networks, Inc.

On July 20, 2020, we acquired all outstanding shares of OPAQ Networks, Inc. (“OPAQ”), a privately held Secure Access Service Edge (“SASE”) cloud provider.

Under the acquisition method of accounting in accordance with ASC 805, the total preliminary purchase price was allocated to OPAQ’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The preliminary purchase price for OPAQ was $8.0 million in cash, of which $1.0 million was allocated to goodwill, $4.7 million was allocated to identifiable intangible assets, the majority of which was developed technology, and $2.3 million was allocated to other net assets acquired, which predominantly included cash, deferred tax assets, operating lease right-of-use assets and lease liabilities, accounts payable, accrued liabilities and assumed debt. The preliminary purchase price included a $1.3 million indemnity fund held in escrow for 12 months after the transaction closing date. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies, and goodwill is non-deductible for tax purposes.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the acquisition date. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of acquired assets and assumed liabilities.

The operating results of the acquired company are included in our condensed consolidated statement of income from the date of acquisition. Acquisition-related costs for this acquisition were not material. Pro forma information has not been presented as the impact of this acquisition was not material to our condensed consolidated financial statements.

9.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 2019	$67.2
Addition due to business combination	1.0
Balance—September 2020	$68.2

There were no impairments to goodwill during the nine months ended September 30, 2020 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net as of September 30, 2020 and December 31, 2019 (in millions, except years):

	September 30, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$53.3	$30.2	$23.1
Customer relationships	4.1	21.8	19.6	2.2
Total other intangible assets—net		$75.1	$49.8	$25.3

	December 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$50.2	$24.6	$25.6
Customer relationships	4.1	21.6	16.1	5.5
Total other intangible assets—net		$71.8	$40.7	$31.1

Amortization expense was $2.8 million and $2.2 million during the three months ended September 30, 2020 and September 30, 2019, respectively. Amortization expense was $10.5 million and $8.1 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2020 (the remainder of 2020)	$2.7
2021	9.6
2022	7.5
2023	4.8
2024	0.7
Total	$25.3

10.     NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income	$123.4	$80.2	$341.8	$213.5

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	162.1	171.3	164.8	170.9
Diluted shares:
Weighted-average common stock outstanding-basic	162.1	171.3	164.8	170.9
Effect of potentially dilutive securities:
RSUs	2.3	2.4	2.4	2.9
Stock options	1.2	1.1	1.2	1.1
Weighted-average shares used to compute diluted net income per share	165.6	174.8	168.4	174.9
Net income per share:
Basic	$0.76	$0.47	$2.07	$1.25
Diluted	$0.75	$0.46	$2.03	$1.22

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
RSUs	0.3	0.2	0.3	0.3
Stock options	0.6	0.7	0.5	0.6
Total	0.9	0.9	0.8	0.9

11.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately seven years, some of which include one or more options to renew, with renewal terms of up to six years. Unless and until we are reasonably certain we will exercise these renewal options, we do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility.

During the year ended December 31, 2019, we entered into a finance lease with $3.6 million lease liabilities arising from obtaining right-of-use assets with a lease term of approximately two years. Our remaining finance leases were not material to our condensed consolidated financial statements. The related assumptions and further disclosures for finance leases are not material.

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$4.8	$3.8	$13.5	$11.1
Variable lease expense (1)	0.7	0.7	1.7	1.9
Short-term lease expense	1.0	0.8	2.9	2.2
Total lease expense	$6.5	$5.3	$18.1	$15.2
(1) Variable lease expense for the nine months ended September 30, 2020 and September 30, 2019 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	September 30, 2020	December 31, 2019
Operating lease ROU assets - non-current	Other assets	$45.6	$44.3

Operating lease liabilities - current	Accrued liabilities	$17.2	$15.5
Operating lease liabilities - non-current	Other liabilities	31.0	30.6
Total operating lease liabilities		$48.2	$46.1

Weighted average remaining lease term in years - operating leases		3.6	3.7
Weighted average discount rate - operating leases		3.2%	2.8%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$13.8	$11.9

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in millions):

Year ending December 31,	Amount
2020 (the remainder of 2020)	$4.2
2021	17.8
2022	12.6
2023	7.2
2024	5.3
Thereafter	4.0
Total lease payments	51.1
Less imputed interest	(2.9)
Total	$48.2

As of September 30, 2020, we had additional minimum lease payments of $3.8 million relating to operating leases that had been signed but had not yet commenced and therefore were excluded from the table above. These leases will commence during 2020 and will have lease terms of approximately three to five years.

12.     MUTUAL COVENANT-NOT-TO-SUE AND RELEASE AGREEMENT

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

During the three and nine months ended September 30, 2020, we recorded $1.1 million and $39.0 million in Gain on IP matter in our condensed consolidated statements of income, respectively. We recorded $11.0 million in Accrued liabilities and Other liabilities in our condensed consolidated balance sheet as of September 30, 2020.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2020 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Inventory purchase commitments	$284.7	$207.6	$77.1	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers, which may not be cancelable. As of September 30, 2020, we had $284.7 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2020, we had $23.1 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

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

14.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of September 30, 2020, there was a total of 12.1 million shares of common

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock available for grant under the Amended Plan. We also previously had an Employee Stock Purchase Plan (“ESPP”) for eligible employees, which was terminated in February 2019.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2019	6.1	$64.56
Granted	1.8	121.30
Forfeited	(0.3)	76.80
Vested	(2.3)	57.07
Balance—September 30, 2020	5.3	$86.31

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2020, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $399.1 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Shares withheld for taxes	0.2	0.2	0.7	0.9
Amount withheld for taxes	$27.6	$19.6	$86.5	$76.1

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expected term in years	4.4	4.4	4.4	4.4
Volatility	39.9%	35.3%	34.6%	34.2%
Risk-free interest rate	0.2%	1.4%	1.1%	2.4%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	2.7	$50.37
Granted	0.6	118.96
Forfeited	(0.1)	91.73
Exercised	(0.4)	40.99
Balance—September 30, 2020	2.8	$66.72
Options vested and expected to vest—September 30, 2020	2.8	$66.72	4.4	$146.4
Options exercisable—September 30, 2020	1.5	$42.81	3.3	$109.6

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2020 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2020, total compensation expense related to unvested stock options granted to employees but not yet recognized was $35.1 million, with a weighted-average remaining vesting period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-average fair value per share granted	$43.80	$24.97	$35.76	$26.96

Intrinsic value of options exercised	5.5	3.2	35.8	40.1
Fair value of options vested	2.5	2.0	10.9	8.2

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of product revenue	$0.4	$0.4	$1.2	$1.2
Cost of service revenue	3.3	2.7	9.5	8.4
Research and development	12.7	9.3	35.6	28.7
Sales and marketing	27.7	24.9	81.3	76.6
General and administrative	5.9	5.1	17.3	15.5
Total stock-based compensation expense	$50.0	$42.4	$144.9	$130.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
RSUs	$46.4	$39.5	$134.5	$120.6
Stock options	3.6	2.9	10.4	8.5
ESPP	—	—	—	1.3
Total stock-based compensation expense	$50.0	$42.4	$144.9	$130.4

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income tax benefit associated with stock-based compensation	$11.0	$9.8	$31.9	$30.1

Share Repurchase Program

In July 2020, under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors approved a $500.0 million increase and extended the term to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. Share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the nine months ended September 30, 2020, we repurchased 11.4 million shares of common stock under the Repurchase Program in open market transactions at an average price $91.55 per share, for an aggregate purchase price $1.05 billion. As of September 30, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program.

15.     INCOME TAXES

Our effective tax rate was 4% for the three months ended September 30, 2020, compared to an effective tax rate of 24% for the same period last year. Our effective tax rate was 8% for the nine months ended September 30, 2020, compared to an effective tax rate of 16% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended September 30, 2020 and September 30, 2019 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes that were $17.5 million and $32.7 million, respectively. The U.S. federal and state taxes included a tax benefit of $16.0 million from the foreign-derived intangible income deduction for the three months ended September 30, 2020. The tax rates for the three months ended September 30, 2020 and September 30, 2019 were impacted by excess tax benefits from stock-based compensation expense of $12.5 million and $6.9 million, respectively.

The tax rates for the nine months ended September 30, 2020 and September 30, 2019 were impacted by U.S. federal and state taxes, withholding taxes and foreign taxes of $74.8 million and $75.4 million, respectively. The U.S. federal and state taxes included a tax benefit of $25.6 million from the foreign-derived intangible income deduction for the nine months ended September 30, 2020. The tax rates for the nine months ended September 30, 2020 and September 30, 2019 were impacted by excess tax benefits from stock-based compensation expense of $37.6 million and $34.6 million, respectively, and release of reserves of $9.0 million and $10.0 million, respectively, on uncertain tax positions and the interest due to the expiration of the statute of limitations. The provision for income taxes for the nine months ended September 30, 2019 was further impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the opinion of the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”) described below, regarding stock-based compensation expense in cost sharing arrangements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2020 and December 31, 2019, unrecognized tax benefits were $67.1 million and $67.5 million, respectively. If recognized, $61.7 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2020 and December 31, 2019, accrued interest and penalties were $13.1 million and $14.1 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $4.0 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

On July 9, 2020, the United States Department of the Treasury (the “U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final Section 250 regulations, providing guidance on foreign-derived intangible income deduction and global intangible low-taxed income. Generally, the final regulations are applicable for taxable years beginning on or after January 1, 2021. However, taxpayers may apply the final regulations for taxable years beginning on or after January 1, 2018. We have elected to apply the final regulations to the year ending December 31, 2020 and included the tax impact from the final regulations on our foreign-derived intangible income deduction calculation.

On September 29, 2020, the U.S. Treasury and the IRS released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Cuts and Jobs Act. Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ending on or after December 16, 2019, except as otherwise specified. We are in the process of analyzing the tax impact from the final regulations on our foreign tax credit calculation.

16.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2020 and September 30, 2019 were $2.1 million and $1.8 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2020 and September 30, 2019 were $6.5 million and $5.2 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.     SEGMENT INFORMATION

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Americas:
United States	$206.0	$182.3	$589.1	$506.9
Other Americas	66.4	58.7	186.9	161.1
Total Americas	272.4	241.0	776.0	668.0
Europe, Middle East and Africa (“EMEA”)	243.3	200.9	693.5	571.1
Asia Pacific (“APAC”)	135.4	106.2	376.9	305.8
Total revenue	$651.1	$548.1	$1,846.4	$1,544.9

Property and Equipment—net	September 30, 2020	December 31, 2019
Americas:
United States	$270.9	$197.4
Canada	121.3	120.5
Latin America	6.9	5.5
Total Americas	399.1	323.4
EMEA	15.3	15.2
APAC	5.0	5.7
Total property and equipment—net	$419.4	$344.3

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Exclusive Networks Group (“Exclusive”)	29%	30%	30%	31%
Ingram Micro, Inc. (“Ingram Micro”)	10%	11%	10%	11%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2020	December 31, 2019
Exclusive	31%	36%
Ingram Micro	11%	10%
Tech Data Corporation	10%	*

* Represents less than 10%

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and response. The Fortinet Security Fabric platform helps organizations secure their environments and reduce their security and network complexities. The Fortinet Security Fabric platform has an open architecture designed to connect Fortinet solutions and third-party solutions into a single ecosystem, enabling integration and automation.

Our product offerings consist of our FortiGate network security product family and our non-FortiGate products. Our FortiGate hardware and software licenses are sold with a set of security services in addition to networking features. Our security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver protection services to each FortiGate appliance and virtual machine that is registered by the end-customer.

Our FortiOS operating system, virtual machines and associated security and networking functions are combined to form the Fortinet Security Fabric platform. This approach to security ties discrete security solutions together into an integrated whole.

Our proprietary Security Processing Units (“SPUs”) are Application-Specific Integrated Circuits that are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, software-defined wide-area network (“SD-WAN”), network address translation, Intrusion Prevention Systems (“IPS”), threat detection and encryption.

FortiOS provides the foundation for the operation of all FortiGate network security appliances, whether physical, virtual, private- or public-cloud based, and is at the heart of the Fortinet Security Fabric platform. We make regular updates to FortiOS available through our FortiCare support services. The security and networking capabilities of the Fortinet Security Fabric platform are controlled through FortiOS. FortiOS directs the operations of processors and SPUs and provides system management functions.

The focus areas of our business consist of:

•Security-Driven Networking—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer inspection, SD-WAN, IPS, sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and WAN edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing SPU technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include teleworker and remote security solutions such as FortiAuthenticator, FortiClient and FortiToken, as well as Secure Access (Wi-Fi and switch).

•Dynamic Cloud Security—We help customers connect securely to and across their individual, hybrid and multi-cloud environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Fortinet cloud security offerings are available across all major public and private cloud providers, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud, IBM Cloud and VMWare Cloud. Our Cloud Security portfolio also includes securing applications, including email and web.

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

•AI-Driven Security Operations—We develop and provide AI-driven security operations solutions, including FortiGuard and other security subscription services, endpoint detection and response, and our security operations, analytics, and reporting (“SOAR”) capabilities and solutions, that can be applied across the entire Fortinet Security Fabric platform. These solutions deliver intelligence and insights.

In addition to our security solutions, our customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates and protection updates delivered by FortiGuard Labs, FortiCare technical support services and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

Correction of Prior Period Financial Data

As discussed further in Note 2 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare standalone service contracts, which resulted in an understatement of revenue during the three and nine months ended September 30, 2019 and the six months ended June 30, 2020.

The correction of this error resulted in increases to service revenue, gross profit and operating income of $2.9 million for the six months ended June 30, 2020 and $0.6 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. Net income increased by $2.3 million for the six months ended June 30, 2020 and by $0.4 million and $2.2 million for the three and nine months ended September 30, 2019, which resulted in an increase to diluted net income per share of $0.02 for the six months ended June 30, 2020, no impact for the three months ended September 30, 2019 and an increase of $0.01 for the nine months ended September 30, 2019.

We evaluated the effect of this correction on the previous results of operations and determined that it did not impact any trends previously disclosed. This correction did not impact billings, net cash provided by operating activities or free cash flows.

Financial Highlights

•Total revenue was $651.1 million and $1.85 billion during the three and nine months ended September 30, 2020, respectively, an increase of 19% and 20%, respectively, compared to $548.1 million and $1.54 billion in the same periods last year, respectively. Product revenue was $223.8 million and $628.0 million during the three and nine months ended September 30, 2020, respectively, an increase of 14% in both periods, compared to $197.1 million and $549.7 million in the same periods last year, respectively. Service revenue was $427.3 million and $1.22 billion during the three and nine months ended September 30, 2020, respectively, an increase of 22% in both periods, compared to $351.0 million and $995.2 million in the same periods last year, respectively.

•Total gross profit was $511.9 million and $1.44 billion during the three and nine months ended September 30, 2020, respectively, an increase of 21% and 22%, respectively, compared to $424.0 million and $1.18 billion in the same periods last year, respectively.

•We generated operating income of $126.9 million and $362.4 million during the three and nine months ended September 30, 2020, respectively, an increase of 26% and 58%, respectively, compared to $100.6 million and $228.9 million in the same periods last year, respectively. Operating income during the three and nine months ended September 30, 2020 included gains on an intellectual property (“IP”) matter of $1.1 million and $39.0 million, respectively.

•Cash, cash equivalents and investments were $1.77 billion as of September 30, 2020.

•During the nine months ended September 30, 2020, we repurchased 11.4 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $1.05 billion.

•Deferred revenue was $2.39 billion as of September 30, 2020, an increase of $282.9 million, or 13%, from December 31, 2019.

•We generated cash flows from operating activities of $787.2 million, which includes $50.0 million proceeds from an IP matter, during the nine months ended September 30, 2020, an increase of $169.6 million, or 27%, compared to the same period last year.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended September 30, 2020, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 42%, 37% and 21% of our total revenue, respectively, and increased by 13%, 21% and 27% compared to the same period last year, respectively. During the nine months ended September 30, 2020, the Americas region, the Europe, Middle East and Africa region and the Asia Pacific region contributed 42%, 38% and 20% of our total revenue, respectively, and increased by 16%, 21% and 23% compared to the same period last year, respectively.

Product revenue grew 14% during both the three and nine months ended September 30, 2020 compared to the same periods last year. We experienced revenue growth across several of our hardware and software products, including SD-WAN and teleworker and remote security solutions. Service revenue growth of 22% during both the three and nine months ended September 30, 2020 compared to the same periods last year was driven by the strength of our FortiGuard and other security subscription revenue, which grew 22% and 23%, respectively, and of our FortiCare technical support and other service revenue, which grew 21% and 22%, respectively, compared to the same periods last year.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2020, approximately 50% of our billings in the aggregate were from over 80 countries that individually contributed less than 3% of our billings.

During the third quarter of 2020, we acquired OPAQ Networks, Inc. (“OPAQ”) to further enhance the Fortinet Security Fabric platform by providing enterprises with OPAQ’s patented Zero Trust Network Access, SASE cloud solution. The impact of this acquisition was not material to our condensed consolidated financial statements.

During the three and nine months ended September 30, 2020, we recognized gains of $1.1 million and $39.0 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter, operating expenses as a percentage of revenue increased by 0.3 percentage points and decreased by 0.8 percentage points, respectively, during the three and nine months ended September 30, 2020 compared to the same periods last year. Headcount increased to 8,075 employees and contractors as of September 30, 2020, a 4% increase compared to 7,756 as of June 30, 2020 and a 14% increase compared to 7,082 as of December 31, 2019. The acquisition of OPAQ increased headcount by 44 employees.

COVID-19 Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have taken a number of actions to protect our employees, including restricting travel and directing most of our employees to work from home. Where onsite work is permitted, we have implemented measures such as staggered work shifts, social distancing, the use of face coverings, health safety awareness training and frequent disinfection of shared spaces. We have implemented our readiness plans, which include steps to maintain critical internet infrastructure with most employees working remotely.

We are also providing free online information technology security training for the public, aimed at helping high school and college students and professionals augment their security skill sets to open career opportunities and to help narrow the security skills gap. As of September 30, 2020, there have been over 600,000 registrations for our free online trainings since we launched the program.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance remain uncertain, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and nine months ended September 30, 2020. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and nine months ended September 30, 2020, we have observed the following:

•The practice of social distancing in most countries has reduced the ability for travel by our employees. In-person sales and marketing events or meetings that would normally have been held during the three and nine months ended September 30, 2020 were canceled, postponed or converted into virtual events. As a result, expenses related to travel and marketing events decreased significantly. To the extent that it becomes safe for our employees to travel and for us to hold or attend marketing events, these expenses may increase in the future, although we cannot predict if or when such expenses will increase or return to pre-pandemic levels.

•We have offered payment terms in excess of our contractual agreements to some of our distributor customers, which has resulted in an increase to the average collection period of our trade receivables. As of September 30, 2020, 94% of our outstanding trade accounts receivable was due to be collected during the fourth quarter of 2020.

•The countries and geographic regions in which we experienced the fastest billings growth in the third quarter of 2020, as compared to the third quarter of 2019, were countries and geographic regions in which the COVID-19 pandemic is generally considered to have had a comparatively shorter or less severe impact on the local population and economy during the quarter.

•We have noted that, for some of our customers, sales cycles appear to have lengthened, though it is unclear by how long or whether this trend will persist.

•Our average service contract duration remained consistent in the third quarter of 2020 as compared to the third quarter of 2019.

•In order to mitigate supply chain risk and in anticipation of fourth-quarter demand, we have increased our on-hand stock of certain products.

•The yield on investment-grade debt has decreased, and while the risk of credit losses on our investments and cash equivalents has not changed significantly, as the debt securities in our portfolio have matured, they have been replaced by securities with lower effective interest rates. This has contributed to a decrease in our interest income during the three and nine months ended September 30, 2020, compared to the same periods last year.

•In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.

Through the filing of this Quarterly Report on Form 10-Q, there have been no material changes to the trends described above. Going forward, however, the situation is uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods, including our results for the three months ending December 31, 2020 and beyond. To highlight the uncertainty remaining for the three months ending December 31, 2020, it should be noted that, due to customer buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. If we experience significant changes in our billings growth rates, it will impact product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The duration and severity of the economic downturn from the pandemic may negatively impact our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources in a material way. As a result, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see Part II, Item 1A of this Quarterly Report on Form 10-Q.

Business Model

We typically sell our security solutions to distributors that sell to networking security and enterprise-focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to our end-customers. During the three months ended September 30, 2020, we sold products to over 8,000 different resellers. At times, we also sell directly to large service providers and major systems integrators who may sell to our end-customers or use our products and services to provided hosted solutions to other enterprises. Our end-customers are located in over 80 countries and include small and medium-sized businesses, large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric platform products, depending on the end-customer’s size and security requirements.

We also offer our products through major cloud providers, and have recognized revenue on a usage basis from Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. The invoice is typically payable within 30 to 60 days, though, as noted in the COVID-19 Update above, we have recently offered extended payment terms to certain customers.

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

	Three Months Ended Or As Of
	September 30, 2020	September 30, 2019
	(in millions)
Revenue	$651.1	$548.1
Deferred revenue	$2,392.0	$1,922.5
Billings (non-GAAP)	$749.8	$626.6
Net cash provided by operating activities	$220.8	$221.2
Free cash flow (non-GAAP)	$185.7	$203.7

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.39 billion as of September 30, 2020, an increase of $282.9 million, or 13%, from December 31, 2019.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $749.8 million for the three months ended September 30, 2020, an increase of 20% compared to $626.6 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in millions)
Billings:
Revenue	$651.1	$548.1
Add: Change in deferred revenue	98.9	78.5
Less: Deferred revenue balance acquired in business combination	(0.2)	—
Total billings (non-GAAP)	$749.8	$626.6

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

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$220.8	$221.2
Less: Purchases of property and equipment	(35.1)	(17.5)
Free cash flow (non-GAAP)	$185.7	$203.7
Net cash used in investing activities	$(224.6)	$(27.1)
Net cash used in financing activities	$(30.3)	$(40.7)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2020, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Revenue

	Three Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$223.8	34%	$197.1	36%	$26.7	14%
Service	427.3	66	351.0	64	76.3	22
Total revenue	$651.1	100%	$548.1	100%	$103.0	19%
Revenue by geography:
Americas	$272.4	42%	$241.0	44%	$31.4	13%
EMEA	243.3	37	200.9	37	42.4	21
APAC	135.4	21	106.2	19	29.2	27
Total revenue	$651.1	100%	$548.1	100%	$103.0	19%

Total revenue increased by $103.0 million, or 19%, during the three months ended September 30, 2020 compared to the same period last year. We continued to experience diversification of revenue geographically and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC contributing the largest growth on a percentage basis.

Product revenue increased by $26.7 million, or 14%, during the three months ended September 30, 2020 compared to the same period last year. We experienced revenue growth across many of our products due to an increase in product revenue from our FortiGate SD-WAN solutions, our security fabric platform products and software licenses.

Service revenue increased by $76.3 million, or 22%, during the three months ended September 30, 2020 compared to the same period last year. FortiGuard and other security subscription and FortiCare technical support and other revenues increased by $42.6 million, or 22%, and by $33.7 million, or 21%, respectively, during the three months ended September 30, 2020 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings. Of the service revenue recognized during the three months ended September 30, 2020, 92% was included in the deferred revenue balance as of June 30, 2020.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$84.3	$79.0	$5.3	7%
Service	54.9	45.1	9.8	22
Total cost of revenue	$139.2	$124.1	$15.1	12%
Gross margin (%):
Product	62.3%	59.9%
Service	87.2	87.2
Total gross margin	78.6%	77.4%

Total gross margin increased by 1.2 percentage points during the three months ended September 30, 2020 compared to the same period last year, driven by improvements to product gross margins.

Product gross margin increased by 2.4 percentage points during the three months ended September 30, 2020 compared to the same period last year. Product gross margin benefited from lower direct costs of hardware as a percentage of product revenue. Cost of product revenue was comprised primarily of third party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin was flat during the three months ended September 30, 2020 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2020		September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$90.0	14%	$69.9	13%	$20.1	29%
Sales and marketing	266.7	41	227.4	41	39.3	17
General and administrative	29.4	5	26.1	5	3.3	13
Gain on IP matter	(1.1)	—	—	—	(1.1)	*
Total operating expenses	$385.0	59%	$323.4	59%	$61.6	19%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $20.1 million, or 29%, during the three months ended September 30, 2020 compared to the same period last year, primarily due to an increase of $14.1 million in personnel-related costs as a result of increased headcount to support the development of new products, continued enhancements to our existing products and patent creation. In addition, product development expenses, such as third-party testing, prototypes and supplies, increased by $3.6 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to remain at or increase in absolute dollars during the remainder of 2020.

Sales and marketing

Sales and marketing expense increased by $39.3 million, or 17%, during the three months ended September 30, 2020 compared to the same period last year, primarily due to an increase of $50.0 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market share gains. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic. We currently intend to continue to make investments in our sales resources and infrastructure and marketing strategy, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2020.

General and administrative

General and administrative expense increased by $3.3 million, or 13%, during the three months ended September 30, 2020 compared to the same period last year, primarily due to an increase in personnel-related costs of $2.5 million. We currently expect general and administrative expense to remain at or increase in absolute dollars during the remainder of 2020.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended September 30, 2020, we recorded $1.1 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 12 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $126.9 million during the three months ended September 30, 2020, an increase of $26.3 million, or 26%, compared to $100.6 million in the same period last year. Operating income as a percentage of revenue increased to 19% during the three months ended September 30, 2020 compared to 18% in the same period last year. The increase in operating margin is primarily due to the 1.2 percentage point increase in gross margin and the 0.5 percentage point decrease in sales and marketing expense as a percentage of revenue, partially offset by the 1.0 percentage point increase in research and development expense as percentage of revenue.

Interest income—net and other expense—net

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
	(in millions, except percentages)
Interest income—net	$2.5	$11.4	$(8.9)	(78)%
Other expense—net	$(1.0)	$(6.0)	$5.0	(83)%

Interest income—net decreased during the three months ended September 30, 2020 compared to the same period last year, primarily due to lower interest rates and lower invested balances of cash, cash equivalents and investments. The lower cash, cash equivalents and investments were mainly due to our repurchases of common stock under the Repurchase Program during the past twelve months. The change in other expense—net during the three months ended September 30, 2020 compared to the same period last year was the result of a $3.8 million impairment charge on an investment in a privately held company during the third quarter of 2019. In addition, foreign currency exchange losses decreased by $1.4 million compared to the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2020	September 30, 2019
	(in millions, except percentages)
Provision for income taxes	$5.0	$25.8	$(20.8)	(81)%
Effective tax rate (%)	4%	24%

Our effective tax rate was 4% for the three months ended September 30, 2020 compared to an effective tax rate of 24% for the same period last year. The provision for income taxes for the three months ended September 30, 2020 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $17.5 million, which included a tax benefit of $16.0 million from the foreign-derived intangible income deduction. This tax provision for income taxes was favorably affected by excess tax benefits from stock-based compensation expense of $12.5 million.

The provision for income taxes for the three months ended September 30, 2019 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $32.7 million, which were offset by excess tax benefits from stock-based compensation expense of $6.9 million.

Results of Operations

Nine Months Ended September 30, 2020 and September 30, 2019

Revenue

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$628.0	34%	$549.7	36%	$78.3	14%
Service	1,218.4	66	995.2	64	223.2	22
Total revenue	$1,846.4	100%	$1,544.9	100%	$301.5	20%
Revenue by geography:
Americas	$776.0	42%	$668.0	43%	$108.0	16%
EMEA	693.5	38	571.1	37	122.4	21
APAC	376.9	20	305.8	20	71.1	23
Total revenue	$1,846.4	100%	$1,544.9	100%	$301.5	20%

Total revenue increased by $301.5 million, or 20%, during the nine months ended September 30, 2020 compared to the same period last year. We continued to experience diversification of revenue geographically and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC contributing the fastest growth on a percentage basis.

Product revenue increased by $78.3 million, or 14%, during the nine months ended September 30, 2020 compared to the same period last year. We experienced revenue growth across many of our products due to an increase in product revenue from our FortiGate SD-WAN solutions, software licenses and our security fabric platform products.

Service revenue increased by $223.2 million, or 22%, during the nine months ended September 30, 2020 compared to the same period last year. FortiGuard and other security subscription and FortiCare technical support and other revenues increased by $123.9 million, or 23%, and by $99.3 million, or 22%, respectively, during the nine months ended September 30, 2020 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings. Of the service revenue recognized during the nine months ended September 30, 2020, 76% was included in the deferred revenue balance as of December 31, 2019.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$245.0	$231.9	$13.1	6%
Service	158.0	133.5	24.5	18
Total cost of revenue	$403.0	$365.4	$37.6	10%
Gross margin (%):
Product	61.0%	57.8%
Service	87.0	86.6
Total gross margin	78.2%	76.3%

Total gross margin increased by 1.9 percentage points during the nine months ended September 30, 2020 compared to the same period last year, driven by improvements to both product and service gross margins.

Product gross margin increased by 3.2 percentage points during the nine months ended September 30, 2020 compared to the same period last year. Product gross margin benefited from lower direct costs of hardware as a percentage of product revenue and increased software sales. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 0.4 percentage points during the nine months ended September 30, 2020 compared to the same period last year, as our personnel costs grew more slowly than our service revenue and we experienced lower costs to replace and repair our products. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2020		September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$252.4	14%	$205.9	13%	$46.5	23%
Sales and marketing	780.5	42	669.8	43	110.7	17
General and administrative	87.1	5	74.9	5	12.2	16
Gain on IP matter	(39.0)	(2)	—	—	(39.0)	*
Total operating expenses	$1,081.0	59%	$950.6	62%	$130.4	14%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $46.5 million, or 23%, during the nine months ended September 30, 2020 compared to the same period last year, primarily due to an increase of $37.7 million in personnel-related costs as a result of increased headcount to support the development of new products, continued enhancements to our existing products and patent creation.

Sales and marketing

Sales and marketing expense increased by $110.7 million, or 17%, during the nine months ended September 30, 2020 compared to the same period last year, primarily due to an increase of $128.3 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market share gains. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic.

General and administrative

General and administrative expense increased by $12.2 million, or 16%, during the nine months ended September 30, 2020 compared to the same period last year, primarily due to an increase in personnel-related costs of $8.1 million and an increase in the provision for expected credit losses of $1.3 million.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the nine months ended September 30, 2020, we recorded $36.0 million upfront and an additional $3.0 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 12 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $362.4 million during the nine months ended September 30, 2020, an increase of $133.5 million, or 58%, compared to $228.9 million in the same period last year. Operating income as a percentage of revenue increased to 20% during the nine months ended September 30, 2020 compared to 15% in the same period last year. The increase in operating margin is primarily due to the $39.0 million gain on IP matter, the 1.9 percentage point improvement in gross margin and the 1.1 percentage point decrease in sales and marketing expense as a percentage of revenue.

Interest income—net and other expense—net

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	% Change
	(in millions, except percentages)
Interest income—net	$15.7	$32.6	$(16.9)	(52)%
Other expense—net	$(8.1)	$(6.9)	$(1.2)	17%

Interest income—net decreased during the nine months ended September 30, 2020 compared to the same period last year, primarily due to lower interest rates and lower invested balances of cash, cash equivalents and investments. The lower cash, cash equivalents and investments were mainly due to our repurchases of common stock under the Repurchase Program during the past twelve months. The change in other expense—net during the nine months ended September 30, 2020 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company during the first quarter of 2020 compared to a $3.8 million impairment charge on an investment in a privately held company during the third quarter of 2019 . In addition, foreign currency exchange losses increased by $1.0 million compared to the same period last year.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2020	September 30, 2019
	(in millions, except percentages)
Provision for income taxes	$28.2	$41.1	$(12.9)	(31)%
Effective tax rate (%)	8%	16%

Our effective tax rate was 8% for the nine months ended September 30, 2020 compared to an effective tax rate of 16% for the same period last year. The provision for income taxes for the nine months ended September 30, 2020 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $74.8 million, which included a tax benefit of $25.6 million from the foreign-derived intangible income deduction. This tax provision for income taxes was favorably affected by excess tax benefits from stock-based compensation expense of $37.6 million and release of reserves of $9.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The provision for income taxes for the nine months ended September 30, 2019 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $75.4 million, which were offset by excess tax benefits from stock-based compensation expense of $34.6 million and release of reserves of $10.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. This tax provision for income taxes was further impacted by an increase in tax expense of $10.3 million for an unrecognized tax benefit related to the Ninth Circuit’s Altera decision, regarding stock-based compensation expense in cost sharing arrangements.

Liquidity and Capital Resources

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$882.3	$1,222.5
Investments	892.3	987.4
Total cash, cash equivalents and investments	$1,774.6	$2,209.9
Working capital	$739.0	$1,313.2

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in millions)
Net cash provided by operating activities	$787.2	$617.6
Net cash used in investing activities	(7.8)	(402.7)
Net cash used in financing activities	(1,119.6)	(151.8)
Net increase (decrease) in cash and cash equivalents	$(340.2)	$63.1

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuance of common stock under our the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. During the nine months ended September 30, 2020, we repurchased $1.05 billion in shares of our common stock under the Repurchase Program. As of September 30, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue in 2020 and until project completion. We estimate 2020 spending on the headquarters campus project to be between $95.0 million and $105.0 million dollars. The COVID-19 pandemic has resulted in a delay to the project schedule. We estimate construction to be completed in the first half of 2021.

As of September 30, 2020, our cash, cash equivalents and investments of $1.77 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $121.9 million as of September 30, 2020 and $109.3 million as of December 31, 2019.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, the timing and extent of spending to support development efforts, our investments in purchasing or leasing real estate and macroeconomic impacts such as the COVID-19 pandemic. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Our operating activities during the nine months ended September 30, 2020 provided cash flows of $787.2 million. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, and proceeds from the mutual covenant-not-to-sue and release agreement. Our total deferred revenue balance grew $282.9 million, or 13%, during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, cash used in investing activities was $7.8 million, primarily driven by $93.6 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction, and $9.2 million used for the OPAQ acquisition, net of cash acquired, and partially offset by $95.4 million in cash proceeds from maturities and sales of investments, net of purchases of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the nine months ended September 30, 2020, cash used in financing activities was $1.12 billion, primarily driven by $1.05 billion used to repurchase shares of our common stock, $68.3 million used to pay tax withholding, net of proceeds from the issuance of common stock and $4.1 million used to pay debt assumed in connection with the OPAQ acquisition.

Contractual Obligations and Commitments

    There were no material changes outside the ordinary course of business during the nine months ended September 30, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 13 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2020 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•compliance with existing laws and regulations, and our ability to obtain and maintain permits and clearances, that are applicable to our ability to conduct business with the public sector and other sectors;

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

•political, economic and social instability, including geo-political instability and uncertainty;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 31% of our total net accounts receivable as of September 30, 2020.

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

Exclusive Networks Group (“Exclusive”), Ingram Micro, Inc. (“Ingram Micro”) and Tech Data Corporation (“Tech Data”) accounted for 31%, 11% and 10% of our total net accounts receivable as of September 30, 2020, respectively, and six distributor customers accounted for 69% of our total net accounts receivable in the aggregate. During the three and nine months ended September 30, 2020, Exclusive accounted for 29% and 30% of our total revenue, respectively, and Ingram Micro accounted for 10% of our total revenue in both periods. During the three and nine months ended September 30, 2019, Exclusive accounted for 30% and 31% of our total revenue, respectively, and Ingram Micro accounted for 11% of our total revenue in both periods. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, all three are privately held entities and we may not have sufficient information to assess their financial conditions and, accordingly, if any were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive, Ingram Micro and Tech Data may face liquidity risk as private equity-backed companies, which may harm our ability to collect on our accounts receivable.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Additionally, any perception that our products have product vulnerabilities, whether or not accurate, may cause reputation harm. We are also susceptible to errors, defects, vulnerabilities or attacks that may arise at, or be inserted into our products in, different stages in our supply chain, or manufacturing processes, and which are out of our control. Attacks may target specific unidentified or unresolved vulnerabilities that exist or arrive only in the supply chain, making these attacks virtually impossible to anticipate and difficult to prevent or detect. If we are unable to maintain an effective supply chain security risk management program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our FortiGate appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ FortiGate appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our FortiGuard or FortiCare data centers and networks may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, government permit and clearance requirements and other risks. Failure to comply with these requirements or to obtain and maintain government permits and clearances required to do certain business, by either us or our channel partners, could subject us to investigations, fines, suspension, limitations on business or debarment from doing business with the U.S. government or one of its divisions, as well as other penalties and damages, which could have an adverse effect on our business, operating results, financial condition and prospects. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

These laws, regulations and other requirements impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our IP and temporary suspension, permanent debarment from government contracting, or other limitations on doing business. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

Global economic uncertainty and weakening product demand caused by political instability and conflict could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and election year instability in the United States and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and developments resulting from the 2020 presidential election, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

•geopolitical matters, including tariff and trade disputes, government shutdowns and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services; and

•rules and regulations applicable to certain government sales, including GSA regulations.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents. For example, we closed our acquisitions of enSilo and CyberSponse in the fourth quarter of 2019, and we acquired OPAQ in July 2020. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or IP could significantly divert management time and resources.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2020, the closing price of our common stock ranged from $75.70 to $149.60 per share.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of September 30, 2020, $1.05 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

As of September 30, 2020, we have $1.05 billion remained available for future share repurchases under the Repurchase Program. No shares were repurchased during the three months ended September 30, 2020.

ITEM 5.     Other Information

The following tables showing the correction of prior period amounts should be read in conjunction with Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. This correction affected our consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for historical periods through June 30, 2020.

This correction was not material to any of our previously issued financial statements. The following previously issued financial statements have been adjusted to reflect the correction: the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020; the consolidated balance sheets as of December 31, 2019, 2018, and 2017; the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019 and the three months ended March 31, 2020 and 2019; the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017; the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and the three months ended March 31, 2020; and the consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017. We also have revised our net income and comprehensive income in our condensed consolidated statements of comprehensive income and our net income, retained earnings (accumulated deficit) and total stockholders’ equity in our condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and the three months ended March 31, 2020 and our net income and comprehensive income in our consolidated statements of comprehensive income and our net income, retained earnings (accumulated deficit) and total stockholders’ equity in our consolidated statements of stockholders’ equity for the years ended December 31, 2019, 2018 and 2017 as a result of this correction.

The following tables show the affected line items within the consolidated financial statements (in millions):

Consolidated Balance Sheets:

	December 31, 2017
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$146.9	$(4.0)	$142.9
TOTAL ASSETS	2,257.9	(4.0)	2,253.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	793.8	(9.1)	784.7
Total current liabilities	1,027.2	(9.1)	1,018.1
DEFERRED REVENUE	542.5	(7.5)	535.0
Total liabilities	1,668.5	(16.6)	1,651.9
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(319.6)	12.6	(307.0)
Total stockholders’ equity	589.4	12.6	602.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,257.9	$(4.0)	$2,253.9

	December 31, 2018
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$255.0	$(4.7)	$250.3
TOTAL ASSETS	3,078.0	(4.7)	3,073.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	965.9	(11.0)	954.9
Total current liabilities	1,256.4	(11.0)	1,245.4
DEFERRED REVENUE	720.9	(9.0)	711.9
Total liabilities	2,067.8	(20.0)	2,047.8
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(57.5)	15.3	(42.2)
Total stockholders’ equity	1,010.2	15.3	1,025.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,078.0	$(4.7)	$3,073.3

	March 31, 2020
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$226.5	$(6.5)	$220.0
TOTAL ASSETS	3,206.2	(6.5)	3,199.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	1,230.2	(18.6)	1,211.6
Total current liabilities	1,543.0	(18.6)	1,524.4
DEFERRED REVENUE	996.6	(9.0)	987.6
Total liabilities	2,669.9	(27.6)	2,642.3
STOCKHOLDERS’ EQUITY:
Retained earnings (accumulated deficit)	(589.2)	21.1	(568.1)
Total stockholders’ equity	536.3	21.1	557.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,206.2	$(6.5)	$3,199.7

	June 30, 2020
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$218.9	$(6.9)	$212.0
TOTAL ASSETS	3,330.6	(6.9)	3,323.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	1,275.8	(20.7)	1,255.1
Total current liabilities	1,611.9	(20.7)	1,591.2
DEFERRED REVENUE	1,047.0	(9.0)	1,038.0
Total liabilities	2,786.7	(29.7)	2,757.0
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(613.1)	22.8	(590.3)
Total stockholders’ equity	543.9	22.8	566.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330.6	$(6.9)	$3,323.7

Consolidated Statements of Income:

	Year Ended December 31, 2017
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$917.7	$2.8	$920.5
Total revenue	1,494.9	2.8	1,497.7
GROSS PROFIT:
Service	776.2	2.8	779.0
Total gross profit	1,109.6	2.8	1,112.4
OPERATING INCOME	109.8	2.8	112.6
INCOME BEFORE INCOME TAXES	124.0	2.8	126.8
PROVISION FOR INCOME TAXES	92.6	(1.2)	91.4
NET INCOME	$31.4	$4.0	$35.4
Net income per share:
Basic	$0.18	$0.02	$0.20
Diluted	$0.18	$0.02	$0.20

	Year Ended December 31, 2018
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$1,126.8	$3.4	$1,130.2
Total revenue	1,801.2	3.4	1,804.6
GROSS PROFIT:
Service	967.4	3.4	970.8
Total gross profit	1,350.8	3.4	1,354.2
OPERATING INCOME	231.0	3.4	234.4
INCOME BEFORE INCOME TAXES	250.9	3.4	254.3
BENEFIT FROM INCOME TAXES	(81.3)	0.7	(80.6)
NET INCOME	$332.2	$2.7	$334.9
Net income per share:
Basic	$1.96	$0.02	$1.98
Diluted	$1.91	$0.01	$1.92

	Three Months Ended March 31, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$309.9	$0.4	$310.3
Total revenue	472.6	0.4	473.0
GROSS PROFIT:
Service	267.1	0.4	267.5
Total gross profit	359.6	0.4	360.0
OPERATING INCOME	50.6	0.4	51.0
INCOME BEFORE INCOME TAXES	60.3	0.4	60.7
PROVISION FOR INCOME TAXES	1.5	0.1	1.6
NET INCOME	$58.8	$0.3	$59.1
Net income per share:
Basic	$0.35	$—	$0.35
Diluted	$0.34	$—	$0.34

	Three Months Ended June 30, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$331.8	$2.1	$333.9
Total revenue	521.7	2.1	523.8
GROSS PROFIT:
Service	286.2	2.1	288.3
Total gross profit	393.4	2.1	395.5
OPERATING INCOME	75.2	2.1	77.3
INCOME BEFORE INCOME TAXES	85.8	2.1	87.9
PROVISION FOR INCOME TAXES	13.1	0.6	13.7
NET INCOME	$72.7	$1.5	$74.2
Net income per share:
Basic	$0.42	$0.01	$0.43
Diluted	$0.42	$—	$0.42

	Six Months Ended June 30, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$641.7	$2.5	$644.2
Total revenue	994.3	2.5	996.8
GROSS PROFIT:
Service	553.3	2.5	555.8
Total gross profit	753.0	2.5	755.5
OPERATING INCOME	125.8	2.5	128.3
INCOME BEFORE INCOME TAXES	146.1	2.5	148.6
PROVISION FOR INCOME TAXES	14.6	0.7	15.3
NET INCOME	$131.5	$1.8	$133.3
Net income per share:
Basic	$0.77	$0.01	$0.78
Diluted	$0.75	$0.01	$0.76

	Year Ended December 31, 2019
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$1,367.7	$6.8	$1,374.5
Total revenue	2,156.2	6.8	2,163.0
GROSS PROFIT:
Service	1,186.4	6.8	1,193.2
Total gross profit	1,650.3	6.8	1,657.1
OPERATING INCOME	344.2	6.8	351.0
INCOME BEFORE INCOME TAXES	379.2	6.8	386.0
PROVISION FOR INCOME TAXES	52.7	1.6	54.3
NET INCOME	$326.5	$5.2	$331.7
Net income per share:
Basic	$1.91	$0.03	$1.94
Diluted	$1.87	$0.03	$1.90

	Three Months Ended March 31, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$384.6	$0.8	$385.4
Total revenue	576.9	0.8	577.7
GROSS PROFIT:
Service	332.2	0.8	333.0
Total gross profit	448.2	0.8	449.0
OPERATING INCOME	115.9	0.8	116.7
INCOME BEFORE INCOME TAXES	117.1	0.8	117.9
PROVISION FOR INCOME TAXES	13.1	0.2	13.3
NET INCOME	$104.0	$0.6	$104.6
Net income per share:
Basic	$0.61	$—	$0.61
Diluted	$0.60	$—	$0.60

	Three Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$403.6	$2.1	$405.7
Total revenue	615.5	2.1	617.6
GROSS PROFIT:
Service	352.9	2.1	355.0
Total gross profit	480.4	2.1	482.5
OPERATING INCOME	116.7	2.1	118.8
INCOME BEFORE INCOME TAXES	121.6	2.1	123.7
PROVISION FOR INCOME TAXES	9.5	0.4	9.9
NET INCOME	$112.1	$1.7	$113.8
Net income per share:
Basic	$0.69	$0.01	$0.70
Diluted	$0.68	$0.01	$0.69

	Six Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$788.2	$2.9	$791.1
Total revenue	1,192.4	2.9	1,195.3
GROSS PROFIT:
Service	685.1	2.9	688.0
Total gross profit	928.6	2.9	931.5
OPERATING INCOME	232.6	2.9	235.5
INCOME BEFORE INCOME TAXES	238.7	2.9	241.6
PROVISION FOR INCOME TAXES	22.6	0.6	23.2
NET INCOME	$216.1	$2.3	$218.4
Net income per share:
Basic	$1.30	$0.01	$1.31
Diluted	$1.27	$0.02	$1.29

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2017
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31.4	$4.0	$35.4
Changes in operating assets and liabilities:
Deferred tax assets	$35.8	$(1.2)	$34.6
Deferred revenue	$300.8	$(2.8)	$298.0

	Year Ended December 31, 2018
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332.2	$2.7	$334.9
Changes in operating assets and liabilities:
Deferred tax assets	$(127.8)	$0.7	$(127.1)
Deferred revenue	$352.1	$(3.4)	$348.7

	Year Ended December 31, 2019
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326.5	$5.2	$331.7
Changes in operating assets and liabilities:
Deferred tax assets	$17.8	$1.6	$19.4
Deferred revenue	$446.7	$(6.8)	$439.9

	Three Months Ended March 31, 2020
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104.0	$0.6	$104.6
Changes in operating assets and liabilities:
Deferred tax assets	$7.1	$0.2	$7.3
Deferred revenue	$90.9	$(0.8)	$90.1

	Six Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216.1	$2.3	$218.4
Changes in operating assets and liabilities:
Deferred tax assets	$13.0	$0.6	$13.6
Deferred revenue	$186.9	$(2.9)	$184.0

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	July 21, 2020	3.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2020

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)