Form 10-K
period 2020-12-31
Fortinet, Inc.
filed 2021-02-19
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $14,216,424,929 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2021, there were 163,190,919 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

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

The focus areas of our business consist of:

•Security-Driven Networking—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), intrusion prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include teleworker and remote security solutions such as FortiAuthenticator, FortiClient and FortiToken, as well as Secure Access (Wi-Fi and switch).

•Dynamic Cloud Security—We help customers connect securely to and across their individual, hybrid and multi-cloud environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also includes securing applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud, IBM Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•Endpoint Protection, Internet of Things (“IoT”) and Operational Technology (“OT”) Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of IoT and OT devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

•AI-Driven Security Operations—We develop and provide Artificial Intelligence (“AI”) driven security operations solutions, including FortiGuard and other security subscription services, endpoint detection and response, and our security orchestration, automation and response (“SOAR”) capabilities and solutions, that can be applied across the entire Fortinet Security Fabric platform. These solutions deliver intelligence and insights.

In addition to our security solutions, our customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates and protection updates delivered by FortiGuard Labs, FortiCare technical support services and the support of Technical Account Managers, Resident Engineers and professional service consultants for implementations or training services.

During our year ended December 31, 2020, we generated total revenue of $2.59 billion and net income of $488.5 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2020 and 2019 and our consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2020, 2019 and 2018.

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

Our product offerings consist of our FortiGate network security product family and our non-FortiGate products. Our FortiGate hardware and software licenses are sold with a set of security services in addition to networking features and are run using our proprietary FortiOS operating system. Our security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver protection services to each FortiGate appliance and virtual machine that is registered by the end-customer. All these are combined to form the Fortinet Security Fabric platform, which is an approach to security that ties discrete security solutions together into an integrated whole.

SPU

Our proprietary SPUs are Application-Specific Integrated Circuits (“ASICs”) that include (i) the Content Processor (“SPU CP”), (ii) the Network Processor (“SPU NP”) and (iii) the System-on-a-Chip (“SPU SoC”). Each successive generation of SPU adds network speed and the capacity to perform security functions. Our SPUs are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, SD-WAN, network address translation, IPS, threat detection and encryption.

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

FortiOS

Our proprietary FortiOS operating system provides the foundation for the operation of all FortiGate network security appliances, whether physical, virtual, private- or public-cloud based. We make regular updates to FortiOS available through our FortiCare support services. We have made updates to our FortiOS 7.0, as we aim to create a platform that will cover data centers, clouds, edge computing endpoints and networks. Fortinet Security Fabric is powered by FortiOS.

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

Key high-level functions and capabilities of FortiOS include:

•enablement for the Fortinet Security Fabric platform architecture;
•optionality to configure FortiGate appliances into different security environments, such as our Internal Network Firewall, Next-Generation Firewall and Data Center Firewall;
•configuration of the physical aspects of the appliance, such as ports, onboard Wi-Fi and switching;
•extension of the Fortinet Security Fabric platform through direct management of FortiSwitch and FortiAP devices;
•network functions such as routing and deployment modes (network routing, transparent, sniffer, etc.);
•the ability to deploy and orchestrate SD-WAN instances;
•implementation of security updates from our FortiGuard distribution network, delivering FortiGuard security subscription services and intelligence, such as IPS, antivirus and application control;
•native integrations with major cloud provider platforms; and
•real-time reporting and logging.

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

By combining multiple network security functions in our purpose-built security platform, FortiGate appliances provide broad, high-quality protection capabilities and deployment flexibility while reducing the operational burden and costs associated with managing multiple point products. With over 35 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

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

Fortinet Security Fabric Platform and Non-FortiGate Products

As part of the Fortinet Security Fabric platform, we offer products that provide network security, endpoint security, cloud security, web-based application security, identity and access management, sandbox protection and email security. The integration of devices using open standards, common operating systems, and unified management platforms enables the sharing and correlation of real-time threat intelligence. The following Fortinet products can operate as part of the Fortinet Security Fabric platform:

•FortiSwitch—Our FortiSwitch product family provides secure switching solutions that can be deployed in traditional network switching designs with Layer 2 or Layer 3 access control features. FortiSwitch creates a scalable and secure access layer for customers to connect their end devices, such as computers and laptops, as well as to expand the field of IoT devices.

•FortiAP—Our FortiAP product family provides secure wireless networking solutions. FortiAPs allow a variety of management options including from the cloud and directly from our FortiGate firewall product. FortiAPs create a scalable and secure access layer for connecting wireless devices such as computers, laptops, cell phones and tablets, as well as IoT devices.

•FortiAnalyzer—Our FortiAnalyzer family of products provides centralized network logging, analyzing and reporting solutions that securely aggregate content and log data from our FortiGate devices, other Fortinet products and third-party devices to enable network logging, analysis and reporting.

•FortiGate-VM— FortiGate-VM extends the Fortinet Security Fabric through the cloud on-ramp into the cloud, enabling customers to achieve security-driven networking within the cloud and between clouds and hybrid clouds. FortiGate-VM is powered by Fortinet vSPU (virtual Security Processing Unit) to deliver accelerated security and performance with minimal impact to performance. Our Cloud Networking solution enables better, more secure application experiences for users and branch offices by providing for encrypted data transports, granular segmentation and application-layer protection against advanced threats, and seamless overlay network with uniform policies across multi-clouds. FortiGate-VM is available for all major cloud providers, hypervisors and software-defined network (“SDN”) platforms.

•FortiManager—Our FortiManager family of products provides a central and scalable management solution for our FortiGate products, including software updates, configuration, policy settings and security updates. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

•FortiWeb—Our FortiWeb product family provides web application firewall solutions, including internet protocol (“IP”) reputation and anti-botnet security, distributed denial-of-service protection, protocol validation, application attack signatures and deep learning AI to protect applications against a wide range of threats.

•FortiMail—Our FortiMail product family provides secure email gateway solutions. FortiMail utilizes the technologies and security services from FortiGuard Labs to deliver protection against threats that use email as an attack vector. FortiMail also integrates data protection capabilities to avoid data loss.

•FortiSandbox—Our FortiSandbox technology delivers proactive detection and mitigation with the ability to generate a directly actionable protection capability. Available in both hardware and cloud-based form, the FortiSandbox subjects suspicious code to a set of multi-layer protection techniques, culminating in execution within an operating system, allowing real-time behavioral analysis to be performed in a secure environment. When malicious code is identified, a signature can be generated locally for distribution across the Fortinet Security Fabric platform.

•FortiClient—Our FortiClient provides advanced endpoint protection with pattern-based anti-malware, behavior-based exploit protection, web-filtering and an application firewall. FortiClient integrates with FortiSandbox to detect zero-day threats and custom malware. FortiClient also provides secure remote access with built-in VPN, single-sign-on and two-factor authentication for added security.

•FortiToken—Our FortiToken allows organizations to implement two-factor authentication to better safeguard systems, assets and data. With two-factor authentication, a password is used along with a security token and authentication server to provide seamless yet highly secured access between users and applications. Authorized employees can access company resources safely using a variety of devices, ranging from laptops to mobile phones.

•FortiEDR/XDR—Our FortiEDR/XDR is an endpoint protection solution that provides both comprehensive machine-learning anti-malware execution and real-time post-infection protection. It automatically detects and defuses potential threats in real time even on already infected hosts. With automated EDR/XDR functions for threat hunting and incident response, FortiEDR/XDR eliminates the breach response time gap, dwell time, and alert fatigue. Additionally, it protects systems and supports broad OS coverage workstations, servers, and virtual machines, including legacy operating and embedded systems.

All of the products listed above are available in multiple form factors, such as hardware, virtual machine, cloud or software-as-a-service (“SaaS”), except for FortiSwitch, FortiAP and FortiExtender, which are available as hardware appliances only and FortiGate-VM and FortiEDR/XDR which are available as virtual solutions only.

In the fourth quarter of 2020, we acquired Panopta Holdings LLC (“Panopta”), a privately held SaaS company providing a platform for monitoring the health and performance of network and information technology (“IT”) infrastructure. We expect that the integration of Panopta technology into our Fortinet Fabric Security platform through FortiMonitor will provide comprehensive network and security operations management solution for enterprises or service providers. In the third quarter of 2020, we acquired OPAQ Networks, Inc. (“OPAQ”), a privately held Secure Access Service Edge (“SASE”) cloud provider, to further enhance the Fortinet Security Fabric platform by helping advance our development of zero-trust network access SASE cloud solutions.

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

•Unified Threat Protection—Our Unified Threat Protection bundle includes antispam, antivirus, data sanitation, sandbox, application control, intrusion prevention, virus outbreak protection and web filtering, along with FortiCare support services.

•Enterprise Protection—Our Enterprise Protection bundle includes application control, intrusion prevention, web filtering, sandbox, antivirus, mobile security, IP reputation and anti-botnet security, antispam, cloud access security broker (“CASB”), industrial control systems, security rating, virus outbreak protection and data sanitation, along with FortiCare support services.

•Advanced Threat Protection—Our Advanced Threat Protection bundle includes application control, antivirus, IP reputation and anti-botnet security, mobile security, data sanitation, sandbox, intrusion prevention and virus outbreak protection, along with FortiCare support services.

•360 Protection—Our 360 Protection bundle includes application control, intrusion prevention, web filtering, sandbox, antivirus, mobile security, IP reputation and anti-botnet security, antispam, CASB, industrial control systems, security rating, virus outbreak protection and data sanitation, along with enhanced FortiCare support services and operational services such as SD-WAN orchestration and cloud-based management and visibility of the Fortinet Security Fabric platform.

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

Customers

We typically sell our security solutions to distributors that sell to resellers, service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers. At times, we also sell directly to end-customers. Our end-customers are located in over 80 countries and include small- and medium-sized businesses, large enterprises and government organizations across a wide range of industries, including telecommunications, governments, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric platform products, depending on the end-customer’s size and security requirements. Customers may also access our products via the cloud through certain cloud providers such as Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. Typically, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services.

During 2020, Exclusive Networks Group (“Exclusive”) and Ingram Micro Inc. (“Ingram Micro”) accounted for 30% and 10% of total revenue, respectively. During 2019, Exclusive and Ingram Micro accounted for 31% and 11% of total revenue, respectively. During 2018, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to resellers and to service providers and MSSPs, who, in turn, sell to our end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We work with many technology distributors, including Exclusive, Ingram Micro, Tech Data Corporation, Synnex Corporation and Arrow Electronics, Inc.

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

Our marketing strategy is focused on building our brand, driving thought leadership with emphasis on the criticality of cybersecurity platform adoption and driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, packaging support and subscription services into service bundles, channel marketing, partner incentives and promotions, event marketing, digital marketing, communications, analyst relations, public relations and sales enablement. We focus our resources on campaigns, programs and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2020, we continued to invest in sales and marketing resources, particularly in the enterprise market where we believe there is an opportunity to expand our business. We intend to continue to make investments in sales and marketing resources, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc. (“ADLINK”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”) and a number of other manufacturers. Approximately 85% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

The components included in our products are sourced from various suppliers by us or, more frequently, by our contract manufacturers. Some of the components important to our business, including certain CPUs from Intel Corporation (“Intel”), network chips from Broadcom Inc. (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”) and Intel, and memory devices from Intel, ADATA Technology Co., Ltd. (“ADATA”), OCZ Technology Group, Inc., Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from limited or sole sources of supply.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing Fortinet’s IP and have sometimes taken legal action against competitors to protect our intellectual property (“IP”), and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2020, we had 716 U.S. and foreign-issued patents and 194 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other IP rights. Third parties have asserted, are currently asserting and may in the future assert patent, copyright, trademark or other IP rights against us, our channel partners or our end-customers. Successful claims of infringement by a third-party could prevent us from distributing certain products or performing certain services or require us to pay substantial damages (including treble damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. Even if third parties offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected. In certain instances, we indemnify our end-customers, distributors and resellers against claims that our products infringe the IP of third parties.

Government Regulation

We are subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. Many of the laws and regulations that are or may be applicable to our business are changing or being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We believe we are in compliance with current laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not currently expect compliance to have a material adverse effect.

Seasonality

For information regarding seasonality in our sales, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Unaudited Quarterly Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

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
•breadth of product line;
•form factor of the solution; and
•other competitive differentiators.

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

Human Capital Management

As of December 31, 2020, our total headcount was 8,238 employees, approximately 32% of which were employed in the United States and approximately 68% of which were employed outside of the United States.

We appreciate that our employees are the foundation of our innovation for the benefit of our customers and that there can be a shortage of highly skilled employees for technology companies like ours, and we believe that our success depends largely on our continued ability to attract and retain highly skilled employees with diverse backgrounds and experiences. We offer fair, competitive compensation and benefits based on a culture of meritocracy. Our compensation programs for our employees include base pay, opportunities for equity ownership where local statutes allow and employee benefits that promote well-being across different aspects of our employees’ lives, which may include health and welfare insurance, retirement benefits, and paid time off.

As a global company, much of our success is rooted in the diversity of our teams and our commitment to inclusion. Our commitment to diversity and inclusion starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2020, women represented one-third of the members of our board of directors, and approximately 55% of our board of directors was from underrepresented communities as defined by California’s AB 979. We value diversity at all levels and continue to focus on enhancing our diversity and inclusion initiatives across our entire workforce. We are also committed to social responsibility, and our board of directors and its committees provide active oversight of our corporate social responsibility initiatives. Examples of our initiatives include our company matching program for employee charitable contributions and the free security training programs we offer to help with career development for our employees and the general public.

Our culture is defined by our commitment to ethics and integrity. We reinforce our ethical “tone from the top” through clear policies including our Code of Business Conduct and Ethics, regular compliance training for our employees, quarterly meetings of our cross-functional Ethics Committee, clear messaging from our executives, enforcement of company policies and oversight by our board of directors. In addition, our Chief Executive Officer regularly communicates the importance of Fortinet’s core values of openness, teamwork and innovation.

We are committed to providing a safe and healthy work environment for our employees. We sponsor a global wellness program designed to enhance physical, financial and mental wellbeing for all our employees around the world. Throughout the year, we encourage healthy behaviors through communications, educational sessions, wellness challenges and other incentives.

Early in the COVID-19 pandemic, our Chief Executive Officer committed to having no COVID-related layoffs, and, throughout the pandemic, not only have we kept that promise, we have continued hiring at a fast pace and helping support our employees and their families through this challenging time. During the pandemic, we have taken a flexible approach to help our employees manage their work and personal responsibilities, with a focus on employee wellbeing, health and safety.

None of our U.S. employees are represented by a labor union. Our employees in certain European and Latin American countries, however, have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

ITEM 1A.     Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline substantially, and investors may lose some or all of their investment. We have summarized risks immediately below and encourage investors to carefully read the entirety of this Risk Factors section.

Summary of Risk Factors

Some of the material risks that we face include:

•Our operating results are likely to vary significantly and be unpredictable.

•Adverse economic conditions or reduced information technology spending may adversely impact our business.

•Our billings, revenue, operating margin and free cash flow growth may slow or may not continue.

•The COVID-19 pandemic could adversely affect our business in a material way.

•We rely on third-party channel partners for substantially all of our revenue and a small number of distributors represents a large percentage of our revenue and gross accounts receivable.

•Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

•We rely significantly on revenue from FortiGuard security subscription and FortiCare technical support services, and revenue from these services may decline or fluctuate.

•We are dependent on the continued services and performance of our senior management, as well as our ability to hire, retain and motivate qualified personnel, particularly for our sales organization.

•We generate a majority of revenue from sales outside of the United States.

•We may not be successful in executing our strategy to increase our sales to large- and medium-sized end-customers.

•A portion of our revenue is generated by sales to government organizations, which are subject to a number of challenges and risks.

•Our industry is highly competitive and we must accurately predict, prepare for and respond promptly to technological and market developments and changing end-customer needs, including by introducing products and product enhancements and innovations that address a fast-changing technology and threat landscape and that achieve sufficient market acceptance, in order to maintain or improve our competitive position.

•Insufficient inventory or components, including component or inventory shortages based on the COVID-19 pandemic, may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

•We depend on several third-party manufacturers to build our products and are susceptible to manufacturing delays and cost increases.

•We are susceptible to supply shortages and disruptions, long lead times for components and supply changes because some of the key components in our products come from limited sources of supply.

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services.

•Our proprietary rights may be difficult to enforce and we may be subject to claims by others that we infringe their proprietary technology.

•Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and other conflict could adversely affect our business and financial performance.

•Our inability to successfully acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

•The trading price of our common stock may be volatile, which volatility may be exacerbated by share repurchases under our Repurchase Program.

•Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Risks Related to Our Business and Financial Position

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

•compliance with existing laws and regulations;

•our ability to obtain and maintain permits and clearances, that are applicable to our ability to conduct business with the public sector, including the U.S. federal government, and other sectors;

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

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, increased competition, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

The COVID-19 pandemic could adversely affect our business in a material way.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global financial markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components, and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. Moreover, the COVID-19 pandemic has created a reduction in certain business activity and demand for certain solutions, which we believe has negatively impacted our billings and may in the future materially and negatively affect the rate and amount of our billings. The COVID-19 pandemic may adversely affect certain of our partners’ and customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted; certain businesses will not buy our products and services when they otherwise would have; certain current partners, customers and customer prospects may go out of business or face significant business challenges, thereby negatively impacting our sales; due to product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. We have also offered, and may continue to offer, payment terms in excess of our contractual agreements to some of our distributor customers, which may decrease the likelihood that we will be able to collect from these customers. In addition, the COVID-19 pandemic has caused an increase in certain of our expenses, including increased shipping costs, increased cancellation charges and reduced attendance fees due to the cancellation of several of our 2020 Accelerate sales conferences, and it may result in increased component and product manufacturing costs. The COVID-19 pandemic has limited certain demand generation activities, such as conferences and in-person sales meetings, which may reduce our costs, but also may reduce leads that could result in closed sales. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic will negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 34% of our total net accounts receivable as of December 31, 2020.

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

Exclusive Networks Group (“Exclusive”) accounted for 34% and 36% of our total net accounts receivable as of December 31, 2020 and December 31, 2019, respectively, and six distributor customers accounted for 70% and 69% of our total net accounts receivable in the aggregate, respectively. During 2020, 2019 and 2018, Exclusive accounted for 30%, 31% and 30% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk, which may harm our ability to collect on our accounts receivable.

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

Risks Related to Our Sales and End-Customers

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

•protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’s sales in certain countries outside of the U.S. (for example, over the past year, our revenue from sales in China has been insignificant, totaling less than 1% of aggregate revenue, possibly based in part on a preference in China to do business with Chinese businesses over U.S. businesses like Fortinet);

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, especially in light of the COVID-19 pandemic, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly the market for sales to large businesses, service providers and government organizations. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, or if we experience turnover and disruption in our sales and marketing teams, we may not be able to achieve sustained growth, and our business, financial condition and results of operations may be adversely affected. We are also limited in our marketing efforts as a result of the COVID-19 pandemic, as mitigation and containment measures adopted by government authorities to contain the spread of COVID-19, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers and negatively affect our sales and marketing efforts.

A portion of our revenue is generated by sales to government organizations, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency end-customers have accounted for a portion of our revenue in past periods. Sales to government organizations are subject to a number of risks. Selling to government organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense, with long sales cycles and without any assurance of winning a sale.

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

Risks Related to Our Industry, Customers, Products and Services

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

Some of our existing and potential competitors enjoy competitive advantages such as:

•greater name recognition and/or longer operating histories;

•larger sales and marketing budgets and resources;

•broader distribution and established relationships with distribution partners and end-customers;

•access to larger customer bases;

•greater customer support resources;

•greater resources to make acquisitions;

•stronger U.S. government relationships;

•lower labor and development costs; and

•substantially greater financial, technical and other resources.

In addition, certain of our larger competitors have broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

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

Large, well-established providers of networking equipment, such as Cisco, F5 Networks and Juniper, offer, and may continue to introduce, network security features that compete with our products, either in standalone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory or components may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to source components, manufacture or ship certain products increases for any reason, inventory shortfalls could result. If we cannot manufacture and ship our products due to, for example, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. In order to mitigate supply chain risk from COVID-19, we have increased our on-hand stock of certain products. If we are unable to sell these products, we would be required to write-off excess inventory, which would have an adverse impact on our results of operations.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 85% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

Our proprietary SPUs, which are key to the performance of our appliances, are built by contract manufacturers including Renesas and Toshiba. These contract manufacturers use foundries operated by TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer inventory shortages of our SPU as well as increased costs. In addition to our proprietary SPU, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our SPU or ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (the “EU RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Securities and Exchange Commission (the “SEC”) adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to efforts to determine the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements, which would make it more difficult to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Additionally, any perception that our products have product vulnerabilities, whether or not accurate, may cause reputation harm. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Risks Related to our Systems and Technology

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

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software in an effort to gain entry into our customers’ networks. These and other hacking efforts against us and our customers may be ongoing and may recur in the future. Although we take numerous measures and implement multiple layers of security to protect our networks and our customers’ networks, we cannot guarantee that our security products, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide FortiGuard and other security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

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

We have expanded our office real estate holdings to meet our projected growing need for office space. We have started construction on a second building adjacent to our headquarters as we expand our campus in Sunnyvale, California. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount or increase in work from home) and risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition.

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

Risks Related to our Intellectual Property

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

Other Risks Related to Our Business and Financial Position

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in recent years, the United States has imposed additional import tariffs on certain goods from different countries and on most of Chinese imported goods. As a result, China and other countries imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by China or other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents. For example, we acquired OPAQ in July 2020 and Panopta in December 2020. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or IP could significantly divert management time and resources.

Risks Related to Finance, Accounting and Tax Matters

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Canadian dollar and British pound. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby, Canada. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2020, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2021 or future periods. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2020, the closing price of our common stock ranged from $75.70 to $152.15 per share.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of December 31, 2020, $1.01 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty and weakening product demand caused by political instability and conflict could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and election year instability in the United States and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, such as changes to standards related to accounting for credit losses on financial instruments (which became effective for us on January 1, 2020), as well as significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

Management will continue to make judgments and assumptions based on our interpretation of new standards. If our circumstances change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, equity investments are required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 160,000 square feet of building space on ten acres of land. In 2019, we began construction on a second building of approximately 170,000 square feet that will serve as the cornerstone of our headquarters campus. Along with our corporate headquarters, as of December 31, 2020, we also own approximately 200,000 square feet in Union City, California used as a manufacturing assembly and operations center; approximately 375,000 square feet of office and building space in Burnaby and Ottawa, Canada used for operations, support and research and development work; and 40,000 square feet of office space in Valbonne, France predominantly used as a sales and support office.

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

For information regarding the geographical location of our property and equipment, see Note 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FTNT.”

Holders of Record

As of February 12, 2021, there were 43 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2015 *	December 2016	December 2017	December 2018	December 2019	December 2020
Fortinet, Inc.	$100	$97	$140	$226	$343	$477
S&P 500 Index	$100	$110	$131	$123	$158	$184
NASDAQ Computer	$100	$112	$156	$150	$226	$338

* Assumes that $100 was invested on December 31, 2015 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2019, our board of directors approved increases to our Repurchase Program by various amounts, bringing the aggregated amount authorized to $2.5 billion. In July 2020, our board of directors approved a $500.0 million increase and extended the term to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 32.5 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $2.0 billion.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2020 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	—	$—	—	$1,046.8
November 1 - November 30, 2020	0.3	115.33	0.3	1,012.7
December 1 - December 31, 2020	—	$—	—	$1,012.7
Total	0.3		0.3

ITEM 6.     Selected Financial Data

The following table presents our selected consolidated financial data and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not indicative of our future results of operations.

	Year Ended December 31,
	2020	2019 (1)	2018 (1)	2017 (2)	2016 (2)

	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Total revenue	$2,594.4	$2,163.0	$1,804.6	$1,497.7	$1,278.5
Total gross profit	$2,024.4	$1,657.1	$1,354.2	$1,112.4	$940.7
Operating income	$531.8	$351.0	$234.4	$112.6	$46.0
Net income	$488.5	$331.7	$334.9	$35.4	$34.1
Net income per share:
Basic	$2.98	$1.94	$1.98	$0.20	$0.20
Diluted	$2.91	$1.90	$1.92	$0.20	$0.19
Weighted-average shares outstanding:
Basic	164.2	171.0	169.1	174.3	172.6
Diluted	167.7	175.0	174.2	178.1	176.3

	As of December 31,
	2020	2019 (1)	2018 (1)	2017 (2)	2016 (2)

	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,955.6	$2,209.9	$1,716.6	$1,349.3	$1,310.5
Total assets	$4,044.5	$3,879.2	$3,073.3	$2,253.9	$2,134.7
Total stockholders’ equity	$856.0	$1,342.4	$1,025.5	$602.0	$846.3

(1) We identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue during the year ended December 31, 2019 and 2018, respectively. See Note 2 of our consolidated financial statements in Part II, Item 8 for further detail.

(2) We identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue during the year ended December 31, 2017 and 2016, respectively. The following tables show the affected line items within our consolidated financial statements:

	Year Ended December 31,
	2017			2016
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected

	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Total revenue	$1,494.9	$2.8	$1,497.7	$1,275.4	$3.1	$1,278.5
Total gross profit	$1,109.6	$2.8	$1,112.4	$937.6	$3.1	$940.7
Operating income	$109.8	$2.8	$112.6	$42.9	$3.1	$46.0
Net income	$31.4	$4.0	$35.4	$32.2	$1.9	$34.1
Net income per share:
Basic	$0.18	$0.02	$0.20	$0.19	$0.01	$0.20
Diluted	$0.18	$0.02	$0.20	$0.18	$0.01	$0.19

	As of December 31,
	2017			2016
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected

	(in millions)
Consolidated Balance Sheet Data:
Total assets	$2,257.9	$(4.0)	$2,253.9	$2,139.9	$(5.2)	$2,134.7
Total stockholders’ equity	$589.4	$12.6	$602.0	$837.7	$8.6	$846.3

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

•risks and expectations related to acquisitions, including integration issues related to product plans and products, including the acquired technology;

•expectations that our operating expense will increase in absolute dollars during 2021;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units versus stock options granted;

•estimates of a range of 2021 spending on our headquarters expansion project and of the anticipated completion timeline for the project;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

The focus areas of our business consist of:

•Security-Driven Networking—We derive a majority of product sales from our FortiGate network security appliances. Our FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), Intrusion Prevention system(“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include teleworker and remote security solutions such as FortiAuthenticator, FortiClient and FortiToken, as well as Secure Access (Wi-Fi and switch).

•Dynamic Cloud Security—We help customers connect securely to and across their individual, hybrid and multi-cloud environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also includes securing applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud, IBM Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•Endpoint Protection, Internet of Things (“IoT”) and Operational Technology (“OT”) Security—We protect end-customers from advanced threats that target their devices and the data that reside on them through our advanced endpoint solutions that provide core endpoint protection, advanced threat protection, incident monitoring, and response. Additionally, the proliferation of IoT and OT devices has generated new opportunities for us to grow our business. We offer network access control solutions that provide visibility, control and automated event responses in order to secure IoT devices.

•AI-Driven Security Operations—We develop and provide Artificial Intelligence (“AI”) driven security operations solutions, including FortiGuard and other security subscription services, endpoint detection and response, and our security orchestration, automation and response (“SOAR”) capabilities and solutions, that can be applied across the entire Fortinet Security Fabric platform. These solutions deliver intelligence and insights.

In addition to our security solutions, our customers may purchase FortiGuard and other security subscription services to receive threat intelligence updates and protection updates delivered by FortiGuard Labs, FortiCare technical support services and the support of TAMs, REs and professional service consultants for implementations or training services.

Correction of Prior Period Financial Data

As discussed further in Note 2 of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue during the years ended 2019 and 2018, respectively.

The correction of this error resulted in increases to service revenue, gross profit and operating income of $6.8 million and $3.4 million for the year ended 2019 and 2018, respectively. Net income increased by $5.2 million and $2.7 million for the year ended 2019 and 2018, respectively. This resulted in an increase to diluted net income per share of $0.03 and $0.01 for the year ended 2019 and 2018, respectively.

We evaluated the effect of this correction on the previous results of operations and determined that it did not materially impact any trends previously disclosed. This correction did not impact net cash provided by operating activities, billings or free cash flows.

Financial Highlights

•Total revenue was $2.59 billion in 2020, an increase of 20% compared to $2.16 billion in 2019. Product revenue was $916.4 million in 2020, an increase of 16% compared to $788.5 million in 2019. Service revenue was $1.68 billion in 2020, an increase of 22% compared to $1.37 billion in 2019.

•Total gross profit was $2.02 billion in 2020, an increase of 22% compared to $1.66 billion in 2019.

•We generated operating income of $531.8 million in 2020, an increase of 52% compared to $351.0 million in 2019. Operating income for 2020 included gains on an IP matter of $40.2 million.

•Cash, cash equivalents and investments were $1.96 billion as of December 31, 2020, a decrease of $254.3 million, or 12%, from December 31, 2019.

•In 2020, we repurchased 11.7 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.08 billion. In 2019, we repurchased 1.9 million shares of common stock for a total purchase price of $140.9 million.

•Deferred revenue was $2.61 billion as of December 31, 2020, an increase of $496.2 million, or 24%, from December 31, 2019. Short-term deferred revenue was $1.39 billion as of December 31, 2020, an increase of $237.0 million, or 21%, from December 31, 2019.

•We generated cash flows from operating activities of $1.08 billion in 2020, an increase of $275.7 million, or 34%, compared to 2019.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. In 2020, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 42%, 38% and 20% of our total revenue, respectively, and increased by 17%, 21% and 23% compared to 2019, respectively.

Product revenue grew 16% in 2020. We experienced revenue growth across several of our hardware and software products, including SD-WAN and teleworker and remote security solutions. Service revenue growth of 22% in 2020 was driven by the strength of our FortiGuard and other security subscription revenue and FortiGate technical support and other service revenue, which both grew 22% in 2020.
Our billings were diversified on a geographic basis. In 2020, approximately 50% of our billings in the aggregate were from over 80 countries that individually contributed less than 3% of our billings.

During the fourth quarter of 2020, we acquired Panopta Holdings LLC (“ Panopta”) to provide a platform for monitoring the health and performance of network and IT infrastructure. During the third quarter of 2020, we acquired OPAQ Networks, Inc. (“OPAQ”) to further enhance the Fortinet Security Fabric platform by providing enterprises with the zero trust network access SASE cloud solution. The impact of these acquisitions were not material to our consolidated financial statements.

In 2020, we recognized gains of $40.2 million on an IP matter in connection with a mutual covenant-no-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter, operating expenses as a percentage of revenue decreased by 1.3 percentage points compared to 2019. Headcount increased by 16% to 8,238 employees and contractors as of December 31, 2020, up from 7,082 as of December 31, 2019.

COVID-19 Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have taken a number of actions to protect our employees, including restricting travel and directing most of our employees to work from home. Where onsite work is permitted, we have implemented measures such as staggered work shifts, social distancing, the use of face coverings, health safety awareness training and frequent disinfection of shared spaces. We have implemented our readiness plans, which include steps to maintain critical internet infrastructure with many employees working remotely.

We are also providing free online information technology security training for the public, aimed at helping high school and college students and professionals augment their security skill sets to open career opportunities and to help narrow the security skills gap. As of December 31, 2020, there have been over 800,000 registrations for our free online trainings since we launched the program. We will continue to provide free online trainings in 2021.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance remain uncertain, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the year ended December 31, 2020. Conversely, some aspects of our business do not appear to have been significantly affected. During the year ended December 31, 2020, we have observed the following:

•In most countries, our employees ability to travel was reduced. In-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. As a result, expenses related to travel and marketing events decreased significantly. To the extent that it becomes safe for our employees to travel and for us to hold or attend marketing events, these expenses may increase in the future, although we cannot predict if or when such expenses will increase or return to pre-pandemic levels.

•After performing additional credit review of our existing customers, including obtained credit reports and reviewing their latest available statements of financial position, we increased the allowance of credit losses for certain accounts receivable. The allowance for credit losses was $2.5 million as of December 31, 2020. Provisions, write-offs and recoveries were not material during the year ended December 31, 2020.

•We have offered payment terms in excess of our contractual agreements to certain distributor customers, which has resulted in an increase to the average collection period of our trade receivables. As of December 31, 2020, 97% of our outstanding trade accounts receivable was due to be collected during the first quarter of 2021.

•The countries and geographic regions in which we experienced the fastest billings growth in the fourth quarter of 2020, as compared to the fourth quarter of 2019, were countries and geographic regions in which the COVID-19 pandemic is generally considered to have had a comparatively shorter or less severe impact on the local population and economy during the quarter.

•We have noted that, for some of our customers, sales cycles appear to have lengthened, though it is unclear whether this trend will persist.

•Our average service contract duration increased by approximately two months in the fourth quarter of 2020 as compared to the fourth quarter of 2019.

•In order to mitigate supply chain risk and in anticipation of fourth-quarter demand, we have increased our on-hand stock of certain products.

•The yield on investment-grade debt has decreased, and while the risk of credit losses on our investments and cash equivalents has not changed significantly, as the debt securities in our portfolio have matured, they have been replaced by securities with lower effective interest rates. This has contributed to a decrease in our interest income during the year ended December 31, 2020, compared to the same periods last year.

•In accordance with the CARES Act, we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.

Through the filing of this Annual Report on Form 10-K, there have been no material changes to the trends described above. Going forward, however, the situation is uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience significant changes in our billings growth rates, it will impact product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The duration and severity of the economic downturn from the pandemic may negatively impact our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources in a material way. As a result, the effects of the pandemic may not be fully reflected in our results of operations until future periods. For further discussion, see Part I, Item 1A of this Annual Report on Form 10-K.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers. At times, we also sell directly to large service providers and major systems integrators who may sell to our end-customers or use our products and services to provided hosted solutions to other enterprises. Our end-customers are located in over 80 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric platform products, depending on the end-customer’s size and security requirements.

We also offer our products through major cloud providers, and have recognized revenue on a usage basis from Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud and IBM Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in third-party clouds or in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. Standard payment terms are generally no more than 60 days, though, as noted in the COVID-19 Update above, we have recently offered extended payment terms to certain distributor customers.

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

	Year Ended or As of December 31,
	2020	2019	2018

	(in millions)
Revenue	$2,594.4	$2,163.0	$1,804.6
Deferred revenue	$2,605.3	$2,109.1	$1,666.8
Billings (non-GAAP)	$3,090.0	$2,602.9	$2,153.3
Net cash provided by operating activities	$1,083.7	$808.0	$638.9
Free cash flow (non-GAAP)	$907.8	$715.8	$585.9
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.61 billion as of December 31, 2020, an increase of $496.2 million, or 24%, from December 31, 2019.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period and adjustments to the deferred revenue balance due to adoption of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $3.09 billion for 2020, an increase of 19% compared to $2.60 billion in 2019.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Billings:
Revenue	$2,594.4	$2,163.0	$1,804.6
Add: Change in deferred revenue	496.2	442.3	347.1
Add: Deferred revenue adjustment due to adoption of Topic 606	—	—	4.1
Less: Deferred revenue balance acquired in business combinations	(0.6)	(2.4)	(2.5)
Total billings (non-GAAP)	$3,090.0	$2,602.9	$2,153.3

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant nonrecurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,083.7	$808.0	$638.9
Less: Purchases of property and equipment	(125.9)	(92.2)	(53.0)
Less: Proceeds from intellectual property matter	(50.0)	—	—
Free cash flow (non-GAAP)	$907.8	$715.8	$585.9
Net cash used in investing activities	$(72.8)	$(502.3)	$(134.9)
Net cash used in financing activities	$(1,171.6)	$(195.6)	$(202.6)

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

Our total revenue is comprised of the following:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. While the majority of our product revenue continues to be generated by our FortiGate product line, our Fabric appliance and software products are growing faster. As a percentage of total revenue, our product revenue has varied from quarter-to-quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard security subscription and FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to three years and, to a lesser extent, five years. We also generate a small portion of our revenue from professional services and training services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of the following:

•Cost of product revenue. The majority of the cost of product revenue consists of third-party contract manufacturers’ costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs and amortization of intangible assets. Personnel costs include direct compensation and benefits.

•Cost of service revenue. Cost of service revenue is primarily comprised of salaries, benefits and bonuses, as well as stock-based compensation. Cost of service revenue also includes third-party repair and contract fulfillment, data center and cloud hosting, supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory write-offs. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to hardware product gross margins. During 2020, product gross margin benefited from gains in average selling price, as well as lower direct and indirect product costs as a percentage of product revenue. It also benefited from product mix, software revenue growth and a stable product transition environment. Service gross margin benefited from renewals and continued sales of services and subscriptions, growing faster than related expenses. Overall gross margin in 2021 will be impacted by service and product revenue mix.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, benefits, bonuses, sales commission and stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we expand our workforce.

•Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on both software development and the ongoing development of our hardware platform. We record all research and development expenses as incurred. As of December 31, 2020, approximately 90% of our research and development teams were located in Canada, the United States and India.

•Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include product marketing, public relations, field marketing and channel marketing programs (e.g. partner cooperative marketing arrangements), as well as travel, depreciation of property and equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture market share.

•General and administrative. General and administrative expense consists of personnel costs, as well as professional fees, depreciation of property and equipment and software and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, tax, information technology and other consulting costs.

•Gain on intellectual property matter. Gain on intellectual property matter consists of the amortization of the deferred component of an agreement with a competitor in the network security industry, whereby, the competitor party paid us a lump sum of $50.0 million for a seven-year mutual covenant-not-to-sue for patent claims.

    Interest income—net. Interest income—net consists primarily of interest earned on our cash equivalents and investments. We have historically invested our cash in corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities.

Other expense—net. Other expense—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, as well as the gain on the sale or the impairment charges of our investments in privately held companies.

Provision for (benefit from) income taxes. We are subject to income taxes in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in local countries and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., nondeductible stock-based compensation expense, federal research and development tax credit, state taxes, withholding taxes, excess tax benefits related to stock-based compensation expense and the tax impacts of the 2017 Tax Act, including the foreign-derived intangible income (“FDII”) deduction.

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

We determine revenue recognition through the following steps:

•identification of a contract or contracts with a customer;
•identification of the performance obligations in a contract, including evaluation of performance obligations as to being distinct goods or services in a contract;
•determination of a transaction price;
•allocation of a transaction price to the performance obligations in a contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Our hardware and software licenses have significant standalone functionalities and capabilities. Accordingly, the hardware and software licenses are distinct from the security subscription and technical support services, as a customer can benefit from the product without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we determine standalone selling price by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract.

Deferred Contract Costs and Commission Expense

We defer contract costs that are recoverable and incremental to obtaining customer sales contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Costs for initial contracts that are not commensurate with renewal commissions are amortized on a straight-line basis over the period of benefit of five years. Significant estimates, assumptions, and judgments in accounting for deferred contract costs include, but are not limited to, identification of contract costs, anticipated billings and the expected period of benefit.

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

Effective January 1, 2018, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time transition tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Our selection of an accounting policy for 2018 with respect to the Global Intangible Low-Taxed Income (“GILTI”) tax rules was to treat GILTI tax as a current period expense under the period cost method. For 2019 and 2020, we were not subject to GILTI. We will continue to monitor and assess the impact of the 2017 Tax Act and ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$916.4	$788.5	$674.4
Service	1,678.0	1,374.5	1,130.2
Total revenue	2,594.4	2,163.0	1,804.6
Cost of revenue:
Product	352.4	324.6	291.0
Service	217.6	181.3	159.4
Total cost of revenue	570.0	505.9	450.4
Gross profit:
Product	564.0	463.9	383.4
Service	1,460.4	1,193.2	970.8
Total gross profit	2,024.4	1,657.1	1,354.2
Operating expenses:
Research and development	341.4	277.1	244.5
Sales and marketing	1,071.9	926.9	782.3
General and administrative	119.5	102.1	93.0
Gain on intellectual property matter	(40.2)	—	—
Total operating expenses	1,492.6	1,306.1	1,119.8
Operating income	531.8	351.0	234.4
Interest income—net	17.7	42.5	26.5
Other expense—net	(7.8)	(7.5)	(6.6)
Income before income taxes	541.7	386.0	254.3
Provision for (benefit from) income taxes	53.2	54.3	(80.6)
Net income	$488.5	$331.7	$334.9

	Year Ended December 31,
	2020	2019	2018

	(as percentage of revenue)
Revenue:
Product	35%	36%	37%
Service	65	64	63
Total revenue	100	100	100
Cost of revenue:
Product	14	15	16
Service	8	8	9
Total cost of revenue	22	23	25
Gross margin:
Product	62	59	57
Service	87	87	86
Total gross margin	78	77	75
Operating expenses:
Research and development	13	13	14
Sales and marketing	41	43	43
General and administrative	5	5	5
Gain on intellectual property matter	(2)	—	—
Total operating expenses	58	60	62
Operating margin	20	16	13
Interest income—net	1	2	1
Other expense—net	—	—	—
Income before income taxes	21	18	14
Provision for (benefit from) income taxes	2	3	(4)
Net income	19%	15%	19%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2019 as compared to 2018 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020.

2020 and 2019

Revenue

	Year Ended December 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$916.4	35%	$788.5	36%	$127.9	16%
Service	1,678.0	65	1,374.5	64	303.5	22
Total revenue	$2,594.4	100%	$2,163.0	100%	$431.4	20%
Revenue by geography:
Americas	$1,077.2	42%	$920.2	42%	$157.0	17%
EMEA	991.9	38	816.5	38	175.4	21
APAC	525.3	20	426.3	20	99.0	23
Total revenue	$2,594.4	100%	$2,163.0	100%	$431.4	20%

Total revenue increased by $431.4 million, or 20%, in 2020 compared to 2019. We continued to experience diversification of revenue globally, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC contributing the fastest growth on a percentage basis.

Product revenue increased by $127.9 million, or 16%, in 2020 compared to 2019. We experienced revenue growth across many of our products due to an increase in product revenue from our FortiGate SD-WAN solutions, software licenses and our security fabric platform products.

Service revenue increased by $303.5 million, or 22%, in 2020 compared to 2019. FortiGuard security subscription, FortiCare technical support and other revenues increased by $167.9 million and $135.6 million, respectively, or 22% in 2020 compared to 2019. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized in 2020, 68% was included in the deferred revenue balance as of December 31, 2019. Of the service revenue recognized in 2019, 68% was included in the deferred revenue balance as of December 31, 2018.

Cost of revenue and gross margin

	Year Ended December 31,
	2020	2019	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$352.4	$324.6	$27.8	9%
Service	217.6	181.3	36.3	20
Total cost of revenue	$570.0	$505.9	$64.1	13%
Gross margin (%):
Product	61.5%	58.8%
Service	87.0%	86.8%
Total gross margin	78.0%	76.6%

Total gross margin increased by 1.4 percentage points in 2020 compared to 2019, driven primarily by improvements to product gross margins.

Product gross margin increased by 2.7 percentage points in 2020 compared to 2019. Product gross margin benefited from lower direct costs of hardware as a percentage of product revenue and increased software sales. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 0.2 percentage points in 2020 compared to 2019, as our personnel costs grew slower than our service revenue and we experienced lower costs to replace and repair our products. Cost of service revenue was comprised primarily of personnel costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$341.4	13%	$277.1	13%	$64.3	23%
Sales and marketing	1,071.9	41	926.9	43	145.0	16
General and administrative	119.5	5	102.1	5	17.4	17
Gain on intellectual property matter	(40.2)	(2)	—	—	(40.2)	*
Total operating expenses	$1,492.6	58%	$1,306.1	60%	$186.5	14%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
* Not meaningful

Research and development

Research and development expense increased by $64.3 million, or 23%, in 2020 compared to 2019, primarily due to an increase in personnel-related costs of $49.0 million as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development costs, such as third-party testing and prototypes, increased $12.3 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2021.

Sales and marketing

Sales and marketing expense increased by $145.0 million, or 16%, in 2020 compared to 2019, primarily due to an increase in personnel-related costs of $173.4 million as a result of increases to sales and marketing headcount in order to drive global market revenue increases. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars in 2021.

General and administrative

General and administrative expense increased by $17.4 million, or 17%, in 2020 compared to 2019, primarily due to an increase in personnel-related costs of $9.3 million, an increase in legal-related costs of $2.5 million, an increase in professional services fee of $2.2 million and an increase in the provision for expected credit losses of $2.0 million. We currently expect general and administrative expense to increase in absolute dollars in 2021.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. In 2020 we recorded a $40.2 million gain on intellectual property matter in our consolidated statements of income. See Note 12 of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $531.8 million in 2020, an increase of $180.8 million, or 52%, compared to $351.0 million in 2019. Operating income as a percentage of revenue increased to 20% in 2020 compared to 16% in 2019. The increase in operating margin is primarily due to the $40.2 million gain on IP matter, the 1.4 percentage point improvement in gross margin and the 1.6 percentage point decrease in sales and marketing expense as a percentage of revenue.

Interest income—net and other expense—net

	Year Ended December 31,
	2020	2019	Change	% Change

	(in millions, except percentages)
Interest income—net	$17.7	$42.5	$(24.8)	(58)%
Other expense—net	$(7.8)	$(7.5)	$(0.3)	4%

Interest income—net decreased in 2020 as compared to 2019, primarily due to lower interest rates and, to a lesser extent, lower invested balances of cash, cash equivalents and investments. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. The change in other expense—net in 2020 as compared to 2019 was the result of a $4.3 million impairment charge on an investment in a privately held company during 2020 compared to a $3.8 million impairment charge on an investment in a privately held company in the same period last year.

Provision for (benefit from) income taxes

	Year Ended December 31,		Change	% Change
	2020	2019

	(in millions, except percentages)
Provision for income taxes	$53.2	$54.3	$(1.1)	(2)%
Effective tax rate	10%	14%

Our provision for income taxes for 2020 reflects an effective tax rate of 10%, compared to an effective tax rate of 14% for 2019. The provision for income taxes for 2020 was comprised primarily of a $146.8 million tax expense related to U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by a tax benefit of $44.3 million from the FDII deduction, excess tax benefits of $42.0 million from stock-based compensation expense and tax benefits of $7.5 million from federal research and development tax credits.

Our provision for income taxes for 2019 reflects an effective tax rate of 14%, compared to an effective tax rate benefit of 32% for 2018. The provision for income taxes for 2019 was comprised primarily of a $90.3 million tax expense related to U.S. federal and state taxes, other foreign income taxes and foreign withholding taxes and a $10.1 million tax expense for an unrecognized tax benefit related to the Ninth Circuit’s opinion in Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue (“Altera”). The provision was partially offset by excess tax benefits of $39.3 million from stock-based compensation expense and tax benefits of $6.8 million from federal research and development tax credits.

Unaudited Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of income for the last eight quarters. The quarterly results of operations for the four quarters of 2019 were adjusted for an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue. See Note 2 of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further detail. Additionally, the quarterly results of operations for the first two quarters of 2020 were also adjusted to reflect the correction of the immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue.

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

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020		Mar 31, 2020
	As Reported	As Reported	As Previously Reported	As Corrected	As Previously Reported	As Corrected

	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Product	$288.4	$223.8	$211.9	$211.9	$192.3	$192.3
Service	459.6	427.3	403.6	405.7	384.6	385.4
Total revenue	748.0	651.1	615.5	617.6	576.9	577.7
Cost of revenue:
Product (1)(2)	107.4	84.3	84.4	84.4	76.3	76.3
Service (1)(2)	59.6	54.9	50.7	50.7	52.4	52.4
Total cost of revenue	167.0	139.2	135.1	135.1	128.7	128.7
Total gross profit	581.0	511.9	480.4	482.5	448.2	449.0
Operating expenses:
Research and development (1)	89.0	90.0	82.1	82.1	80.3	80.3
Sales and marketing (1)(2)	291.4	266.7	253.8	253.8	260.0	260.0
General and administrative (1)	32.4	29.4	28.9	28.9	28.8	28.8
Gain on intellectual property matter	(1.2)	(1.1)	(1.1)	(1.1)	(36.8)	(36.8)
Total operating expenses	411.6	385.0	363.7	363.7	332.3	332.3
Operating income	169.4	126.9	116.7	118.8	115.9	116.7
Interest income—net	2.0	2.5	4.0	4.0	9.2	9.2
Other income (expense)—net	0.3	(1.0)	0.9	0.9	(8.0)	(8.0)
Income before income taxes	171.7	128.4	121.6	123.7	117.1	117.9
Provision for income taxes	25.0	5.0	9.5	9.9	13.1	13.3
Net income	$146.7	$123.4	$112.1	$113.8	$104.0	$104.6
Net income per share:
Basic	$0.90	$0.76	$0.69	$0.70	$0.61	$0.61
Diluted	$0.89	$0.75	$0.68	$0.69	$0.60	$0.60

	Three Months Ended
	Dec 31, 2019		Sept 30, 2019		Jun 30, 2019		Mar 31, 2019
	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected

	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenue:
Product	$238.8	$238.8	$197.1	$197.1	$189.9	$189.9	$162.7	$162.7
Service	375.6	379.3	350.4	351.0	331.8	333.9	309.9	310.3
Total revenue	614.4	618.1	547.5	548.1	521.7	523.8	472.6	473.0
Cost of revenue:
Product (1)(2)	92.7	92.7	79.0	79.0	82.7	82.7	70.2	70.2
Service (1)(2)	47.8	47.8	45.1	45.1	45.6	45.6	42.8	42.8
Total cost of revenue	140.5	140.5	124.1	124.1	128.3	128.3	113.0	113.0
Total gross profit	473.9	477.6	423.4	424.0	393.4	395.5	359.6	360.0
Operating expenses:
Research and development (1)	71.2	71.2	69.9	69.9	67.4	67.4	68.6	68.6
Sales and marketing (1)(2)	257.1	257.1	227.4	227.4	226.5	226.5	215.9	215.9
General and administrative (1)	27.2	27.2	26.1	26.1	24.3	24.3	24.5	24.5
Total operating expenses	355.5	355.5	323.4	323.4	318.2	318.2	309.0	309.0
Operating income	118.4	122.1	100.0	100.6	75.2	77.3	50.6	51.0
Interest income—net	9.9	9.9	11.4	11.4	11.0	11.0	10.2	10.2
Other expense—net	(0.6)	(0.6)	(6.0)	(6.0)	(0.4)	(0.4)	(0.5)	(0.5)
Income before income taxes	127.7	131.4	105.4	106.0	85.8	87.9	60.3	60.7
Provision for income taxes	12.5	13.2	25.6	25.8	13.1	13.7	1.5	1.6
Net income	$115.2	$118.2	$79.8	$80.2	$72.7	$74.2	$58.8	$59.1
Net income per share:
Basic	$0.67	$0.69	$0.47	$0.47	$0.42	$0.43	$0.35	$0.35
Diluted	$0.66	$0.67	$0.46	$0.46	$0.42	$0.42	$0.34	$0.34

(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec 31, 2020	Sept 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sept 30, 2019	Jun 30, 2019	Mar 31, 2019

	(in millions)
Cost of product revenue	$0.4	$0.4	$0.4	$0.4	$0.3	$0.4	$0.4	$0.4
Cost of service revenue	3.4	3.3	3.2	3.0	2.9	2.7	2.9	2.8
Research and development	12.0	12.7	12.0	10.9	10.0	9.3	10.0	9.4
Sales and marketing	27.1	27.7	27.9	25.7	25.1	24.9	26.3	25.4
General and administrative	6.0	5.9	6.1	5.3	5.4	5.1	5.4	5.0
Total stock-based compensation expense	$48.9	$50.0	$49.6	$45.3	$43.7	$42.4	$45.0	$43.0

(2) Total amortization included in product costs, service costs, and sales and marketing expense are as follows:

	Three Months Ended
	Dec 31, 2020	Sept 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sept 30, 2019	Jun 30, 2019	Mar 31, 2019

	(in millions)
Amortization of intangible assets	$2.8	$2.8	$3.7	$4.0	$2.8	$2.2	$2.9	$3.0

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying at year-end, which has positively impacted billings and product revenue activity in the fourth quarter. In the first quarter, we generally experience lower sequential customer buying, followed by an increase in buying in the second quarter. In 2020, seasonality was impacted by the COVID-19 pandemic. Although these seasonal factors are common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our revenue in the final month of each quarter and a significant amount in the last two weeks of each quarter. We believe this is due to customer buying patterns typical in this industry.

Consistent with the seasonality note above, our total quarterly revenue over the past two years has generally increased sequentially each year. Product revenue increased year-over-year as compared to 2019, as we have continued product innovation and successfully launched new product models, expanded our solution sales, with focus on SD-WAN and work from home solutions and continued our investments in our sales and marketing organizations. Due to our growing customer base, we continue to see a relative shift from product revenue to higher-margin, recurring service revenue.

Total gross margin has fluctuated on a quarterly basis primarily due to the relative service and product mix as well as the seasonality of cost increases. Product gross margin varies based on the types of products sold, their cost profile and the average selling prices of our products. In 2020, product gross margin was impacted by new product introductions and the mix of high-end, mid-range and entry-level products and other Fabric appliances as well as increasing software sales. We have been able to improve our direct cost of appliances with newer generations, and our product gross margin continuously benefits from increasing software sales. Service gross margin is impacted by revenue growth and our personnel-related costs, third-party repair and contract fulfillment, data center and cloud hosting, supplies and facility-related costs.

Liquidity and Capital Resources

	As of December 31,
	2020	2019	2018

	(in millions)
Cash and cash equivalents	$1,061.8	$1,222.5	$1,112.4
Investments	893.8	987.4	604.2
Total cash, cash equivalents and investments	$1,955.6	$2,209.9	$1,716.6
Working capital	$910.9	$1,313.2	$975.5

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net cash provided by operating activities	$1,083.7	$808.0	$638.9
Net cash used in investing activities	(72.8)	(502.3)	(134.9)
Net cash used in financing activities	(1,171.6)	(195.6)	(202.6)
Net (decrease) increase in cash and cash equivalents	$(160.7)	$110.1	$301.4

Liquidity and capital resources is impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuances of common stock under our the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. In 2020, we repurchased 11.7 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.08 billion. As of December 31, 2020, $1.01 billion remained available for future share repurchases under the Repurchase Program.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue until project completion. We estimate 2021 spending on the second building of our headquarters campus project to be between $50.0 million and $60.0 million, which was moved from 2020 due to a delay to the project schedule as a result of the COVID-19 pandemic. We estimate construction to be completed in the first half of 2021.

As of December 31, 2020, our cash, cash equivalents and investments of $1.96 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $119.8 million and $109.3 million as of December 31, 2020 and as of December 31, 2019, respectively.

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

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs and accounts receivable.

Our operating activities during 2020 provided $1.08 billion in cash as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security services subscription and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue, and proceeds from the mutual covenant-not-to-sue and release agreement. Our total deferred revenue balance grew $496.2 million, or 24%, during 2020.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus ownership decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our engineers and other employees. In certain cases, we have elected to own the facility if we believed that ownership rather than leasing is more in line with our long-term strategy. We may make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2020, cash used in investing activities was primarily driven by $125.9 million spent on purchases of property and equipment, a large portion of which relates to our headquarters building construction, and $40.2 million used for the OPAQ and Panopta acquisitions, net of cash acquired, and partially offset by $92.0 million provided by sales and maturities of investments, net of purchases of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the 2009 Plan.

During 2020, cash used in financing activities was $1.17 billion, primarily due to $1.08 billion used to repurchase shares of our common stock, $86.1 million used to pay tax withholding, net of proceeds from the issuance of common stock, and $4.1 million used to pay debt assumed in connection with the OPAQ acquisition.

Contractual Obligations and Commitments

The following summarizes our inventory purchase commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in millions)
Inventory purchase commitments (1)	$259.4	$259.4	$—	$—	$—

(1) Consists of minimum purchase commitments with independent contract manufacturers.

In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2020, we had $28.9 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

As of December 31, 2020, we had $90.3 million of long-term income tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Off-Balance Sheet Arrangements

During 2020, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, including corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2020, 2019 and 2018 would have resulted in an insignificant decrease in our interest income in each of these periods.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other expense—net in the consolidated statements of income. We recognized an expense of $5.5 million in 2020 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.9 million change in the value of our foreign currency cash balances as of December 31, 2020.

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

ITEM 8.     Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Unaudited Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Litigation Contingencies–Refer to Note 13 to the financial statements
Critical Audit Matter Description
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
•We tested the effectiveness of controls over management’s litigation contingency accrual analysis and assessment of matters with potential impact.
•We obtained and evaluated legal letters from internal and external legal counsel, and we discussed with internal legal counsel the pending litigation matters.
•We made inquiries with management to obtain an understanding of litigation matters that the Company is currently undergoing.
•We read available court filings for litigation matters to search for contradictory information.
•We read Board of Directors meeting minutes to search for contradictory information.
•We evaluated the assumptions used by the Company to estimate the litigation contingency, including corroborating the assumptions with internal legal counsel.
•We evaluated the Company’s litigation contingencies disclosure for consistency with our knowledge of the Company’s litigation matters.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 19, 2021

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,061.8	$1,222.5
Short-term investments	775.5	843.1
Accounts receivable—Net of allowance for credit losses of $2.5 million at December 31, 2020 and net of allowance for doubtful accounts of $1.2 million at December 31, 2019	720.0	544.3
Inventory	139.8	117.9
Prepaid expenses and other current assets	43.3	41.2
Total current assets	2,740.4	2,769.0
LONG-TERM INVESTMENTS	118.3	144.3
PROPERTY AND EQUIPMENT—NET	448.0	344.3
DEFERRED CONTRACT COSTS	304.8	237.0
DEFERRED TAX ASSETS	245.2	226.3
OTHER INTANGIBLE ASSETS—NET	31.6	31.1
GOODWILL	93.0	67.2
OTHER ASSETS	63.2	60.0
TOTAL ASSETS	$4,044.5	$3,879.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141.6	$96.4
Accrued liabilities	149.2	101.8
Accrued payroll and compensation	145.9	101.8
Deferred revenue	1,392.8	1,155.8
Total current liabilities	1,829.5	1,455.8
DEFERRED REVENUE	1,212.5	953.3
INCOME TAX LIABILITIES	90.3	82.8
OTHER LIABILITIES	56.2	44.9
Total liabilities	3,188.5	2,536.8
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300 shares authorized; 162.5 shares and 171.7 shares issued and outstanding at December 31, 2020 and 2019, respectively	0.2	0.2
Additional paid-in capital	1,207.2	1,180.3
Accumulated other comprehensive income	0.7	1.1
Retained earnings (accumulated deficit)	(352.1)	160.8
Total stockholders’ equity	856.0	1,342.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,044.5	$3,879.2
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Product	$916.4	$788.5	$674.4
Service	1,678.0	1,374.5	1,130.2
Total revenue	2,594.4	2,163.0	1,804.6
COST OF REVENUE:
Product	352.4	324.6	291.0
Service	217.6	181.3	159.4
Total cost of revenue	570.0	505.9	450.4
GROSS PROFIT:
Product	564.0	463.9	383.4
Service	1,460.4	1,193.2	970.8
Total gross profit	2,024.4	1,657.1	1,354.2
OPERATING EXPENSES:
Research and development	341.4	277.1	244.5
Sales and marketing	1,071.9	926.9	782.3
General and administrative	119.5	102.1	93.0
Gain on intellectual property matter	(40.2)	—	—
Total operating expenses	1,492.6	1,306.1	1,119.8
OPERATING INCOME	531.8	351.0	234.4
INTEREST INCOME—NET	17.7	42.5	26.5
OTHER EXPENSE—NET	(7.8)	(7.5)	(6.6)
INCOME BEFORE INCOME TAXES	541.7	386.0	254.3
PROVISION FOR (BENEFIT FROM) INCOME TAXES	53.2	54.3	(80.6)
NET INCOME	$488.5	$331.7	$334.9
Net income per share (Note 10):
Basic	$2.98	$1.94	$1.98
Diluted	$2.91	$1.90	$1.92
Weighted-average shares outstanding:
Basic	164.2	171.0	169.1
Diluted	167.7	175.0	174.2
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$488.5	$331.7	$334.9
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(0.2)	2.5	—
Less: tax provision related to change in unrealized gains (losses) on investments	0.2	0.5	—
Other comprehensive income (loss)	(0.4)	2.0	—
Comprehensive income	$488.1	$333.7	$334.9

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2017	167.9	$0.2	$909.6	$(0.8)	$(307.0)	$602.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.7	—	17.5	—	—	17.5
Repurchase and retirement of common stock	(3.8)	—	(21.7)	—	(187.4)	(209.1)
Stock-based compensation expense	—	—	162.9	—	—	162.9
Cumulative effect adjustments from adoption of Topic 606	—	—	—	—	117.3	117.3
Net income	—	—	—	—	334.9	334.9
BALANCE—December 31, 2018	169.8	0.2	1,068.3	(0.8)	(42.2)	1,025.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.8	—	(48.9)	—	—	(48.9)
Repurchase and retirement of common stock	(1.9)	—	(12.1)	—	(128.8)	(140.9)
Stock-based compensation expense	—	—	173.0	—	—	173.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—
Net unrealized gain on investments - net of tax	—	—	—	2.0	—	2.0
Net income	—	—	—	—	331.7	331.7
BALANCE—December 31, 2019	171.7	0.2	1,180.3	1.1	160.8	1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.5	—	(86.1)	—	—	(86.1)
Repurchase and retirement of common stock	(11.7)	—	(78.7)	—	(1,001.4)	(1,080.1)
Stock-based compensation expense	—	—	191.7	—	—	191.7
Net unrealized gain on investments - net of tax	—	—	—	(0.4)	—	(0.4)
Net income	—	—	—	—	488.5	488.5
BALANCE—December 31, 2020	162.5	$0.2	$1,207.2	$0.7	$(352.1)	$856.0
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488.5	$331.7	$334.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	191.7	174.1	162.9
Amortization of deferred contract costs	137.4	107.9	90.9
Depreciation and amortization	68.8	61.6	55.7
Amortization of investment premiums (discounts)	1.3	(6.0)	(0.6)
Other	6.0	5.7	(0.9)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable—net	(176.4)	(96.7)	(82.0)
Inventory	(42.2)	(48.5)	(33.4)
Prepaid expenses and other current assets	(2.8)	(2.1)	4.2
Deferred contract costs	(205.1)	(162.3)	(136.4)
Deferred tax assets	(10.5)	19.4	(127.1)
Other assets	(4.6)	(1.3)	(3.8)
Accounts payable	37.4	7.7	14.6
Accrued liabilities	45.8	(20.2)	8.5
Accrued payroll and compensation	43.1	(2.7)	3.5
Other liabilities	9.7	(0.2)	(0.8)
Deferred revenue	495.6	439.9	348.7
Net cash provided by operating activities	1,083.7	808.0	638.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,079.0)	(1,332.3)	(681.8)
Sales of investments	152.2	31.3	42.8
Maturities of investments	1,018.8	925.5	578.8
Purchases of property and equipment	(125.9)	(92.2)	(53.0)
Payments made in connection with business combinations, net of cash acquired	(40.2)	(34.6)	(21.7)
Other	1.3	—	—
Net cash used in investing activities	(72.8)	(502.3)	(134.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(1,080.1)	(145.1)	(211.8)
Proceeds from issuance of common stock	22.1	49.5	86.5
Taxes paid related to net share settlement of equity awards	(108.2)	(96.0)	(67.2)
Payments of debt assumed in connection with business combinations	(4.1)	(3.7)	(10.1)
Other	(1.3)	(0.3)	—
Net cash used in financing activities	(1,171.6)	(195.6)	(202.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(160.7)	110.1	301.4
CASH AND CASH EQUIVALENTS—Beginning of year	1,222.5	1,112.4	811.0
CASH AND CASH EQUIVALENTS—End of year	$1,061.8	$1,222.5	$1,112.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$39.7	$58.7	$41.4
Operating lease liabilities arising from obtaining right-of-use assets	$22.8	$20.4	$—
Finance lease liabilities arising from obtaining right-of-use assets	$—	$3.6	$—
Cash paid to settle liability incurred for repurchase of common stock	$—	$4.2	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$20.9	$21.1	$21.6
Liability for purchase of property and equipment	$30.8	$16.0	$8.3
Liability incurred for repurchase of common stock	$—	$—	$4.2
Liability incurred in connection with business combination	$0.4	$3.0	$—
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in 2000 and is a global leader in broad, integrated and automated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as large enterprises, communication service providers, government organizations and small to medium-sized enterprises. Fortinet’s cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated Security Fabric Platform with automated protection, detection and responses.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the standalone selling price for our products and services, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation, the fair value of assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets, the determination of sales returns reserves and contingent liabilities. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

Concentration Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the United States and around the world. Balances in the United States typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, commercial paper and fixed income debt securities with major financial institutions that our management believes are financially sound.

Our accounts receivables are primarily derived from our distributor customers in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated potential credit losses. As of December 31, 2020 and 2019, Exclusive Networks Group (“Exclusive”) accounted for 34% and 36% of total net accounts receivable, respectively. As of December 31, 2020 and 2019, Ingram Micro Inc. (“Ingram Micro”) accounted for 11% and 10% of total net accounts receivable, respectively.

During 2020, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively. During 2019, Exclusive and Ingram Micro accounted for 31% and 11% of total revenue, respectively. During 2018, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively.

We rely on a small number of manufacturing partners, primarily in Taiwan, to manufacture our products, and some of the components of our products are available from limited or sole sources of supply. Each of our proprietary Application-Specific Integrated Circuits is built by contract manufacturers located in Japan.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, unrealized gains and losses on available-for-sale investments and the related tax impact.

Foreign Currency and Transaction Gains and Losses—The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet dates. Foreign currency remeasurement losses of $5.5 million, $4.7 million and $8.2 million, which are related to changes in foreign currency rates, are included in other expense—net for 2020, 2019, and 2018, respectively.

Cash, Cash Equivalents and Available-for-Sale Investments—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in money market funds, commercial paper, term deposits and corporate debt.

We hold investment grade securities consisting of money market funds, corporate debt securities, U.S. government securities, commercial paper, certificates of deposit and term deposits that our management believes are financially sound. We classify our investments as available-for-sale (“AFS”) at the time of purchase, since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months with a remaining maturity less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in consolidated statements of stockholders’ equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other expense—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of stockholders’ equity.

Prior to 2020, we followed the guidance in Accounting Standards Codification (“ASC”) 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2020 and December 31, 2019 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2020 and that the impairments as of December 31, 2019 were not other than temporary because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the year ended December 31, 2020, and there was no impairment charge for any unrealized losses in 2019 and 2018.

We determine realized gains or losses on sale of AFS debt securities using specific identification method to determine the cost basis of investments sold and record such gains or losses as other expense-net on the consolidated statements of income. We have elected to not record an allowance for credit losses for accrued interest for AFS investments in debt securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable—Trade accounts receivable are recorded at the invoiced amount. On January 1, 2020, we adopted Topic 326, which provides guidance on how to measure credit losses on financial instruments, including accounts receivable. Prior to our adoption of Topic 326, our accounts receivable balance was reduced by an allowance for doubtful accounts that we determined based on our assessment of the collectability of customer accounts. Under Topic 326, our accounts receivable balance is reduced by an allowance for expected credit losses. We measure expected credit losses of accounts receivable on a collective (pooled) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis.

We further consider collectibility trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. The COVID-19 pandemic and the recent economic downturn prompted us to perform additional credit reviews of our existing customers, including obtaining recent credit reports and reviewing their latest available statements of financial position. In addition, we have seen an increase in requests for extended payment terms. After performing our additional reviews, we increased the allowance for credit losses for certain accounts receivable. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $2.5 million as of December 31, 2020, and the allowance for doubtful accounts was $1.2 million as of December 31, 2019. Provisions, write-offs and recoveries were not material during the year ended December 31, 2020.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We do not depreciate the allocated cost of land. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	2 to 30 years
Computer equipment and software	1 to 7 years
Evaluation units	1 year
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

Other Investments—Other investments are investments in equity securities of privately held companies without readily determinable fair values and are included in other assets in the consolidated balance sheets. We elected to account for these equity investments using the measurement alternative, which is at cost, less any impairment, adjusted for changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts as well as current fundraising activities and valuations based on information provided by these privately held companies. If it is determined that a decline or increase in value exists in an investment without readily determinable fair value, we adjust the carrying value of the investment to its fair value and record the related impairment or increase in value as an investment loss or gain. The change in carrying value, if any, is recognized in other income (expense)—net on our consolidated statements of income. In addition, as of December 31, 2020, we also held equity investments with readily determinable fair values accounted for at fair value through net income, which were immaterial as of December 31, 2020.

Business Combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our estimates and assumptions are subject to change

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and we often continue to gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no material impairment in 2020, 2019 and 2018.

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

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2020, we had one reporting unit.

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

Effective January 1, 2018, the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) reduced the federal corporate income tax rate from 35% to 21% and created a territorial tax system with a one-time transition tax on foreign earnings of U.S. subsidiaries not previously subject to U.S. income tax. Our selection of an accounting policy for 2018 with respect to the Global Intangible Low-Taxed Income (“GILTI”) tax rules was to treat GILTI tax as a current period expense under the period cost method. For 2019 and 2020, we were not subject to GILTI. We will continue to monitor and assess the impact of the 2017 Tax Act and ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases—We rent certain facilities under operating lease agreements. On January 1, 2019, we adopted FASB Topic 842, Leases (“Topic 842”), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the consolidated balance sheet. Under Topic 842, we determine if an arrangement is a lease at inception. The ROU assets and the short and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively. The corresponding assets, the short and long-term lease liabilities from our finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The costs to obtain or develop software for internal use are capitalized based on qualifying criteria, which includes a determination of whether such costs are incurred during the application development stage. Such costs are amortized over the software’s estimated useful life.
Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with renewal commissions are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2020, 2019 and 2018 was $137.4 million, $107.9 million and $90.9 million, respectively. No impairment loss was recognized during 2020, 2019 and 2018.

Deferred Revenue—Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue. The majority of deferred revenue is comprised of security subscription and technical support services which are invoiced upfront and delivered over 12 months or longer.

Revenue Recognition—Our revenue consists of product and service revenue. Revenues are recognized when control of these goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We determine revenue recognition through the following steps:

•identification of a contract or contracts with a customer;
•identification of the performance obligations in a contract, including evaluation of performance obligations and evaluating the distinct goods or services in a contract;
•determination of a transaction price;
•allocation of a transaction price to the performance obligations in a contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

We derive a majority of product sales from our FortiGate hardware and virtual machine products which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

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

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services. Our typical subscription and contractual support term is one to three years, and to a lesser extent, five years. We generally recognize revenue from these services ratably over the support period because of continuous transfer of control to the customer. Revenue related to subsequent renewals of these services are recognized over the support term of the renewal agreement. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted by us or provided through cloud-providers. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

Our sales contracts typically contain multiple deliverables, such as hardware, software license, security subscription, technical support services and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Our hardware and software licenses have significant standalone functionalities and capabilities. Accordingly, the hardware and software licenses are distinct from the security subscription and technical support services, as a customer can benefit from the product without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. We establish standalone

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we determine standalone selling price by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract. Revenue is reported net of sales tax.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $43.0 million and $27.6 million as of December 31, 2020 and 2019, respectively, and is included in current liabilities in our consolidated balance sheet.

We generally invoice at the time of our sale for the total price of the hardware, software licenses, security and technical support and other services. Standard payment terms are generally no more than 60 days, but we have accepted more requests for non-standard payment terms since the first quarter of 2021. We also invoice certain services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear interest. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of period end.

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not significant during 2020, 2019 and 2018.

Warranties—We generally provide a one-year warranty on most hardware products and a 90-day warranty on software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2020 and 2019.

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

Recently Adopted Accounting Standards

Financial Instruments

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides guidance on how an entity should measure credit losses on financial instruments. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The new approach to estimating credit losses (referred to as the current expected credit losses model) generally accelerates recognition of credit losses. We adopted Topic 326 on January 1, 2020 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements. We continue to monitor the financial implications of the COVID-19 pandemic on expected credit losses.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cloud Computing

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. We adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Recent Accounting Standards Not Yet Effective

Income Taxes

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us beginning on January 1, 2021. We do not expect that ASC 2019-12 will have a material impact on our consolidated financial statements.

2.     IMMATERIAL CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the period ended December 31, 2019, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts. Rather than commencing recognition upon end user registration, we should have commenced recognition when control had passed to the distributor, which we have determined is our customer. We assessed the effect of this correction, individually and in the aggregate, on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the correction was not individually material to any of our prior interim or annual consolidated financial statements.

All financial information contained in the accompanying notes to these consolidated financial statements has been revised to reflect the correction of this error.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our consolidated balance sheet as of December 31, 2019 were as follows (in millions):

	December 31, 2019
	As Previously Reported	Corrections	As Corrected
ASSETS
DEFERRED TAX ASSETS	$232.6	$(6.3)	$226.3
TOTAL ASSETS	3,885.5	(6.3)	3,879.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred revenue	1,173.6	(17.8)	1,155.8
Total current liabilities	1,473.6	(17.8)	1,455.8
DEFERRED REVENUE	962.3	(9.0)	953.3
Total liabilities	2,563.6	(26.8)	2,536.8
STOCKHOLDERS’ EQUITY:
Retained earnings	140.3	20.5	160.8
Total stockholders’ equity	1,321.9	20.5	1,342.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,885.5	$(6.3)	$3,879.2

The corrections to our consolidated statements of income for the year ended December 31, 2019 and December 31, 2018 were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2019			2018
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$1,367.7	$6.8	$1,374.5	$1,126.8	$3.4	$1,130.2
Total revenue	2,156.2	6.8	2,163.0	1,801.2	3.4	1,804.6
GROSS PROFIT:
Service	1,186.4	6.8	1,193.2	967.4	3.4	970.8
Total gross profit	1,650.3	6.8	1,657.1	1,350.8	3.4	1,354.2
OPERATING INCOME	344.2	6.8	351.0	231.0	3.4	234.4
INCOME BEFORE INCOME TAXES	379.2	6.8	386.0	250.9	3.4	254.3
PROVISION FOR INCOME TAXES	52.7	1.6	54.3	(81.3)	0.7	(80.6)
NET INCOME	$326.5	$5.2	$331.7	$332.2	$2.7	$334.9
Net income per share (Note 10):
Basic	$1.91	$0.03	$1.94	$1.96	$0.02	$1.98
Diluted	$1.87	$0.03	$1.90	$1.91	$0.01	$1.92

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our consolidated statements of cash flows for the year ended December 31, 2019 and December 31, 2018 were as follows (in millions):

	Year Ended December 31,
	2019			2018
	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326.5	$5.2	$331.7	$332.2	$2.7	$334.9
Changes in operating assets and liabilities:
Deferred tax assets	$17.8	$1.6	$19.4	$(127.8)	$0.7	$(127.1)
Deferred revenue	$446.7	$(6.8)	$439.9	$352.1	$(3.4)	$348.7

For all periods in which we corrected net income, we made corresponding corrections to net income and comprehensive income in our consolidated statements of comprehensive income and to net income, retained earnings (accumulated deficit) and total stockholders’ equity in our consolidated statements of stockholders’ equity.

3.     REVENUE RECOGNITION

We sell cybersecurity solutions to a variety of organizations, such as enterprises, communication service providers, government organizations and small to medium-sized enterprises. Our revenue consists of product and service revenue. Product revenue is generated by our FortiGate network security products, our Fortinet Security Fabric platform products and other products. Service revenue relates to sales of our security subscription services, which mainly consist of our FortiGuard security solutions, as well as our FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2020	2019	2018
Product	$916.4	$788.5	$674.4
Service:
Security subscription	918.7	750.8	606.1
Technical support and other	759.3	623.7	524.1
Total service revenue	1,678.0	1,374.5	1,130.2
Total revenue	$2,594.4	$2,163.0	$1,804.6

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of period end. During 2020, we recognized $1.15 billion in revenue that was included in the deferred revenue balance as of December 31, 2019. During 2019, we recognized $935.0 million in revenue that was included in the deferred revenue balance as of December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.61 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize approximately $1.39 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$410.5	$1.0	$—	$411.5
Commercial paper	185.4	—	—	185.4
U.S. government securities	184.9	—	—	184.9
Certificates of deposit and term deposits (1)	112.0	—	—	112.0
Total available-for-sale securities	$892.8	$1.0	$—	$893.8

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$576.1	$1.0	$(0.1)	$577.0
Commercial paper	148.7	0.1	—	148.8
U.S. government securities	195.0	0.2	—	195.2
Certificates of deposit and term deposits (1)	66.4	—	—	66.4
Total available-for-sale securities	$986.2	$1.3	$(0.1)	$987.4

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$111.3	$—	$—	$—	$111.3	$—
Commercial paper	61.5	—	—	—	61.5	—
U.S. government securities	38.1	—	—	—	38.1	—
Certificates of deposit and term deposits	29.5	—	—	—	29.5	—
Total available-for-sale securities	$240.4	$—	$—	$—	$240.4	$—

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117.3	$(0.1)	$16.1	$—	$133.4	$(0.1)
Commercial paper	26.0	—	—	—	26.0	—
U.S. government securities	47.1	—	—	—	47.1	—
Certificates of deposit and term deposits	13.0	—	—	—	13.0	—
Total available-for-sale securities	$203.4	$(0.1)	$16.1	$—	$219.5	$(0.1)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	December 31, 2020	December 31, 2019
Due within one year	$775.5	$843.1
Due within one to three years	118.3	144.3
Total	$893.8	$987.4

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest of $2.8 million as of December 31, 2020 was excluded from both the fair value and the amortized cost of our available-for-sale securities and was recorded in prepaid expenses and other current assets in our consolidated balance sheet.

Realized gains and losses on available-for-sale securities were insignificant in the periods presented.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2020				December 31, 2019
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$413.7	$—	$413.7	$—	$577.0	$—	$577.0	$—
Commercial paper	197.2	—	197.2	—	165.8	—	165.8	—
U.S. government securities	184.9	184.9	—	—	195.2	195.2	—	—
Certificates of deposit and term deposits	112.0	—	112.0	—	66.4	—	66.4	—
Money market funds	152.7	152.7	—	—	15.0	15.0	—	—
Total	$1,060.5	$337.6	$722.9	$—	$1,019.4	$210.2	$809.2	$—

Reported as:
Cash equivalents	$166.7				$32.0
Short-term investments	775.5				843.1
Long-term investments	118.3				144.3
Total	$1,060.5				$1,019.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020 and December 31, 2019.

5.     INVENTORY

Inventory consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Raw materials	$13.8	$9.7
Finished goods	126.0	108.2
Inventory	$139.8	$117.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Land	$93.3	$93.3
Building and building improvements	150.6	147.4
Computer equipment and software	137.2	116.7
Leasehold improvements	31.9	25.5
Evaluation units	19.8	19.9
Furniture and fixtures	21.3	17.3
Construction-in-progress	166.4	61.2
Total property and equipment	620.5	481.3
Less: accumulated depreciation	(172.5)	(137.0)
Property and equipment—net	$448.0	$344.3

Construction-in-progress consists primarily of costs incurred in connection with the construction of a second building at our headquarters campus.

Depreciation expense was $55.5 million, $50.7 million and $46.7 million in 2020, 2019 and 2018, respectively.

7.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Our investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million and $5.3 million as of December 31, 2020 and 2019, respectively. These investments are accounted for at cost, adjusted for changes in observable prices minus impairment. These investments are recorded as other assets in our consolidated balance sheets and would be measured at fair value if indicators of an increase in value or impairment existed. In the first quarter of 2020 and in the third quarter of 2019, we recognized non-cash impairment charges of $4.3 million and $3.8 million in other expense—net in our consolidated statements of income, respectively. Cumulative impairment adjustments to all equity securities without readily determinable fair values totaled $8.1 million since their respective acquisitions. During the third quarter of 2018, we sold equity securities of a privately held company for $5.2 million and recognized a gain of $2.2 million to other expense—net in our consolidated statements of income. As of December 31, 2020, no other events have occurred that would affect the carrying value of these investments.

8.     BUSINESS COMBINATIONS

2020 Acquisitions

Panopta Holdings LLC

On December 9, 2020, we acquired all outstanding shares of Panopta Holdings LLC (“Panopta”), a privately held SaaS platform innovator that provides visibility, automated management and alerting, and remediation for enterprise networks and infrastructure.

Under the acquisition method of accounting in accordance with ASC 805, the total preliminary purchase price was allocated to Panopta’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The preliminary purchase price for Panopta was $31.9 million in cash, of which $24.8 million was allocated to goodwill and $9.0 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $1.9 million of net liabilities assumed, which predominantly included cash and accounts payable. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and potential cost savings and synergies, and $16.9 million of goodwill is expected to be deductible for tax purposes.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2019 Acquisitions

CyberSponse, Inc.

On December 12, 2019, we acquired all outstanding shares of CyberSponse, Inc. (“CyberSponse”), a provider of security orchestration, automation and response products and services. The purchase price for CyberSponse was $26.1 million, of which $18.6 million was allocated to goodwill that was non-deductible for tax purposes and $9.1 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $1.6 million of net liabilities assumed. We incurred a $4.1 million liability in connection with this business combination, the majority of which related to the settlement of CyberSponse’s equity awards in cash, which we included in accrued liabilities in our consolidated balance sheet as of December 31, 2019, and paid during the year ended December 31, 2020. The purchase price included $3.0 million of this liability and the remaining $1.1 million was recognized as compensation cost in the consolidated statements of income for the year ended December 31, 2019. The purchase price also included $3.8 million held in indemnity escrow, of which $2.8 million was held for 12 months and released to CyberSponse shareholders during the year ended December 31, 2020, and the remaining $1.0 million will be held for 36 months after the transaction closing date.

enSilo Limited

On October 28, 2019, we acquired all outstanding shares of enSilo Limited (“enSilo”), a provider of endpoint detection and response products and services. The purchase price for enSilo was $15.8 million, of which $10.4 million was allocated to goodwill, $10.8 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $5.4 million of net liabilities assumed. The purchase price included $2.0 million held in indemnity escrow for 12 months after the transaction closing date, of which $1.7 million was received by Fortinet and the remainder was released to enSilo shareholders during the year ended December 31, 2020.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2018 Acquisitions

ZoneFox Holdings Limited

On October 22, 2018, we acquired all outstanding shares of ZoneFox Holdings Limited (“ZoneFox”), a privately held cloud-based company providing insider threat detection and response. The purchase price for ZoneFox was $16.1 million, of which $12.5 million was allocated to goodwill that was non-deductible for tax purposes and $6.8 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $3.2 million of net liabilities assumed. The acquisition included a $2.0 million cash earn-out that was subject in full to satisfaction of certain performance conditions. The performance conditions were not met and the cash earn-out was not paid.

Bradford Networks, Inc.

On June 4, 2018, we acquired all outstanding shares of Bradford Networks, Inc. (“Bradford”), a provider of network access control security products and services. The purchase price for Bradford was $6.8 million, of which $11.1 million was allocated to goodwill that was non-deductible for tax purposes and $8.0 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $12.3 million of net liabilities assumed. The acquisition included a $2.0 million cash earn-out that was subject in full to satisfaction of certain performance conditions. The performance conditions were not met and the cash earn-out was not paid.

Additional Acquisition-Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. Pro forma information has not been presented as the impact of these acquisitions, individually and in the aggregate, in each year were not material to our consolidated financial statements.

9.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2019	$67.2
Additions due to business combinations	25.8
Balance—December 31, 2020	$93.0

There were no impairments to goodwill during 2020, 2019, and 2018, or any previous years.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$59.3	$32.3	$27.0
Customer relationships	4.0	24.8	20.2	4.6
Total other intangible assets—net		$84.1	$52.5	$31.6

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$50.2	$24.6	$25.6
Customer relationships	4.1	21.6	16.1	5.5
Total other intangible assets—net		$71.8	$40.7	$31.1

Amortization expense of finite-lived intangible assets was $13.3 million, $10.9 million and $9.0 million in 2020, 2019, and 2018, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets (in millions):

Year Ending December 31,	Amount
2021	$13.1
2022	9.7
2023	6.6
2024	2.2
Total	$31.6

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$488.5	$331.7	$334.9

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	164.2	171.0	169.1
Diluted shares:
Weighted-average common stock outstanding-basic	164.2	171.0	169.1
Effect of potentially dilutive securities:
RSUs	2.3	2.8	3.6
Stock options	1.2	1.2	1.4
ESPP	—	—	0.1
Weighted-average shares used to compute diluted net income per share	167.7	175.0	174.2
Net income per share:
Basic	$2.98	$1.94	$1.98
Diluted	$2.91	$1.90	$1.92

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2020	2019	2018
RSUs	0.3	0.3	0.5
Stock options	0.5	0.6	0.3
ESPP	—	—	0.1
Total	0.8	0.9	0.9

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

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating lease expense	$18.5	$15.3
Variable lease expense (1)	2.3	2.6
Short-term lease expense	3.8	3.2
Total lease expense	$24.6	$21.1

(1) Variable lease expense for the year ended December 31, 2020 and December 31, 2019 predominantly included common area maintenance charges and parking expense.

Rent expense was $17.1 million for 2018. Rent expense was recognized in accordance with Topic 840 using the straight-line method over the term of a lease.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	December 31, 2020	December 31, 2019
Operating lease ROU assets – non-current	Other assets	$49.3	$44.3

Operating lease liabilities – current	Accrued liabilities	$19.1	$15.5
Operating lease liabilities – non-current	Other liabilities	34.0	30.6
Total operating lease liabilities		$53.1	$46.1

Weighted average remaining lease term in years – operating leases		3.5	3.7
Weighted average discount rate – operating leases		3.2%	2.8%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$18.9	$16.2

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in millions):

Year Ending December 31,	Amount
2021	$20.3
2022	15.2
2023	9.6
2024	6.3
2025	3.3
Thereafter	1.4
Total lease payments	$56.1
Less imputed interest	(3.0)
Total	$53.1

As of December 31, 2020, we had additional minimum lease payments of $4.7 million relating to the operating leases, primarily for colocation space, that had been signed but had not yet commenced. These leases will commence during 2021 and will have lease terms of approximately three to four years.

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

During the year ended December 31, 2020, we recorded a $40.2 million gain on IP matter in our consolidated statements of income. We recorded $9.8 million in accrued liabilities and other liabilities in our consolidated balance sheet as of December 31, 2020.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2020 (in millions):

	Total	2021	Thereafter
Inventory purchase commitments	$259.4	$259.4	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers which may not be cancelable. As of December 31, 2020 and 2019, we had $259.4 million and $231.9 million, respectively, of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2020 and 2019, we had $28.9 million and $12.8 million, respectively, in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. Litigation loss contingency accruals were not material as of December 31, 2020 and 2019.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We have one primary stock incentive plan, the 2009 Equity Incentive Plan, under which we have granted RSUs and stock options. We also previously had an ESPP for eligible employees, which was terminated in February 2019.

2009 Equity Incentive Plan—Our board of directors approved the 2009 Equity Incentive Plan in 2009. On June 21, 2019, our stockholders approved the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). Among other things, the 2009 Plan provided for a net decrease in the number of shares of common stock that were authorized and available for issuance pursuant to future awards granted on or following the effective date of the 2009 Plan. On June 28, 2019, we deregistered from various registration statements on Form S-8 an aggregate of 46.2 million shares of common stock that were originally registered for issuance under the 2009 Plan.

The maximum aggregate number of shares that may be issued under the 2009 Plan is 47,873,531 shares; provided, however, that only 13,500,000 shares may be issued or transferred pursuant to new awards granted on or following the effective date of the 2009 Plan. We may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire no more than five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of no more than ten years and options generally vest over four years.

As of December 31, 2020, there were a total of 12.3 million shares of common stock available for grant under the 2009 Plan.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2017	8.5	$34.79
Granted	4.1	57.37
Forfeited	(0.9)	39.29
Vested	(3.9)	34.67
Balance—December 31, 2018	7.8	46.07
Granted	2.7	87.09
Forfeited	(0.7)	55.13
Vested	(3.7)	43.31
Balance—December 31, 2019	6.1	64.56
Granted	1.9	121.16
Forfeited	(0.4)	79.83
Vested	(2.9)	58.20
Balance—December 31, 2020	4.7	$90.46

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2020, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $360.5 million, with a weighted-average remaining vesting period of 2.6 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2020	2019	2018
Shares withheld for taxes	0.9	1.1	1.2
Amount withheld for taxes	$108.2	$96.0	$67.2

Employee Stock Options

In determining the fair value of our employee stock options, we use the Black-Scholes model, which employs the following assumptions.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-Free Interest Rate—We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	4.4	4.4	4.4
Volatility	34.8%	34.3%	31.8%
Risk-free interest rate	1.1%	2.4%	2.7%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	4.3	$27.50	3.2	$70.9
Granted	0.8	52.09
Forfeited	(0.2)	32.24
Exercised	(1.9)	24.96
Balance—December 31, 2018	3.0	35.53	4.0	105.6
Granted	0.7	85.02
Forfeited	(0.1)	62.93
Exercised	(0.9)	30.21
Balance—December 31, 2019	2.7	50.37	4.5	150.3
Granted	0.6	118.80
Forfeited	(0.1)	91.52
Exercised	(0.5)	41.49
Balance—December 31, 2020	2.7	$67.53
Options vested and expected to vest—December 31, 2020	2.7	$67.53	4.2	$220.4
Options exercisable—December 31, 2020	1.5	$44.58	3.2	$155.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2020 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2020, total compensation expense related to unvested stock options granted to employees but not yet recognized was $31.3 million, with a weighted-average remaining vesting period of 2.6 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Weighted-average fair value per share granted	$35.79	$27.19	$16.03

Intrinsic value of options exercised	$43.5	$54.6	$62.2
Fair value of options vested	$13.5	$10.1	$7.2

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2020, as follows (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$20.76-$24.51	0.4	1.9	$23.65	0.4	$23.65
$26.49-$39.49	0.4	2.8	35.98	0.4	35.90
$48.83-$72.75	0.6	3.9	50.25	0.4	49.84
$76.22-$145.62	1.3	5.7	101.91	0.3	85.51
	2.7			1.5

Employee Stock Purchase Plan

There were no grants under the ESPP during the year ended December 31, 2020 and December 31, 2019. In determining the grant date fair value of the ESPP, we used the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Year Ended December 31,
2018
Expected term in years	0.5
Volatility	28.9%
Risk-free interest rate	2.0%
Dividend rate	—%
Weighted-average fair value per share granted	$14.14

Additional information related to the ESPP is provided below (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018
Shares issued under the ESPP	0.3	1.1
Weighted-average price per share issued	$64.79	$35.32

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2020
Reserved for future equity award grants	12.3
Outstanding stock options and RSUs	7.4
Total common stock reserved for future issuances	19.7

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of product revenue	$1.6	$1.5	$1.5
Cost of service revenue	12.9	11.3	10.8
Research and development	47.6	38.7	36.4
Sales and marketing	108.4	101.7	95.6
General and administrative	23.3	20.9	18.6
Total stock-based compensation expense	$193.8	$174.1	$162.9

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2020	2019	2018
RSUs	$179.7	$160.2	$143.9
Stock options	14.1	12.6	8.8
ESPP	—	1.3	10.2
Total stock-based compensation expense	$193.8	$174.1	$162.9

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit associated with stock-based compensation	$42.1	$38.3	$24.9

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2019, our board of directors approved increases to our Repurchase Program by various amounts, bringing the aggregated amount authorized to $2.5 billion. In July 2020, our board of directors approved a $500.0 million increase and extended the term to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2020, we repurchased 11.7 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $1.08 billion. As of December 31, 2020, $1.01 billion remained available for future share repurchases under the Repurchase Program.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     INCOME TAXES

Income before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$490.6	$371.7	$3.7
Foreign	51.1	14.3	250.6
Total income before income taxes	$541.7	$386.0	$254.3

Due to the realignment of our tax structure, income before income taxes moved from foreign jurisdictions to domestic jurisdiction in the year ended December 31, 2019.

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$38.6	$11.0	$(12.6)
State	8.1	0.1	2.0
Foreign	13.6	11.4	36.9
Total current	$60.3	$22.5	$26.3
Deferred:
Federal	$(8.1)	$40.6	$(124.8)
State	(0.8)	(6.0)	14.4
Foreign	1.8	(2.8)	3.5
Total deferred	(7.1)	31.8	(106.9)
Provision for (benefit from) income taxes	$53.2	$54.3	$(80.6)

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory tax rate	$113.8	$81.2	$53.4
Foreign income taxed at different rates	16.4	12.3	(21.5)
Foreign withholding taxes	18.8	16.0	20.1
Stock-based compensation expense	(39.6)	(30.6)	(14.3)
Foreign tax credit	(30.1)	(30.4)	(15.8)
State taxes—net of federal benefit	4.9	(11.3)	1.2
Research and development credit	(7.5)	(6.8)	(5.0)
Valuation allowance	11.9	22.0	14.9
Dividend distribution	—	—	(3.8)
Impact of the 2017 Tax Act:
One-time transition tax	2.6	(2.1)	32.6
Global Intangible Low-Taxed Income	—	—	20.5
Foreign-Derived Intangible Income	(44.3)	—	—
Book-to-Tax Basis differences	—	—	(164.0)
Other	6.3	4.0	1.1
Total provision for (benefit from) income taxes	$53.2	$54.3	$(80.6)

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

In 2018, we completed our analysis to determine the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected an additional $32.6 million increase related to the transition tax in the 2018 income tax expense. In 2019, we recorded a $2.1 million tax benefit related to the transition tax due to the adjustments on prior 2018 foreign tax amounts. The 2017 Tax Act also created a new requirement that GILTI earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of a CFC’s U.S. shareholder. In 2018, there was also a $20.5 million expense for the GILTI tax regime that was introduced by the 2017 Tax Act. In 2019 and 2020, we were not subject to GILTI. We will continue to monitor and assess the impact of the 2017 Tax Act and ongoing guidance and accounting interpretations issued in response to the 2017 Tax Act.

On June 7, 2019, the Ninth Circuit overturned the U.S. Tax Court’s decision on Altera Corporation and Subsidiaries vs. Commissioner of Internal Revenue and ruled in favor of the Commissioner, validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. A rehearing of the case was requested, but the rehearing request was denied by the Ninth Circuit on November 12, 2019. A petition was filed with the U.S. Supreme Court on February 10, 2020. On June 22, 2020, the Supreme Court of the United States issued an order declining the petition in Altera. As a result, the Ninth Circuit’s decision requiring that stock-based compensation be included in cost sharing arrangements is the controlling law at present. However, as we are no longer part of a cost sharing arrangement, this does not impact our future income tax provisions. The Ninth Circuit’s decision, together with Supreme Court’s order, did not have a material impact on our consolidated financial statements.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. We do not expect there to be a material tax impact on our consolidated financial statements at this time and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 9, 2020, the United States Department of the Treasury (the “U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final Section 250 regulations, providing guidance on the foreign-derived intangible income deduction and the global intangible low-taxed income. Generally, the final regulations are applicable for taxable years beginning on or after January 1, 2021. However, taxpayers may apply the final regulations for taxable years beginning on or after January 1, 2018. We have elected to apply the final regulations to the year ending December 31, 2020 and included the tax impact from the final regulations on our foreign-derived intangible income deduction calculation. In 2020, we recorded a $44.3 million tax benefit related to the foreign-derived intangible income deduction.

On September 29, 2020, the U.S. Treasury and the IRS released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Act. Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ending on or after December 16, 2019, except as otherwise specified. The final regulations did not have a material impact on our consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2020	December 31, 2019
Deferred tax assets:
General business credit carryforward	$48.9	$73.2
Deferred revenue	216.4	145.7
Reserves and accruals	41.9	30.7
Net operating loss carryforward	23.4	57.9
Stock-based compensation expense	17.5	14.8
Depreciation and amortization	17.2	0.7
Operating lease liabilities	11.6	10.6
Total deferred tax assets	376.9	333.6
Less: Valuation allowance	(54.9)	(43.0)
Deferred tax assets, net of valuation allowance	322.0	290.6
Deferred tax liabilities:
Deferred contract costs	(74.0)	(59.9)
Operating lease ROU assets	(10.8)	(9.5)
Total deferred tax liabilities	(84.8)	(69.4)
Net deferred tax assets	$237.2	$221.2

As of December 31, 2020, we recorded a deferred tax asset of $245.2 million and a deferred tax liability of $8.0 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development (“R&D”) credits carryforward, certain impairment losses in business investments, certain foreign tax credits from foreign disregarded entities and certain tax attributes from business acquisitions. We anticipate having sufficient current year generated California R&D credits to cover the same year California tax liability for tax year 2019 and subsequent years. We also believe that it is more likely than not that the deferred tax assets for impairment losses, foreign tax credits from foreign disregarded entities and acquired foreign tax attributes will not be realized. As of December 31, 2020, we recorded a valuation allowance of $54.9 million against deferred tax assets for California R&D credits carryforwards (net of the unrecognized tax benefits), impairment losses, certain foreign tax credits and certain acquired tax attributes.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2020, our federal and California net operating loss carryforwards for income tax purpose were $83.5 million and $20.8 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2020, we had state tax credit carryforwards of $33.3 million. The state credits can be carried forward indefinitely.

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

As of December 31, 2020, we had $77.3 million of unrecognized tax benefits, of which, if recognized, $70.5 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2020, 2019 and 2018, accrued interest and penalties were $14.5 million, $14.1 million and $11.6 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits, beginning of year	$67.5	$63.5	$72.5
Gross increases for tax positions related to the current year	13.1	11.4	8.6
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	6.1	3.0	6.0
Gross decreases for tax positions related to prior year	(1.3)	(0.3)	(9.5)
Gross decreases for tax positions related to prior year audit settlements	(1.4)	(1.7)	(6.4)
Gross decreases for tax positions related to expiration of statute of limitations	(6.7)	(8.4)	(7.7)
Unrecognized tax benefits, end of year	$77.3	$67.5	$63.5

As of December 31, 2020, 2019 and 2018, $90.3 million, $82.8 million and $77.5 million, respectively, of the amounts reflected above were recorded as income tax liabilities—non-current in our consolidated balance sheets.

We recorded a net increase of gross unrecognized tax benefits of approximately $9.8 million during the year ended December 31, 2020. The net increase was primarily due to the increase in benefits related to the foreign taxes, offset by the reversal of gross unrecognized tax benefits in connection with the lapse of statutes of limitations and the settlement of tax audits in foreign jurisdictions.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $4.2 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2020, 2019 and 2018 were $8.3 million, $6.6 million and $5.7 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2020	2019	2018
Americas:
United States	$813.3	$695.5	$578.3
Other Americas	263.9	224.7	186.1
Total Americas	1,077.2	920.2	764.4
Europe, Middle East and Africa (“EMEA”)	991.9	816.5	679.3
Asia Pacific (“APAC”)	525.3	426.3	360.9
Total revenue	$2,594.4	$2,163.0	$1,804.6

Property and Equipment—net	December 31, 2020	December 31, 2019
Americas:
United States	$296.3	$197.4
Canada	121.3	120.5
Latin America	2.0	5.5
Total Americas	419.6	323.4
EMEA	20.6	15.2
APAC	7.8	5.7
Total property and equipment—net	$448.0	$344.3

18.     SUBSEQUENT EVENT

Building Purchase

In February 2021, we purchased two properties in California totaling approximately 97,000 square feet for an aggregate cash payment of $15.5 million.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In January 2019, we implemented certain internal controls over financial reporting in connection with our adoption of Topic 842. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2021

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.Financial Statements: The information concerning Fortinet’s financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, titled “Financial Statements and Supplementary Data.”

2.     Financial Statement Schedule: The following financial statement schedule of Fortinet, Inc., for the fiscal years ended December 31, 2020, 2019 and 2018, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2020 (1)	2019 (1)	2018 (1)
	(in millions)
Sales Returns Reserve and Allowance for Credit Losses/Doubtful Accounts
Beginning balance	$1.2	$0.9	$14.5
Charged to expenses, net of deductions	1.3	0.3	—
Reclassification due to adoption of Topic 606 (1)	—	—	(13.6)
Ending balance	$2.5	$1.2	$0.9

(1) Effective January 1, 2018, we reclassified our sales returns reserve in the amount of $13.6 million from accounts receivable to accrued liabilities, in connection with the adoption of Topic 606. The ending balances for the years ended December 31, 2020 and 2019 consist only of the allowance for credit losses or doubtful accounts.

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

(b) Exhibits:

The exhibits listed on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.1

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	July 21, 2020	3.1

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†*	Fortinet, Inc. Amended Bonus Plan

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in inline XBRL.

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.
** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2021.

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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 19, 2021
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 19, 2021
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 19, 2021
Michael Xie

/s/ Kelly Ducourty	Director	February 19, 2021
Kelly Ducourty

/s/ Kenneth A. Goldman	Director	February 19, 2021
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 19, 2021
Ming Hsieh

/s/ Jean Hu	Director	February 19, 2021
Jean Hu

/s/ William H. Neukom	Director	February 19, 2021
William H. Neukom

/s/ Christopher B. Paisley	Director	February 19, 2021
Christopher B. Paisley

/s/ Judith Sim	Director	February 19, 2021
Judith Sim