Form 10-Q
period 2021-03-31
Fortinet, Inc.
filed 2021-05-03
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of April 30, 2021, there were 163,317,652 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,860.2	$1,061.8
Short-term investments	1,076.7	775.5
Accounts receivable—net	637.3	720.0
Inventory	149.6	139.8
Prepaid expenses and other current assets	57.4	43.3
Total current assets	3,781.2	2,740.4
LONG-TERM INVESTMENTS	151.1	118.3
PROPERTY AND EQUIPMENT—NET	494.2	448.0
DEFERRED CONTRACT COSTS	320.2	304.8
DEFERRED TAX ASSETS	260.6	245.2
GOODWILL	99.2	93.0
OTHER INTANGIBLE ASSETS—NET	32.3	31.6
OTHER ASSETS	143.4	63.2
TOTAL ASSETS	$5,282.2	$4,044.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$129.5	$141.6
Accrued liabilities	143.2	149.2
Accrued payroll and compensation	141.9	145.9
Deferred revenue	1,465.1	1,392.8
Total current liabilities	1,879.7	1,829.5
DEFERRED REVENUE	1,280.5	1,212.5
INCOME TAX LIABILITIES	97.7	90.3
LONG-TERM DEBT	987.0	—
OTHER LIABILITIES	56.5	56.2
Total liabilities	4,301.4	3,188.5
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300.0 shares authorized; 163.3 and 162.5 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital	1,225.2	1,207.2
Accumulated other comprehensive income	0.3	0.7
Accumulated deficit	(244.9)	(352.1)
Total stockholders’ equity	980.8	856.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,282.2	$4,044.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUE:
Product	$240.7	$192.3
Service	469.6	385.4
Total revenue	710.3	577.7
COST OF REVENUE:
Product	91.3	76.3
Service	65.3	52.4
Total cost of revenue	156.6	128.7
GROSS PROFIT:
Product	149.4	116.0
Service	404.3	333.0
Total gross profit	553.7	449.0
OPERATING EXPENSES:
Research and development	97.2	80.3
Sales and marketing	304.0	260.0
General and administrative	32.0	28.8
Gain on intellectual property matter	(1.1)	(36.8)
Total operating expenses	432.1	332.3
OPERATING INCOME	121.6	116.7
INTEREST INCOME (EXPENSE)—NET	(0.2)	9.2
OTHER EXPENSE—NET	(2.0)	(8.0)
INCOME BEFORE INCOME TAXES	119.4	117.9
PROVISION FOR INCOME TAXES	12.2	13.3
NET INCOME	$107.2	$104.6
Net income per share (Note 10):
Basic	$0.66	$0.61
Diluted	$0.64	$0.60
Weighted-average shares outstanding:
Basic	163.0	170.6
Diluted	166.4	174.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$107.2	$104.6
Other comprehensive loss:
Change in unrealized gains (losses) on investments	(0.6)	(5.2)
Less: tax benefit related to change in unrealized gains (losses) on investments	(0.2)	(1.0)
Other comprehensive loss	(0.4)	(4.2)
Comprehensive income	$106.8	$100.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2020	162.5	$0.2	$1,207.2	$0.7	$(352.1)	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.8	—	(31.5)	—	—	(31.5)
Stock-based compensation expense	—	—	49.5	—	—	49.5
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	(0.4)
Net income	—	—	—	—	107.2	107.2
BALANCE—March 31, 2021	163.3	$0.2	$1,225.2	$0.3	$(244.9)	$980.8

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$160.8	$1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.9	—	(30.3)	—	—	(30.3)
Repurchase and retirement of common stock	(10.0)	—	(66.4)	—	(833.5)	(899.9)
Stock-based compensation expense	—	—	44.8	—	—	44.8
Net unrealized loss on investments - net of tax	—	—	—	(4.2)	—	(4.2)
Net income	—	—	—	—	104.6	104.6
BALANCE—March 31, 2020	162.6	$0.2	$1,128.4	$(3.1)	$(568.1)	$557.4

See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107.2	$104.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	49.5	44.8
Amortization of deferred contract costs	39.7	31.3
Depreciation and amortization	17.3	17.6
Amortization of investment premiums (discounts)	1.2	(0.6)
Other	0.4	4.3
Changes in operating assets and liabilities:
Accounts receivable—net	82.5	69.6
Inventory	(14.7)	6.7
Prepaid expenses and other current assets	(13.4)	(12.9)
Deferred contract costs	(55.2)	(43.0)
Deferred tax assets	(15.2)	7.3
Other assets	(4.8)	0.9
Accounts payable	(12.4)	(9.0)
Accrued liabilities	(2.8)	1.8
Accrued payroll and compensation	(3.9)	1.8
Other liabilities	0.2	4.1
Deferred revenue	140.3	90.1
Net cash provided by operating activities	315.9	319.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(647.1)	(368.3)
Sales of investments	18.6	126.8
Maturities of investments	292.4	277.2
Purchases of property and equipment	(52.1)	(27.6)
Purchase of investment in privately held company	(75.0)	—
Payments made in connection with business combination, net of cash acquired	(10.3)	(3.1)
Other	—	(0.4)
Net cash provided by (used in) investing activities	(473.5)	4.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of discount and underwriting fees	989.4	—
Payments for debt issuance costs	(1.9)	—
Repurchase and retirement of common stock	—	(889.9)
Proceeds from issuance of common stock	9.9	7.4
Taxes paid related to net share settlement of equity awards	(41.4)	(37.8)
Other	—	(0.1)
Net cash provided by (used in) financing activities	956.0	(920.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	798.4	(596.4)
CASH AND CASH EQUIVALENTS—Beginning of period	1,061.8	1,222.5
CASH AND CASH EQUIVALENTS—End of period	$1,860.2	$626.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Operating lease liabilities arising from obtaining right-of-use assets	$9.8	$2.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$5.1	$6.3
Liability for purchase of property and equipment	$34.3	$25.9
Liability incurred for repurchase of common stock	$—	$10.0
Liability incurred in connection with business acquisition	$0.5	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, contained in our Annual Report on Form 10-K filed with the SEC on February 19, 2021. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements for the year ended December 31, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2021.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning on January 1, 2021. The adoption of this guidance did not have any impact on our condensed consolidated financial statements and accompanying disclosures.

2.     IMMATERIAL CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the period ended March 31, 2020, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts. Rather than commencing recognition upon end user registration, we should have commenced recognition when control had passed to the distributor, which we have determined is our customer. We assessed the effect of this correction, individually and in the aggregate, on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the correction was not individually material to any of our prior interim or annual consolidated financial statements.

All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our condensed consolidated statement of income for the three months ended March 31, 2020 were as follows (in millions, except per share amounts):

	Three Months Ended March 31, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$384.6	$0.8	$385.4
Total revenue	576.9	0.8	577.7
GROSS PROFIT:
Service	332.2	0.8	333.0
Total gross profit	448.2	0.8	449.0
OPERATING INCOME	115.9	0.8	116.7
INCOME BEFORE INCOME TAXES	117.1	0.8	117.9
PROVISION FOR INCOME TAXES	13.1	0.2	13.3
NET INCOME	$104.0	$0.6	$104.6
Net income per share (Note 10):
Basic	$0.61	$—	$0.61
Diluted	$0.60	$—	$0.60

The corrections to our condensed consolidated statement of cash flows for the three months ended March 31, 2020 were as follows (in millions):

	Three Months Ended March 31, 2020
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104.0	$0.6	$104.6
Changes in operating assets and liabilities:
Deferred tax assets	7.1	0.2	7.3
Deferred revenue	90.9	(0.8)	90.1

For the period in which we corrected net income, we made corresponding corrections to net income and comprehensive income in our condensed consolidated statement of comprehensive income and to net income, retained earnings (accumulated deficit) and total stockholders’ equity in our condensed consolidated statements of stockholders’ equity.

3.     REVENUE RECOGNITION

We sell cybersecurity solutions to a variety of organizations, such as enterprises, communication service providers, government organizations and small to medium-sized enterprises. Our revenue consists of product and service revenue. Product revenue is generated by our FortiGate network security products, our Fortinet Security Fabric platform products and other products. Service revenue relates to sales of our security subscription services, which mainly consists of our FortiGuard security solutions, as well as our FortiCare technical support services and other services.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Product	$240.7	$192.3
Service:
Security subscription	255.3	211.4
Technical support and other	214.3	174.0
Total service revenue	469.6	385.4
Total revenue	$710.3	$577.7

Deferred Revenue

During the three months ended March 31, 2021 and March 31, 2020, we recognized $417.9 million and $343.3 million in service revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.75 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.47 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $3.1 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively. Provisions, write-offs and recoveries were not material during the three months ended March 31, 2021 and 2020.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended March 31, 2021 and 2020 were $39.7 million and $31.3 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$482.1	$0.5	$(0.2)	$482.4
Commercial paper	426.4	0.1	—	426.5
Certificates of deposit and term deposits (1)	162.7	—	—	162.7
U.S. government securities	156.2	—	—	156.2
Total available-for-sale securities	$1,227.4	$0.6	$(0.2)	$1,227.8

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$410.5	$1.0	$—	$411.5
Commercial paper	185.4	—	—	185.4
Certificates of deposit and term deposits (1)	112.0	—	—	112.0
U.S. government securities	184.9	—	—	184.9
Total available-for-sale securities	$892.8	$1.0	$—	$893.8

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$272.2	$(0.2)	$—	$—	$272.2	$(0.2)
Commercial paper	164.1	—	—	—	164.1	—
Certificates of deposit and term deposits	29.5	—	5.5	—	35.0	—
Total available-for-sale securities	$465.8	$(0.2)	$5.5	$—	$471.3	$(0.2)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$111.3	$—	$—	$—	$111.3	$—
Commercial paper	61.5	—	—	—	61.5	—
U.S. government securities	38.1	—	—	—	38.1	—
Certificates of deposit and term deposits	29.5	—	—	—	29.5	—
Total available-for-sale securities	$240.4	$—	$—	$—	$240.4	$—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	March 31, 2021	December 31, 2020
Due within one year	$1,076.7	$775.5
Due within one to three years	151.1	118.3
Total	$1,227.8	$893.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest receivable of $2.6 million as of March 31, 2021 was excluded from the fair value of our available-for-sale securities and was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheet.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2021				December 31, 2020
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$489.6		$489.6	$—	$413.7	$—	$413.7	$—
Commercial paper	463.2	—	463.2	—	197.2	—	197.2	—
U.S. government securities	156.2	156.2	—	—	184.9	184.9	—	—
Certificates of deposit and term deposits	169.2	—	169.2	—	112.0	—	112.0	—
Money market funds	282.8	282.8	—	—	152.7	152.7	—	—
Total	$1,561.0	$439.0	$1,122.0	$—	$1,060.5	$337.6	$722.9	$—

Reported as:
Cash equivalents	$333.2				$166.7
Short-term investments	1,076.7				775.5
Long-term investments	151.1				118.3
Total	$1,561.0				$1,060.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021 and year ended December 31, 2020.

5.     INVENTORY

Inventory consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Raw materials	$15.2	$13.8
Finished goods	134.4	126.0
Inventory	$149.6	$139.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Land	$106.8	$93.3
Building and building improvements	153.8	150.6
Computer equipment and software	146.4	137.2
Leasehold improvements	33.6	31.9
Evaluation units	18.7	19.8
Furniture and fixtures	22.1	21.3
Construction-in-progress	193.4	166.4
Total property and equipment	674.8	620.5
Less: accumulated depreciation	(180.6)	(172.5)
Property and equipment—net	$494.2	$448.0

Construction-in-progress consists primarily of costs incurred in connection with the construction of a second building at our headquarters campus.

Depreciation expense was $14.0 million and $13.6 million during the three months ended March 31, 2021 and 2020, respectively.

7.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys Holdings, Inc. (“Linksys”), which provides router connectivity solutions, for a 32.6% ownership interest in the outstanding capital stock of Linksys.

We concluded that our investment is an in-substance common-stock investment, and, though we do not hold a controlling financial interest in Linksys, we have the ability to exercise significant influence over the operating and financial policies of Linksys. Therefore, we will account for this investment using the equity method of accounting.

As of March 31, 2021, the investment was included in other assets on our condensed consolidated balance sheet. Our share of the earnings of Linksys subsequent to the acquisition date was not material for the quarter ended March 31, 2021. Transaction costs related to this investment were not material.

Our other investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million as of March 31, 2021 and December 31, 2020.

8.     BUSINESS COMBINATION

ShieldX Networks, Inc.

On March 10, 2021, we closed an acquisition of certain assets and liabilities of ShieldX Networks Inc. (“ShieldX”) for $10.8 million in cash. This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the purchase price, $6.2 million was allocated to goodwill, $4.1 million was allocated to developed technology intangible asset and $0.5 million was allocated to other net assets acquired. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business and potential cost savings and synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2020	$93.0
Addition due to business combination	6.2
Balance—March 31, 2021	$99.2

There were no impairments to goodwill during the three months ended March 31, 2021 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$63.4	$34.8	$28.6
Customer relationships	4.0	24.8	21.1	3.7
Total other intangible assets—net		$88.2	$55.9	$32.3

	December 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$59.3	$32.3	$27.0
Customer relationships	4.0	24.8	20.2	4.6
Total other intangible assets—net		$84.1	$52.5	$31.6

Amortization expense was $3.4 million and $4.0 million during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2021 (the remainder of 2021)	$10.5
2022	10.7
2023	7.6
2024	3.2
2025	0.3
Total	$32.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income	$107.2	$104.6

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163.0	170.6
Diluted shares:
Weighted-average common stock outstanding-basic	163.0	170.6
Effect of potentially dilutive securities:
RSUs	2.0	2.4
Stock options	1.4	1.2
Weighted-average shares used to compute diluted net income per share	166.4	174.2
Net income per share:
Basic	$0.66	$0.61
Diluted	$0.64	$0.60

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
RSUs	0.4	0.6
Stock options	0.3	0.3
Total	0.7	0.9

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease expense	$5.9	$4.3
Variable lease expense (1)	0.8	0.6
Short-term lease expense	0.8	0.9
Total lease expense	$7.5	$5.8
(1) Variable lease expense for the three months ended March 31, 2021 and 2020 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	March 31, 2021	December 31, 2020
Operating lease ROU assets - non-current	Other assets	$53.9	$49.3

Operating lease liabilities - current	Accrued liabilities	$20.6	$19.1
Operating lease liabilities - non-current	Other liabilities	35.8	34.0
Total operating lease liabilities		$56.4	$53.1

Weighted average remaining lease term in years - operating leases		3.4	3.5
Weighted average discount rate - operating leases		2.8%	3.2%

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6.1	$4.6

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in millions):

Year Ending December 31,	Amount
2021 (the remainder of 2021)	$16.5
2022	17.8
2023	12.0
2024	7.5
2025	3.9
Thereafter	1.4
Total lease payments	59.1
Less imputed interest	(2.7)
Total	$56.4

As of March 31, 2021, we had additional minimum lease payments of $2.7 million relating to operating leases for colocation space that had been signed but had not yet commenced. These leases will commence during 2021 and will have lease

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of three years.

12.     DEBT

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of March 31, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				(13.0)
Total long-term debt				$987.0

As of March 31, 2021 we accrued interest payable of $1.2 million, and there are no financial covenants with which we must comply. During the quarter ended March 31, 2021 we recorded $1.3 million of total interest expense in relation to these Senior Notes.
The total estimated fair value of the outstanding Senior Notes was approximately $975.6 million, including accrued and unpaid interest, as of March 31, 2021. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

13.     MUTUAL COVENANT-NOT-TO-SUE AND RELEASE AGREEMENT

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2021 and 2020, we recorded $1.1 million and $36.8 million gain on IP matter in our condensed consolidated statements of income, respectively. We recorded $8.7 million in accrued liabilities and other liabilities in our condensed consolidated balance sheet as of March 31, 2021.

14.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2021 (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Inventory purchase commitments	$298.8	$298.7	$0.1	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers, which may not be cancelable. As of March 31, 2021, we had $298.8 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2021, we had $65.1 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. Litigation loss contingency accruals were not material as of March 31, 2021 and December 31, 2020.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of March 31, 2021, there were a total of 11.4 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2020	4.7	$90.46
Granted	0.8	172.74
Forfeited	(0.1)	100.57
Vested	(0.8)	79.95
Balance—March 31, 2021	4.6	$107.37

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2021, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $450.7 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Shares withheld for taxes	0.3	0.3
Amount withheld for taxes	$41.4	$37.8

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expected term in years	4.4	4.4
Volatility	39.5%	33.5%
Risk-free interest rate	0.5%	1.3%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	2.7	$67.53	4.2	220.4
Granted	0.5	171.93
Forfeited	—	109.16
Exercised	(0.2)	50.36
Balance—March 31, 2021	3.0	$85.66
Options vested and expected to vest—March 31, 2021	3.0	$85.66	4.5	$297.1
Options exercisable—March 31, 2021	1.5	$51.63	3.3	$205.8

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2021 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2021, total compensation expense related to unvested stock options granted to employees but not yet recognized was $54.6 million, with a weighted-average remaining vesting period of 3.2 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-average fair value per share granted	$56.49	$33.82
Intrinsic value of options exercised	$22.3	$13.1
Fair value of options vested	$7.0	$6.0

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of product revenue	$0.4	$0.4
Cost of service revenue	3.5	3.0
Research and development	13.0	10.9
Sales and marketing	26.8	25.7
General and administrative	6.3	5.3
Total stock-based compensation expense	$50.0	$45.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
RSUs	$45.8	$42.2
Stock options	4.2	3.1
Total stock-based compensation expense	$50.0	$45.3

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Income tax benefit associated with stock-based compensation	$11.0	$10.0

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

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2021. As of March 31, 2021, $1.01 billion remained available for future share repurchases under the Repurchase Program.

16.     INCOME TAXES

Our effective tax rate was 10% for the three months ended March 31, 2021, compared to an effective tax rate of 11% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended March 31, 2021 and 2020 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $35.7 million and $33.3 million, respectively. The tax rate for the three months ended March 31, 2021 was impacted by a tax benefit of $7.3 million from the FDII deduction and by excess tax benefits from stock-based compensation expense of $16.2 million. The tax rate for the three months ended March 31, 2020 was impacted by a tax benefit of $4.8 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $15.2 million.

As of March 31, 2021 and December 31, 2020, unrecognized tax benefits were $81.6 million and $77.3 million, respectively. If recognized, $74.6 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2021 and December 31, 2020, accrued interest and penalties were $16.0 million and $14.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $4.4 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. There is no material tax impact on our condensed consolidated financial statements.

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

17.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2021 and 2020 were $2.7 million and $2.2 million, respectively.

18.     SEGMENT INFORMATION

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2021	March 31, 2020
Americas:
United States	$212.5	$181.9
Other Americas	78.4	60.7
Total Americas	290.9	242.6
Europe, Middle East and Africa (“EMEA”)	275.7	221.0
Asia Pacific (“APAC”)	143.7	114.1
Total revenue	$710.3	$577.7

Property and Equipment—net	March 31, 2021	December 31, 2020
Americas:
United States	$342.7	$296.3
Canada	120.2	121.3
Latin America	2.1	2.0
Total Americas	465.0	419.6
EMEA	22.3	20.6
APAC	6.9	7.8
Total property and equipment—net	$494.2	$448.0

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2021	March 31, 2020
Exclusive Networks Group (“Exclusive”)	32%	31%
Ingram Micro, Inc. (“Ingram Micro”)	11%	10%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2021	December 31, 2020
Exclusive	31%	34%
Ingram Micro	16%	11%

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•the duration and impact of the COVID-19 pandemic and the implementation of “return to office” plans;

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

•the effects of government regulation, tariffs and other policies;

•the effects of the global chip shortage and other factors affecting our manufacturing capacity and inventory management;

•drivers of long-term growth and operating leverage, such as sales productivity, functionality and value in our subscription service offerings;

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

•risks and expectations related to acquisitions and equity interests in private companies, including integration issues related to product plans and products, including the acquired technology;

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

•our intentions regarding share repurchases and the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs, including our debt servicing requirements, for at least the next 12 months;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and response. The Fortinet Security Fabric platform leverages a common operating system or integration to this operating system across our product offerings and helps organizations secure their environments and reduce their security and network complexities. The Fortinet Security Fabric platform has an open architecture designed to connect Fortinet solutions and third-party solutions into a single ecosystem, enabling integration and automation.

Our product offerings consist of our FortiGate network security products and our non-FortiGate products. Our FortiGate hardware and software licenses are sold with a set of security services in addition to networking features. Our security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver protection services to each FortiGate appliance and virtual machine and each non-FortiGate product that is registered by the end-customer.

Our FortiOS operating system, associated security and networking functions, and products that run or are integrated with FortiOS are combined to form the Fortinet Security Fabric platform. This approach to security ties discrete security solutions together into an integrated whole that provides centralized management and visibility, automation and intelligence sharing to simplify network and security operations and rapid response to threats.

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

•Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Other infrastructure solutions covered include Zero Trust Access solutions that provide teleworker and remote security such as FortiAuthenticator, FortiClient and FortiToken, as well as Secure Access (Wi-Fi and switch). Fortinet also extends, protects, and enables customer cloud on-ramp needs through FortiSASE, our Secure Access Service Edge (SASE) solution that is a cloud-delivered service that combines network and security functions with WAN capabilities.

•Adaptive Cloud Security—We help customers connect securely to and across their individual, hybrid and multi-cloud environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also includes securing applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Amazon Web Services, Microsoft Azure, Google Cloud, Oracle Cloud, Alibaba Cloud, IBM Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

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

Correction of Prior Period Financial Data

As discussed in Note 2 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue during the three months ended March 31, 2020.

The correction of this error resulted in an increase to service revenue, gross profit and operating income of $0.8 million for the three months ended March 31, 2020. Net income increased by $0.6 million for the three months ended March 31, 2020.

We evaluated the effect of this correction on the previous results of operations and determined that it did not materially impact any trends previously disclosed. This correction did not impact net cash provided by operating activities, billings or free cash flows.

Financial Highlights

•Total revenue was $710.3 million during the three months ended March 31, 2021, an increase of 23%, compared to $577.7 million in the same period last year. Product revenue was $240.7 million during the three months ended March 31, 2021, an increase of 25%, compared to $192.3 million in the same period last year. Service revenue was $469.6 million during the three months ended March 31, 2021, an increase of 22%, compared to $385.4 million in the same period last year.

•Total gross profit was $553.7 million during the three months ended March 31, 2021, an increase of 23%, compared to $449.0 million in the same period last year.

•We generated operating income of $121.6 million during the three months ended March 31, 2021, an increase of 4%, compared to $116.7 million in the same period last year. Operating income during the three months ended March 31, 2021 and 2020 included gains on an intellectual property (“IP”) matter of $1.1 million and $36.8 million, respectively.

•Cash, cash equivalents and investments were $3.09 billion as of March 31, 2021.

•In March 2021, we issued $1.0 billion of Senior Notes. Long-term debt, net of unamortized discount and debt issuance costs, was $987.0 million as of March 31, 2021. There was no such debt outstanding at December 31, 2020.

•Deferred revenue was $2.75 billion as of March 31, 2021, an increase of $140.3 million, or 5%, from December 31, 2020. Short-term deferred revenue was $1.47 billion as of March 31, 2021, an increase of $72.3 million, or 5%, from December 31, 2020.

•We generated cash flows from operating activities of $315.9 million during the three months ended March 31, 2021, a decrease of $3.5 million, or 1%, compared to the same period last year. The decrease was mainly due to the $50.0 million proceeds from an IP matter in the first quarter of 2020.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended March 31, 2021, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 39% and 20% of our total revenue, respectively, and increased by 20%, 25% and 26% compared to the same period last year, respectively.

Product revenue grew 25% during the three months ended March 31, 2021 compared to the same period last year. We experienced revenue growth across many of our products primarily due to an increase in product revenue from our security fabric platform products, including our SD-WAN solutions, and software licenses. Service revenue growth of 22% during the three months ended March 31, 2021, compared to the same period last year, was driven by the strength of our FortiGate technical support and other service revenue and FortiGuard and other security subscription revenue, which grew 23% and 21%, respectively, compared to the same period last year.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2021, approximately 50% of our billings in the aggregate were from over 80 countries that individually contributed less than 3% of our billings.

During the three months ended March 31, 2021 and 2020, we recognized gains of $1.1 million and $36.8 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter in the first quarter of 2020 and 2021, operating expenses as a percentage of revenue decreased by 2.9 percentage points during the three months ended March 31, 2021 compared to the same period last year. Headcount increased to 8,615 employees and contractors as of March 31, 2021, a 5% increase compared to 8,238 as of December 31, 2020 and a 16% increase compared to 7,448 as of March 31, 2020.

COVID-19 Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic. In response to the pandemic, we have taken a number of actions to protect our employees, including restricting travel and directing most of our employees to work from home. Where onsite work is permitted, we have implemented measures such as staggered work shifts, social distancing, the use of face coverings, health safety awareness training and frequent disinfection of shared spaces. In March 2020, we implemented our readiness plans, which include steps to maintain critical internet infrastructure with many employees working remotely.

We are also continuing to provide free online information technology security training for the public, aimed at helping high school and college students and professionals augment their security skill sets to open career opportunities and to help narrow the security skills gap. As of March 31, 2021, there have been over 950,000 registrations for our free online trainings since we launched the program. We will continue to provide free online trainings throughout 2021.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance remain uncertain, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three months ended March 31, 2021. Conversely, some aspects of our business do not appear to have been significantly affected. During the three months ended March 31, 2021, we have observed the following:

•In most countries, our employees’ ability to travel was reduced. In-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. As a result, expenses related to travel and marketing events decreased significantly. To the extent that it becomes safe for our employees to travel and for us to hold or attend marketing events, these expenses may increase in the future, although we cannot predict if or when such expenses will increase or return to pre-pandemic levels.

•The countries and geographic regions in which we experienced the fastest billings growth in the first quarter of 2021, as compared to the first quarter of 2020, were countries and geographic regions in which the COVID-19 pandemic is generally considered to have had a comparatively shorter or less severe impact on the local population and economy during the quarter.

•We have noted that, for some of our customers, sales cycles appear to have lengthened, though it is unclear whether this trend will persist.

•Our average service contract duration increased by approximately two months in the first quarter of 2021 as compared to the first quarter of 2020.

•In order to mitigate supply chain risk and in anticipation of future demand, we have increased our on-hand stock of certain products.

•The yield on investment-grade debt has decreased, and while the risk of credit losses on our investments and cash equivalents has not changed significantly, as the debt securities in our portfolio have matured, they have been replaced by securities with lower effective interest rates. This has contributed to a decrease in our interest income during the three months ended March 31, 2021, compared to the same period last year.

•In accordance with the CARES Act, we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.
•In addition, we have noted that, in certain countries, the COVID-19 infection rates have eased which might trigger the transition back to an in-person working model. We expect our “return to office” plan to be country specific and in line with local employee health and safety protocols and other regulations.

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

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. Standard payment terms are generally no more than 60 days, though, as noted in the COVID-19 Update above, we have offered extended payment terms to certain distributor customers.

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

	Three Months Ended Or As Of
	March 31, 2021	March 31, 2020
	(in millions)
Revenue	$710.3	$577.7
Deferred revenue	$2,745.6	$2,199.2
Billings (non-GAAP)	$850.6	$667.8
Net cash provided by operating activities	$315.9	$319.4
Free cash flow (non-GAAP)	$263.8	$241.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.75 billion as of March 31, 2021, an increase of $140.3 million, or 5%, from December 31, 2020.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $850.6 million for the three months ended March 31, 2021, an increase of 27% compared to $667.8 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Billings:
Revenue	$710.3	$577.7
Add: Change in deferred revenue	140.3	90.1
Total billings (non-GAAP)	$850.6	$667.8

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$315.9	$319.4
Less: Purchases of property and equipment	(52.1)	(27.6)
Less: Proceeds from IP matter	—	(50.0)
Free cash flow (non-GAAP)	$263.8	$241.8
Net cash provided by (used in) investing activities	$(473.5)	$4.6
Net cash provided by (used in) financing activities	$956.0	$(920.4)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 19, 2021 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2021 and March 31, 2020

Revenue

	Three Months Ended
	March 31, 2021		March 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$240.7	34%	$192.3	33%	$48.4	25%
Service	469.6	66	385.4	67	84.2	22
Total revenue	$710.3	100%	$577.7	100%	$132.6	23%
Revenue by geography:
Americas	$290.9	41%	$242.6	42%	$48.3	20%
EMEA	275.7	39	221.0	38	54.7	25
APAC	143.7	20	114.1	20	29.6	26
Total revenue	$710.3	100%	$577.7	100%	$132.6	23%

Total revenue increased by $132.6 million, or 23%, during the three months ended March 31, 2021 compared to the same period last year. We continued to experience largely organic revenue growth (i.e. revenue growth excluding attribution from acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC contributing the largest growth on a percentage basis.

Product revenue increased by $48.4 million, or 25%, during the three months ended March 31, 2021 compared to the same period last year. We experienced revenue growth across many of our products primarily due to an increase in product revenue from our security fabric platform products, including our SD-WAN solutions, and software licenses.

Service revenue increased by $84.2 million, or 22%, during the three months ended March 31, 2021 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $43.9 million, or 21%, and by $40.3 million, or 23%, respectively, during the three months ended March 31, 2021 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the three months ended March 31, 2021, 89% was included in the deferred revenue balance as of December 31, 2020.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$91.3	$76.3	$15.0	20%
Service	65.3	52.4	12.9	25
Total cost of revenue	$156.6	$128.7	$27.9	22%
Gross margin (%):
Product	62.1%	60.3%
Service	86.1	86.4
Total gross margin	78.0%	77.7%

Total gross margin increased by 0.3 percentage points during the three months ended March 31, 2021 compared to the same period last year, driven by improvements to product gross margins.

Product gross margin increased by 1.8 percentage points during the three months ended March 31, 2021 compared to the same period last year. Product gross margin benefited from lower hardware cost as a percentage of product revenue. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 0.3 percentage points during the three months ended March 31, 2021 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs and data center costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2021		March 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$97.2	14%	$80.3	14%	$16.9	21%
Sales and marketing	304.0	43	260.0	45	44.0	17
General and administrative	32.0	5	28.8	5	3.2	11
Gain on IP matter	(1.1)	—	(36.8)	(6)	35.7	(97)
Total operating expenses	$432.1	61%	$332.3	58%	$99.8	30%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Research and development

Research and development expense increased by $16.9 million, or 21%, during the three months ended March 31, 2021 compared to the same period last year, primarily due to an increase of $14.2 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development costs, such as third-party testing and prototypes, increase $3.0 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2021.

Sales and marketing

Sales and marketing expense increased by $44.0 million, or 17%, during the three months ended March 31, 2021 compared to the same period last year, primarily due to an increase of $48.5 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases. This increase was offset by savings related to decreased travel and fewer in-person marketing events as a result of the COVID-19 pandemic. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2021.

General and administrative

General and administrative expense increased by $3.2 million, or 11%, during the three months ended March 31, 2021 compared to the same period last year, primarily due to an increase in personnel-related costs of $2.5 million. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2021.

Gain on IP matter in the first quarter of 2020.

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended March 31, 2021, we recorded $1.1 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. During the three months ended March 31, 2020, we recorded $36.0 million upfront and an additional $0.8 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 13 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter in the first quarter of 2020.

Operating income and margin

We generated operating income of $121.6 million during the three months ended March 31, 2021, an increase of $4.9 million, or 4%, compared to $116.7 million in the same period last year. Operating income as a percentage of revenue decreased to 17% during the three months ended March 31, 2021 compared to 20% in the same period last year. During the first quarter of 2020, we recorded a one-time upfront gain related to an IP matter, which increased our operating margin by 6.2 percentage point. Excluding the impact of this gain, our operating margin increased 3.2 percentage point primarily due to 2.2 percentage point and 0.5 percentage point decrease in sales and marketing expense and general and administrative expense as percentage of revenue, as well as 0.3 percentage point improvement in gross margin.

Interest income (expense)—net and other expense—net

	Three Months Ended
	March 31, 2021	March 31, 2020	Change	% Change
	(in millions, except percentages)
Interest income (expense)—net	$(0.2)	$9.2	$(9.4)	(102)%
Other expense—net	$(2.0)	$(8.0)	$6.0	(75)%

The change in interest income (expense)—net during the three months ended March 31, 2021 compared to the same period last year was primarily due to the decrease in interest income of $8.1 million, as a result of lower interest rates. Interest income—net varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. In addition, interest expense increased $1.3 million, due to the senior notes issued in the first quarter of 2021. We expect interest expense to increase during the remainder of 2021 as a result of the debt issued in March 2021. The change in other expense—net during the three months ended March 31, 2021 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company in the first quarter of 2020. In addition, foreign currency exchange losses decreased by $1.5 million compared to the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2021	March 31, 2020
	(in millions, except percentages)
Provision for income taxes	$12.2	$13.3	$(1.1)	(8)%
Effective tax rate (%)	10%	11%

Our effective tax rate was 10% for the three months ended March 31, 2021 compared to an effective tax rate of 11% for the same period last year. The provision for income taxes for the three months ended March 31, 2021 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $35.7 million. This tax provision for income taxes was favorably affected by a tax benefit of $7.3 million from the foreign-derived intangible income deduction and excess tax benefits from stock-based compensation expense of $16.2 million.

Liquidity and Capital Resources

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$1,860.2	$1,061.8
Investments	1,227.8	893.8
Total cash, cash equivalents and investments	$3,088.0	$1,955.6
Working capital	$1,901.5	$910.9

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Net cash provided by operating activities	$315.9	$319.4
Net cash provided by (used in) investing activities	(473.5)	4.6
Net cash provided by (used in) financing activities	956.0	(920.4)
Net increase (decrease) in cash and cash equivalents	$798.4	$(596.4)

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuance of common stock under Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”), investment grade debt issuance and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2021. As of March 31, 2021, $1.01 billion remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not intend to retire these Notes early. Refer to Note 12. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes. As of March 31, 2021, the long-term debt, net of unamortized discount and debt issuance costs, was $987.0 million.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and related spending will continue in 2021 and until project completion. We estimate 2021 spending on the second building of our headquarters campus project to be between $50.0 million and $60.0 million, which was moved from 2020 due to a delay to the project schedule as a result of the COVID-19 pandemic. We estimate construction to be completed in the first half of 2021.

As of March 31, 2021, our cash, cash equivalents and investments of $3.09 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $115.5 million as of March 31, 2021 and $119.8 million as of December 31, 2020.

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

Our operating activities during the three months ended March 31, 2021 provided cash flows of $315.9 million as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $140.3 million, or 5%, during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, cash used in investing activities was $473.5 million, driven by $336.1 million spent for purchases of investments, net of maturities and sales of investments, $75.0 million used for purchases of investment in a privately held company, $52.1 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction, and $10.3 million used for the acquisition of ShieldX Networks, Inc. (“ShieldX”), net of cash acquisition.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan and the issuance of long-term notes, net of discount and underwriting.

During the three months ended March 31, 2021, cash provided by financing activities was $956.0 million, primarily driven by $989.4 million in cash proceeds from long-term investment grade debt, net of discount and underwriting fees, partially offset by $31.5 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

    There were no material changes outside the ordinary course of business during the three months ended March 31, 2021 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 14 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2021 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Insufficient inventory or components, including component or inventory shortages based on the COVID-19 pandemic or other factors affecting the global supply chain, may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

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

•We and our suppliers are susceptible to cyber threats and to exploits of vulnerabilities that could affect our systems, as well as the security of our products and services and of our customers’ infrastructure.

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

•inventory management;

•component and product inventory shortages, including those caused by factors outside of our control such as the COVID-19 pandemic, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars and critical infrastructure attacks;

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global financial markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components, and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 31% of our total net accounts receivable as of March 31, 2021.

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

Exclusive Networks Group (“Exclusive”) accounted for 31% and 34% of our total net accounts receivable as of March 31, 2021 and December 31, 2020, respectively, and six distributor customers accounted for 70% of our total net accounts receivable in the aggregate, respectively. During the three months ended March 31, 2021 and 2020, Exclusive accounted for 32% and 31% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk, which may harm our ability to collect on our accounts receivable.

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

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

As of March 31, 2021, we had an aggregate of $1.0 billion of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;
•requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions; and
•limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries;

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt.

Additionally, the agreements governing our indebtedness impose restrictions on us and require us to comply with certain covenants. If we breach any of these covenants and do not obtain a waiver from the noteholders, then, subject to applicable cure periods, any or all of our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.

Under the terms of our outstanding senior notes, we may be required to repurchase the notes for cash prior to their maturity in connection with the occurrence of certain changes of control that are accompanied by certain downgrades in the credit ratings of the notes. The repayment obligations under the notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the notes prior to their scheduled maturity, it could have a negative impact on our cash position and liquidity and impair our ability to invest financial resources in other strategic initiatives.

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.

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

•disruption in manufacturing or shipping or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

The ongoing effects of the COVID-19 pandemic may enhance the severity and unpredictability of a number of the foregoing risks, and the risks to our business presented by the COVID-19 pandemic may be more significant and for a longer term in certain international geographies where we do meaningful business.

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

•increased requirements from these customers that we have certain third-party security or other certifications, which we may not have, the lack of which may adversely affect our ability to successfully sell to such customers;

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

The market for network security products is intensely competitive and we expect competition to intensify in the future. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc. , FireEye, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), McAfee, LLC, Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated and Zscaler, Inc.

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

Large, well-established providers of networking equipment, such as Cisco and Juniper, offer, and may continue to introduce, network security features that compete with our products, either in standalone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory or components may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to source components, manufacture or ship certain products increases for any reason, inventory shortfalls could result. If we cannot manufacture and ship our products due to, for example, global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia has continued into 2021 and may have an adverse impact on our ability to manage our inventory and to meet product demand in a timely fashion. This shortage may persist for an indefinite period of time. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. In order to mitigate supply chain risk from COVID-19, we have increased our on-hand stock of certain products. If we are unable to sell these products, we would be required to write-off excess inventory, which would have an adverse impact on our results of operations.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 85% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel, network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia has continued into 2021 and continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control such as global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic, and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, critical infrastructure attacks and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data.

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

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The CCPA was expanded pursuant to the California Privacy Rights Act, which was passed in 2020 and which will become effective in 2023. The costs of compliance with and the penalties for violations of the GDPR and CCPA, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business.

Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, government permit and clearance requirements and other risks. Failure to comply with these requirements or to obtain and maintain government permits and clearances required to do certain business, by either us or our channel partners, could subject us to investigations, fines, suspension, limitations on business or debarment from doing business with the U.S. government or one of its divisions, as well as other penalties, damages and reputational harms, which could have an adverse effect on our business, operating results, financial condition and prospects. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of Electrical and Electronic Equipment (“EEE”). The laws and regulations to which we are subject include the EU RoHS Directive, EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a database of hazardous substances established under the WFD and managed by the European Chemicals Agency. We expect to incur costs in order to comply with this new requirement.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents. For example, we acquired ShieldX in 2021. For any possible future acquisitions, we may not be successful in negotiating the terms of the acquisition or financing the acquisition. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition. In addition, any acquisitions we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions during a quarter may result in increased operating expenses and adversely affect our results of operations for that period or future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition and integrating acquired businesses, products, technologies or IP could significantly divert management time and resources.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that our corporate social responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

Risks Related to Finance, Accounting and Tax Matters

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, valuation of inventory, accounting for business combination, contingent liabilities and accounting for income taxes.

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

•transfer pricing adjustments;

•increases to the corporate tax rate, including the increase proposed in 2021;

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

We have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of all of these audits is the allocation of profit between our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results.

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

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or effective tax rates in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations. Additionally, our actual tax rate may be subject to further uncertainty due to potential changes in U.S. and foreign tax rules. For example, in April 2021, legislation was proposed that would increase the corporate tax rate to 28% from its current 21%. If passed, this legislation would increase our tax rate in the United States.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2021, the closing price of our common stock ranged from $138.11 to $192.03 per share.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of March 31, 2021, $1.01 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2021. As of March 31, 2021, $1.01 billion remained available for future share repurchases under the Repurchase Program.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Form 8-K	April 28, 2021	3.1

4.1	Indenture, dated as of March 5, 2021, between Fortinet and Wells Fargo Bank, National	Form 8-K	March 5, 2021	4.1

4.3	Form of 1.000% Note due 2026	Form 8-K	March 5, 2021	4.3

4.4	Form of 2.200% Note due 2031	Form 8-K	March 5, 2021	4.4

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2021

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)