Form 10-Q
period 2021-06-30
Fortinet, Inc.
filed 2021-08-02
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 30, 2021, there were 163,320,200 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,879.3	$1,061.8
Short-term investments	1,233.9	775.5
Accounts receivable—net	584.6	720.0
Inventory	149.8	139.8
Prepaid expenses and other current assets	60.6	43.3
Total current assets	3,908.2	2,740.4
LONG-TERM INVESTMENTS	246.6	118.3
PROPERTY AND EQUIPMENT—NET	506.5	448.0
DEFERRED CONTRACT COSTS	347.8	304.8
DEFERRED TAX ASSETS	271.2	245.2
GOODWILL	99.2	93.0
OTHER INTANGIBLE ASSETS—NET	28.7	31.6
OTHER ASSETS	150.7	63.2
TOTAL ASSETS	$5,558.9	$4,044.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132.0	$141.6
Accrued liabilities	168.8	149.2
Accrued payroll and compensation	164.7	145.9
Deferred revenue	1,533.0	1,392.8
Total current liabilities	1,998.5	1,829.5
DEFERRED REVENUE	1,372.4	1,212.5
INCOME TAX LIABILITIES	95.2	90.3
LONG-TERM DEBT	987.5	—
OTHER LIABILITIES	55.1	56.2
Total liabilities	4,508.7	3,188.5
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—300.0 shares authorized; 163.3 and 162.5 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital	1,245.8	1,207.2
Accumulated other comprehensive income (loss)	(0.1)	0.7
Accumulated deficit	(195.7)	(352.1)
Total stockholders’ equity	1,050.2	856.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,558.9	$4,044.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUE:
Product	$298.3	$211.9	$539.0	$404.2
Service	502.8	405.7	972.4	791.1
Total revenue	801.1	617.6	1,511.4	1,195.3
COST OF REVENUE:
Product	115.6	84.4	206.9	160.7
Service	71.3	50.7	136.6	103.1
Total cost of revenue	186.9	135.1	343.5	263.8
GROSS PROFIT:
Product	182.7	127.5	332.1	243.5
Service	431.5	355.0	835.8	688.0
Total gross profit	614.2	482.5	1,167.9	931.5
OPERATING EXPENSES:
Research and development	106.6	82.1	203.8	162.4
Sales and marketing	326.9	253.8	630.9	513.8
General and administrative	34.4	28.9	66.4	57.7
Gain on intellectual property matter	(1.2)	(1.1)	(2.3)	(37.9)
Total operating expenses	466.7	363.7	898.8	696.0
OPERATING INCOME	147.5	118.8	269.1	235.5
INTEREST INCOME	1.2	4.0	2.3	13.2
INTEREST EXPENSE	(4.5)	—	(5.8)	—
OTHER INCOME (EXPENSE)—NET	0.8	0.9	(1.2)	(7.1)
INCOME BEFORE INCOME TAXES	145.0	123.7	264.4	241.6
PROVISION FOR INCOME TAXES	7.5	9.9	19.7	23.2
NET INCOME	$137.5	$113.8	$244.7	$218.4
Net income per share (Note 10):
Basic	$0.84	$0.70	$1.50	$1.31
Diluted	$0.82	$0.69	$1.47	$1.29
Weighted-average shares outstanding:
Basic	163.3	161.6	163.2	166.1
Diluted	167.1	165.4	166.7	169.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$137.5	$113.8	$244.7	$218.4
Other comprehensive loss:
Change in unrealized gains (losses) on investments	(0.4)	7.3	(1.0)	2.1
Less: tax benefit related to change in unrealized gains (losses) on investments	—	1.7	(0.2)	0.7
Other comprehensive income (loss)	(0.4)	5.6	(0.8)	1.4
Comprehensive income	$137.1	$119.4	$243.9	$219.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in millions)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2021	163.3	$0.2	$1,225.2	$0.3	$(244.9)	$980.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.5	—	(28.7)	—	—	(28.7)
Repurchase and retirement of common stock	(0.5)		(3.3)		(88.3)	(91.6)
Stock-based compensation expense	—	—	52.6	—	—	52.6
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	(0.4)
Net income	—	—	—	—	137.5	137.5
BALANCE—June 30, 2021	163.3	$0.2	$1,245.8	$(0.1)	$(195.7)	$1,050.2

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2020	162.6	$0.2	$1,128.4	$(3.1)	$(568.1)	$557.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(12.9)	—	—	(12.9)
Repurchase and retirement of common stock	(1.4)	—	(10.1)	—	(136.0)	(146.1)
Stock-based compensation expense	—	—	48.9	—	—	48.9
Net unrealized loss on investments - net of tax	—	—	—	5.6	—	5.6
Net income	—	—	—	—	113.8	113.8
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(590.3)	$566.7

See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2020	162.5	$0.2	$1,207.2	$0.7	$(352.1)	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.3	—	(60.2)	—	—	(60.2)
Repurchase and retirement of common stock	(0.5)	—	(3.3)	—	(88.3)	(91.6)
Stock-based compensation expense	—	—	102.1	—	—	102.1
Net unrealized gain on investments - net of tax	—	—	—	(0.8)	—	(0.8)
Net income	—	—	—	—	244.7	244.7
BALANCE—June 30, 2021	163.3	$0.2	$1,245.8	$(0.1)	$(195.7)	$1,050.2

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$160.8	$1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	(43.2)	—	—	(43.2)
Repurchase and retirement of common stock	(11.4)	—	(76.5)	—	(969.5)	(1,046.0)
Stock-based compensation expense	—	—	93.7	—	—	93.7
Net unrealized gain on investments - net of tax	—	—	—	1.4	—	1.4
Net income	—	—	—	—	218.4	218.4
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(590.3)	$566.7

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244.7	$218.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	102.1	93.7
Amortization of deferred contract costs	81.8	64.5
Depreciation and amortization	36.2	35.4
Amortization of investment premiums (discounts)	2.9	(0.4)
Other	0.3	5.5
Changes in operating assets and liabilities:
Accounts receivable—net	135.6	44.5
Inventory	(20.1)	(17.9)
Prepaid expenses and other current assets	(16.4)	(15.2)
Deferred contract costs	(124.8)	(91.1)
Deferred tax assets	(25.8)	13.6
Other assets	(11.8)	0.7
Accounts payable	(9.5)	9.7
Accrued liabilities	21.3	6.5
Accrued payroll and compensation	18.7	8.9
Other liabilities	(1.2)	5.6
Deferred revenue	300.1	184.0
Net cash provided by operating activities	734.1	566.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,262.5)	(399.3)
Sales of investments	71.4	130.0
Maturities of investments	600.3	548.1
Purchases of property and equipment	(75.6)	(58.5)
Purchase of investment in privately held company	(75.0)	—
Payments made in connection with business combination, net of cash acquired	(10.3)	(3.1)
Other	—	(0.4)
Net cash provided by (used in) investing activities	(751.7)	216.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	989.4	—
Payments for debt issuance costs	(2.4)	—
Repurchase and retirement of common stock	(91.6)	(1,046.0)
Proceeds from issuance of common stock	15.8	15.7
Taxes paid related to net share settlement of equity awards	(76.0)	(58.9)
Other	(0.1)	(0.1)
Net cash provided by (used in) financing activities	835.1	(1,089.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	817.5	(306.1)
CASH AND CASH EQUIVALENTS—Beginning of period	1,061.8	1,222.5
CASH AND CASH EQUIVALENTS—End of period	$1,879.3	$916.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$48.3	$18.3
Operating lease liabilities arising from obtaining right-of-use assets	$21.1	$5.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$10.3	$10.2
Liability for purchase of property and equipment	$33.5	$24.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, contained in our Annual Report on Form 10-K filed with the SEC on February 19, 2021. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances, transactions and cash flows have been eliminated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements for the year ended December 31, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Except for the update to the range of useful lives for property and equipment discussed in Note 6 and our policy election for how we account for our share of financial results for a specific investment in privately held companies on a three-month lag basis as discussed in Note 7, there have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2021.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The corrections to our condensed consolidated statement of income for the three and six months ended June 30, 2020 were as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$403.6	$2.1	$405.7
Total revenue	$615.5	$2.1	$617.6
GROSS PROFIT:
Service	$352.9	$2.1	$355.0
Total gross profit	$480.4	$2.1	$482.5
OPERATING INCOME	$116.7	$2.1	$118.8
INCOME BEFORE INCOME TAXES	$121.6	$2.1	$123.7
PROVISION FOR INCOME TAXES	$9.5	$0.4	$9.9
NET INCOME	$112.1	$1.7	$113.8
Net income per share (Note 10):
Basic	$0.69	$0.01	$0.70
Diluted	$0.68	$0.01	$0.69

	Six Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
REVENUE:
Service	$788.2	$2.9	$791.1
Total revenue	$1,192.4	$2.9	$1,195.3
GROSS PROFIT:
Service	$685.1	$2.9	$688.0
Total gross profit	$928.6	$2.9	$931.5
OPERATING INCOME	$232.6	$2.9	$235.5
INCOME BEFORE INCOME TAXES	$238.7	$2.9	$241.6
PROVISION FOR INCOME TAXES	$22.6	$0.6	$23.2
NET INCOME	$216.1	$2.3	$218.4
Net income per share (Note 10):
Basic	$1.30	$0.01	$1.31
Diluted	$1.27	$0.02	$1.29

The corrections to our condensed consolidated statement of cash flows for the six months ended June 30, 2020 were as follows (in millions):

	Six Months Ended June 30, 2020
	As Previously Reported	Corrections	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216.1	$2.3	$218.4
Changes in operating assets and liabilities:
Deferred tax assets	13.0	0.6	13.6
Deferred revenue	186.9	(2.9)	184.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product	$298.3	$211.9	$539.0	$404.2
Service:
Security subscription	272.9	222.6	528.2	434.0
Technical support and other	229.9	183.1	444.2	357.1
Total service revenue	502.8	405.7	972.4	791.1
Total revenue	$801.1	$617.6	$1,511.4	$1,195.3

Deferred Revenue

During the three months ended June 30, 2021 and June 30, 2020, we recognized $371.2 million and $302.0 million in service revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2021 and June 30, 2020, we recognized $789.1 million and $645.3 million in service revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.91 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.53 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $2.7 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively. Provisions, write-offs and recoveries were not material during the six months ended June 30, 2021 and 2020.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended June 30, 2021 and 2020 were $42.1 million and $33.2 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2021 and 2020 were $81.8 million and $64.5 million, respectively.

4.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our investments (in millions):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$658.4	$0.1	$(0.3)	$658.2
Corporate debt securities	485.6	0.3	(0.2)	485.7
Certificates of deposit and term deposits (1)	187.7	0.1	—	187.8
U.S. government securities	148.8	—	—	148.8
Total available-for-sale securities	$1,480.5	$0.5	$(0.5)	$1,480.5

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$185.4	$—	$—	$185.4
Corporate debt securities	410.5	1.0	—	411.5
Certificates of deposit and term deposits (1)	112.0	—	—	112.0
U.S. government securities	184.9	—	—	184.9
Total available-for-sale securities	$892.8	$1.0	$—	$893.8

(1) The majority of our certificates of deposit and term deposits are foreign deposits.
The following tables show the gross unrealized losses and the related fair values of our investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$139.0	$(0.3)	$—	$—	$139.0	$(0.3)
Corporate debt securities	225.8	(0.2)	—	—	225.8	(0.2)
Certificates of deposit and term deposits	19.4	—	5.5	—	24.9	—
U.S. government securities	37.3	—	—	—	37.3	—
Total available-for-sale securities	$421.5	$(0.5)	$5.5	$—	$427.0	$(0.5)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$61.5	$—	$—	$—	$61.5	$—
Corporate debt securities	111.3	—	—	—	111.3	—
Certificates of deposit and term deposits	29.5	—	—	—	29.5	—
U.S. government securities	38.1	—	—	—	38.1	—
Total available-for-sale securities	$240.4	$—	$—	$—	$240.4	$—

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	June 30, 2021	December 31, 2020
Due within one year	$1,233.9	$775.5
Due within one to three years	246.6	118.3
Total	$1,480.5	$893.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity and in comprehensive income. Accrued interest receivable of $3.2 million as of June 30, 2021 was excluded from the fair value of our available-for-sale securities and was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheet.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2021				December 31, 2020
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$658.2	$—	$658.2	$—	$197.2	$—	$197.2	$—
Corporate debt securities	485.7	—	485.7	—	413.7	—	413.7	—
Certificates of deposit and term deposits	187.8	—	187.8	—	112.0	—	112.0	—
U.S. government securities	148.8	148.8	—	—	184.9	184.9	—	—
Money market funds	80.6	80.6	—	—	152.7	152.7	—	—
Total	$1,561.1	$229.4	$1,331.7	$—	$1,060.5	$337.6	$722.9	$—

Reported as:
Cash equivalents	$80.6				$166.7
Short-term investments	1,233.9				775.5
Long-term investments	246.6				118.3
Total	$1,561.1				$1,060.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021 and year ended December 31, 2020.

5.     INVENTORY

Inventory consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Raw materials	$16.2	$13.8
Finished goods	133.6	126.0
Inventory	$149.8	$139.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Land	$106.8	$93.3
Buildings and improvements	345.1	150.6
Computer equipment and software	155.3	137.2
Leasehold improvements	35.3	31.9
Evaluation units	20.2	19.8
Furniture and fixtures	25.1	21.3
Construction-in-progress	10.6	166.4
Total property and equipment	698.4	620.5
Less: accumulated depreciation	(191.9)	(172.5)
Property and equipment—net	$506.5	$448.0

We completed construction of a second building at our headquarters campus and it has been placed in service as of June 30, 2021. In conjunction with the completion of the building, we evaluated the range of useful lives of our property and equipment. The range of useful lives for buildings and improvements is now two to 40 years, an increase from two to 30 years, and for furniture and fixtures the range is now three to eight years, an increase from three to five years.

Depreciation expense was $15.3 million and $14.1 million during the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $29.3 million and $27.7 million during the six months ended June 30, 2021 and 2020, respectively.

7.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys Holdings, Inc. (“Linksys”) for a 32.6% ownership interest. Linksys provides router connectivity solutions to the consumer and small business markets.

We concluded that our investment is an in-substance common-stock investment, and, though we do not hold a controlling financial interest in Linksys, we have the ability to exercise significant influence over the operating and financial policies of Linksys. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. Our share of the earnings of Linksys’ financial results, which are accounted for under the three-month lag basis, were not material and therefore our investment in Linksys was not adjusted for the equity method impacts during the three months ended June 30, 2021.

As of June 30, 2021, the investment was included in other assets on our condensed consolidated balance sheet. Transaction costs related to this investment were not material

Our other investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million as of June 30, 2021 and December 31, 2020.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents the value we expect to be created through expansion into markets within our existing business and potential cost savings and synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

9.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2020	$93.0
Addition due to business combination	6.2
Balance—June 30, 2021	$99.2

There were no impairments to goodwill during the six months ended June 30, 2021 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$63.4	$37.5	$25.9
Customer relationships	4.0	24.8	22.0	2.8
Total other intangible assets—net		$88.2	$59.5	$28.7

	December 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$59.3	$32.3	$27.0
Customer relationships	4.0	24.8	20.2	4.6
Total other intangible assets—net		$84.1	$52.5	$31.6

Amortization expense was $3.5 million and $3.7 million during the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $6.9 million and $7.7 million during the six months ended June 30, 2021 and 2020, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2021 (the remainder of 2021)	$6.9
2022	10.7
2023	7.6
2024	3.2
2025	0.3
Total	$28.7

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income	$137.5	$113.8	$244.7	$218.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163.3	161.6	163.2	166.1
Diluted shares:
Weighted-average common stock outstanding-basic	163.3	161.6	163.2	166.1
Effect of potentially dilutive securities:
RSUs	2.2	2.6	2.1	2.5
Stock options	1.6	1.2	1.4	1.2
Weighted-average shares used to compute diluted net income per share	167.1	165.4	166.7	169.8
Net income per share:
Basic	$0.84	$0.70	$1.50	$1.31
Diluted	$0.82	$0.69	$1.47	$1.29

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
RSUs	0.1	0.1	0.2	0.3
Stock options	0.5	0.6	0.4	0.5
Total	0.6	0.7	0.6	0.8

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$6.2	$4.4	$12.1	$8.7
Variable lease expense (1)	0.7	0.4	1.5	1.0
Short-term lease expense	0.9	1.0	1.7	1.9
Total lease expense	$7.8	$5.8	$15.3	$11.6
(1) Variable lease expense for the three and six months ended June 30, 2021 and 2020 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	June 30, 2021	December 31, 2020
Operating lease ROU assets - non-current	Other assets	$59.7	$49.3

Operating lease liabilities - current	Accrued liabilities	$22.9	$19.1
Operating lease liabilities - non-current	Other liabilities	39.4	34.0
Total operating lease liabilities		$62.3	$53.1

Weighted average remaining lease term in years - operating leases		3.2	3.5
Weighted average discount rate - operating leases		2.5%	3.2%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12.4	$8.7

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in millions):

Year Ending December 31,	Amount
2021 (the remainder of 2021)	$12.3
2022	21.9
2023	15.7
2024	9.6
2025	3.9
Thereafter	1.4
Total lease payments	64.8
Less imputed interest	(2.5)
Total	$62.3

As of June 30, 2021, we had additional minimum lease payments of $2.8 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2021 and will have lease terms of approximately two to four years.

12.     DEBT

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of June 30, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				(12.5)
Total long-term debt				$987.5

As of June 30, 2021 we accrued interest payable of $5.2 million, and there are no financial covenants with which we must comply. During the three and six months ended June 30, 2021 we recorded $4.5 million and $5.8 million of total interest

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the three and six months ended June 30, 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $999.9 million, including accrued and unpaid interest, as of June 30, 2021. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

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

During the three months ended June 30, 2021 and 2020, we recorded $1.2 million and $1.1 million gain on IP matter in our condensed consolidated statements of income, respectively. During the six months ended June 30, 2021 and 2020, we recorded $2.3 million and $37.9 million gain on IP matter in our condensed consolidated statements of income, respectively. We recorded $7.5 million and $9.8 million in accrued liabilities and other liabilities in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

14.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2021 (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Inventory purchase commitments	$628.7	$451.6	$177.1	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to some of our independent contract manufacturers, which may not be cancelable. As of June 30, 2021, we had $628.7 million of open purchase orders with our independent contract manufacturers that may not be cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2021, we had $67.9 million in other contractual commitments having a remaining term in excess of one year that may not be cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. Litigation loss contingency accruals were not material as of June 30, 2021 and December 31, 2020.

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

15.     STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of June 30, 2021, there were a total of 11.5 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2020	4.7	$90.46
Granted	1.0	177.12
Forfeited	(0.2)	105.40
Vested	(1.4)	80.67
Balance—June 30, 2021	4.1	$113.73

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2021, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $416.5 million, with a weighted-average remaining vesting period of 2.8 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Shares withheld for taxes	0.2	0.2	0.5	0.5
Amount withheld for taxes	$34.7	$21.1	$76.1	$58.9

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expected term in years	4.4	4.4	4.4	4.4
Volatility	36.6%	39.0%	39.4%	34.4%
Risk-free interest rate	0.7%	0.3%	0.5%	1.1%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	2.7	$67.53	4.2	$220.4
Granted	0.5	173.23
Forfeited	—	103.27
Exercised	(0.3)	52.40
Balance—June 30, 2021	2.9	$87.60
Options vested and expected to vest—June 30, 2021	2.9	$87.60	4.4	$437.0
Options exercisable—June 30, 2021	1.6	$54.39	3.2	$289.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2021 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2021, total compensation expense related to unvested stock options granted to employees but not yet recognized was $50.3 million, with a weighted-average remaining vesting period of 3.0 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-average fair value per share granted	$61.40	$46.92	$56.73	$35.51
Intrinsic value of options exercised	$16.9	$17.3	$39.3	$30.4
Fair value of options vested	$3.7	$2.4	$10.7	$8.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of product revenue	$0.5	$0.4	$0.9	$0.8
Cost of service revenue	3.8	3.2	7.3	6.2
Research and development	14.5	12.0	27.5	22.9
Sales and marketing	27.7	27.9	54.5	53.6
General and administrative	7.0	6.1	13.3	11.4
Total stock-based compensation expense	$53.5	$49.6	$103.5	$94.9

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
RSUs	$48.5	$45.9	$94.3	$88.1
Stock options	5.0	3.7	9.2	6.8
Total stock-based compensation expense	$53.5	$49.6	$103.5	$94.9

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income tax benefit associated with stock-based compensation	$11.8	$10.9	$22.8	$20.9

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

During the three and six months ended June 30, 2021, we repurchased 0.5 million shares of common stock under the Repurchase Program in open-market transactions at a weighted-average price of $201.38 per share per share, for an aggregate purchase price of $91.6 million. As of June 30, 2021, $921.1 million remained available for future share repurchases under the Repurchase Program.

16.    INCOME TAXES

Our effective tax rate was 5% for the three months ended June 30, 2021, compared to an effective tax rate of 8% for the same period last year. Our effective tax rate was 7% for the six months ended June 30, 2021, compared to an effective tax rate of 10% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended June 30, 2021 and 2020 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$38.0 million and $33.6 million, respectively. The tax rate for the three months ended June 30, 2021 was impacted by a tax benefit of $7.1 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $18.2 million and release of reserves of $5.2 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax rate for the three months ended June 30, 2020 was impacted by a tax benefit of $5.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $10.0 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The tax rates for the six months ended June 30, 2021 and 2020 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $75.4 million and $66.7 million, respectively. The tax rate for the six months ended June 30, 2021 was impacted by a tax benefit of $15.2 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $35.3 million and release of reserves of $5.2 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax rate for the six months ended June 30, 2020 was impacted by a tax benefit of $9.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $25.2 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

As of June 30, 2021 and December 31, 2020, unrecognized tax benefits were $79.9 million and $77.3 million, respectively. If recognized, $72.7 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2021 and December 31, 2020, accrued interest and penalties were $15.4 million and $14.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $12.1 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

17.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2021 and 2020 were $2.7 million and $2.2 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2021 and 2020 were $5.4 million and $4.4 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Americas:
United States	$251.7	$201.2	$464.2	$383.1
Other Americas	85.3	59.8	163.7	120.5
Total Americas	337.0	261.0	627.9	503.6
Europe, Middle East and Africa (“EMEA”)	306.2	229.2	581.9	450.2
Asia Pacific (“APAC”)	157.9	127.4	301.6	241.5
Total revenue	$801.1	$617.6	$1,511.4	$1,195.3

Property and Equipment—net	June 30, 2021	December 31, 2020
Americas:
United States	$352.1	$296.3
Canada	121.4	121.3
Latin America	1.9	2.0
Total Americas	475.4	419.6
EMEA	23.5	20.6
APAC	7.6	7.8
Total property and equipment—net	$506.5	$448.0

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Exclusive Networks Group (“Exclusive”)	31%	31%	32%	31%
Ingram Micro, Inc. (“Ingram Micro”)	12%	*	12%	*
* Represents less than 10%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2021	December 31, 2020
Exclusive	32%	34%
Ingram Micro	13%	11%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.     SUBSEQUENT EVENTS

Investments in Linksys

As discussed in Note 7, on March 19, 2021 we invested $75.0 million in Linksys. On August 2, 2021, we entered into a share purchase agreement with Linksys (the “Share Purchase Agreement”), whereby we would invest an additional $85.0 million in Linksys (the “Second Tranche Investment”), subject to certain closing conditions. Following the closing of the Second Tranche Investment, we are expected to own 50.8% of the issued and outstanding capital stock of Linksys. We are evaluating the future accounting impact of this additional investment on our condensed consolidated financial statements.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•the duration and impact of the COVID-19 pandemic, including various COVID-19 variants, and the implementation of “return to office” plans;

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

•the effects of the global chip and component shortages and other factors affecting our manufacturing capacity and inventory management;

•drivers of long-term growth and operating leverage, such as sales productivity, functionality and value in our subscription service offerings;

•growing our sales to businesses, service providers and government organizations, our ability to execute these sales and of the complexity of selling to all segments (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our sales organization;

•our ability to hire properly qualified and effective sales, support and engineering employees;

•trends in revenue, cost of revenue and gross margin;

•trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•risks and expectations related to acquisitions and equity interests in private companies, including integration issues related to product plans and products, including the acquired technology, and risks of negative impact by such acquisitions and equity investments on our financial results;

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

•estimates of a range of 2021 spending on real estate and other expansion projects and of the anticipated completion timelines for such projects;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric platform, which features automated protection, detection and response. The Fortinet Security Fabric platform leverages a common operating system or integration to this operating system across our product offerings and helps organizations secure their environments and reduce their security and network complexities. The Fortinet Security Fabric platform has an open architecture designed to connect Fortinet solutions and third-party solutions into a single ecosystem, enabling integration and automation.

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

•Infrastructure Security—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. This includes securing the LAN Edge (Wi-Fi and switch) and enabling and protecting customer cloud on-ramp needs through FortiSASE, our Secure Access Service Edge (SASE) solution that provides cloud-delivered security for remote users. Other infrastructure solutions covered include, Zero Trust Access solutions that enable customers to know and control who and what is on their network, and provide security for work from anywhere (WFA). Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken.

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

Correction of Prior Period Financial Data

As discussed in Note 2 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we identified an immaterial error related to the commencement of revenue recognition for certain FortiCare support service contracts, which resulted in an understatement of revenue during the three and six months ended June 30, 2020.

The correction of this error resulted in an increase to service revenue, gross profit and operating income of $2.1 million and $2.9 million for the three and six months ended June 30, 2020, respectively. Net income increased by $1.7 million and $2.3 million for the three months and six months ended June 30, 2020, respectively.

We evaluated the effect of this correction on the previous results of operations and determined that it did not materially impact any trends previously disclosed. This correction did not impact net cash provided by operating activities, billings or free cash flows.

Financial Highlights

•Total revenue was $801.1 million and $1.51 billion during the three and six months ended June 30, 2021, an increase of 30% and 26%, respectively, compared to $617.6 million and $1.20 billion in the same periods last year. Product revenue was $298.3 million and $539.0 million during the three and six months ended June 30, 2021, an increase of 41% and 33%, respectively, compared to $211.9 million and $404.2 million in the same periods last year. Service revenue was $502.8 million and $972.4 million during the three and six months ended June 30, 2021, an increase of 24% and 23%, respectively, compared to $405.7 million and $791.1 million in the same periods last year.

•Total gross profit was $614.2 million and $1.17 billion during the three and six months ended June 30, 2021, an increase of 27% and 25%, respectively, compared to $482.5 million and $931.5 million in the same periods last year.

•We generated operating income of $147.5 million and $269.1 million during the three and six months ended June 30, 2021, an increase of 24% and 14%, respectively, compared to $118.8 million and $235.5 million in the same periods last year. Operating income during the three months ended June 30, 2021 and 2020 included gains on an intellectual property (“IP”) matter of $1.2 million and $1.1 million, respectively. Operating income during the six ended June 30, 2021 and 2020 included gains on an intellectual property (“IP”) matter of $2.3 million and $37.9 million, respectively.

•Cash, cash equivalents and investments were $3.36 billion as of June 30, 2021.

•During the six months ended June 30, 2021, we repurchased 0.5 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $91.6 million.

•In March 2021, we issued $1.0 billion of Senior Notes. Long-term debt, net of unamortized discount and debt issuance costs, was $987.5 million as of June 30, 2021. There was no such debt outstanding at December 31, 2020.

•Deferred revenue was $2.91 billion as of June 30, 2021, an increase of $300.1 million, or 12%, from December 31, 2020. Short-term deferred revenue was $1.53 billion as of June 30, 2021, an increase of $140.2 million, or 10%, from December 31, 2020.

•We generated cash flows from operating activities of $734.1 million during the six months ended June 30, 2021, an increase of $167.7 million, or 30%, compared to the same period last year. We generated $50.0 million of proceeds from an IP matter in the first quarter of 2020.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended June 30, 2021, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 42%, 38% and 20% of our total revenue, respectively, and increased by 29%, 34% and 24% compared to the same periods last year, respectively. During the six months ended June 30, 2021, the Americas region, the EMEA region and the APAC region contributed 41%, 39% and 20% of our total revenue, respectively, and increased by 25%, 29% and 25% compared to the same periods last year, respectively.

Product revenue grew 41% and 33% during the three and six months ended June 30, 2021, respectively, compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape. FortiGate products accounted for more than half of the product revenue growth during the three months ended June 30, 2021. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the FortiGate products. We experienced strong revenue growth across many of our security fabric platform products, including our OT solutions, secure access products and software licenses. Service revenue growth of 24% and 23% during the three and six months ended June 30, 2021, respectively, compared to the same periods last year, was driven by the strength of our FortiCare technical support and other service revenue which grew 26% and 24%, respectively, and of FortiGuard and other security subscription revenue, which grew 23% and 22%, respectively.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2021, approximately 50% of our billings in the aggregate were from over 80 countries that individually contributed less than 3% of our billings.

During the three months ended June 30, 2021 and 2020, we recognized gains of $1.2 million and $1.1 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter in the second quarter of 2020 and 2021, operating expenses as a percentage of revenue stayed flat during the three months ended June 30, 2021 compared to the same period last year. During the six months ended June 30, 2021 and 2020, we recognized gains of $2.3 million and $37.9 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter in the first and second quarter of 2020 and 2021, operating expenses as a percentage of revenue decreased by 0.8 percentage points during the six months ended June 30, 2021 compared to the same period last year. Headcount increased to 9,043 employees and contractors as of June 30, 2021, a 5% increase compared to 8,615 as of March 31, 2021 and a 10% increase compared to 8,238 as of December 31, 2020.

COVID-19 Pandemic Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic, including the various COVID-19 variants. In response to the pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have started to transition back to an in-person working mode, allowing more employees to work from our offices. We intend to continue to monitor and abide by local employee health and safety protocols and other regulations as applicable to each local office.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and six months ended June 30, 2021. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and six months ended June 30, 2021, we have observed the following:

•In most countries, our employees’ ability to travel has been reduced. In-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions start to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of June 30, 2021 we have started to see an increase in such expenses as compared to the same period last year.

•The countries and geographic regions in which we experienced the fastest billings growth in the second quarter of 2021, as compared to the second quarter of 2020, were countries and geographic regions in which the COVID-19 pandemic is generally considered to currently have a comparatively shorter or less severe impact on the local population and economy.

•During the COVID-19 pandemic we noted that, for some of our customers, sales cycles appeared to lengthen. More recently, it may be that sales cycles for some customers have accelerated.

•Our average service contract duration increased by approximately two months in the second quarter of 2021 as compared to the second quarter of 2020.

•In order to mitigate supply chain risk and in anticipation of future demand, we worked to increase our on-hand stock of certain products.

•The yield on investment-grade debt has decreased, and while the risk of credit losses on our investments and cash equivalents has not changed significantly, as the debt securities in our portfolio have matured, they have been replaced by securities with lower effective interest rates. This has contributed to a decrease in our interest income during the three and six months ended June 30, 2021, compared to the same period last year.

•In accordance with the CARES Act, we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.
Through the filing of this Quarterly Report on Form 10-Q, there have been no material changes to the trends described above. Going forward, however, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience significant changes in our billings growth rates, it will impact product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

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

We also offer our products through major cloud providers, and have recognized revenue on a usage basis from Amazon Web Services, Microsoft Azure, Google Cloud, Alibaba Cloud, Oracle Cloud and IBM Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in third-party clouds or in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. Standard payment terms are generally no more than 60 days, though we continue to offer extended payment terms to certain distributor customers.

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

	Three Months Ended Or As Of
	June 30, 2021	June 30, 2020
	(in millions)
Revenue	$801.1	$617.6
Deferred revenue	$2,905.4	$2,293.1
Billings (non-GAAP)	$960.9	$711.5
Net cash provided by operating activities	$418.2	$247.0
Free cash flow (non-GAAP)	$394.7	$216.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $2.91 billion as of June 30, 2021, an increase of $300.1 million, or 12%, from December 31, 2020.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $960.9 million for the three months ended June 30, 2021, an increase of 35% compared to $711.5 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in millions)
Billings:
Revenue	$801.1	$617.6
Add: Change in deferred revenue	159.8	93.9
Total billings (non-GAAP)	$960.9	$711.5

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

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$418.2	$247.0
Less: Purchases of property and equipment	(23.5)	(30.9)
Free cash flow (non-GAAP)	$394.7	$216.1
Net cash provided by (used in) investing activities	$(278.2)	$212.2
Net cash used in financing activities	$(120.9)	$(168.9)

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

Except for the update to the range of useful lives for property and equipment discussed in Note 6 and our policy election for how we account for our share of financial results for a specific investment in privately held companies on a three-month lag basis as discussed in Note 7, there were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 19, 2021 (the “Form 10-K”).

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Revenue

	Three Months Ended
	June 30, 2021		June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$298.3	37%	$211.9	34%	$86.4	41%
Service	502.8	63	405.7	66	97.1	24
Total revenue	$801.1	100%	$617.6	100%	$183.5	30%
Revenue by geography:
Americas	$337.0	42%	$261.0	42%	$76.0	29%
EMEA	306.2	38	229.2	37	77.0	34
APAC	157.9	20	127.4	21	30.5	24
Total revenue	$801.1	100%	$617.6	100%	$183.5	30%

Total revenue increased by $183.5 million, or 30%, during the three months ended June 30, 2021 compared to the same period last year. We continued to experience largely organic revenue growth (i.e. revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased by $86.4 million, or 41%, during the three months ended June 30, 2021 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape. FortiGate products accounted for more than half of the product revenue growth in the three months ended June 30, 2021. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the FortiGate products. We also experienced strong revenue growth across many of our security fabric platform products, including OT solutions, secure access products and software licenses.

Service revenue increased by $97.1 million, or 24%, during the three months ended June 30, 2021 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $50.3 million, or 23%, and by $46.8 million, or 26%, respectively, during the three months ended June 30, 2021 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud based environment as well as FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the three months ended June 30, 2021, 89% was included in the deferred revenue balance as of March 31, 2021.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$115.6	$84.4	$31.2	37%
Service	71.3	50.7	20.6	41
Total cost of revenue	$186.9	$135.1	$51.8	38%
Gross margin (%):
Product	61.2%	60.2%
Service	85.8	87.5
Total gross margin	76.7%	78.1%

Total gross margin decreased by 1.4 percentage points during the three months ended June 30, 2021 compared to the same period last year, driven by change in revenue mix to lower margin product revenue from higher margin service revenue year over year.

Product gross margin increased by 1.0 percentage points during the three months ended June 30, 2021 compared to the same period last year. Product gross margin benefited from lower indirect costs of goods sold as a percentage of product revenue. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.7 percentage points during the three months ended June 30, 2021 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs and data center costs. The decrease in service gross margin was primarily due to foreign currency fluctuations and the increased costs associated with an expansion in our data centers.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2021		June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$106.6	13%	$82.1	13%	$24.5	30%
Sales and marketing	326.9	41	253.8	41	73.1	29
General and administrative	34.4	4	28.9	5	5.5	19
Gain on IP matter	(1.2)	—	(1.1)	—	(0.1)	9
Total operating expenses	$466.7	58%	$363.7	59%	$103.0	28%

Research and development

Research and development expense increased by $24.5 million, or 30%, during the three months ended June 30, 2021 compared to the same period last year, primarily due to an increase of $20.4 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development costs, such as third-party testing and prototypes, increased by $4.3 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2021.

Sales and marketing

Sales and marketing expense increased by $73.1 million, or 29%, during the three months ended June 30, 2021 compared to the same period last year, primarily due to an increase of $55.8 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases and foreign currency fluctuations. In addition, marketing-related expense increased by $10.9 million and travel expense increased by $2.4 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2021.

General and administrative

General and administrative expense increased by $5.5 million, or 19%, during the three months ended June 30, 2021 compared to the same period last year, primarily due to an increase in professional services costs of $3.0 million and an increase in personnel-related costs of $2.8 million. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2021.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended June 30, 2021, we recorded $1.2 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. During the three months ended June 30, 2020, we recorded $1.1 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 13 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $147.5 million during the three months ended June 30, 2021, an increase of $28.7 million, or 24%, compared to $118.8 million in the same period last year. Operating income as a percentage of revenue decreased to 18% during the three months ended June 30, 2021 compared to 19% in the same period last year. The decrease in operating margin is primarily due to 1.4 percentage point decrease in gross margin, partially offset by 0.4 percentage point decrease in general and administrative expense and 0.3 percentage point decrease in sales and marketing as percentage of revenue, respectively.

Interest income, interest expense and other income—net

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
	(in millions, except percentages)
Interest income	$1.2	$4.0	$(2.8)	(70)%
Interest expense	$(4.5)	$—	$(4.5)	(100)%
Other income—net	$0.8	$0.9	$(0.1)	(11)%

Interest income decreased by $2.8 million during the three months ended June 30, 2021 compared to the same period last year, as a result of lower interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $4.5 million during the three months ended June 30, 2021 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. Other income—net during the three months ended June 30, 2021 was flat compared to the same period last year.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2021	June 30, 2020
	(in millions, except percentages)
Provision for income taxes	$7.5	$9.9	$(2.4)	(24)%
Effective tax rate (%)	5%	8%

Our effective tax rate was 5% for the three months ended June 30, 2021 compared to an effective tax rate of 8% for the same period last year. The provision for income taxes for the three months ended June 30, 2021 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $38.0 million. This tax provision for income taxes was favorably affected by a tax benefit of $7.1 million from the foreign-derived intangible income deduction, excess tax benefits from stock-based compensation expense of $18.2 million and release of reserves of $5.2 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The provision for income taxes for the three months ended June 30, 2020 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $33.6 million, which were offset by a tax benefit of $5.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $10.0 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

Results of Operations

Six Months Ended June 30, 2021 and June 30, 2020

Revenue

	Six Months Ended
	June 30, 2021		June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$539.0	36%	$404.2	34%	$134.8	33%
Service	972.4	64	791.1	66	181.3	23
Total revenue	$1,511.4	100%	$1,195.3	100%	$316.1	26%
Revenue by geography:
Americas	$627.9	41%	$503.6	42%	$124.3	25%
EMEA	581.9	39	450.2	38	131.7	29
APAC	301.6	20	241.5	20	60.1	25
Total revenue	$1,511.4	100%	$1,195.3	100%	$316.1	26%

Total revenue increased by $316.1 million, or 26%, during the six months ended June 30, 2021 compared to the same period last year. We continued to experience largely organic revenue growth (i.e. revenue growth excluding attribution from acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased by $134.8 million, or 33%, during the six months ended June 30, 2021 compared to the same period last year. We experienced revenue growth across many of our products primarily due to an increase in product revenue from our security fabric platform products, including our SD-WAN solutions, and software licenses.

Service revenue increased by $181.3 million, or 23%, during the six months ended June 30, 2021 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $94.2 million, or 22%, and by $87.1 million, or 24%, respectively, during the six months ended June 30, 2021 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the six months ended June 30, 2021, 81% was included in the deferred revenue balance as of December 31, 2020.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$206.9	$160.7	$46.2	29%
Service	136.6	103.1	33.5	32%
Total cost of revenue	$343.5	$263.8	$79.7	30%
Gross margin (%):
Product	61.6%	60.2%
Service	86.0	87.0
Total gross margin	77.3%	77.9%

Total gross margin decreased by 0.6 percentage points during the six months ended June 30, 2021 compared to the same period last year, driven by change in revenue to lower margin product revenue from higher margin service revenue.

Product gross margin increased by 1.4 percentage points during the six months ended June 30, 2021 compared to the same period last year. Product gross margin benefited from lower direct and indirect product costs as a percentage of product revenue. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.0 percentage points during the six months ended June 30, 2021 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs and data center costs. The decrease in service gross margin was primarily due to foreign currency fluctuations and increased costs associated with an expansion in our data centers.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2021		June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$203.8	14%	$162.4	14%	$41.4	25%
Sales and marketing	630.9	42	513.8	43	117.1	23
General and administrative	66.4	4	57.7	5	8.7	15
Gain on IP matter	(2.3)	—	(37.9)	(3)	35.6	(94)
Total operating expenses	$898.8	60%	$696.0	58%	$202.8	29%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Research and development

Research and development expense increased by $41.4 million, or 25%, during the six months ended June 30, 2021 compared to the same period last year, primarily due to an increase of $34.6 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development costs, such as third-party testing and prototypes, increased by $7.3 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2021.

Sales and marketing

Sales and marketing expense increased by $117.1 million, or 23%, during the six months ended June 30, 2021 compared to the same period last year, primarily due to an increase of $104.3 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases and foreign currency fluctuations. Marketing-related expense increased by $11.2 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2021.

General and administrative

General and administrative expense increased by $8.7 million, or 15%, during the six months ended June 30, 2021 compared to the same period last year, primarily due to an increase in personnel-related costs of $5.3 million and an increase in professional services fee of $3.4 million, partially offset by a decrease of $1.2 million in the provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2021.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the six months ended June 30, 2021, we recorded $2.3 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. During the six months ended June 30, 2020, we recorded $36.0 million upfront and additional $1.9 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 13 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $269.1 million during the six months ended June 30, 2021, an increase of $33.6 million, or 14%, compared to $235.5 million in the same period last year. Operating income as a percentage of revenue decreased to 18% during the six months ended June 30, 2021 compared to 20% in the same period last year. During the six months ended June 30, 2020, we recorded $36.0 million upfront and additional $1.9 million in amortization of the deferred component as a gain on IP matter, which increased our operating margin by 3.2 percentage point. Excluding the impact of this gain, our operating margin increased 1.2 percentage point primarily due to 1.3 percentage point and 0.4 percentage point decrease in sales and marketing expense and general and administrative expense as percentage of revenue, respectively, partially offset by 0.6 percentage point decrease in gross margin.

Interest income, interest expense and other expense—net

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	% Change
	(in millions, except percentages)
Interest income	$2.3	$13.2	$(10.9)	(83)%
Interest expense	$(5.8)	$—	$(5.8)	(100)%
Other expense—net	$(1.2)	$(7.1)	$5.9	(83)%

Interest income decreased by $10.9 million during the six months ended June 30, 2021 compared to the same period last year, primarily as a result of lower interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $5.8 million during the six months ended June 30, 2021 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. The change in other expense—net during the six months ended June 30, 2021 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company during the first quarter of 2020. In addition, foreign currency exchange gain increased by $1.4 million compared to the same period last year.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2021	June 30, 2020
	(in millions, except percentages)
Provision for income taxes	$19.7	$23.2	$(3.5)	(15)%
Effective tax rate (%)	7%	10%

Our effective tax rate was 7% for the six months ended June 30, 2021 compared to an effective tax rate of 10% for the same period last year. The provision for income taxes for the six months ended June 30, 2021 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $75.4 million. This tax provision for income taxes was favorably affected by a tax benefit of $15.2 million from the foreign-derived intangible income deduction, excess tax benefits from stock-based compensation expense of $35.3 million and release of reserves of $5.2 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

The provision for income taxes for the six months ended June 30, 2020 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $66.7 million, which were offset by a tax benefit of $9.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $25.2 million and release of reserves of $8.7 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

Liquidity and Capital Resources

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$1,879.3	$1,061.8
Investments	1,480.5	893.8
Total cash, cash equivalents and investments	$3,359.8	$1,955.6
Working capital	$1,909.7	$910.9

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in millions)
Net cash provided by operating activities	$734.1	$566.4
Net cash provided by (used in) investing activities	(751.7)	216.8
Net cash provided by (used in) financing activities	835.1	(1,089.3)
Net increase (decrease) in cash and cash equivalents	$817.5	$(306.1)

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuance of common stock, investment grade debt issuance and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures and business acquisitions.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, macroeconomic events such as the COVID-19 pandemic and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to our employees and to vary based on our share price.

In February 2020, we received a cash payment of $50.0 million pursuant to a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry.

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. During the six months ended June 30, 2021, we repurchased 0.5 million shares of common stock under the Repurchase Program. As of June 30, 2021, $921.1 million remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not intend to retire these Notes early. Refer to Note 12. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes. As of June 30, 2021, the long-term debt, net of unamortized discount and debt issuance costs, was $987.5 million.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and was completed in the second quarter of 2021. We estimate the remaining cash payment on the second building of our headquarters campus project to be approximately $30.0 million in the second half of 2021. We estimate the full year capital expenditures to be between $175.0 and $200.0 million.

As of June 30, 2021, our cash, cash equivalents and investments of $3.36 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits and U.S. government securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $117.8 million as of June 30, 2021 and $119.8 million as of December 31, 2020.

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

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, accounts receivable and deferred contract costs.

Our operating activities during the six months ended June 30, 2021 provided cash flows of $734.1 million as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $300.1 million, or 12%, during the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, cash used in investing activities was $751.7 million, driven by $590.8 million spent for purchases of investments, net of maturities and sales of investments, $75.6 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction, $75.0 million used for purchases of investment in a privately held company and $10.3 million used for the acquisition of ShieldX Networks, Inc. (“ShieldX”), net of cash acquisition.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan and the issuance of long-term notes, net of discount and underwriting.

During the six months ended June 30, 2021, cash provided by financing activities was $835.1 million, primarily driven by $989.4 million in cash proceeds from long-term investment grade debt, net of discount and underwriting fees, partially offset by $91.6 million used to repurchase shares of our common stock and $60.2 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

    There were no material changes outside the ordinary course of business during the six months ended June 30, 2021 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 14 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2021 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•The COVID-19 pandemic, including the Delta variant and other variants, could adversely affect our business in a material way.

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

•Insufficient inventory or components, including component or inventory shortages based on the COVID-19 pandemic, chip or component shortages, contract manufacturer’s capacity or other factors affecting the global supply chain or costs, may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

•We depend on several third-party manufacturers to build our products and are susceptible to manufacturing delays, capacity constraints and cost increases.

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

•Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, could seriously harm our competitive position.

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

•the level of demand for our products and services, which may render forecasts inaccurate and may be impacted by the COVID-19 pandemic and supply chain constraints in ways that we are not able to foresee;

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

•inventory management;

•component, including chips and other components, and product inventory shortages, including those caused by factors outside of our control such as the COVID-19 pandemic, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars and critical infrastructure attacks;

•the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product refresh cycles;

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

The COVID-19 pandemic, including the Delta variant and other COVID-19 variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global financial markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components, and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 32% of our total net accounts receivable as of June 30, 2021.

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

Exclusive Networks Group (“Exclusive”) accounted for 32% and 34% of our total net accounts receivable as of June 30, 2021 and December 31, 2020, respectively, and six distributor customers accounted for 66% and 70% of our total net accounts receivable in the aggregate, respectively. During the three and six months ended June 30, 2021, Exclusive accounted for 31% and 32% of our total revenue, respectively, and Ingram Micro accounted for 12% of our total revenue, respectively. During the three and six months ended June 30, 2020, Exclusive accounted for 31% of our total revenue. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk, which may harm our ability to collect on our accounts receivable.

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

Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers, our service provider customers suffer a cyber event impacting end users, or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

•disruption in manufacturing or shipping based on power outages, system failures, labor disputes or constraints, excessive demand, natural disasters or widespread public health problems including pandemics and epidemics such as the COVID-19 pandemic;

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

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and the Vancouver, Canada area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. The COVID-19 pandemic may also decelerate our hiring and increase the challenge of recruiting qualified personnel to leave their current positions to join us. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

As of June 30, 2021, we had an aggregate of $987.5 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•disruption in manufacturing or shipping or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•public sector budgetary cycles;

•the government has and in the future may require them to make operational changes in order to obtain the necessary approvals to sell into the government;

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products;

•geopolitical matters, including tariff and trade disputes, government shutdowns and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services; and

•rules and regulations applicable to certain government sales, including GSA regulations and certain third-party security certifications, and changes to such rules and regulations that may require us to make operational changes in order to obtain the necessary approvals to sell to government agencies.

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

Risks Related to Our Industry, Customers, Products and Services

We face intense competition in our market and we may not maintain or improve our competitive position.

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as

Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc., FireEye, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), McAfee, LLC, Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated and Zscaler, Inc. ("Zscaler").

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

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. For example, certain of our competitors are focusing on delivering security services from the cloud which include cloud-based security providers, such as Zscaler. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

Large, well-established providers of networking equipment, such as Cisco, offer, and may continue to introduce, network security features that compete with our products, either in standalone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, financial condition and results of operations will be adversely affected.

Managing inventory of our products and product components is complex. Insufficient inventory or components may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing our inventory is complex. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, if the time required to source components including chips and other components, or manufacture or ship certain products increases for any reason, inventory shortfalls could result and costs to manufacture and ship on-time could increase. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia has continued into 2021 and may have an adverse impact on our ability to manage our inventory and to meet product demand in a timely fashion. This shortage may persist for an indefinite period of time. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. In order to mitigate supply chain risk from COVID-19, we have increased our on-hand stock of certain products. If we are unable to sell these products, we would be required to write-off excess inventory, which would have an adverse impact on our results of operations.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, China and other countries outside the United States such as Micro-Star, Wistron, Senao, ADLINK and IBASE. Our reliance on our third-party manufacturers in Asia and elsewhere reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 80% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Additionally, any perception that our products have product vulnerabilities, whether or not accurate, may cause reputation harm. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security breach or infection of the network of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services to prevent the security breach, or any actual or perceived security risk in our supply chain, could adversely affect the market’s perception of our security products and services, cause customers and customer prospects not to buy from us and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused or misconfigured by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

Moreover, business models based on a subscription software as a service, or SaaS, cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

Unforeseen COVID-19 pandemic impacts on global supply chains may impact our ability to procure parts required for building our hardware appliances. Extended lead time may be introduced in identifying alternative sources and in delivering orders than is typical.

The COVID-19 pandemic has continued to impact global supply chains for many organizations, resulting in shortages of and delays in both raw equipment and electronic components such as computer chips. Though we have managed our supply availability well thus far during the COVID-19 pandemic, unforeseen events in upstream supplies and component availability may impact our ability to plan and deliver upon orders received. Additionally, such unforeseen impacts to required component supply chains may introduce increases in prices of components that may require us to raise prices of our products in turn; such price increases may result in our products being less price-competitive in the market.

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

Our ability to sell our products is dependent on our quality control processes and the quality of our technical support services, and our failure to offer high-quality technical support services would have a material adverse effect on our sales and results of operations.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data.

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software in an effort to gain entry into our customers’ networks. These and other hacking efforts against us and our customers may be ongoing and may recur in the future. Although we take numerous measures and implement multiple layers of security to protect our networks, we cannot guarantee that our security products, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide FortiGuard and other security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

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

Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, could seriously harm our competitive position.

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For example, in 2021, we acquired ShieldX and we made an equity investment in Linksys. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes.We may also experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in negative impact to our operating results and impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

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

•transfer pricing adjustments;

•increases to corporate tax rates, including the increase proposed to the U.S. federal corporate rate in 2021;

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

We have open tax years that could be subject to the examination by the Internal Revenue Service (the “IRS”) and other tax authorities. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of all of these audits is the allocation of profits among our legal entities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results.

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

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or our effective tax rate in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations. Additionally, our actual tax rate may be subject to further uncertainty due to potential changes in U.S. and foreign tax rules. For example, in April 2021, legislation was proposed that would increase the corporate tax rate in the United States to 28% from its current 21%. If passed, this legislation would increase our effective tax rate.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2021, the closing price of our common stock ranged from $138.11 to $247.04 per share.

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

In July 2020, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. As of June 30, 2021, $921.1 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays and reductions in billings and revenues, and the COVID-19 pandemic will negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	—	$—	—	$—
May 1 - May 31, 2021	0.5	$201.38	0.5	$921.1
June 1 - June 30, 2021	—	$—	—	$921.1
Total	0.5	$201.38	0.5

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Form 8-K	April 28, 2021	3.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2021

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)