Form 10-Q
period 2021-09-30
Fortinet, Inc.
filed 2021-11-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of November 5, 2021, there were 163,499,790 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,852.1	$1,061.8
Short-term investments	1,228.1	775.5
Marketable equity securities	40.8	—
Accounts receivable—net	604.9	720.0
Inventory	177.9	139.8
Prepaid expenses and other current assets	59.7	43.3
Total current assets	3,963.5	2,740.4
LONG-TERM INVESTMENTS	298.2	118.3
PROPERTY AND EQUIPMENT—NET	556.6	448.0
DEFERRED CONTRACT COSTS	378.8	304.8
DEFERRED TAX ASSETS	337.3	245.2
GOODWILL	127.6	93.0
OTHER INTANGIBLE ASSETS—NET	71.0	31.6
OTHER ASSETS	237.6	63.2
TOTAL ASSETS	$5,970.6	$4,044.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$142.3	$141.6
Accrued liabilities	247.8	149.2
Accrued payroll and compensation	174.2	145.9
Current portion of long-term debt	17.6	—
Deferred revenue	1,616.1	1,392.8
Total current liabilities	2,198.0	1,829.5
DEFERRED REVENUE	1,490.3	1,212.5
INCOME TAX LIABILITIES	96.5	90.3
LONG-TERM DEBT	988.0	—
OTHER LIABILITIES	62.2	56.2
Total liabilities	4,835.0	3,188.5
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock, $0.001 par value—300.0 shares authorized; 163.4 and 162.5 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0.2	0.2
Additional paid-in capital	1,257.7	1,207.2
Accumulated other comprehensive income (loss)	(1.2)	0.7
Accumulated deficit	(138.6)	(352.1)
Total Fortinet, Inc. stockholders’ equity	1,118.1	856.0
Non-controlling interests	17.5	—
Total equity	1,135.6	856.0
TOTAL LIABILITIES AND EQUITY	$5,970.6	$4,044.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUE:
Product	$337.1	$223.8	$876.1	$628.0
Service	530.1	427.3	1,502.5	1,218.4
Total revenue	867.2	651.1	2,378.6	1,846.4
COST OF REVENUE:
Product	134.3	84.3	341.2	245.0
Service	76.9	54.9	213.5	158.0
Total cost of revenue	211.2	139.2	554.7	403.0
GROSS PROFIT:
Product	202.8	139.5	534.9	383.0
Service	453.2	372.4	1,289.0	1,060.4
Total gross profit	656.0	511.9	1,823.9	1,443.4
OPERATING EXPENSES:
Research and development	107.8	90.0	311.6	252.4
Sales and marketing	347.1	266.7	978.0	780.5
General and administrative	35.8	29.4	102.2	87.1
Gain on intellectual property matter	(1.1)	(1.1)	(3.4)	(39.0)
Total operating expenses	489.6	385.0	1,388.4	1,081.0
OPERATING INCOME	166.4	126.9	435.5	362.4
INTEREST INCOME	1.2	2.5	3.5	15.7
INTEREST EXPENSE	(4.6)	—	(10.4)	—
OTHER EXPENSE—NET	(6.3)	(1.0)	(7.5)	(8.1)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	156.7	128.4	421.1	370.0
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9.3)	5.0	10.4	28.2
LOSS FROM EQUITY METHOD INVESTMENT	(2.8)	—	(2.8)	—
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	163.2	123.4	407.9	341.8
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	0.1	—	0.1	—
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$163.1	$123.4	$407.8	$341.8
Net income per share attributable to Fortinet, Inc. common stockholders (Note 9):
Basic	$1.00	$0.76	$2.50	$2.07
Diluted	$0.97	$0.75	$2.44	$2.03
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc. common stockholders
Basic	163.5	162.1	163.3	164.8
Diluted	167.7	165.6	167.1	168.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income including non-controlling interests	$163.2	$123.4	$407.9	$341.8
Other comprehensive income (loss):
Change in foreign currency translation	(1.6)	—	(1.6)	—
Change in unrealized gains (losses) on investments	—	(1.4)	(1.0)	0.7
Less: tax provision (benefit) related to items of other comprehensive income or loss	(0.1)	(0.3)	(0.3)	0.4
Other comprehensive income (loss)	(1.5)	(1.1)	(2.3)	0.3
Comprehensive income including non-controlling interests	161.7	122.3	405.6	342.1
Less: comprehensive loss attributable to non-controlling interests	(0.3)	—	(0.3)	—
Comprehensive income attributable to Fortinet, Inc.	$162.0	$122.3	$405.9	$342.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—June 30, 2021	163.3	$0.2	$1,245.8	$(0.1)	$(195.7)	$—	$1,050.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.4	—	(38.0)	—	—	—	(38.0)
Repurchase and retirement of common stock	(0.3)	—	(2.8)	—	(106.0)	—	(108.8)
Stock-based compensation expense	—	—	52.7	—	—	—	52.7
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized gain on investments - net of tax	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment	—	—	—	(1.2)	—	(0.4)	(1.6)
Net income	—	—	—	—	163.1	0.1	163.2
BALANCE—September 30, 2021	163.4	$0.2	$1,257.7	$(1.2)	$(138.6)	$17.5	$1,135.6

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—June 30, 2020	161.8	$0.2	$1,154.3	$2.5	$(590.3)	$—	$566.7
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.5	—	(25.1)	—	—	—	(25.1)
Stock-based compensation expense	—	—	49.3	—	—	—	49.3
Net unrealized loss on investments - net of tax	—	—	—	(1.1)	—	—	(1.1)
Net income	—	—	—	—	123.4	—	123.4
BALANCE—September 30, 2020	162.3	$0.2	$1,178.5	$1.4	$(466.9)	$—	$713.2
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	162.5	$0.2	$1,207.2	$0.7	$(352.1)	$—	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.7	—	(98.2)	—	—	—	(98.2)
Repurchase and retirement of common stock	(0.8)	—	(6.1)	—	(194.3)	—	(200.4)
Stock-based compensation expense	—	—	154.8	—	—	—	154.8
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	—	(0.7)
Foreign currency translation adjustment	—	—	—	(1.2)	—	(0.4)	(1.6)
Net income	—	—	—	—	407.8	0.1	407.9
BALANCE—September 30, 2021	163.4	$0.2	$1,257.7	$(1.2)	$(138.6)	$17.5	$1,135.6

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2019	171.7	$0.2	$1,180.3	$1.1	$160.8	$—	$1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.0	—	(68.3)	—	—	—	(68.3)
Repurchase and retirement of common stock	(11.4)	—	(76.5)	—	(969.5)	—	(1,046.0)
Stock-based compensation expense	—	—	143.0	—	—	—	143.0
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	—	0.3
Net income	—	—	—	—	341.8	—	341.8
BALANCE—September 30, 2020	162.3	$0.2	$1,178.5	$1.4	$(466.9)	$—	$713.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$407.9	$341.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	154.8	143.0
Amortization of deferred contract costs	126.9	99.8
Depreciation and amortization	59.1	52.1
Amortization of investment premiums	4.8	0.2
Loss from equity method investment	2.8	—
Other	4.4	5.8
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	130.6	(3.1)
Inventory	(19.5)	(31.0)
Prepaid expenses and other current assets	(12.5)	(4.6)
Deferred contract costs	(201.0)	(143.9)
Deferred tax assets	(91.9)	4.4
Other assets	(15.7)	(2.0)
Accounts payable	(11.8)	(4.2)
Accrued liabilities	77.0	16.5
Accrued payroll and compensation	23.1	19.5
Other liabilities	(3.2)	10.3
Deferred revenue	497.1	282.6
Net cash provided by operating activities	1,132.9	787.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,749.9)	(776.3)
Sales of investments	82.2	141.4
Maturities of investments	1,029.0	730.3
Purchases of property and equipment	(144.6)	(93.6)
Purchase of investment in privately held company	(160.0)	—
Payments made in connection with business combinations, net of cash acquired	(73.4)	(9.2)
Purchases of marketable equity securities	(42.5)	(0.4)
Net cash used in investing activities	(1,059.2)	(7.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	989.4	—
Payments for debt issuance costs	(2.4)	—
Payments of debt assumed in connection with business combination	(2.2)	(4.1)
Repurchase and retirement of common stock	(170.0)	(1,046.0)
Proceeds from issuance of common stock	20.7	18.2
Taxes paid related to net share settlement of equity awards	(118.9)	(86.5)
Other	(0.2)	(1.2)
Net cash provided by (used in) financing activities	716.4	(1,119.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.2	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	790.3	(340.2)
CASH AND CASH EQUIVALENTS—Beginning of period	1,061.8	1,222.5
CASH AND CASH EQUIVALENTS—End of period	$1,852.1	$882.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$69.9	$27.6
Operating lease liabilities arising from obtaining right-of-use assets	$31.0	$14.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$14.6	$14.8
Liability for purchase of property and equipment	$23.8	$26.1
Liability incurred for repurchase of common stock	$30.4	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, contained in our Annual Report on Form 10-K filed with the SEC on February 19, 2021. In the opinion of management, all adjustments, which includes normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements for the year ended December 31, 2020.

The condensed consolidated financial statements include the accounts of Fortinet, Inc. and its subsidiaries. We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence, but not an absolute controlling financial interest, over the investee are accounted for under the equity method of accounting. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize our proportionate share of the entities’ net income or loss and the amortization of any basis differences through the condensed consolidated statements of income and as an adjustment to the investment balance. We record our share of the results of equity method investments on a three-month lag basis as income or loss from equity method investments, net of tax in the condensed consolidated statements of income. We evaluate our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be recoverable. As of September 30, 2021, our investment in Linksys Holdings, Inc. (“Linksys”) was our only equity method investment.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no other material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2021.

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

Recent Accounting Standards Not Yet Effective

Business Combinations

In October 2021, the FASB issued ASU 2021-08—Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. ASU 2021-08 will be effective for us beginning on January 1, 2023. We are currently evaluating the impact of ASU 2021-08 on our condensed consolidated financial statements.

2.     REVENUE RECOGNITION

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product	$337.1	$223.8	$876.1	$628.0
Service:
Security subscription	287.4	235.4	815.6	669.4
Technical support and other	242.7	191.9	686.9	549.0
Total service revenue	530.1	427.3	1,502.5	1,218.4
Total revenue	$867.2	$651.1	$2,378.6	$1,846.4

Deferred Revenue

During the three months ended September 30, 2021 and September 30, 2020, we recognized $309.2 million and $263.1 million in service revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2021 and September 30, 2020, we recognized $1.10 billion and $921.7 million in service revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.11 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.62 billion as revenue over the next 12 months and the remainder thereafter.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allowance for credit losses was $2.6 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively. Provisions, write-offs and recoveries were not material during the nine months ended September 30, 2021 and 2020.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended September 30, 2021 and 2020 were $45.1 million and $35.3 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2021 and 2020 were $126.9 million and $99.8 million, respectively.

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our available-for-sale securities (in millions):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$647.0	$0.1	$—	$647.1
Corporate debt securities	484.6	0.2	(0.2)	484.6
Certificates of deposit and term deposits (1)	214.5	—	—	214.5
U.S. government securities	174.7	—	(0.1)	174.6
Municipal Bonds	5.5	—	—	5.5
Total available-for-sale securities	$1,526.3	$0.3	$(0.3)	$1,526.3

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$185.4	$—	$—	$185.4
Corporate debt securities	410.5	1.0	—	411.5
Certificates of deposit and term deposits (1)	112.0	—	—	112.0
U.S. government securities	184.9	—	—	184.9
Total available-for-sale securities	$892.8	$1.0	$—	$893.8

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	September 30, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$116.3	$—	$—	$—	$116.3	$—
Corporate debt securities	281.0	(0.2)	—	—	281.0	(0.2)
Certificates of deposit and term deposits	15.8	—	—	—	15.8	—
U.S. government securities	80.6	(0.1)	—	—	80.6	(0.1)
Municipal Bonds	5.4	—	—	—	5.4	—
Total available-for-sale securities	$499.1	$(0.3)	$—	$—	$499.1	$(0.3)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$61.5	$—	$—	$—	$61.5	$—
Corporate debt securities	111.3	—	—	—	111.3	—
Certificates of deposit and term deposits	29.5	—	—	—	29.5	—
U.S. government securities	38.1	—	—	—	38.1	—
Total available-for-sale securities	$240.4	$—	$—	$—	$240.4	$—

The contractual maturities of our investments were as follows (in millions):

	September 30, 2021	December 31, 2020
Due within one year	$1,228.1	$775.5
Due within one to three years	298.2	118.3
Total	$1,526.3	$893.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of equity and in comprehensive income. Accrued interest receivable of $2.4 million as of September 30, 2021 was excluded from the fair value of our available-for-sale securities and was recorded in prepaid expenses and other current assets in our condensed consolidated balance sheet.

Realized gains and losses on available-for-sale securities were insignificant in the periods presented.

Our marketable equity securities were $40.8 million as of September 30, 2021. The changes in fair value of our marketable equity securities are recorded in other expense, net on the condensed consolidated statements of income. We recognized $3.7 million loss and $0.1 million loss during the three months ended September 30, 2021 and 2020, respectively, and $2.9 million loss and $0.3 million gain during the nine months ended September 30, 2021 and 2020, respectively.

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

We measure the fair value of money market funds, certain U.S. government securities and marketable equity securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or model-driven valuations using significant inputs derived from or corroborated by observable market data.

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

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2021				December 31, 2020
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$651.1	$—	$651.1	$—	$197.2	$—	$197.2	$—
Corporate debt securities	484.6	—	484.6	—	413.7	—	413.7	—
Certificates of deposit and term deposits	214.5	—	214.5	—	112.0	—	112.0	—
U.S. government securities	174.6	164.6	10.0	—	184.9	184.9	—	—
Money market funds	32.3	32.3	—	—	152.7	152.7	—	—
Municipal Bonds	5.5	—	5.5	—	—	—	—	—
Marketable equity securities	40.8	40.8	—	—	—	—	—	—
Total	$1,603.4	$237.7	$1,365.7	$—	$1,060.5	$337.6	$722.9	$—

Reported as:
Cash equivalents	$36.3				$166.7
Marketable equity securities	40.8				—
Short-term investments	1,228.1				775.5
Long-term investments	298.2				118.3
Total	$1,603.4				$1,060.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2021 and year ended December 31, 2020.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     INVENTORY

Inventory consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Raw materials	$35.6	$13.8
Work in process	7.9	—
Finished goods	134.4	126.0
Inventory	$177.9	$139.8

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Land	$128.3	$93.3
Buildings and improvements	365.4	150.6
Computer equipment and software	166.4	137.2
Leasehold improvements	38.8	31.9
Evaluation units	19.8	19.8
Furniture and fixtures	27.0	21.3
Construction-in-progress	16.9	166.4
Total property and equipment	762.6	620.5
Less: accumulated depreciation	(206.0)	(172.5)
Property and equipment—net	$556.6	$448.0

In September 2021, we purchased certain real estate in Burnaby, Canada for $37.7 million. The purchase was accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings based on their relative fair values. The amounts allocated to land and buildings were $16.6 million and $21.1 million, respectively.

Depreciation expense was $18.1 million and $13.9 million during the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $47.4 million and $41.6 million during the nine months ended September 30, 2021 and 2020, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 32.6% ownership interest. Linksys provides router connectivity solutions to the consumer and small business markets. On September 24, 2021, we invested an additional $85.0 million in cash for shares of Series A Preferred Stock of Linksys, and as of September 30, 2021, we held 50.8% of the outstanding common stock (on an as-converted basis) of Linksys.

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. Our share of the earnings of Linksys’ financial results, which are accounted for under the three-month lag basis, was $2.8 million for the three and nine months ended September 30, 2021, and has been recorded in loss from equity method investment on the condensed consolidated statements of income.

As of September 30, 2021, the investment was included in other assets on our condensed consolidated balance sheet. Transaction costs related to this investment were not material.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other investments
Our other investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million as of September 30, 2021 and December 31, 2020.

7.     BUSINESS COMBINATION

AlaxalA Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests in AlaxalA Networks Corporation (“AlaxalA”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interest in AlaxalA to help address the increasing need for secure switches integrated with FortiGate Firewalls and Security Fabric functionality, and, over time, to innovate and rebrand certain of AlaxalA’s switches to offer a broader suite of secure switches globally.

Under the acquisition method of accounting in accordance with ASC 805, the total preliminary purchase price was allocated to AlaxalA’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The following table provides the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Estimated Fair Value
ASSETS
Cash	$1.1
Accounts receivable—net	15.6
Inventory	33.4
Prepaid expenses and other current assets	2.9
Property and equipment	5.3
Goodwill	29.0
Other intangible assets	48.0
Other long-term assets	2.7
TOTAL ASSETS	$138.0

LIABILITIES
Accounts payable	$11.0
Current portion of long-term debt	20.2
Accrued and other current liabilities	14.7
Other long-term liabilities	10.1
TOTAL LIABILITIES	$56.0
NON-CONTROLLING INTERESTS	$17.8
Net purchase consideration	$64.2

The excess of the purchase consideration and the fair value of non-controlling interests over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce of AlaxalA and the anticipated operational synergies.

The fair value of the non-controlling interests of $17.8 million was estimated based on the non-controlling interests’ respective share of the AlaxalA business value.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets acquired and their estimated useful lives (in years) as of August 31, 2021, were as follows (in millions, except years):

	Fair Value	Estimated Useful Life (in years)
Developed technology	$26.6	4
Customer relationships	10.0	10
Trade name	6.4	10
Backlog	5.0	1
Total identified intangible assets:	$48.0

Developed technology relates to AlaxalA’s network equipment. We valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales to existing customers of AlaxalA. Customer contracts and related relationships were valued using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated by the customer contracts and relationships less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on historical customer turnover rates.

Trade name relates to the “AlaxalA” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period.

Customer backlog relates to the unfulfilled customer contract orders. Backlog was valued using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated by the execution of the unfulfilled customer contract orders less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the anticipated contract orders’ execution timeframe.

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

The operating results of the acquired company were included in our condensed consolidated financial statements from the date of acquisition which was August 31, 2021. For the period from September 1, 2021 through September 30, 2021, AlaxalA contributed revenue of $15.6 million. Income before income taxes for the period from September 1, 2021 through September 30, 2021 was not material. Acquisition-related costs for this acquisition were not material and were recorded as general and administrative expense.

The following unaudited pro forma financial information presents the combined results of operations of Fortinet, Inc. and AlaxalA, as if AlaxalA had been acquired as of the beginning of business on January 1, 2020. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business that would have been achieved if the acquisition had taken place at the beginning of business on January 1, 2020, or of the results of our future operations of the combined business. The following unaudited pro forma financial information for all periods presented includes purchase accounting adjustments for amortization of acquired intangible assets, depreciation of acquired property and equipment, the purchase accounting effect on inventory acquired and related tax effects (in millions):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pro forma revenue	$887.6	$684.3	$2,460.5	$1,939.6
Pro forma net income attributable to Fortinet, Inc.	$165.1	$122.8	$407.3	$334.8

ShieldX Networks, Inc.

On March 10, 2021, we closed an acquisition of certain assets and liabilities of ShieldX Networks Inc. (“ShieldX”), a provider of a security platform focusing on protecting multi-cloud data centers from the risk of lateral movement that can lead to attacks such as ransomware, data loss and service disruption, for $10.8 million in cash. This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the purchase price, $6.2 million was allocated to goodwill, $4.1 million was allocated to developed technology intangible asset and $0.5 million was allocated to other net assets acquired. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business and potential cost savings and synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2020	$93.0
Additions due to business combinations	35.2
Foreign currency translation adjustments	(0.6)
Balance—September 30, 2021	$127.6

There were no impairments to goodwill during the nine months ended September 30, 2021 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$89.5	$40.8	$48.7
Customer relationships	5.7	34.6	23.0	11.6
Trade name	10.0	6.3	0.1	6.2
Backlog	1.0	4.9	$0.4	4.5
Total other intangible assets—net		$135.3	$64.3	$71.0

	December 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$59.3	$32.3	$27.0
Customer relationships	4.0	24.8	20.2	4.6
Total other intangible assets—net		$84.1	$52.5	$31.6

Amortization expense was $4.8 million and $2.8 million during the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $11.7 million and $10.5 million during the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2021 (the remainder of 2021)	$6.8
2022	22.9
2023	16.3
2024	11.5
2025	6.2
Thereafter	7.3
Total	$71.0

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to Fortinet, Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”) and stock options. Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income including non-controlling interests	$163.2	$123.4	$407.9	$341.8
Net income attributable to non-controlling interests	0.1	—	0.1	—
Net income attributable to Fortinet, Inc.	$163.1	$123.4	$407.8	$341.8

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163.5	162.1	163.3	164.8
Diluted shares:
Weighted-average common stock outstanding-basic	163.5	162.1	163.3	164.8
Effect of potentially dilutive securities:
RSUs	2.4	2.3	2.2	2.4
Stock options	1.8	1.2	1.6	1.2
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc. common stockholders	167.7	165.6	167.1	168.4
Net income per share attributable to Fortinet, Inc. common stockholders:
Basic	$1.00	$0.76	$2.50	$2.07
Diluted	$0.97	$0.75	$2.44	$2.03

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
RSUs	0.1	0.3	0.2	0.3
Stock options	—	0.6	0.3	0.5
Total	0.1	0.9	0.5	0.8

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$6.8	$4.8	$18.9	$13.5
Variable lease expense (1)	0.8	0.7	2.3	1.7
Short-term lease expense	1.0	1.0	2.7	2.9
Total lease expense	$8.6	$6.5	$23.9	$18.1
(1) Variable lease expense for the three and nine months ended September 30, 2021 and 2020 predominantly included common area maintenance charges and parking expense.

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	September 30, 2021	December 31, 2020
Operating lease ROU assets - non-current	Other assets	$63.6	$49.3

Operating lease liabilities - current	Accrued liabilities	$25.0	$19.1
Operating lease liabilities - non-current	Other liabilities	40.5	34.0
Total operating lease liabilities		$65.5	$53.1

Weighted average remaining lease term in years - operating leases		3.1	3.5
Weighted average discount rate - operating leases		2.2%	3.2%

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$18.8	$13.8

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in millions):

Year Ending December 31,	Amount
2021 (the remainder of 2021)	$6.8
2022	25.0
2023	18.4
2024	11.8
2025	4.3
Thereafter	1.4
Total lease payments	67.7
Less imputed interest	(2.2)
Total	$65.5

As of September 30, 2021, we had additional minimum lease payments of $7.7 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2021 and will have lease terms of approximately two to five years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of September 30, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				12.0
Total long-term debt				$988.0

As of September 30, 2021 we accrued interest payable of $0.7 million, and there are no financial covenants with which we must comply. During the three and nine months ended September 30, 2021 we recorded $4.4 million and $10.2 million of total interest expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the three and nine months ended September 30, 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $991.1 million, including accrued and unpaid interest, as of September 30, 2021. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

AlaxalA debt

In connection with our acquisition of AlaxalA, we assumed certain current debt liabilities of $20.2 million as of August 31, 2021. We concluded that the fair value of debt approximated its book value as of the acquisition date. We had $17.6 million of this debt outstanding and recorded as current portion of long-term debt on our condensed consolidated balance sheet as of September 30, 2021. We repaid this balance in full in October 2021. As of September 30, 2021, the accrued interest under the assumed AlaxalA debt obligations was not material. During the post-acquisition period from September 1, 2021 through September 30, 2021, interest expense related to AlaxalA debt was not material.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended September 30, 2021 and 2020, we recorded $1.1 million gain on IP matter in our condensed consolidated statements of income. During the nine months ended September 30, 2021 and 2020, we recorded $3.4 million and $39.0 million gain on IP matter in our condensed consolidated statements of income, respectively. We recorded $6.4 million and $9.8 million in accrued liabilities and other liabilities in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

13.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2021 (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Inventory purchase commitments	$868.0	$376.7	$491.3	$—	$—	$—	$—

Inventory Purchase Commitments—Our independent contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for supply chain matters and other market conditions. In order to reduce manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers, which are non-cancelable. As of September 30, 2021, we had $868.0 million of open purchase orders with our independent contract manufacturers that are non-cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2021, we had $68.9 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

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

In October 2021, we held settlement discussions related to an existing patent infringement lawsuit. Pursuant to such discussions, we may enter into an agreement that provides for the settlement and dismissal of the patent lawsuit and a mutual covenant not to sue for a defined duration of time. As a result, we have determined that a loss in connection with such lawsuit is now probable. We accrued $5 million as a loss contingency in the quarter ended September 30, 2021 and the associated charge was recorded against revenue in the income statement. Litigation loss contingency accruals associated with other outstanding cases were not material as of September 30, 2021 and December 31, 2020.

Indemnification and Other Matters—Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting various allegations such as product defects and infringement of certain IP rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.     EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of September 30, 2021, there were a total of 11.7 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2020	4.7	$90.46
Granted	1.1	190.47
Forfeited	(0.3)	111.20
Vested	(1.9)	81.15
Balance—September 30, 2021	3.6	$123.67

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2021, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $391.2 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Shares withheld for taxes	0.1	0.2	0.6	0.7
Amount withheld for taxes	$42.9	$27.6	$119.0	$86.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expected term in years	4.4	4.4	4.4	4.4
Volatility	36.9%	39.9%	39.2%	34.6%
Risk-free interest rate	0.7%	0.2%	0.5%	1.1%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	2.7	$67.53	4.2	$220.4
Granted	0.6	179.95
Forfeited	(0.1)	117.60
Exercised	(0.4)	53.26
Balance—September 30, 2021	2.8	$90.20
Options vested and expected to vest—September 30, 2021	2.8	$90.20	4.1	$567.2
Options exercisable—September 30, 2021	1.6	$56.62	3.1	$379.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2021 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2021, total compensation expense related to unvested stock options granted to employees but not yet recognized was $46.6 million, with a weighted-average remaining vesting period of 2.9 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-average fair value per share granted	$95.33	$43.80	$58.69	$35.76
Intrinsic value of options exercised	$20.9	$5.5	$60.2	$35.8
Fair value of options vested	$3.3	$2.5	$13.9	$10.9

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of product revenue	$0.4	$0.4	$1.3	$1.2
Cost of service revenue	4.1	3.3	11.4	9.5
Research and development	14.5	12.7	42.0	35.6
Sales and marketing	27.6	27.7	82.1	81.3
General and administrative	6.9	5.9	20.2	17.3
Total stock-based compensation expense	$53.5	$50.0	$157.0	$144.9

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
RSUs	$48.5	$46.4	$142.8	$134.5
Stock options	5.0	3.6	14.2	10.4
Total stock-based compensation expense	$53.5	$50.0	$157.0	$144.9

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income tax benefit associated with stock-based compensation	$11.7	$11.0	$34.5	$31.9

Share Repurchase Program

In July 2020, under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors approved a $500.0 million increase and extended the term to February 28, 2022, bringing the aggregate amount authorized to be repurchased to $3.0 billion. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 18. Subsequent Events for information of the approved $1.25 billion increase in the authorized stock repurchase under the Repurchase Program in October 2021.

During the three and nine months ended September 30, 2021, we repurchased 0.3 million and 0.8 million shares of common stock, respectively, under the Repurchase Program in open-market transactions at a weighted-average price of $294.07 per share and $242.95 per share, respectively, for an aggregate purchase price of $108.8 million and $200.4 million, respectively. As of September 30, 2021, $812.3 million remained available for future share repurchases under the Repurchase Program.

15.    INCOME TAXES

Our effective tax rate was negative 6% for the three months ended September 30, 2021, compared to an effective tax rate of 4% for the same period last year. Our effective tax rate was 2% for the nine months ended September 30, 2021, compared to an effective tax rate of 8% for the same period last year. The effective tax rates for the periods presented are

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended September 30, 2021 and 2020 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $40.1 million and $33.8 million, respectively. The tax rate for the three months ended September 30, 2021 was impacted by a tax benefit of $8.7 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $25.0 million. In addition, the tax rate for the three months ended September 30, 2021 was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year tax return. The tax rate for the three months ended September 30, 2020 was impacted by a tax benefit of $16.3 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $12.5 million.

The tax rates for the nine months ended September 30, 2021 and 2020 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $115.8 million and $100.7 million, respectively. The tax rate for the nine months ended September 30, 2021 was impacted by a tax benefit of $23.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $60.3 million and release of reserves of $5.5 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. In addition, the tax rate for the nine months ended September 30, 2021 was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year tax return. The tax rate for the nine months ended September 30, 2020 was impacted by a tax benefit of $25.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $37.6 million and release of reserves of $9.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

As of September 30, 2021 and December 31, 2020, unrecognized tax benefits were $80.7 million and $77.3 million, respectively. If recognized, $73.3 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2021 and December 31, 2020, accrued interest and penalties were $16.2 million and $14.5 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $27.3 million in the next 12 months, due to the lapse of the statute of limitations. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

16.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2021 and 2020 were $2.5 million and $2.1 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2021 and 2020 were $7.9 million and $6.5 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Americas:
United States	$258.4	$206.0	$722.6	$589.1
Other Americas	91.7	66.4	255.4	186.9
Total Americas	350.1	272.4	978.0	776.0
Europe, Middle East and Africa (“EMEA”)	323.2	243.3	905.1	693.5
Asia Pacific (“APAC”)	193.9	135.4	495.5	376.9
Total revenue	$867.2	$651.1	$2,378.6	$1,846.4

Property and Equipment—net	September 30, 2021	December 31, 2020
Americas:
United States	$357.1	$296.3
Canada	160.9	121.3
Latin America	1.8	2.0
Total Americas	519.8	419.6
EMEA	23.8	20.6
APAC	13.0	7.8
Total property and equipment—net	$556.6	$448.0

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Exclusive Networks Group (“Exclusive”)	31%	29%	32%	30%
Ingram Micro, Inc. (“Ingram Micro”)	12%	10%	12%	10%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2021	December 31, 2020
Exclusive	30%	34%
TD Synnex	15%	*
Ingram Micro	11%	11%
* Represents less than 10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.     SUBSEQUENT EVENTS

Debt Repayment

In October 2021, we fully repaid the outstanding $17.6 million of debt liabilities assumed in the AlaxalA transaction.

Building Purchase

In October 2021, we purchased real property in Texas totaling approximately 87,000 square feet for a cash payment of $22.5 million.

Share Repurchase Program

In October 2021, our board of directors approved a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion of our outstanding common stock through February 28, 2023.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•the effects of supply chain constraints and the global chip and component shortages and other factors affecting our manufacturing capacity, delivery, cost and inventory management;

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

•risks and expectations related to acquisitions and equity interests in private companies, including integration issues related to product plans and the acquired technology, and risks of negative impact by such acquisitions and equity investments on our financial results;

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

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”);

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric cybersecurity platform, which features automated protection, detection and response. The Fortinet Security Fabric platform leverages a common operating system or integration to this operating system across our product offerings and helps organizations better secure their environments and reduce their security and network complexities. The Fortinet Security Fabric platform has an open architecture designed to connect Fortinet solutions and third-party solutions into a single ecosystem, enabling holistic detection and coordinated response across the attack cycle and surface through integration and automation.

Our product offerings consist of our FortiGate network security products and our non-FortiGate products. In addition to high performing networking features, we offer a rich set of cloud-delivered Security Services that can be added to different products across the Fortinet Security Fabric and customized to the organization use cases. Our security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver coordinated protection for the ever-expanding attack surface through FortiGate appliance and virtual machine as well as all Security Fabric products that are registered by the end-customer.

Our proprietary Security Processing Units (“SPUs”) are Application-Specific Integrated Circuits that are implemented in our physical FortiGate appliances and are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, software-defined wide-area network (“SD-WAN”), network address translation, Intrusion Prevention Systems (“IPS”), threat detection and encryption. We also provide virtualized Security Processing Units (“vSPUs”) across our FortiGate virtual appliances to deliver similar accelerated capabilities when run in virtualized environments.

Our FortiOS operating system provides the foundation for the operation of all FortiGate network security appliances, whether physical, virtual, private- or public-cloud based. FortiOS directs the operations of processors and SPUs and provides system management functions. We make regular updates to FortiOS available through our FortiCare support services.

FortiOS, its associated security and networking functions and products that run or are integrated with FortiOS are combined to form the Fortinet Security Fabric cybersecurity platform. This approach to security ties discrete security solutions together into an integrated whole that provides centralized management and visibility, automation and intelligence sharing to simplify network and security operations and rapid response to threats.

The focus areas of our business consist of:

•Security-Driven Networking—Our Security-Driven Networking solutions enables the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), software-defined wide area network (“SD-WAN”), LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). We derive a majority of product sales from our FortiGate network security appliances. FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), Intrusion Prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance.

•Zero Trust Access—The Fortinet Security Fabric platform extends beyond the network to cover other attack vectors. Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for work from anywhere (“WFA”). Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken. Additionally, the proliferation of internet of things (“IoT”) and operational technology (“OT”) devices has generated new opportunities for us to grow our business. Our network access control solutions provide visibility, control and automated event responses in order to secure IoT and OT devices.

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

•AI-Driven Security Operations—We develop and provide a range of products and services that enable the security operations center (“SOC”) teams to identify, investigate and remediate potential incidents in which cybercriminals bypass prevention-oriented controls. Given the breadth of the attack surface to monitor, as well as the volume and sophistication of cyber threats, Artificial Intelligence (“AI”) is a key part of these offerings, which include: FortiGuard and other security subscription services, modern endpoint security with endpoint detection and response (“EDR”), a range of breach-protection technologies plus our security information and event management (“SIEM”) and security orchestration, automation and response (“SOAR”), all of which can be applied across the entire Fortinet Security Fabric platform. These solutions automatically deliver security intelligence and insights that enable organizations to protect against and respond to threats faster through integration with Fortinet and third-party controls.

•Security as a Service—Our customers purchase our natively integrated FortiGuard security subscription services as an add-on to products and solutions across the Fortinet Security Fabric with the goal of receiving real-time threat intelligence and protection updates. The rich set of FortiGuard Services is built from the ground up to provide comprehensive protection for users and applications, including market leading offerings for IPS, Web, video and DNS filtering, AV and cloud sandbox as well as IoT and OT Security. The FortiGuard Security Services are provided from our FortiGuard Labs and cloud-delivered to provide real-time unified protection across network endpoint and cloud. FortiCare technical support services and the support of technical account managers, resident engineers and professional service consultants for implementations or training services.

Financial Highlights

•Total revenue was $867.2 million and $2.38 billion during the three and nine months ended September 30, 2021, an increase of 33% and 29%, respectively, compared to $651.1 million and $1.85 billion in the same periods last year. Product revenue was $337.1 million and $876.1 million during the three and nine months ended September 30, 2021, an increase of 51% and 40%, respectively, compared to $223.8 million and $628.0 million in the same periods last year. Service revenue was $530.1 million and $1.50 billion during the three and nine months ended September 30, 2021, an increase of 24% and 23%, respectively, compared to $427.3 million and $1.22 billion in the same periods last year.

•Total gross profit was $656.0 million and $1.82 billion during the three and nine months ended September 30, 2021, an increase of 28% and 26%, respectively, compared to $511.9 million and $1.44 billion in the same periods last year.

•We generated operating income of $166.4 million and $435.5 million during the three and nine months ended September 30, 2021, an increase of 31% and 20%, respectively, compared to $126.9 million and $362.4 million in the same periods last year. Operating income during the three months ended September 30, 2021 and 2020 included gains on an intellectual property (“IP”) matter of $1.1 million. Operating income during the nine months ended September 30, 2021 and 2020 included gains on an intellectual property (“IP”) matter of $3.4 million and $39.0 million, respectively.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.42 billion as of September 30, 2021.

•During the nine months ended September 30, 2021, we repurchased 0.8 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $200.4 million.

•In March 2021, we issued $1.0 billion of Senior Notes. Long-term debt, net of unamortized discount and debt issuance costs, was $988.0 million as of September 30, 2021. There was no such debt outstanding at December 31, 2020.

•Deferred revenue was $3.11 billion as of September 30, 2021, an increase of $501.1 million, or 19%, from December 31, 2020. Short-term deferred revenue was $1.62 billion as of September 30, 2021, an increase of $223.3 million, or 16%, from December 31, 2020.

•We generated cash flows from operating activities of $1.13 billion during the nine months ended September 30, 2021, an increase of $345.7 million, or 44%, compared to the same period last year. We generated $50.0 million of proceeds from an IP matter in the first quarter of 2020.

•On August 31, 2021, we closed an acquisition of 75% of the equity interests in AlaxalA Networks Corporation (“AlaxalA”), a privately held network hardware equipment company in Japan, to help address the increasing need for secure switches integrated with FortiGate Firewalls and Security Fabric functionality, and, over time, to innovate and rebrand certain of AlaxalA’s switches to offer a broader suite of secure switches globally. From September 1, 2021 to September 30, 2021, AlaxalA’s revenue was $15.6 million, or 1.8% and 0.7% of total revenue during the three and nine months ended September 30, 2021, respectively.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended September 30, 2021, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 37% and 22% of our total revenue, respectively, and increased by 29%, 33% and 43% compared to the same periods last year, respectively. During the nine months ended September 30, 2021, the Americas region, the EMEA region and the APAC region contributed 41%, 38% and 21% of our total revenue, respectively, and increased by 26%, 31% and 31% compared to the same periods last year, respectively.

Product revenue grew 51% and 40% during the three and nine months ended September 30, 2021, respectively, compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape. FortiGate products accounted for more than half of the product revenue growth during the three months ended September 30, 2021. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the FortiGate products. We experienced strong product revenue growth across many of our security fabric platform products, including our OT solutions, secure access products and software licenses. The impact of the increase in backlog was largely seen in certain fabric platform products. Service revenue growth of 24% and 23% during the three and nine months ended September 30, 2021, respectively, compared to the same periods last year, was driven by the strength of our FortiCare technical support and other service revenue which grew 26% and 25%, respectively, and of FortiGuard and other security subscription revenue, which grew 22%.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2021, approximately 50% of our billings in the aggregate were from over 100 countries that individually contributed less than 3% of our billings.

During the three months ended September 30, 2021 and 2020, we recognized gains of $1.1 million, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter during the three months ended September 30, 2021 and 2020, operating expenses as a percentage of revenue stayed flat during the three months ended September 30, 2021 compared to the same period last year. During the nine months ended September 30, 2021 and 2020, we recognized gains of $3.4 million and $39.0 million, respectively, on an IP matter in connection with a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter during the nine months ended September 30, 2021 and 2020, operating expenses as a percentage of revenue decreased by 2.2 percentage points during the nine months ended September 30, 2021 compared to the same period last year. Headcount increased to 9,700 employees and contractors as of September 30, 2021, an 18% increase compared to 8,238 as of December 31, 2020.

COVID-19 Pandemic Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic, including the various COVID-19 variants. In response to the pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have started to transition back to an in-person working mode, allowing more employees to work from our offices with reasonable precautions and, in all cases, subject to abiding by local legal restrictions. We intend to continue to monitor and abide by local employee health and safety protocols and other regulations as applicable to each local office.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and nine months ended September 30, 2021. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and nine months ended September 30, 2021, we have observed the following:

•We have seen supply chain challenges increase, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we do not have enough inventory to promptly meet all demand for all products.

•In most countries, our employees’ ability to travel has been reduced. In-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions start to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of September 30, 2021 we have started to see an increase in such expenses as compared to the same period last year.

•The countries and geographic regions in which we experienced the fastest billings growth in the third quarter of 2021, as compared to the third quarter of 2020, were countries and geographic regions in which the COVID-19 pandemic is generally considered to currently have a comparatively less severe impact on the local population and economy.

•During the COVID-19 pandemic we noted that, for some of our customers, sales cycles appeared to lengthen. More recently, it may be that sales cycles for some customers have accelerated.

•In order to mitigate supply chain disruption and other supply chain risk and in anticipation of future demand, we worked to increase our on-hand stock of certain products. We increased our commitments with certain suppliers to secure capacity and, are meeting regularly with our contract manufacturer to manage future commitments, address component shortages and monitor delivery of finished goods. We have also transitioned primarily to air shipping to avoid port congestion and extended ocean freight time.

•The yield on investment-grade debt has decreased, and while the risk of credit losses on our investments and cash equivalents has not changed significantly, as the debt securities in our portfolio have matured, they have been replaced by securities with lower effective interest rates. This has contributed to a decrease in our interest income during the three and nine months ended September 30, 2021, compared to the same period last year.

•In accordance with the CARES Act, we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience greater component, shipping or inventory challenges than we expect or significant changes in our billings growth rates, it will negatively impact billings and product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers. At times, we also sell directly to large service providers and major systems integrators who may sell to our end-customers or use our products and services to provided hosted solutions to other enterprises. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric platform products, depending on the end-customer’s size and security requirements.

We also offer our products through major cloud providers, and have recognized revenue on a usage basis from Amazon Web Services, Microsoft Azure, Alibaba Cloud, Google Cloud, Oracle Cloud and IBM Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in third-party clouds or in their private cloud.

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

	Three Months Ended Or As Of
	September 30, 2021	September 30, 2020
	(in millions)
Revenue	$867.2	$651.1
Deferred revenue	$3,106.4	$2,392.0
Billings (non-GAAP)	$1,064.1	$749.8
Net cash provided by operating activities	$398.8	$220.8
Free cash flow (non-GAAP)	$329.8	$185.7

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $3.11 billion as of September 30, 2021, an increase of $501.1 million, or 19%, from December 31, 2020.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.06 billion for the three months ended September 30, 2021, an increase of 42% compared to $749.8 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(in millions)
Billings:
Revenue	$867.2	$651.1
Add: Change in deferred revenue	201.0	98.9
Less: Deferred revenue balance acquired in business combination	(4.1)	(0.2)
Total billings (non-GAAP)	$1,064.1	$749.8

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

	Three Months Ended
	September 30, 2021	September 30, 2020
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$398.8	$220.8
Less: Purchases of property and equipment	(69.0)	(35.1)
Free cash flow (non-GAAP)	$329.8	$185.7
Net cash used in investing activities	$(307.5)	$(224.6)
Net cash used in financing activities	$(118.7)	$(30.3)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 19, 2021 (the “Form 10-K”), except as noted below.

Non-marketable equity investments

Our non-marketable investments include equity investments in privately held companies without a readily determinable fair value. We measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in other expense, net in our condensed consolidated statements of income.

Also, our non-marketable investments include investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence over the investee, but not an absolute controlling financial interest, and are accounted for under the equity method of accounting. Our investment in Linksys is our only equity method investment. We record our proportionate share of the net earnings (losses) and the amortization of any basis differences of Linksys based on the most recently available financial statements of Linksys, which are provided to us on a three-month lag, in loss from equity method investment in our condensed consolidated statements of income.

Recent Accounting Pronouncements

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Revenue

	Three Months Ended
	September 30, 2021		September 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$337.1	39%	$223.8	34%	$113.3	51%
Service	530.1	61	427.3	66	102.8	24
Total revenue	$867.2	100%	$651.1	100%	$216.1	33%
Revenue by geography:
Americas	$350.1	41%	$272.4	42%	$77.7	29%
EMEA	323.2	37	243.3	37	79.9	33
APAC	193.9	22	135.4	21	58.5	43
Total revenue	$867.2	100%	$651.1	100%	$216.1	33%

Total revenue increased by $216.1 million, or 33%, during the three months ended September 30, 2021 compared to the same period last year. Total revenue for the three months ended September 30, 2021 included AlaxalA’s revenue from September 1, 2021 to September 30, 2021 of $15.6 million, or 1.8% of total revenue. Excluding AlaxalA, our revenue was $851.6 million, an increase of 31% compared to the same quarter last year. We continued to experience largely organic revenue growth (i.e. revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC, including AlaxalA, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $113.3 million, or 51%, during the three months ended September 30, 2021 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape. FortiGate products accounted for more than half of the product revenue growth in the three months ended September 30, 2021. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the FortiGate products. We also experienced strong revenue growth across many of our security fabric platform products, including OT solutions, secure access products and software licenses.

Service revenue increased by $102.8 million, or 24%, during the three months ended September 30, 2021 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $52.0 million, or 22%, and by $50.8 million, or 26%, respectively, during the three months ended September 30, 2021 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud based environments as well as FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the three months ended September 30, 2021, 89% was included in the deferred revenue balance as of June 30, 2021.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$134.3	$84.3	$50.0	59%
Service	76.9	54.9	22.0	40
Total cost of revenue	$211.2	$139.2	$72.0	52%
Gross margin (%):
Product	60.2%	62.3%
Service	85.5	87.2
Total gross margin	75.6%	78.6%

Total gross margin decreased by 3.0 percentage points during the three months ended September 30, 2021 compared to the same period last year, driven by change in revenue mix to lower margin product revenue from higher margin service revenue year over year. Revenue mix shifted by 4.5 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin decreased by 2.1 percentage points during the three months ended September 30, 2021 compared to the same period last year. The decrease in product gross margin was impacted by our consolidation of AlaxalA, higher product costs due to supply chain constraints and a change in our product mix. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.7 percentage points during the three months ended September 30, 2021 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs and data center costs. The decrease in service gross margin was primarily impacted by our consolidation of AlaxalA and our data center expansion.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2021		September 30, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$107.8	12%	$90.0	14%	$17.8	20%
Sales and marketing	347.1	40	266.7	41	80.4	30
General and administrative	35.8	4	29.4	5	6.4	22
Gain on IP matter	(1.1)	—	(1.1)	—	—	—
Total operating expenses	$489.6	56%	$385.0	59%	$104.6	27%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased by $17.8 million, or 20%, during the three months ended September 30, 2021 compared to the same period last year, primarily due to an increase of $17.3 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products and foreign currency fluctuations. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2021.

Sales and marketing

Sales and marketing expense increased by $80.4 million, or 30%, during the three months ended September 30, 2021 compared to the same period last year, primarily due to an increase of $52.9 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases and foreign currency fluctuations. Marketing-related expense increased by $15.9 million, and included expenses related to the Fortinet Championship, the PGA tour event that we sponsored in September 2021. In addition, travel expense increased by $4.4 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2021.

General and administrative

General and administrative expense increased by $6.4 million, or 22%, during the three months ended September 30, 2021 compared to the same period last year, primarily due to an increase in personnel-related costs of $3.4 million, an increase in acquisition expense of $1.1 million, an increase in depreciation and other occupancy-related costs of $0.3 million and an increase in professional services costs of $0.3 million. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2021.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended September 30, 2021 and 2020, we recorded $1.1 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 12 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $166.4 million during the three months ended September 30, 2021, an increase of $39.5 million, or 31%, compared to $126.9 million in the same period last year. Operating income as a percentage of revenue was 19% during the three months ended September 30, 2021, which was flat compared to the same period last year.

Interest income, interest expense and other income—net

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
	(in millions, except percentages)
Interest income	$1.2	$2.5	$(1.3)	(52)%
Interest expense	$(4.6)	$—	$(4.6)	*
Other expense—net	$(6.3)	$(1.0)	$(5.3)	530%
* Not meaningful

Interest income decreased by $1.3 million during the three months ended September 30, 2021 compared to the same period last year, as a result of lower interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $4.6 million during the three months ended September 30, 2021 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. Other expense—net increased by $5.3 million during the three months ended September 30, 2021 compared to the same period last year, primarily due to an increase of $3.7 million loss on marketable equity securities and an increase of $1.2 million of foreign currency exchange loss.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2021	September 30, 2020
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(9.3)	$5.0	$(14.3)	(286)%
Effective tax rate (%)	(6)%	4%

Our effective tax rate was negative 6% for the three months ended September 30, 2021 compared to an effective tax rate of 4% for the same period last year. The benefit from income taxes for the three months ended September 30, 2021 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $40.1 million. This tax provision for income taxes was favorably affected by a tax benefit of $8.7 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $25.0 million. The tax provision for income taxes was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year tax return.

The provision for income taxes for the three months ended September 30, 2020 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $33.8 million, which were offset by a tax benefit of $16.3 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $12.5 million.

Results of Operations

Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$876.1	37%	$628.0	34%	$248.1	40%
Service	1,502.5	63	1,218.4	66	284.1	23
Total revenue	$2,378.6	100%	$1,846.4	100%	$532.2	29%
Revenue by geography:
Americas	$978.0	41%	$776.0	42%	$202.0	26%
EMEA	905.1	38	693.5	38	211.6	31
APAC	495.5	21	376.9	20	118.6	31
Total revenue	$2,378.6	100%	$1,846.4	100%	$532.2	29%

Total revenue increased by $532.2 million, or 29%, during the nine months ended September 30, 2021 compared to the same period last year. We continue to experience largely organic revenue growth (i.e. revenue growth excluding attribution from acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and EMEA and APAC contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $248.1 million, or 40%, during the nine months ended September 30, 2021 compared to the same period last year. We experienced revenue growth across many of our products primarily due to an increase in product revenue from our security fabric platform products, including our SD-WAN solutions, and software licenses.

Service revenue increased by $284.1 million, or 23%, during the nine months ended September 30, 2021 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $146.2 million, or 22%, and by $137.9 million, or 25%, respectively, during the nine months ended September 30, 2021 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the nine months ended September 30, 2021, 73% was included in the deferred revenue balance as of December 31, 2020.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$341.2	$245.0	$96.2	39%
Service	213.5	158.0	55.5	35%
Total cost of revenue	$554.7	$403.0	$151.7	38%
Gross margin (%):
Product	61.1%	61.0%
Service	85.8	87.0
Total gross margin	76.7%	78.2%

Total gross margin decreased by 1.5 percentage points during the nine months ended September 30, 2021 compared to the same period last year, driven by change in revenue to lower margin product revenue from higher margin service revenue. Revenue mix shifted by 2.8 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased by 0.1 percentage points during the nine months ended September 30, 2021 compared to the same period last year. Product gross margin benefited from lower direct product costs as a percentage of product revenue. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.2 percentage points during the nine months ended September 30, 2021 compared to the same period last year. Cost of service revenue was comprised primarily of personnel costs and data center costs. The decrease in service gross margin was primarily due to foreign currency fluctuations and increased costs associated with an expansion in our data centers.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2021		September 30, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$311.6	13%	$252.4	14%	$59.2	23%
Sales and marketing	978.0	41	780.5	42	197.5	25
General and administrative	102.2	4	87.1	5	15.1	17
Gain on IP matter	(3.4)	—	(39.0)	(2)	35.6	(91)
Total operating expenses	$1,388.4	58%	$1,081.0	59%	$307.4	28%

Research and development

Research and development expense increased by $59.2 million, or 23%, during the nine months ended September 30, 2021 compared to the same period last year, primarily due to an increase of $51.9 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products and foreign currency fluctuations. In addition, product development costs, such as third-party testing and prototypes, increased by $7.5 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2021.

Sales and marketing

Sales and marketing expense increased by $197.5 million, or 25%, during the nine months ended September 30, 2021 compared to the same period last year, primarily due to an increase of $157.2 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases and foreign currency fluctuations. Marketing-related expense increased by $27.1 million, and included the expenses related to the Fortinet Championship, the PGA tour event that we sponsored in September 2021. In addition, depreciation expense and other occupancy-related expense increased by $5.7 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2021.

General and administrative

General and administrative expense increased by $15.1 million, or 17%, during the nine months ended September 30, 2021 compared to the same period last year, primarily due to an increase in personnel-related costs of $8.8 million, an increase in professional services fee of $3.7 million, an increase in acquisition expense of $1.4 million and an increase in litigation settlement expense of $1.1 million. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2021.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the nine months ended September 30, 2021, we recorded $3.4 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. During the nine months ended September 30, 2020, we recorded $36.0 million upfront and additional $3.0 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 12 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $435.5 million during the nine months ended September 30, 2021, an increase of $73.1 million, or 20%, compared to $362.4 million in the same period last year. Operating income as a percentage of revenue decreased to 18% during the nine months ended September 30, 2021 compared to 20% in the same period last year. During the nine months ended September 30, 2020, we recorded $36.0 million upfront and additional $3.0 million in amortization of the deferred component as a gain on IP matter, which increased our operating margin by 2.1 percentage points. Excluding the impact of this gain, our operating margin increased 0.7 percentage points primarily due to 1.2 percentage point, 0.6 percentage point and 0.4 percentage point decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively, partially offset by a decrease in gross margin largely driven by the mix shift from service revenue to product revenue.

Interest income, interest expense and other expense—net

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	% Change
	(in millions, except percentages)
Interest income	$3.5	$15.7	$(12.2)	(78)%
Interest expense	$(10.4)	$—	$(10.4)	*
Other expense—net	$(7.5)	$(8.1)	$0.6	(7)%
* Not meaningful

Interest income decreased by $12.2 million during the nine months ended September 30, 2021 compared to the same period last year, primarily as a result of lower interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $10.4 million during the nine months ended September 30, 2021 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. The other expense—net decreased by $0.6 during the nine months ended September 30, 2021 compared to the same period last year was the result of a $4.3 million impairment charge on an investment in a privately held company during the first quarter of 2020, partially offset by a $3.2 million increase of loss on marketable equity securities and a $0.3 million increase of foreign currency exchange loss during the nine months ended September 30, 2021 compared to the same period last year.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2021	September 30, 2020
	(in millions, except percentages)
Provision for income taxes	$10.4	$28.2	$(17.8)	(63)%
Effective tax rate (%)	2%	8%

Our effective tax rate was 2% for the nine months ended September 30, 2021 compared to an effective tax rate of 8% for the same period last year. The provision for income taxes for the nine months ended September 30, 2021 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $115.8 million. This tax provision for income taxes was favorably affected by a tax benefit of $23.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $60.3 million and release of reserves of $5.5 million on uncertain tax positions and the interest due to the expiration of the statute of limitations. The tax provision for income taxes was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year tax return.

The provision for income taxes for the nine months ended September 30, 2020 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $100.7 million, which were offset by a tax benefit of $25.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $37.6 million and release of reserves of $9.0 million on uncertain tax positions and the interest due to the expiration of the statute of limitations.

Liquidity and Capital Resources

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$1,852.1	$1,061.8
Short-term and long-term investments	1,526.3	893.8
Marketable equity securities	40.8	—
Total cash, cash equivalents, investments and marketable equity securities	$3,419.2	$1,955.6
Working capital	$1,765.5	$910.9

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in millions)
Net cash provided by operating activities	$1,132.9	$787.2
Net cash used in investing activities	(1,059.2)	(7.8)
Net cash provided by (used in) financing activities	716.4	(1,119.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Net increase (decrease) in cash and cash equivalents	$790.3	$(340.2)

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

In October 2021, our board of directors authorized a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount of authorized to be repurchased to $4.25 billion of our outstanding common stock through February 28, 2023. During the nine months ended September 30, 2021, we repurchased 0.8 million shares of common stock under the Repurchase Program for an aggregate purchase price of $200.4 million. As of September 30, 2021, $812.3 million remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not intend to retire these Notes early. Refer to Note 11. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes. As of September 30, 2021, the long-term debt, net of unamortized discount and debt issuance costs, was $988.0 million.

Construction of a second building at our headquarters campus started in the fourth quarter of 2018 and was completed in the second quarter of 2021. We estimate the full year capital expenditures to be between $315.0 and $335.0 million. Our estimated 2021 capital expenditures increased compared to our prior quarter guidance mainly due to our real estate purchases.

We enter into non-cancellable agreements with contract manufacturers and certain suppliers to procure inventory based on our requirements in order to reduce manufacturing lead times, plan for adequate component supply or incentivize suppliers to deliver. These purchase commitments totaled $868.0 million as of September 30, 2021.

As of September 30, 2021, our cash, cash equivalents, short-term and long-term investments and marketable equity securities of $3.42 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government securities, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $126.4 million as of September 30, 2021 and $119.8 million as of December 31, 2020.

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

Our operating activities during the nine months ended September 30, 2021 provided cash flows of $1.13 billion as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $501.1 million, or 19%, during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, cash used in investing activities was $1.06 billion, driven by $638.7 million spent for purchases of investments, net of maturities and sales of investments, $160.0 million used for purchases of investment in a privately held company, $144.6 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction, $73.4 million used for the acquisition of AlaxalA and ShieldX Networks, Inc. (“ShieldX”), net of cash and $42.5 million used for purchases of marketable equity securities.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan and the issuance of long-term notes, net of discount and underwriting.

During the nine months ended September 30, 2021, cash provided by financing activities was $716.4 million, primarily driven by $989.4 million in cash proceeds from long-term investment grade debt, net of discount and underwriting fees, partially offset by $170.0 million used to repurchase shares of our common stock and $98.2 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

    There were no material changes outside the ordinary course of business during the nine months ended September 30, 2021 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. See Note 13 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2021 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the nine months ended September 30, 2021, we completed the acquisition of a 75% equity interest in AlaxalA. As permitted by SEC staff interpretative guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include AlaxalA.

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

In October 2021, we held settlement discussions related to an existing patent infringement lawsuit. Pursuant to such discussions, we may enter into an agreement that provides for the settlement and dismissal of the patent lawsuit and a mutual covenant not to sue for a defined duration of time. As a result, we have determined that a loss in connection with such lawsuit is now probable. We accrued $5 million as a loss contingency in the quarter ended September 30, 2021 and the associated charge was recorded against revenue in the income statement. Litigation loss contingency accruals associated with other outstanding cases were not material as of September 30, 2021 and December 31, 2020.

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

•Insufficient inventory or components, including chips and other components, and including component or inventory shortages related to the COVID-19 pandemic, contract manufacturer’s capacity, shipping challenges and costs, or other factors affecting the global supply chain, may result in lost sales opportunities or delayed billings and revenue and increased costs, and excess inventory may harm our gross margins.

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

•We are susceptible to, and are currently experiencing, supply chain constraints, supply shortages and disruptions, long lead times for components and supply changes because some of the key components in our products come from limited sources of supply.

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

•inventory management;

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

•increased expenses, unforeseen liabilities or write-downs and any negative impact on results of operations from any acquisition or equity investment consummated, as well as accounting risks, integration risks related to product plans and products, and risks of negative impact by such acquisitions and equity investments on our financial results;

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

The COVID-19 pandemic, including the Delta variant and other COVID-19 variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components, and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. Similar to others, we are experiencing ongoing component shortages, which have resulted in extended lead times of certain products and significant disruption to our production schedule. We also have experienced and expect to continue to experience increased component costs, which may have a negative impact on our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the spread of the COVID-19 pandemic limits the availability of our products, either by limiting components available, by limiting the actual manufacture and assembly or by limiting or restricting shipping of components and products, this likely would result in increased product backlog, lower billings, lower revenue and decreased profitability and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

Moreover, the COVID-19 pandemic has created a reduction in certain business activity and demand for certain solutions, which we believe has negatively impacted our billings and may in the future materially and negatively affect the rate and amount of our billings. The COVID-19 pandemic may adversely affect certain of our partners’ and customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted; certain businesses will not buy our products and services when they otherwise would have; certain current partners, customers and customer prospects may go out of business or face significant business challenges, thereby negatively impacting our sales; due to product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. We have also offered, and may continue to offer, payment terms in excess of our contractual agreements to some of our distributor customers, which may decrease the likelihood that we will be able to collect from these customers. In addition, the COVID-19 pandemic has caused an increase in certain of our expenses, including increased shipping costs, increased cancellation charges and reduced attendance fees due to the cancellation of several of our 2021 Accelerate sales conferences, and it may result in increased component and product manufacturing costs. The COVID-19 pandemic has limited certain demand generation activities, such as conferences and in-person sales meetings, which may reduce our costs, but also may reduce leads that could result in closed sales. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic will negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 30% of our total net accounts receivable as of September 30, 2021.

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

Exclusive Networks Group (“Exclusive”), TD Synnex, and Ingram Micro, Inc. (“Ingram Micro”) accounted for 30%, 15% and 11% of our total net accounts receivable as of September 30, 2021, respectively, and six distributor customers accounted for 67% of our total net accounts receivable in the aggregate. During the three and nine months ended September 30, 2021, Exclusive accounted for 31% and 32% of our total revenue, respectively, and Ingram Micro accounted for 12% of our total revenue. During the three and nine months ended September 30, 2020, Exclusive accounted for 29% and 30% of our total revenue, respectively, and Ingram Micro accounted for 10% of our total revenue. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice. Additionally, Exclusive may face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

As of September 30, 2021, we had an aggregate of $988.0 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks;

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc., Forcepoint LLC, Imperva, Inc., Juniper Networks, Inc. (“Juniper”), Mandiant, Inc., McAfee Corp., Palo Alto Networks, Inc., Proofpoint, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated and Zscaler, Inc. (“Zscaler”).

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

Managing our inventory is complex, especially given current supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, the time required to source components including chips and other components, and manufacture or ship certain products has increased, and so we expect inventory shortfalls to continue and costs to manufacture and ship on-time to continue to increase. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia has continued and is having, and we expect to continue to have, an adverse impact on our ability to manage our inventory and to meet product demand in a timely fashion. We expect this shortage may persist for an indefinite period of time. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges to obtaining components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations. In an effort to try to at least partially mitigate supply chain risk from COVID-19, we have increased our on-hand stock of certain products. If we are unable to sell these products, we would be required to write-off excess inventory, which would have an adverse impact on our results of operations.

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

COVID-19 pandemic impacts on global supply chains are impacting our ability to procure parts required for our hardware appliances. Extended lead times have been introduced in delivering products for customer orders in a timely fashion.

The COVID-19 pandemic has continued to impact global supply chains for many organizations, including us, resulting in shortages of and delays in both raw materials and electronic components such as computer chips. Events in upstream supplies and component shortages are negatively impacting our ability to plan and deliver upon orders received in a timely fashion, and supply chain disruption, component shortages and shipping challenges are increasing our costs. These increased costs may require us to raise prices of our products in turn; such price increases may result in our products being less price-competitive in the market.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia has continued into 2021 and continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For example, in 2021, we acquired ShieldX and AlaxalA and we made an equity investment in Linksys. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. We may also experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in negative impact to our operating results and impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

In addition, because we are accounting for our Linksys investment using the equity method of accounting, we are reliant on the accuracy and timeliness of their financial reporting to us. If their financial reporting to us is not accurate and timely, it may result in delays in our financial reporting.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in recent years, the United States has imposed additional import tariffs on certain goods from different countries and on most of Chinese imported goods. As a result, China and other countries imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

Forecasts of our income tax position and effective tax rate are complex, subject to uncertainty and periodic updates because our income tax position for each year combines the effects of a mix of profits earned and losses incurred by us in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits or our effective tax rate in a given jurisdiction differs from our estimate, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations. Additionally, our actual tax rate may be subject to further uncertainty due to potential changes in U.S. and foreign tax rules. For example, the administration has proposed an increase to the corporate tax rate in the United States. If enacted, this legislation would increase our effective tax rate.

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

The Organisation for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2021, the closing price of our common stock ranged from $138.11 to $320.19 per share.

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

As of September 30, 2021, $812.3 million remained available for future share repurchases under the Repurchase Program. In October 2021, our board of directors approved a $1.25 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2021 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2021	—	$—	—	$—
August 1 - August 31, 2021	—	$—	—	$—
September 1 - September 30, 2021	0.3	$294.07	0.3	$812.3
Total	0.3	$294.07	0.3

In October 2021, our board of directors approved a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion of our outstanding common stock through February 28, 2023.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2021

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)