Form 10-K
period 2021-12-31
Fortinet, Inc.
filed 2022-02-25
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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

(408) 235-7700
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value	FTNT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $25,503,578,291 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2022, there were 160,815,446 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principle risks and uncertainties include the following:

•Our operating results are likely to vary significantly and be unpredictable.

•The COVID-19 pandemic, including its ongoing variants, could adversely affect our business in a material way, based on, for example, component shortages or negative impact on demand.

•Adverse economic conditions or reduced information technology spending may adversely impact our business.

•Our billings, revenue, and free cash flow growth may slow or may not continue, and our operating margins may decline.

•We are dependent on the continued services and performance of our senior management, as well as our ability to hire, retain and motivate qualified personnel, particularly for our sales organization.

•We rely on third-party channel partners for substantially all of our revenue and a small number of distributors represents a large percentage of our revenue and accounts receivable.

•Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels.

•We rely significantly on revenue from FortiGuard security subscription and FortiCare technical support services, and revenue from these services may decline or fluctuate.

•We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

•We generate a majority of revenue and cash flow from sales outside of the United States.

•We may not be successful in executing our strategy to increase our sales to large- and medium-sized end-customers.

•A portion of our revenue is generated by sales to government organizations, which are subject to a number of challenges and risks.

•We face intense competition in our market and we may not maintain or improve our competitive position.

•Insufficient inventory or components, including finished goods, chips and other components, and including component or inventory shortages related to the COVID-19 pandemic, manufacturer’s capacity, shipping challenges, or other factors affecting the global supply chain, may result in lost sales opportunities or delayed billings and revenue and increased costs, and may harm our gross margins and our product price increases designed to help mitigate lower gross margins may not be acceptable to customers.

•We depend on third-party manufacturers to provide components for our products and build our products and are susceptible to manufacturing delays and cost increases.

•We are susceptible to supply chain constraints, supply shortages and disruptions, long lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services.

•Our proprietary rights may be difficult to enforce and we may be subject to claims by others that we infringe their proprietary technology.

•The trading price of our common stock may be volatile, which volatility may be exacerbated by share repurchases under our Share Repurchase Program (the “Repurchase Program”).

•Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business and financial performance.

Part I
ITEM 1.    Business

Overview

Fortinet is a global leader in cybersecurity and networking solutions for organizations, including enterprises, communication service providers, security service providers, government organizations and small businesses.

The focus areas of our business consist of:

•Convergence / Security-Driven Networking—Our Security-Driven Networking solutions enable the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), software-defined wide area network (“SD-WAN”), LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). Traditional networking lacks awareness of content, applications, users, devices, location and more. A security-driven networking approach converges networking and security into a single, accelerated solution. A specially designed operating system and security processors work in concert to greatly improve network performance and security posture while decreasing footprint and power consumption. We derive a majority of product sales from our FortiGate network security appliances. FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), intrusion prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing security processing units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-Fi access points and switches, Fortinet helps organizations secure their networks across campuses, branches and work from anywhere (“WFA”) deployments.

•Zero Trust Access—Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for WFA. Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient/EDR and FortiToken. Our network access control solutions provide visibility, control and automated event responses in order to secure internet of things (“IoT”) and operational technology (“OT”) devices.

•Adaptive Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric cybersecurity mesh platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for multi-cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our cloud security portfolio also includes securing applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•AI-Driven Security Operations—We develop and provide a range of products and services that enable the security operations center (“SOC”) teams to identify, investigate and remediate potential incidents in which cybercriminals bypass prevention-oriented controls. Given the breadth of the attack surface to monitor, as well as the volume and sophistication of cyber threats, artificial intelligence (“AI”) is a key part of these offerings, which include: FortiGuard and other security subscription services, endpoint security with endpoint detection and response (“EDR”), a range of breach-protection technologies plus our security information and event management (“SIEM”) and security orchestration, automation and response (“SOAR”), all of which can be applied across the Fortinet Security Fabric cybersecurity mesh platform. These solutions automatically deliver security intelligence and insights that help organizations to protect against and respond to threats through integration with Fortinet and third-party solutions.

•Security as a Service—Our customers purchase our FortiGuard security subscription services as an add-on to products and solutions across the Fortinet Security Fabric to receive threat intelligence and protection updates. FortiGuard services are designed to provide protection for users and applications, including offerings for IPS, web, video and domain name system (“DNS”) filtering, audio/visual (“AV”) and cloud sandbox along with IoT and OT Security. The

FortiGuard security services are provided from our FortiGuard Labs and cloud-delivered to provide real-time unified protection across network endpoint and cloud.

•Support and Professional Services—Fortinet offers technical support, FortiOS updates, and extended product warranty through our FortiCare support services. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement. Our professional service offerings include resident engineers and professional service consultants for implementations or trainings.

During our year ended December 31, 2021, we generated total revenue of $3.34 billion and net income of $606.8 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2021 and 2020 and our consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years ended December 31, 2021, 2020 and 2019.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Consolidation of Technology and Architecture

Cybersecurity has traditionally been deployed one solution at a time and not designed to work well with other deployed solutions while also increasing management complexity. A Fortinet Security Fabric cybersecurity mesh platform approach consolidates point products into a platform, allowing for much tighter integration, increased automation and a more rapid, coordinated, and effective response to threats across the network. The Fortinet Security Fabric has an open architecture designed to integrate Fortinet solutions and third-party solutions.

Our product offerings consist of our FortiGate network security products and our non-FortiGate products, which are offered in a broad range of form factors spanning physical appliances, virtual appliances, software and cloud-hosted services. This enables Fortinet to protect customers across all edges and deployment scenarios including users, devices, networks, cloud, and virtual data center. Our cloud- and hosted- products and services include sandboxing, endpoint detection and response (“EDR”), email security, web application and API security, and cloud networking security as well as Fortinet Security Fabric management and analytics. Additionally, we offer cloud-delivered and hosted-security services. Our FortiGuard security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver protection through FortiGate appliance and virtual machine as well as Fortinet Security Fabric products that are registered by the end-customer. All these are combined to form the Fortinet Security Fabric cybersecurity mesh platform, which is an approach to security that consolidates discrete security solutions together into an integrated offering. This integrated approach to security extends across both Fortinet developed solutions and a broad ecosystem of technology partner solutions and technologies.

SPU

Our proprietary SPUs are application-specific integrated circuits (“ASICs”) that include (i) the content processor (“SPU CP”), (ii) the network processor (“SPU NP”) and (iii) the system-on-a-chip (“SPU SoC”). Our SPUs are embedded in our physical FortiGate appliances and are designed to enhance the security processing capabilities of our operating system by accelerating computationally intensive tasks such as firewall policy enforcement, SD-WAN, network address translation, IPS, threat detection and encryption while also converging security capabilities with networking functionality. We also provide virtualized security processing units (“vSPUs”) across our FortiGate virtual appliances.

The use of SPUs allows our appliances to consolidate security functionality and converge security with a minimal impact to network throughput performance, which we believe delivers a lower total cost of ownership (“TCO”) to our customers. As the security needs and technologies of our end-customers increase, we believe our TCO-driven SPU approach give our products a competitive advantage against other architectural approaches.

Entry-level FortiGate products often use the SPU SoC to provide the necessary acceleration at this level. Mid-range FortiGate products use a central processing unit (“CPU”) and include the SPU NP and SPU CP hardware acceleration. The high-end FortiGate products use multiple CPUs, SPU CPs and SPU NPs.

FortiOS

FortiOS, its associated security and networking functions and products that run or are integrated with FortiOS are combined to form the Fortinet Security Fabric cybersecurity mesh platform. This approach to security ties discrete security solutions together into an integrated offering.

Our proprietary FortiOS operating system provides the foundation for the operation of FortiGate network security appliances, whether physical, virtual, private- or public-cloud based. We make regular enhancements and other updates to FortiOS available through our FortiCare support services.

The convergence of security and networking capabilities provided by the Fortinet Security Fabric cybersecurity mesh platform are powered and controlled through FortiOS. FortiOS provides (i) multiple layers of security, including a hardened kernel layer providing protection for the FortiGate system, (ii) a network security layer, providing security for end-customers’ network infrastructures and (iii) application content protection, providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and SPUs and provides system management functions such as command line, graphical user interfaces, multiple network and security topology views.

FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy FortiGate devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as network address translation technologies, allowing the FortiGate appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, which can provide support for multiple customers on a single device or FortiOS instance in support of service provider and managed security service provider (“MSSP”) deployments. FortiOS also provides capabilities for the logging of traffic for forensic analysis purposes. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching.

Products

Our core product offerings consist of our FortiGate firewall product family and our non-FortiGate products which may be purchased to integrate and expand security architectures. Our non-FortiGate products include the Fortinet Security Fabric cybersecurity mesh platform, email security, cloud security, endpoint protection and other products. Our FortiGate hardware and software licenses are sold with a set of FortiGate broad security services. These security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a global cloud network to deliver protection services.

FortiGate

FortiGate converges a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. FortiGate is available as a hardware appliance or as a virtual appliance. All FortiGate appliances run on FortiOS. FortiGate platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides a central management architecture for FortiGate appliances and the Fortinet Security Fabric cybersecurity mesh platform.

With over 35 models in the FortiGate product line, FortiGate is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

Most FortiGate hardware appliances include one of our SPUs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -90 series models are designed for perimeter protection for small- to medium-sized businesses and enterprises with distributed offices. The FortiGate-100 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -7000 series models deliver high performance and scalable network security functionality for perimeter, data center and hyper scale data centers, and core deployment in large enterprises. In addition to networking security features, all FortiGate models and form factors also deliver secure SD-WAN capabilities. Fortinet also offers FortiGate Rugged models for OT applications where ruggedized appliances are needed.

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

Fortinet Security Fabric Cybersecurity Mesh Platform and Non-FortiGate Products

As part of the Fortinet Security Fabric cybersecurity mesh platform, we offer products that provide network security, endpoint security, cloud security, web-based application security, identity and access management, sandbox protection and email security. The integration of devices using open standards, common operating systems, and unified management platforms enables the sharing and correlation of real-time threat intelligence. The following Fortinet products can operate as part of the Fortinet Security Fabric cybersecurity mesh platform:

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

•FortiEDR/XDR—Our FortiEDR/XDR is an endpoint protection solution that provides both machine-learning anti-malware protection and remediation. FortiEDR/XDR supports broad OS coverage workstations, servers, and virtual machines, including legacy operating and embedded systems.

•FortiGate-VM— FortiGate-VM extends the Fortinet Security Fabric through the cloud on-ramp into the cloud, enabling customers to achieve security-driven networking within the cloud and between clouds and hybrid clouds. FortiGate-VM is powered by Fortinet vSPUs to deliver accelerated security and performance with minimal impact to performance. Our cloud networking solution enables better, more secure application experiences for users and branch offices by providing for encrypted data transports, granular segmentation and application-layer protection against advanced threats, and seamless overlay network with uniform policies across multi-clouds. FortiGate-VM is available for all major cloud providers, hypervisors and software-defined network (“SDN”) platforms.

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

•FortiSandbox—Our FortiSandbox technology delivers proactive detection and mitigation with the ability to generate a directly actionable protection capability. Available in both hardware and cloud-based form, the FortiSandbox subjects suspicious code to a set of multi-layer protection techniques, culminating in execution within an operating system, allowing real-time behavioral analysis to be performed in a secure environment. When malicious code is identified, a signature can be generated locally for distribution across the Fortinet Security Fabric cybersecurity mesh platform.

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

In the third quarter of 2021, we closed an acquisition of 75% of equity interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, to help address the increasing need for secure switches integrated with FortiGate firewalls and Security Fabric functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally. In the first quarter of 2021, we acquired ShieldX Networks Inc. (“ShieldX”), a provider of a security platform focusing on protecting multi-cloud data centers from the risk of lateral movement that can lead to attacks such as ransomware, data loss and service disruption.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard security subscription services are designed to deliver threat detection and prevention capabilities to end-customers worldwide as threats evolve. Our FortiGuard Labs global threat research team identifies emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data through the use of AI, automation and original research. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. FortiGuard functionality varies depending on the FortiGate and non-FortiGate products, and will typically include one or more of the following functions: application control, antivirus, intrusion prevention, web filtering, anti-spam, VPN functions, email image analysis, vulnerability management, database functions, web functions, advanced threat protection, sandboxing and domain and IP reputation services.

End-customers purchase FortiGuard security subscription services in advance, typically with terms of one to five years. We provide FortiGuard security subscription services 24 hours a day, seven days a week.

FortiCare Technical Support Services

Our FortiCare support services portfolio includes technical support, FortiOS updates and extended product warranty. For our standard technical support, our channel partners may provide first-level support to the end-customer. We also provide first-level support to our end-customers, as well as second- and third-level support as appropriate. We also provide knowledge management tools and customer self-help portals to help augment our support capabilities in an efficient and scalable manner. We deliver technical support to partners and end-customers 24 hours a day, seven days a week, through regional technical support centers. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement.

Service Bundles

We also sell FortiGuard and FortiCare services as bundles, consolidating security services into packages that are appropriate for different use cases or end-customers.

•Advanced Threat Protection—Our Advanced Threat Protection bundle includes antivirus, data sanitation sandbox, intrusion prevention, virus outbreak protection, mobile security, application control, IP reputation and anti-botnet security, along with FortiCare support services.

•Unified Threat Protection—Our Unified Threat Protection bundle includes the Advanced Threat Protection security services noted above, as well as intrusion prevention, virus outbreak protection, web filtering and FortiCare support services.

•Enterprise Protection—Our Enterprise Protection bundle includes the Unified Threat Protection services noted above, as well as industrial control systems, security rating, along with enhanced FortiCare support services.

•Small Medium Business – Our Small Medium Business bundle includes the Unified Threat Protection services noted above, as well as FortiGate Cloud which provides cloud-based management, reporting, and analytics for FortiGates along with enhanced FortiCare support services.

Professional Services

We offer professional services to end-customers including technical account managers (“TAMs”), resident engineers (“REs”) and professional service consultants, security architects for implementations and remote, cloud-based incident response (“IR”).

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

Fortinet also offers remote, cloud-based IR and monitoring services to help customers identify, remediate and understand compromises. This service leverages our FortiEDR capabilities either as part of a premium FortiEDR subscription for continuous monitoring or alternatively, can be deployed to help deliver IR services on a per incident basis.

Training Services

We offer training services to our end-customers and channel partners through our training team and authorized training partners. We have also implemented a training certification program, Network Security Expert, to help ensure an understanding of our products and services. Since 2020, Fortinet also offers a number of free online training courses to help address prevalent industry-wide cybersecurity skills gaps and shortages.

Customers

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell products and/or services to end-customers. At times, we also sell directly to large service providers and major systems integrators who may sell to our end-customers or use our products and services to provide hosted solutions to other enterprises. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances as well as other Fortinet Security Fabric cybersecurity mesh platform products. Customers may also access our products via the cloud through certain cloud providers such as Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. Often, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services.

During 2021, Exclusive Networks Group (“Exclusive”) and Ingram Micro Inc. (“Ingram Micro”) accounted for 31% and 12% of total revenue, respectively. During 2020, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively. During 2019, Exclusive and Ingram Micro accounted for 31% and 11% of total revenue, respectively.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to resellers and to service providers and MSSPs, who, in turn, sell products and/or services to end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We work with many technology distributors, including Arrow Electronics, Inc., Exclusive, Ingram Micro and TD Synnex (formerly Tech Data Corporation and Synnex Corporation, separately).

We support our channel partners with a dedicated team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, pre-sales and operational sales support. Additionally, our sales teams help drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to address their unique security and deployment requirements. To support our broadly dispersed global channel and end-customer base, we have sales professionals in over 100 countries around the world.

Our marketing strategy is focused on building our brand, driving thought leadership with emphasis on the criticality of cybersecurity platform adoption and the convergence of security and networking as well as driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, channel marketing, partner incentives and promotions, event marketing, digital marketing, communications, analyst relations, public relations and sales enablement. We focus our resources on campaigns, programs and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars and various other demand-generation activities.

In 2021, we continued to invest in sales and marketing resources, particularly in the enterprise market where we believe there is an opportunity to expand our business. We intend to continue to make investments in sales and marketing resources, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc. (“ADLINK”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”) and a number of other manufacturers. Approximately 83% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary SPUs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

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

Research and Development

We focus our research and development efforts on developing new hardware and software products and services, and adding new features to existing products and services. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including identification of market demand for new products or new features, components selection, timely implementation of product design and development, product performance, quality, ease of use, costs of development, bill of materials, effective manufacturing and assembly processes and sales and marketing.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing Fortinet’s intellectual property (“IP”) and have sometimes taken legal action against competitors to protect our IP, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2021, we had 1,255 U.S. and foreign-issued patents and 254 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

Seasonality

For information regarding seasonality in our sales, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include the following:

•product security performance, throughput, features, effectiveness, interoperability and reliability;
•addition and integration of new networking and security features and technological expertise;
•compliance with industry standards and certifications;
•price of products and services and total cost of ownership;
•brand recognition;
•customer service and support across varied and complex customer segments and use cases;
•sales and distribution capabilities;
•size and financial stability;
•breadth of product line;
•form factor of the solution; and
•other competitive differentiators.

Among others, our competitors include Barracuda Networks, Inc. (“Barracuda”), Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), Forcepoint LLC (“Forcepoint”), Imperva, Inc. (“Imperva”), Juniper Networks, Inc. (“Juniper”), Mandiant, Inc. (“Mandiant”), McAfee, LLC (“McAfee”), Palo Alto Networks, Inc. (“Palo Alto Networks”), Proofpoint, Inc. (“Proofpoint”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”), Trend Micro Incorporated (“Trend Micro”) and Zscaler, Inc. (“Zscaler”).

We believe we compete favorably based on our products’ security performance, throughput, reliability, breadth and ability to work together, our ability to add and integrate new networking and security features and our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionalities to our products.

Conditions in our markets could change rapidly and significantly as a result of technological advancements, market consolidation, supply chain constraints, price list or discount changes or inflation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, are better marketed, or achieve greater market acceptance than our products. Additionally, our larger competitors often have broader product lines and are better positioned to withstand a significant reduction in capital spending by end-customers, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Human Capital Management

As of December 31, 2021, our total headcount was 10,195 employees, approximately 30% of whom were employed in the United States and approximately 70% of whom were employed outside of the United States.

Our employees are the foundation of our innovation and cybersecurity leadership for the benefit of our customers. We understand there is a shortage of highly skilled employees for security companies like ours, and we believe that our success and competitive advantage depends largely on our ability to continue to attract and retain highly skilled employees with diverse backgrounds and experiences. We believe we offer fair, competitive compensation and benefits, and we encourage a culture of fairness and meritocracy. Our compensation programs for our employees include base pay, incentive compensation, opportunities for equity ownership where local statutes allow and employee benefits that promote well-being across different aspects of our employees’ lives, which may include health and welfare insurance, retirement benefits and paid time off.

As a global company, much of our success is rooted in the diversity of our teams and our commitment to diversity, equity and inclusion. Such commitment starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2021, women represented one-third of the members of our board of directors, and approximately 56% of our board of directors was from underrepresented communities as defined by California’s Assembly Bill 979. We value diversity at all levels and continue to focus on enhancing our diversity, equity and inclusion initiatives across our workforce.

We are also committed to community engagement and social responsibility with regards to our employees and beyond, and our board of directors has active oversight of such initiatives. Examples of our initiatives focused on our employees include our company matching program for employee charitable contributions and the free security training programs we offer to help with career development for our employees, in addition to the general public.

Our culture is defined by our commitment to ethics and integrity. We reinforce our ethical “tone at the top” through clear policies including our Code of Business Conduct and Ethics, regular compliance training for our employees, quarterly meetings of our cross-functional Ethics Committee, clear messaging from our executives, enforcement of company policies and oversight by our board of directors. In addition, our Chief Executive Officer regularly communicates the importance of Fortinet’s core values of openness, teamwork and innovation.

We are committed to providing our employees a safe and healthy work environment. We sponsor a global wellness program designed to enhance physical, financial and mental wellbeing for all our employees around the world. Throughout the year, we encourage healthy behaviors through communications, educational sessions, wellness challenges and other incentives.

Early in the COVID-19 pandemic, our Chief Executive Officer committed to having no COVID-related layoffs, and, throughout the pandemic, not only have we kept that promise, we have continued hiring at a fast pace and have continued to help support our employees and their families through this challenging time. During the pandemic, we have taken a flexible approach to help our employees manage their work and personal responsibilities, with a focus on employee wellbeing, health and safety.

None of our U.S. employees are represented by a labor union. Our employees in certain European and Latin American countries, however, have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Environmental, Social and Governance

We are committed to responsible environmental, social and governance (“ESG”) practices. This commitment starts with the Social Responsibility Committee of our board of directors providing oversight of our Corporate Social Responsibility (“CSR”) strategy, initiatives and execution related to ESG matters. Our senior leadership sponsors the integration of CSR priorities throughout our business operations. In addition, our Global Head of Sustainability and CSR, along with our internal cross-functional employee CSR Committee, engage with internal and external stakeholders to lead CSR execution, communications and disclosure.

Environmental. We recognize climate change is a global crisis and are committed to doing our part to reduce negative environmental impact by setting clear goals, engaging in coalitions and collaborating across our value chain. We have engaged with a consultancy to measure our Scope 1 and Scope 2 emissions and developed reduction plans based on science-based targets pathways. We also have begun to conduct an inventory of our Scope 3 emissions to look at the decarbonization of our broader value chain. Those actions align with our roadmap on helping do our part to mitigate climate change, with the aim of implementing a framework that aligns with the Task Force on Climate Related Financial Disclosures (“TCFD”).

In November 2021, we publicly committed to a target of carbon neutrality on our Scope 1 and Scope 2 emissions by 2030 and announcing the completion of our new, net-zero building on our Sunnyvale headquarters campus, which was designed to be LEED-Gold certified.

Social. As discussed above, we prioritized the health and safety of our employees during the COVID-19 pandemic. Through our Global Supplier Code of Conduct and Contract Manufacturer agreement, we continued to reach across our supply chain to communicate our expectations regarding human rights, labor standards, business practices and workplace health and safety conditions. We are also committed to building an inclusive, equitable and diverse workforce within our organization and across the security industry, to help empower individuals to reach their full potential. In line with that commitment, we are focused on diversity, equity and inclusion as part of our mission to close the cybersecurity skills gap. Last year, we formalized our Education Outreach Program, which focuses on partnerships across the industry, academia, government and nonprofits to ensure we are helping train women, veterans and other under-represented groups. To support the creation of a cybersecurity-aware society, we published a children’s book designed to further increase cyber awareness among children and extended our free cybersecurity training courses empowering over 100,000 people from over 200 countries and territories to learn from our cyber-security training courses in 2021. We also made a public pledge to train one million people in cybersecurity by 2026.

Governance. Our culture is defined by our commitment to ethics and integrity. We stress the importance of ethical business practices in multiple ways, such as through our Code of Business Conduct and Ethics, regular compliance training programs and ongoing communications. Reinforcing the importance of our ESG contributions, our board of directors established its Social Responsibility Committee to oversee our objectives, strategy and execution relating to sustainability and CSR, including ESG matters. As part of our regular engagement with our stockholders and our commitment to ESG, including our regular review of our corporate governance structure and evaluation of recent trends in corporate governance, we have evolved our corporate governance practices over time and have, since becoming a public company, implemented the following measures, among others: majority voting standard for uncontested elections of directors, allowing stockholders to call special meetings of our stockholders, declassification of our board of directors, proxy access, and stock ownership guidelines with respect to our non-employee directors.

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

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as the COVID-19 pandemic, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, such as the conflict between Russia and Ukraine, terrorism, wars and critical infrastructure attacks;

•inventory management;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog and may be impacted by the COVID-19 pandemic and supply chain constraints in ways that we are not able to foresee;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the timing of channel partner and end-customer orders, market acceptance of our price increases, and our reliance on a concentration of shipments at the end of each quarter;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to the COVID-19 pandemic;

•the timing of shipments, which may depend on factors such as inventory levels, logistics, manufacturing or shipping delays, our ability to ship products on schedule and our ability to accurately forecast inventory requirements and our suppliers ability to deliver components and finished goods;

•increased expenses, unforeseen liabilities or write-downs and any negative impact on results of operations from any acquisition or equity investment consummated, as well as accounting risks, integration risks related to product plans and products and risks of negative impact by such acquisitions and equity investments on our financial results;

•the mix of products sold, such as the mix between FortiGate and non-FortiGate solutions, and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product lifecycles or refresh cycles;

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

•sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses, government organizations and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments and increased competition and unpredictability of timing to close larger enterprise and large organization deals;

•execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on the convergence of networking and security, vendor consolidation of various cyber security solutions, SD-WAN, infrastructure security, cloud security and endpoint protection, and IoT and OT security opportunities;

•the seasonal buying patterns of our end-customers;

•the timing and level of our investments in sales and marketing, and the impact of such investments on our operating expenses, operating margin and the productivity, capacity, tenure and effectiveness of execution of our sales and marketing teams;

•the timing of revenue recognition for our sales, including any impacts resulting from extension of payment terms to distributors and backlog levels;

•the level of perceived threats to network security, which may fluctuate from period to period;

•any actual or perceived vulnerabilities in our products or services, and any actual or perceived breach of our network or our customers’ networks;

•changes in the requirements, market needs or buying practices and patterns of our distributors, resellers or end-customers;

•changes in the growth rates of the network security market in particular and other security and networking markets, such as SD-WAN, OT, switches, access points and cloud solutions for which we and our competitors sell products and services;

•the timing and success of new product and service introductions or enhancements by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors, partners or end-customers;

•the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors; or the acceleration of orders in response to our announced or expected price list increases;

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

•our ability to obtain and maintain permits, clearances, and certifications that are applicable to our ability to conduct business with the public sector, including the U.S. federal government, and other sectors;

•litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•the impact of cloud-based security solutions on our billings, revenues, operating margins and free cash flow;

•decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles;

•our ability to both increase revenues and manage and control operating expenses in order to maintain or improve our operating margins;

•changes in customer renewal rates or attach rates for our services;

•changes in the timing of our billings and collections for service contracts or the contractual term of service contracts sold;

•changes in the timing of our billings and collections for our contracts;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the conflict in Ukraine and any disruption and negative impact on our ability to sell to, ship product to, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

The COVID-19 pandemic, including its ongoing variants, could adversely affect our business in a material way, based on, for example, component shortages or negative impact on demand.

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of, business and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. We are experiencing ongoing component shortages, which have resulted in extended lead times of certain products and significant disruption to our production schedule. We also have experienced and expect to continue to experience increased component costs, which may have a negative impact on our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the COVID-19 pandemic continues to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

Moreover, the COVID-19 pandemic has created a reduction in certain business activity and demand for certain solutions, which we believe has negatively impacted our billings and may in the future materially and negatively affect the rate and amount of our billings. The COVID-19 pandemic may adversely affect certain of our partners’ and customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted; certain businesses will not buy our products and services when they otherwise would have; certain current partners, customers and customer prospects may go out of business or face significant business challenges, thereby negatively impacting our sales; product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. We have also offered, and may continue to offer, payment terms in excess of our contractual agreements to some of our distributors, which may decrease the likelihood that we will be able to collect from these customers. In addition, the COVID-19 pandemic has caused an increase in certain of our expenses, including increased shipping costs, increased cancellation charges and reduced attendance fees due to the cancellation of several of our 2021 Accelerate sales conferences, and has resulted in increased component and product manufacturing costs. The COVID-19 pandemic has limited certain demand generation activities, such as conferences and in-person sales meetings, which may reduce our costs, but also may reduce leads that could result in closed sales. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic will negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

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

Our billings, revenue, and free cash flow growth may slow or may not continue, and our operating margins may decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 33% of our total net accounts receivable as of December 31, 2021.

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

Exclusive accounted for 33%, and 34% of our total net accounts receivable as of December 31, 2021 and 2020, respectively, and six distributors accounted for 68% and 70% of our total net accounts receivable in the aggregate as of December 31, 2021 and 2020, respectively. During 2021, 2020 and 2019, Exclusive accounted for 31%, 30% and 31% of our total revenue, respectively. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, Exclusive is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if Exclusive were to experience financial difficulties, we might not have advance notice.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of FortiGate appliances or our Fortinet Security Fabric cybersecurity mesh platform products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

As of December 31, 2021, we had an aggregate of $988.4 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•protectionist policies and penalties, and local laws, requirements, policies and perceptions that may adversely impact a U.S.-headquartered business’s sales in certain countries outside of the U.S.;

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

•geopolitical matters, including tariff and trade disputes, government shutdowns and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services; and

•rules and regulations applicable to certain government sales, including U.S. General Service Administration regulations and certain third-party security certifications, and changes to such rules and regulations that may require us to make operational changes in order to obtain the necessary approvals to sell to government agencies.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Barracuda, Check Point, Cisco, CrowdStrike, F5 Networks, Forcepoint, Imperva, Juniper, Mandiant, McAfee, Palo Alto Networks, Proofpoint, SonicWALL, Sophos, Trend Micro and Zscaler.

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

The global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity is having, and we expect to continue to have, an adverse impact on our ability to manage our inventory and to meet product demand in a timely fashion. We expect this shortage will persist for an indefinite period of time. Management of our inventory is further complicated by the significant number of different products and models that we sell which may impact our billings, revenue, margins and free cash flow. Mismanagement of our inventory, whether due to imprecise forecasting, employee errors or malfeasance, inaccurate information or otherwise, may adversely affect our results of operations. The COVID-19 pandemic has resulted in challenges for us to obtain components and inventory, as well as increases to freight and shipping costs, and may result in a material adverse effect on our results of operations.

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

The COVID-19 pandemic has continued to impact global supply chains for many organizations, including us, resulting in shortages of and delays in both raw materials and electronic components such as computer chips. Events in upstream supplies and component shortages are negatively impacting our ability to plan and deliver upon orders received in a timely fashion, and supply chain disruption, component shortages and shipping challenges are increasing our costs. These increased costs have resulted in us increasing the prices of our products in turn; such price increases may result in our products being less price-competitive in the market. If our price increases do not offset our increased costs based on COVID-19, our margins will be negatively impacted.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 83% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing capacity in Asia continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

Moreover, business models based on SaaS, cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

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

Risks Related to our Systems and Technology

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks through which we research and develop products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data.

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software in an effort to gain entry into our customers’ networks. These and other hacking efforts against us and our customers may be ongoing and may recur in the future. Although we take numerous measures and implement multiple layers of security to protect our networks, we cannot guarantee that our security products, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide FortiGuard, FortiCloud and other security subscription and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

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

Risks Related to our Intellectual Property

Our proprietary rights may be difficult to enforce and we may be subject to claims by others that we infringe their propriety technology.

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

From time to time we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion. In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. Please refer to Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For example, in 2021, we acquired ShieldX and Alaxala and we made an equity investment in Linksys Holdings, Inc. (“Linksys”). For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. The results of certain businesses that we invest in, such as Linksys, are, or may in the future, be reflected in our operating results, and we depend on these companies to provide us financial information in a timely manner in order to meet our financial reporting requirements. We may experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in negative impact to our operating results and impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of Electrical and Electronic Equipment (“EEE”). The laws and regulations to which we are subject include the EU RoHS Directive, EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the timing and effect of these laws and regulations on our business may be uncertain. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results and financial condition. These laws and regulations may also impact our suppliers which could have among other things, have an adverse impact on the costs of components in our products.

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

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a Substances of Concern In articles as such or in complex objects (Products) (“SCIP”) database containing information on Substances of Very High Concern (“SVHC”) in articles and in complex objects. The SCIP database is established under the WFD and managed by the European Chemicals Agency (“ECHA”). We expect to incur costs in order to comply with this new requirement.

The EU’s WEEE Directive, which requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Although currently our EU international channel partners are responsible for the requirements of this directive as the importer of record in most of the European countries in which we sell our products, changes in interpretation of the regulations may cause us to incur costs or have additional regulatory requirements in the future to meet in order to comply with this directive, or with any similar laws adopted in other jurisdictions.

Our failure to comply with these and future environmental rules and regulations could result in decreased demand for our products and services resulting in reduced sales of our products, increased demand for competitive products and services that result in lower emissions than our products, increased costs, substantial product inventory write-offs, reputational damage, penalties and other sanctions, any of which could harm our business and financial condition. To date, our expenditures for environmental compliance have not had a material impact on our operating results or cash flows, and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs. New laws may result in increased penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target carbon neutrality, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

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

•increases to corporate tax rates;

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations in each geographic region, the availability of tax credits and carryforwards and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, tax authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2021, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2022 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2021, the closing price of our common stock ranged from $138.11 to $367.67 per share.

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

In October 2021, our board of directors approved a $1.25 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. As of December 31, 2021, $1.52 billion remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business and financial performance.

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

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, as well as significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

Management will continue to make judgments and assumptions based on our interpretation of new standards. If our circumstances change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Further, marketable equity investments are required to be measured at fair value (with subsequent changes in fair value recognized in net income), which may increase the volatility of our earnings.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 390,000 square feet of building space on twenty acres of land. Along with our corporate headquarters, as of December 31, 2021, we own approximately 290,000 square feet in Union City, California, used for manufacturing assembly and operations; approximately 460,000 square feet of office space in Burnaby and Ottawa, Canada, used for operations, support and research and development work; approximately 100,000 square feet of office space in Florida; approximately 90,000 square feet of office space in Texas; and approximately 70,000 square feet of office space in Valbonne, France, predominantly used for sales and support. We also own additional building space in Sunnyvale and Union City, California, for future development of approximately 140,000 square feet.

We maintain additional leased offices throughout the world, predominantly used as sales and support offices. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities to support our future growth and enter new geographic markets, and we believe that suitable additional or alternative space will be available or can be developed as needed to accommodate ongoing operations and any such growth.

However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, refer to Note 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. Please refer to Note 13. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 4.     Mine Safety Disclosure

Not applicable.

Part II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FTNT.”

Holders of Record

As of February 18, 2022, there were 43 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2016 *	December 2017	December 2018	December 2019	December 2020	December 2021
Fortinet, Inc.	$100	$145	$234	$354	$493	$1,193
S&P 500 Index	$100	$119	$112	$144	$168	$213
NASDAQ Computer	$100	$139	$134	$201	$301	$415

* Assumes that $100 was invested on December 31, 2016 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2020, our board of directors approved increases to our Repurchase Program by various amounts, bringing the aggregated amount authorized to $3.0 billion. In October 2021, our board of directors approved a $1.25 billion increase and extended the term to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 35.1 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $2.73 billion.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2021 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	0.2	$291.82	0.2	$2,005.4
November 1 - November 30, 2021	0.1	325.05	0.1	1,963.7
December 1 - December 31, 2021	1.5	308.77	1.5	1,520.9
Total	1.8		1.8

ITEM 6.     [Reserved]

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

•the proportion of our revenue that consists of product and service revenue, and the mix of billings between products and services, and the duration of service contracts;

•the impact of our product innovation strategy;

•the effects of government regulation, tariffs and other policies;

•drivers of long-term growth and operating leverage, such as sales productivity and capacity, functionality and value in our subscription service offerings;

•growing our sales to businesses, service providers and government organizations, our ability to execute these sales and the complexity of selling to all segments (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our sales organization;

•our ability to hire properly qualified and effective sales, support and engineering employees;

•risks and expectations related to acquisitions and equity interests in private and public companies, including integration issues related to product plans and the acquired technology, and risks of negative impact by such acquisitions and equity investments on our financial results;

•trends in revenue, cost of revenue and gross margin;

•trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•expectations that our operating expense will increase in absolute dollars during 2022;

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

•expectations regarding spending related to real estate acquisitions and development, data center investments, as well as other capital expenditures and to the impact on free cash flow;

•estimates of a range of 2022 spending on capital expenditures;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated Fortinet Security Fabric cybersecurity mesh platform, which features automated protection, detection and response along with consolidated visibility across both Fortinet developed solutions and a broad ecosystem of third-party solutions and technologies. The Fortinet Security Fabric cybersecurity mesh platform leverages a common operating system or integration to this operating system across our product offerings and helps organizations better secure their environments and reduce their security and network complexities. The Fortinet Security Fabric has an open architecture designed to connect Fortinet solutions and third-party solutions in a single ecosystem, enabling holistic detection and coordinated response across the attack cycle and surface through integration and automation.

Our product offerings consist of our FortiGate network security physical and virtual products and our non-FortiGate physical and virtual, software, and cloud-hosted products. In addition to high performing security and networking features, we offer a rich set of cloud-delivered security services that can be added to different products across the Fortinet Security Fabric and customized to the organization’s use cases.

Our cloud- and hosted- products and services include sandboxing, endpoint detection and response (“EDR”), email security, web application and API security and cloud networking security as well as Fortinet Security Fabric management and analytics.

Our FortiGuard security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver coordinated protection for the ever-expanding attack surface through FortiGate appliance and virtual machine as well as all Fortinet Security Fabric products that are registered by the end-customer.

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

FortiOS, its associated security and networking functions and products that run or are integrated with FortiOS are combined to form the Fortinet Security Fabric cybersecurity mesh platform. This approach to security ties discrete security solutions together into an integrated whole that provides centralized management and visibility, automation and intelligence sharing to simplify network and security operations and rapid response to threats.

The focus areas of our business consist of:

•Security-Driven Networking—Our Security-Driven Networking solutions enables the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), software-defined wide area network (“SD-WAN”), LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). We derive a majority of product sales from our FortiGate network security appliances. FortiGate network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), Intrusion Prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for FortiGate security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-fi access points and switches, Fortinet helps organizations secure their networks across campuses, branches, and work-from-home deployments.

•Zero Trust Access—The Fortinet Security Fabric cybersecurity mesh platform extends beyond the network to cover other attack vectors. Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for work from anywhere (“WFA”). Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken. Additionally, the proliferation of internet of things (“IoT”) and operational technology (“OT”) devices has generated new opportunities for us to grow our business. Our network access control solutions provide visibility, control and automated event responses in order to secure IoT and OT devices.

•Adaptive Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud, and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of the Fortinet Security Fabric cybersecurity mesh platform in and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also includes securing applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•AI-Driven Security Operations—We develop and provide a range of products and services that enable the security operations center (“SOC”) teams to identify, investigate and remediate potential incidents in which cybercriminals bypass prevention-oriented controls. Given the breadth of the attack surface to monitor, as well as the volume and sophistication of cyber threats, artificial intelligence (“AI”) is a key part of these offerings, which include: FortiGuard and other security subscription services, modern endpoint security with EDR, a range of breach-protection technologies plus our security information and event management (“SIEM”) and security orchestration, automation and response (“SOAR”), all of which can be applied across the entire Fortinet Security Fabric cybersecurity mesh platform. These solutions automatically deliver security intelligence and insights that enable organizations to protect against and respond to threats faster through integration with Fortinet and third-party controls.

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

•Support and Professional Services – Fortinet offers technical support, FortiOS updates and extended product warranty through our FortiCare support services. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement. Our professional service offerings include resident engineers and professional service consultants for implementations or trainings.

Financial Highlights

•Total revenue was $3.34 billion in 2021, an increase of 29% compared to $2.59 billion in 2020. Product revenue was $1.26 billion in 2021, an increase of 37% compared to $916.4 million in 2020. Service revenue was $2.09 billion in 2021, an increase of 24% compared to $1.68 billion in 2020.

•Total gross profit was $2.56 billion in 2021, an increase of 26% compared to $2.02 billion in 2020.

•We generated operating income of $650.4 million in 2021, an increase of 22% compared to $531.8 million in 2020. Operating income for 2021 included gains on an IP matter of $4.6 million.

•Cash, cash equivalents, investments and marketable equity securities were $2.99 billion as of December 31, 2021, an increase of $1.04 billion, or 53%, from December 31, 2020.

•In March 2021, we issued $1.0 billion of Senior Notes. Long-term debt, net of unamortized discount and debt issuance costs, was $988.4 million as of December 31, 2021. There was no such debt outstanding at December 31, 2020.

•In 2021, we repurchased 2.6 million shares of common stock under the Repurchase Program for an aggregate purchase price of $741.8 million. In 2020, we repurchased 11.7 million shares of common stock for a total purchase price of $1.08 billion.

•Deferred revenue was $3.45 billion as of December 31, 2021, an increase of $847.6 million, or 33%, from December 31, 2020. Short-term deferred revenue was $1.78 billion as of December 31, 2021, an increase of $384.6 million, or 28%, from December 31, 2020.

•We generated cash flows from operating activities of $1.50 billion in 2021, an increase of $416.0 million, or 38%, compared to 2020. We received $50.0 million of proceeds from an IP matter in the first quarter of 2020.

•Total bookings were $4.33 billion for 2021, an increase of 40.2% compared to $3.09 billion in 2020. We define bookings as the total value of all orders received during the fiscal period.

•Backlog was $161.9 million as of December 31, 2021, an increase of $149.7 million compared to $12.2 million as of December 31, 2020. Backlog represents orders received but not fulfilled and excludes backlog related to Alaxala Networks Corporation's (“Alaxala”) products and services of $26.0 million.

•On August 31, 2021, we closed an acquisition of 75% of the equity interests in Alaxala, a privately-held network hardware equipment company in Japan, to help broaden our offering of secure switches integrated with FortiGate Firewalls and Security Fabric functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally. From September 1, 2021 to December 31, 2021, Alaxala’s revenue was $44.4 million, or 1.3% of total revenue during the year ended December 31, 2021. During the first quarter of 2021 and subsequently in the third quarter, we made an equity method investment in Linksys which provides router connectivity solutions to the consumer and small business markets.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. In 2021, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 38% and 21% of our total revenue, respectively, and increased by 26%, 29% and 35% compared to 2020, respectively.

Product revenue grew 37% in 2021. Product revenue growth was consistent with an elevated cyber threat landscape. FortiGate products accounted for more than half of the product revenue growth in 2021. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the FortiGate products. We experienced strong product revenue growth across many of our security fabric platform products, including our OT solutions, secure access products and software licenses. The impact of the increase in backlog was largely seen in certain fabric platform products. Service revenue growth of 24% in 2021 was driven by the strength of our FortiGuard and other security subscription revenue and FortiGate technical support and other service revenue, which grew 22% and 27%, respectively, in 2021.

Our billings were diversified on a geographic basis. In 2021, six countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that individually contributed less than 3% of our billings.

In 2021 and 2020, we recognized gains of $4.6 million and $40.2 million, respectively, on an IP matter in connection with a mutual covenant-no-to-sue and release agreement with a competitor in the network security industry. Excluding the gains on the IP matter, operating expenses as a percentage of revenue decreased by approximately 1.9 percentage points compared to 2020. Headcount increased by 24% to 10,195 employees and contractors as of December 31, 2021, up from 8,238 as of December 31, 2020.

COVID-19 Pandemic Update

The United States and the global community we serve are facing unprecedented challenges posed by the COVID-19 pandemic, including the various COVID-19 variants. In response to the pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have started to transition back to an in-person working mode, allowing increasing numbers of employees to work from our offices with reasonable precautions and, in all cases, subject to abiding by local legal restrictions. We intend to continue to monitor and abide by local employee health and safety protocols and other regulations as applicable to each local office.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the year ended December 31, 2021. Conversely, some aspects of our business do not appear to have been significantly affected. During the year ended December 31, 2021, we have observed the following:

•We have seen supply chain challenges increase, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we do not have enough inventory to promptly meet all demand for all products.

•In most countries, our employees’ ability to travel has been reduced. In-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions start to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of December 31, 2021, we have started to see an increase in such expenses as compared to the same period last year.

•In order to mitigate supply chain disruption and other supply chain risks and in anticipation of future demand, we worked to increase our on-hand stock of certain products. We increased our commitments with certain suppliers to secure capacity, and are meeting regularly with our contract manufacturers and component suppliers to manage future commitments, address component shortages and monitor delivery of finished goods. We have also transitioned primarily to air shipping to avoid port congestion and extended ocean freight time.

•In accordance with the CARES Act, we have deferred the deposit and payment of our employer’s share of Social Security taxes. This did not materially affect net cash provided by operating activities during the period.

Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience greater component, shipping or inventory challenges than we expect or significant changes in our billings growth rates, it will negatively impact billings and product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provided hosted solutions to other enterprises. At times, we also sell directly to large service providers and major systems integrators. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including telecommunications, government, financial services, retail, technology, education, manufacturing and healthcare. An end-customer deployment may involve as few as one or as many as thousands of appliances and other Fortinet Security Fabric cybersecurity mesh platform products, depending on the end-customer’s size and security requirements.

We also offer our products hosted in our own data centers and through major cloud providers, and have recognized revenue on a usage basis from Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy in third-party clouds or in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. Standard payment terms are generally no more than 60 days, though we continue to offer extended payment terms to certain distributors.

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

	Year Ended or As of December 31,
	2021	2020	2019

	(in millions)
Revenue	$3,342.2	$2,594.4	$2,163.0
Deferred revenue	$3,452.9	$2,605.3	$2,109.1
Billings (non-GAAP)	$4,181.4	$3,090.0	$2,602.9
Net cash provided by operating activities	$1,499.7	$1,083.7	$808.0
Free cash flow (non-GAAP)	$1,203.8	$907.8	$715.8
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $3.45 billion as of December 31, 2021, an increase of $847.6 million, or 33%, from December 31, 2020.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) and an adjustment due to adoption of Accounting Standards Update (“ASU”) 2021-08 during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security and FortiCare support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $4.18 billion for 2021, an increase of 35% compared to $3.09 billion in 2020.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Billings:
Revenue	$3,342.2	$2,594.4	$2,163.0
Add: Change in deferred revenue	847.6	496.2	442.3
Less: Deferred revenue balance acquired in business combinations	(4.1)	(0.6)	(2.4)
Less: Adjustment due to adoption of ASU 2021-08	(4.3)	—	—
Total billings (non-GAAP)	$4,181.4	$3,090.0	$2,602.9

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

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,499.7	$1,083.7	$808.0
Less: Purchases of property and equipment	(295.9)	(125.9)	(92.2)
Less: Proceeds from intellectual property matter	—	(50.0)	—
Free cash flow (non-GAAP)	$1,203.8	$907.8	$715.8
Net cash used in investing activities	$(1,325.1)	$(72.8)	$(502.3)
Net cash provided by (used in) financing activities	$82.8	$(1,171.6)	$(195.6)

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

Our total revenue is comprised of the following:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. The majority of our product revenue continues to be generated by our FortiGate product line. Product revenue also includes revenue derived from sales of Fabric appliance and software products. As a percentage of total revenue, our product revenue has varied from quarter to quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard security subscription and

FortiCare technical support services over the contractual service period. Our typical contractual support and subscription term is one to five years. We also generate a small portion of our revenue from other services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of the following:

•Cost of product revenue. The majority of the cost of product revenue consists of third-party contract manufacturers’ costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs and amortization of intangible assets. Personnel costs include direct compensation benefits and stock based compensation.

•Cost of service revenue. Cost of service revenue is primarily comprised of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses and cloud hosting, supplies and facility-related costs.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory write-offs. Service revenue and software licenses have had a positive effect on our total gross margin given the higher gross margins compared to hardware product gross margins. During 2021, product gross margin benefited from gains in average selling price, as well as lower direct and indirect product costs as a percentage of product revenue. It also benefited from product mix, software revenue growth and a stable product transition environment. Service gross margin benefited from renewals and continued sales of services and subscriptions, growing faster than related expenses. Overall gross margin in 2022 will be impacted by service and product revenue mix.

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

•Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software development and the ongoing development of our hardware products. We record research and development expenses as incurred. As of December 31, 2021, approximately 88% of our research and development teams were located in Canada, the United States and India.

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

Interest income—net. Interest income—net consists primarily of interest earned on our cash equivalents and investments. Historically, our investments include corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, and U.S. government and agency securities.

Other expense—net. Other expense—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, gains or losses due to the changes in fair value of our marketable equity securities, as well as the gain on the sale or the impairment charges of our investments in privately held companies.

Provision for income taxes. We are subject to income taxes in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in local countries and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., nondeductible stock-based compensation expense, federal research and development tax credit, state taxes, withholding taxes, excess tax benefits related to stock-based compensation expense and the tax impacts of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), including the foreign-derived intangible income (“FDII”) deduction.

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

Deferred Contract Costs and Commission Expense

We defer contract costs that are recoverable and incremental to obtaining customer sales contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit of five years. Estimates, assumptions, and judgments in accounting for deferred contract costs include, but are not limited to, identification of contract costs, anticipated billings and the expected period of benefit.

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

Contingent Liabilities

From time to time, we are involved in disputes, litigation and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. We periodically review significant claims and litigation matters for the probability of an adverse outcome. We accrue for a loss contingency if a loss is probable and the amount of the loss can be reasonably estimated. These accruals are generally based on a range of possible outcomes that require significant judgement. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

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

We have elected to account for Global Intangible Low-Taxed Income (“GILTI”), which was introduced in the 2017 Tax Act, as a current period expense.

Investments in privately held companies

Our investments in privately held companies primarily consist of investments in common stock or in-substance common stock of entities that provide us with the ability to exercise significant influence over the operating and financial policies of the investee, but not an absolute controlling financial interest, and are accounted for under the equity method of accounting. Determining that we do not control but exercise significant influence over the operating and financial policies of the investee requires significant judgement when considering many factors, including but not limited to, the ownership interest in the investee, board representation, participation in policy-making processes, and participation rights in certain significant financial and operating decisions of the investee in the ordinary course of business. Our investment in Linksys is our only equity method investment. We record our proportionate share of the net earnings or losses of Linksys based on the most recently available financial statements of Linksys, which are provided to us on a three-month lag, and our share of the amortization of any basis differences, in gain or loss from equity method investment in our consolidated statements of income.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$1,255.0	$916.4	$788.5
Service	2,087.2	1,678.0	1,374.5
Total revenue	3,342.2	2,594.4	2,163.0
Cost of revenue:
Product	487.7	352.4	324.6
Service	295.3	217.6	181.3
Total cost of revenue	783.0	570.0	505.9
Gross profit:
Product	767.3	564.0	463.9
Service	1,791.9	1,460.4	1,193.2
Total gross profit	2,559.2	2,024.4	1,657.1
Operating expenses:
Research and development	424.2	341.4	277.1
Sales and marketing	1,345.7	1,071.9	926.9
General and administrative	143.5	119.5	102.1
Gain on intellectual property matter	(4.6)	(40.2)	—
Total operating expenses	1,908.8	1,492.6	1,306.1
Operating income	650.4	531.8	351.0
Interest income	4.5	17.7	42.5
Interest expense	(14.9)	—	—
Other expense—net	(11.6)	(7.8)	(7.5)
Income before income taxes and loss from equity method investment	628.4	541.7	386.0
Provision for income taxes	14.1	53.2	54.3
Loss from equity method investment	(7.6)	—	—
Net income including non-controlling interests	606.7	488.5	331.7
Less: net loss attributable to non-controlling interests, net of tax	(0.1)	—	—
Net income attributable to Fortinet, Inc.	$606.8	$488.5	$331.7

	Year Ended December 31,
	2021	2020	2019

	(as percentage of revenue)
Revenue:
Product	38%	35%	36%
Service	62	65	64
Total revenue	100	100	100
Cost of revenue:
Product	15	14	15
Service	9	8	8
Total cost of revenue	23	22	23
Gross margin:
Product	61	62	59
Service	86	87	87
Total gross margin	77	78	77
Operating expenses:
Research and development	13	13	13
Sales and marketing	40	41	43
General and administrative	4	5	5
Gain on intellectual property matter	—	(2)	—
Total operating expenses	57	58	60
Operating margin	19	20	16
Interest income	—	1	2
Interest expense	—	—	—
Other expense—net	—	—	—
Income before income taxes and loss from equity method investment	19	21	18
Provision for income taxes	—	2	3
Loss from equity method investment	—	—	—
Net income including non-controlling interests	18	19	15
Less: net loss attributable to non-controlling interests, net of tax	—	—	—
Net income attributable to Fortinet, Inc.	18%	19%	15%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2020 as compared to 2019 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.

2021 and 2020

Revenue

	Year Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$1,255.0	38%	$916.4	35%	$338.6	37%
Service	2,087.2	62	1,678.0	65	409.2	24
Total revenue	$3,342.2	100%	$2,594.4	100%	$747.8	29%
Revenue by geography:
Americas	$1,358.8	41%	$1,077.2	42%	$281.6	26%
EMEA	1,275.9	38	991.9	38	284.0	29
APAC	707.5	21	525.3	20	182.2	35
Total revenue	$3,342.2	100%	$2,594.4	100%	$747.8	29%

Total revenue increased by $747.8 million, or 29%, in 2021 compared to 2020. We continued to experience diversification of revenue globally, and across both customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the fastest growth on a percentage basis.

Product revenue increased by $338.6 million, or 37%, in 2021 compared to 2020. We experienced revenue growth across many of our products due to an increase in product revenue from our FortiGate products and security fabric platform products, including our SD-WAN solutions, and software licenses.

Service revenue increased by $409.2 million, or 24%, in 2021 compared to 2020. FortiGuard security subscription, FortiCare technical support and other revenues increased by $206.3 million, or 22%, and $202.9 million, or 27%, respectively, in 2021 compared to 2020. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions and FortiCare technical support, including our customers moving to higher-tier support offerings as well as growth from our service bundles and professional services.

Of the service revenue recognized in 2021, 65% was included in the deferred revenue balance as of December 31, 2020. Of the service revenue recognized in 2020, 68% was included in the deferred revenue balance as of December 31, 2019.

Cost of revenue and gross margin

	Year Ended December 31,
	2021	2020	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$487.7	$352.4	$135.3	38%
Service	295.3	217.6	77.7	36
Total cost of revenue	$783.0	$570.0	$213.0	37%
Gross margin (%):
Product	61.1%	61.5%
Service	85.9%	87.0%
Total gross margin	76.6%	78.0%

Total gross margin decreased by 1.4 percentage points in 2021 compared to 2020, driven by shift in the revenue mix to lower margin product revenue from higher margin service revenue. As a percentage of total revenue, the revenue mix shifted by 2.3 percentage points to product revenue from service revenue.

Product gross margin decreased by 0.4 percentage points in 2021 compared to 2020, driven by higher component costs related to supply constraints, higher freight costs, and the impact of Alaxala’s product gross margin. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.1 percentage points in 2021 compared to 2020. Cost of service revenue was comprised primarily of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses, and cloud hosting, supplies and facility-related costs. The decrease in service gross margin was primarily due to foreign currency fluctuation, increased costs associated with an expansion in our data centers and the impact of Alaxala’s service gross margin.

Operating expenses

	Year Ended December 31,				Change	% Change
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$424.2	13%	$341.4	13%	$82.8	24%
Sales and marketing	1,345.7	40	1,071.9	41	273.8	26
General and administrative	143.5	4	119.5	5	24.0	20
Gain on intellectual property matter	(4.6)	—	(40.2)	(2)	35.6	(89)
Total operating expenses	$1,908.8	57%	$1,492.6	58%	$416.2	28%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Research and development

Research and development expense increased by $82.8 million, or 24%, in 2021 compared to 2020, primarily due to an increase in personnel-related costs of $69.5 million as a result of increased headcount to support the development of new products and continued enhancements to our existing products and foreign currency fluctuations. In addition, we incurred increases in depreciation and other occupancy costs of $8.4 million and third party product development costs of $8.3 million, such as third-party testing and prototypes, partially offset by a decrease in other costs of $3.6 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2022.

Sales and marketing

Sales and marketing expense increased by $273.8 million, or 26%, in 2021 compared to 2020, primarily due to an increase in personnel-related costs of $213.7 million as a result of increases to sales and marketing headcount in order to drive global market revenue increases and foreign currency fluctuations. Marketing related expenses increased $32.9 million and included expenses related to our sponsorship of the Fortinet Championship, a Professional Golfers’ Association tour event that we sponsored in September 2021. In addition, we incurred increases in depreciation and other occupancy expense of $9.4 million, marketing supplies expense of $5.8 million and travel expense of $5.2 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars in 2022.

General and administrative

General and administrative expense increased by $24.0 million, or 20%, in 2021 compared to 2020, primarily due to an increase in personnel-related costs of $12.8 million. Legal-related costs increased by $6.3 million and included $5.6 million related to the settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. Refer to Note 13. Commitments and contingencies in Part II, Item 8 of this Annual Report on Form 10-K for additional information. In addition, professional services fee increased by $5.2 million, partially offset by a decrease in provision for expected credit losses of $2.0 million. We currently expect general and administrative expense to increase in absolute dollars in 2022.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. Of this amount, we recorded a $4.6 million gain on intellectual property matter in our consolidated statements of income in 2021, compared to $40.2 million in 2020. Refer to Note 12 of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $650.4 million in 2021, an increase of $118.6 million, or 22%, compared to $531.8 million in 2020. Operating income as a percentage of revenue decreased to 19% in 2021 compared to 20% in 2020. We recorded a $4.6 million gain on intellectual property matter in our consolidated statements of income in 2021, compared to a $40.2 million gain in 2020, which increased our operating margin by 1.5 percentage points in 2020. Excluding the impact of these gains, our operating margin increased 0.4 percentage points primarily due to 1.0 percentage point, 0.5 percentage point and 0.3 percentage point decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively, partially offset by a decrease in gross margin largely driven by the mix shift from service revenue to product revenue.

Interest income, interest expense and other expense—net

	Year Ended December 31,
	2021	2020	Change	% Change

	(in millions, except percentages)
Interest income	$4.5	$17.7	$(13.2)	(75)%
Interest expense	(14.9)	—	(14.9)	*
Other expense—net	(11.6)	(7.8)	(3.8)	49%
* Not meaningful

Interest income decreased by $13.2 million in 2021 as compared to 2020, primarily as a result of lower interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $14.9 million due to the senior notes issued in the first quarter of 2021. Other expense—net increase by $3.8 million in 2021 as compared to 2020 was primarily the result of an increase of $5.1 million in losses on marketable equity securities and an increase of $2.7 million in foreign exchange losses in 2021 compared to 2020. In 2020, we recognized a $4.3 million impairment charge on an investment in a privately held company and there were no such impairment charges in 2021.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2021	2020

	(in millions, except percentages)
Provision for income taxes	$14.1	$53.2	$(39.1)	(73)%
Effective tax rate	2%	10%

Our provision for income taxes for 2021 reflects an effective tax rate of 2%, compared to an effective tax rate of 10% for 2020. The provision for income taxes for 2021 was comprised primarily of a $140.8 million tax expense related to U.S. federal and state taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $82.0 million from stock-based compensation expense, a tax benefit of $33.6 million from the FDII deduction, and tax benefits of $11.1 million from federal research and development tax credits.

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

Seasonality, Cyclicality and Quarterly Revenue Trends

Our quarterly results reflect a pattern of increased customer buying at year-end, which has positively impacted billings and product revenue activity in the fourth quarter. In the first quarter, we generally experience lower sequential customer product buying, followed by an increase in buying in the second and third quarters. Although these seasonal factors may be common in the technology sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance. On a quarterly basis, we have usually generated the majority of our product revenue in the final month of each quarter and a significant amount in the last two weeks of each quarter. We believe this is due to customer buying patterns typical in this industry.

Consistent with the seasonality note above, our total quarterly revenue over the past two years has increased sequentially each year. Product revenue increased year-over-year as compared to 2020, as we have continued product innovation and launched new product models, expanded our solution sales, including SD-WAN and WFA solutions and increased our investments in our sales and marketing organizations.

Total gross margin has fluctuated on a quarterly basis primarily due to the relative product and service mix as well as the timing of supplier cost increases and our own price increases. Product gross margin varies based on the types of products sold, their cost profile and their average selling prices. In 2021, product gross margin was impacted by new product introductions, the mix of high-end, mid-range and entry-level FortiGate products and the mix of other Fabric products, software sales and the timing and impact of supplier cost increases and our own price list increases. In 2021, we experienced an unusual level of component suppliers charging new expedite fees and increases in freight costs. Historically, we have been able to improve our direct cost of appliances and our product gross margin. Service gross margin is impacted by revenue growth and our personnel-related costs, third-party repair and contract fulfillment, data center, colocation fees, cloud hosting, supplies, facility-related costs and foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,
	2021	2020	2019

	(in millions)
Cash and cash equivalents	$1,319.1	$1,061.8	$1,222.5
Short-term and long-term investments	1,634.8	893.8	987.4
Marketable equity securities	38.6	—	—
Total cash, cash equivalents, investments and marketable equity securities	$2,992.5	$1,955.6	$2,209.9
Working capital	$1,282.5	$910.9	$1,313.2

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net cash provided by operating activities	$1,499.7	$1,083.7	$808.0
Net cash used in investing activities	(1,325.1)	(72.8)	(502.3)
Net cash provided by (used in) financing activities	82.8	(1,171.6)	(195.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	—
Net increase (decrease) in cash and cash equivalents	$257.3	$(160.7)	$110.1

Liquidity and capital resources are impacted by our operating activities, proceeds from issuance of our investment grade debt and from exercise of stock options issued to employees, as well as cash used on stock repurchases, real estate purchases and other capital expenditures, investments in various companies and business acquisitions.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for our products and services, competition, market or industry changes, macroeconomic events such as the COVID-19 pandemic, supply chain capacity and disruptions, international conflicts and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to our employees and to vary based on our share price.

In October 2021, our board of directors authorized a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount of authorized to be repurchased to $4.25 billion. In 2021, we repurchased 2.6 million shares of common stock under the Repurchase Program for an aggregate purchase price of $741.8 million. As of December 31, 2021, $1.52 billion remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering (the “Notes”). We do not currently intend to retire these Notes early. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the Notes.

In February 2020, we received a cash payment of $50.0 million pursuant to a mutual covenant-not-to-sue and release agreement with a competitor in the network security industry.

In 2021, we completed our new, net-zero building on our Sunnyvale headquarters campus. We expect to continue to increase our office and warehouse capacity to support growth. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate 2022 capital expenditures to be between $270 million and $300 million.

Our principal commitments consist of obligations under our Notes, inventory purchase and other contractual commitments. As of December 31, 2021, the long-term debt, net of unamortized discount and debt issuance costs, was $988.4 million. In addition, we enter into non-cancellable agreements with contract manufacturers to procure inventory based on our requirements in order to reduce manufacturing lead times, plan for adequate component supply or incentivize suppliers to deliver. In 2021, we significantly increased these commitments as contract manufacturers and component suppliers significantly increased their pricing and lead times. Inventory purchase commitments as of December 31, 2021, were $1.14 billion, an increase of $881.1 million compared to $259.4 million as of December 31, 2020. We estimate payments of $1.08 billion due on or before December 31, 2022 related to these commitments. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2021, we had $126.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of December 31, 2021, our cash, cash equivalents, investments and marketable equity securities of $2.99 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $132.4 million and $119.8 million as of December 31, 2021 and 2020, respectively.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, the timing and extent of spending to support development efforts, our investments in purchasing or leasing real estate and macroeconomic impacts such as the COVID-19 pandemic. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

During 2021, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, deferred tax assets, and accounts receivable.

Our operating activities during 2021 provided cash flows of $1.50 billion as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $847.6 million, or 33%, during 2021.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in various companies and business acquisitions. Historically, in making a lease versus ownership decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our engineers and other employees, and expected long-term growth rates. In certain cases, we have elected to own the facility if we believed that purchasing building or developing buildings rather than leasing is more in line with our long-term strategy. We may make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2021, cash used in investing activities was primarily driven by $752.2 million spent for purchases of investments, net of maturities and sales of investments, $295.9 million of purchases of property and equipment, a large portion of which relates to our headquarters building construction, $160.0 million used for purchases of investment in a privately held company, and $74.9 million used for the acquisitions of Alaxala, ShieldX and other, net of cash and $42.5 million used for purchases of marketable equity securities.

Financing Activities

The changes in cash flows from financing activities primarily relate to the issuance of the Notes, repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the 2009 Plan.

During 2021, cash provided by financing activities was $82.8 million, primarily driven by $987.0 million in cash proceeds from long-term investment grade debt, net of discount and underwriting fees, partially offset by $741.8 million used to repurchase shares of our common stock and $141.9 million used to pay tax withholding, net of proceeds from the issuance of common stock.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Investment and Interest Rate Fluctuation Risk

We are exposed to interest rate risks related to our investment portfolio and outstanding debt.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, investments and marketable equity securities in a variety of securities, including commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2021, 2020 and 2019 would have resulted in an insignificant decrease in our interest income in each of these periods.

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031. We carry the senior notes at face value less unamortized discount on our consolidated balance sheets. As the senior notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar (“CAD”), the Euro (“EUR”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other expense—net in the consolidated statements of income. We recognized an expense of $8.2 million in 2021 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $8.3 million change in the value of our foreign currency cash balances as of December 31, 2021.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Litigation – Refer to Note 13 to the financial statements
Critical Audit Matter Description
The Company is involved in disputes, litigation and other legal actions in the normal course of business. Claims from third parties may result in a requirement to pay substantial damages and could prevent the Company from selling certain of their products. The Company accrues for a loss contingency if a loss is probable and the amount of the loss can be reasonably estimated. These accruals are generally based on a range of possible outcomes that require significant management judgement.
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
Investments in Privately Held Companies – Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
In fiscal year 2021, the Company invested $160 million in cash for shares of the Series A Preferred Stock of Linksys Holdings, Inc. (“Linksys”), for a 50.8% ownership interest. The Company accounts for its investment in Linksys using the equity method of accounting based on its determination that it does not hold an absolute controlling financial interest but has the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that the Company does not control but exercises significant influence over the operating and financial policies of Linksys required significant management judgement when considering many factors, including but not limited to, the ownership interest in Linksys, board representation, participation in policy-making processes, and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business.
We identified the Company’s conclusion to account for its investment in Linksys using the equity method of accounting as a critical audit matter because of the complex judgments involved in determining that the Company does not hold a controlling financial interest but exercises significant influence. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with expertise in the accounting for equity method investments and consolidation accounting, when performing audit procedures to evaluate the appropriateness of the accounting conclusion.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusion to account for its investment in Linksys using the equity method of accounting included the following, among others:
•We tested the effectiveness of controls over management’s assessment of the appropriateness of the accounting conclusion for the investment in Linksys under the equity method of accounting.
•We obtained and read the executed Linksys investment agreement to evaluate the accuracy and completeness of the terms used in management’s assessment that the Company does not control but has significant influence over Linksys.
•With the assistance of professionals in our firm having expertise in accounting for equity method investments and consolidation accounting, we evaluated management’s conclusion to account for the investment in Linksys as an equity method investment, including the appropriateness of the accounting policies applied and the determination that the Company does not control, but has significant influence over the operating and financial policies of Linksys.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2022

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,319.1	$1,061.8
Short-term investments	1,194.0	775.5
Marketable equity securities	38.6	—
Accounts receivable—Net of allowance for credit losses of $2.4 million and $2.5 million at December 31, 2021 and 2020, respectively	807.7	720.0
Inventory	175.8	139.8
Prepaid expenses and other current assets	65.4	43.3
Total current assets	3,600.6	2,740.4
LONG-TERM INVESTMENTS	440.8	118.3
PROPERTY AND EQUIPMENT—NET	687.6	448.0
DEFERRED CONTRACT COSTS	423.3	304.8
DEFERRED TAX ASSETS	342.3	245.2
GOODWILL	125.1	93.0
OTHER INTANGIBLE ASSETS—NET	63.6	31.6
OTHER ASSETS	235.8	63.2
TOTAL ASSETS	$5,919.1	$4,044.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$148.4	$141.6
Accrued liabilities	197.3	149.2
Accrued payroll and compensation	195.0	145.9
Deferred revenue	1,777.4	1,392.8
Total current liabilities	2,318.1	1,829.5
DEFERRED REVENUE	1,675.5	1,212.5
INCOME TAX LIABILITIES	79.5	90.3
LONG-TERM DEBT	988.4	—
OTHER LIABILITIES	59.2	56.2
Total liabilities	5,120.7	3,188.5
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common stock, $0.001 par value—300.0 shares authorized; 162.0 shares and 162.5 shares issued and outstanding at December 31, 2021 and 2020, respectively	0.2	0.2
Additional paid-in capital	1,254.2	1,207.2
Accumulated other comprehensive income (loss)	(4.8)	0.7
Accumulated deficit	(467.9)	(352.1)
Total Fortinet, Inc. stockholders’ equity	781.7	856.0
Non-controlling interests	16.7	—
Total equity	798.4	856.0
TOTAL LIABILITIES AND EQUITY	$5,919.1	$4,044.5
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE:
Product	$1,255.0	$916.4	$788.5
Service	2,087.2	1,678.0	1,374.5
Total revenue	3,342.2	2,594.4	2,163.0
COST OF REVENUE:
Product	487.7	352.4	324.6
Service	295.3	217.6	181.3
Total cost of revenue	783.0	570.0	505.9
GROSS PROFIT:
Product	767.3	564.0	463.9
Service	1,791.9	1,460.4	1,193.2
Total gross profit	2,559.2	2,024.4	1,657.1
OPERATING EXPENSES:
Research and development	424.2	341.4	277.1
Sales and marketing	1,345.7	1,071.9	926.9
General and administrative	143.5	119.5	102.1
Gain on intellectual property matter	(4.6)	(40.2)	—
Total operating expenses	1,908.8	1,492.6	1,306.1
OPERATING INCOME	650.4	531.8	351.0
INTEREST INCOME	4.5	17.7	42.5
INTEREST EXPENSE	(14.9)	—	—
OTHER EXPENSE—NET	(11.6)	(7.8)	(7.5)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	628.4	541.7	386.0
PROVISION FOR INCOME TAXES	14.1	53.2	54.3
LOSS FROM EQUITY METHOD INVESTMENT	(7.6)	—	—
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	606.7	488.5	331.7
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	(0.1)	—	—
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$606.8	$488.5	$331.7
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$3.72	$2.98	$1.94
Diluted	$3.63	$2.91	$1.90
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	163.2	164.2	171.0
Diluted	167.1	167.7	175.0
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income including non-controlling interests	$606.7	$488.5	$331.7
Other comprehensive income (loss):
Change in foreign currency translation	(3.8)	—	—
Change in unrealized gains (losses) on investments	(3.5)	(0.2)	2.5
Less: tax provision (benefit) related to items of other comprehensive income or loss	(0.8)	0.2	0.5
Other comprehensive income (loss)	(6.5)	(0.4)	2.0
Comprehensive income including non-controlling interests	600.2	488.1	333.7
Less: comprehensive loss attributable to non-controlling interests	(1.1)	—	—
Comprehensive income attributable to Fortinet, Inc.	$601.3	$488.1	$333.7

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	169.8	$0.2	$1,068.3	$(0.8)	$(42.2)	$—	$1,025.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.8	—	(48.9)	—	—	—	(48.9)
Repurchase and retirement of common stock	(1.9)	—	(12.1)	—	(128.8)	—	(140.9)
Stock-based compensation expense	—	—	173.0	—	—	—	173.0
Cumulative-effect adjustment from adoption of ASU 2018-02	—	—	—	(0.1)	0.1	—	—
Net unrealized gain on investments - net of tax	—	—	—	2.0	—	—	2.0
Net income	—	—	—	—	331.7	—	331.7
BALANCE—December 31, 2019	171.7	0.2	1,180.3	1.1	160.8	—	1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.5	—	(86.1)	—	—	—	(86.1)
Repurchase and retirement of common stock	(11.7)	—	(78.7)	—	(1,001.4)	—	(1,080.1)
Stock-based compensation expense	—	—	191.7	—	—	—	191.7
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	—	(0.4)
Net income	—	—	—	—	488.5	—	488.5
BALANCE—December 31, 2020	162.5	0.2	1,207.2	0.7	(352.1)	—	856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.1	—	(141.7)	—	—	—	(141.7)
Repurchase and retirement of common stock	(2.6)	—	(19.2)	—	(722.6)	—	(741.8)
Stock-based compensation expense	—	—	207.9	—	—	—	207.9
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized loss on investments - net of tax	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustment	—	—	—	(2.8)	—	(1.0)	(3.8)
Net income	—	—	—	—	606.8	(0.1)	606.7
BALANCE—December 31, 2021	162.0	$0.2	$1,254.2	$(4.8)	$(467.9)	$16.7	$798.4
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$606.7	$488.5	$331.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	207.9	191.7	174.1
Amortization of deferred contract costs	175.9	137.4	107.9
Depreciation and amortization	84.4	68.8	61.6
Amortization of investment premiums (discounts)	6.9	1.3	(6.0)
Loss from equity method investment	7.6	—	—
Other	7.9	6.0	5.7
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(72.5)	(176.4)	(96.7)
Inventory	(19.4)	(42.2)	(48.5)
Prepaid expenses and other current assets	(17.7)	(2.8)	(2.1)
Deferred contract costs	(294.5)	(205.1)	(162.3)
Deferred tax assets	(94.0)	(10.5)	19.4
Other assets	(19.0)	(4.6)	(1.3)
Accounts payable	(13.1)	37.4	7.7
Accrued liabilities	49.9	45.8	(20.2)
Accrued payroll and compensation	44.0	43.1	(2.7)
Other liabilities	(0.7)	9.7	(0.2)
Deferred revenue	839.4	495.6	439.9
Net cash provided by operating activities	1,499.7	1,083.7	808.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,308.0)	(1,079.0)	(1,332.3)
Sales of investments	85.5	152.2	31.3
Maturities of investments	1,470.3	1,018.8	925.5
Purchases of property and equipment	(295.9)	(125.9)	(92.2)
Purchases of investment in privately held company	(160.0)	—	—
Payments made in connection with business combinations, net of cash acquired	(74.9)	(40.2)	(34.6)
Purchases of marketable equity securities	(42.5)	—	—
Other	0.4	1.3	—
Net cash used in investing activities	(1,325.1)	(72.8)	(502.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	989.4	—	—
Payments for debt issuance costs	(2.4)	—	—
Payments of debt assumed in connection with business combination	(19.5)	(4.1)	(3.7)
Repurchase and retirement of common stock	(741.8)	(1,080.1)	(145.1)
Proceeds from issuance of common stock	26.0	22.1	49.5
Taxes paid related to net share settlement of equity awards	(167.9)	(108.2)	(96.0)
Other	(1.0)	(1.3)	(0.3)
Net cash provided by (used in) financing activities	82.8	(1,171.6)	(195.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257.3	(160.7)	110.1
CASH AND CASH EQUIVALENTS—Beginning of year	1,061.8	1,222.5	1,112.4
CASH AND CASH EQUIVALENTS—End of year	$1,319.1	$1,061.8	$1,222.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$127.4	$39.7	$58.7
Operating lease liabilities arising from obtaining right-of-use assets	$39.6	$22.8	$20.4
Finance lease liabilities arising from obtaining right-of-use assets	$0.1	$—	$3.6
Cash paid to settle liability incurred for repurchase of common stock	$—	$—	$4.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$15.9	$20.9	$21.1
Liability for purchase of property and equipment	$21.9	$30.8	$16.0
Liability incurred in connection with business combination	$0.9	$0.4	$3.0
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in 2000 and is a global leader in broad, integrated and automated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as large enterprises, communication service providers, government organizations and small to medium-sized enterprises. Fortinet’s cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated Fortinet Security Fabric cybersecurity mesh platform with automated protection, detection and responses.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the determination of contingent liabilities, the determination of our ability to exercise control or significant influence over our investee, the standalone selling price for our products and services, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation, the fair value of tangible and intangible assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets, measurement of non-marketable equity securities and the determination of sales returns reserves. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

Concentration Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, marketable equity securities and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the United States and around the world. Balances in the United States typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, corporate debt securities, U.S. government and agency securities, commercial paper, certificates of deposit and term deposits and municipal bonds with major financial institutions that our management believes are financially sound.

Our accounts receivable are derived from our customers in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated credit losses. As of December 31, 2021, Exclusive Networks Group (“Exclusive”), TD Synnex and Ingram Micro Inc. (“Ingram Micro”) accounted for 33%, 13% and 13% of total net accounts receivable, respectively. As of December 31, 2020, Exclusive and Ingram Micro accounted for 34% and 11% of total net accounts receivable, respectively.

During 2021, Exclusive and Ingram Micro accounted for 31% and 12% of total revenue, respectively. During 2020, Exclusive and Ingram Micro accounted for 30% and 10% of total revenue, respectively. During 2019, Exclusive and Ingram Micro accounted for 31% and 11% of total revenue, respectively.

We rely on a small number of manufacturing partners, primarily in Taiwan, to manufacture our products, and some of the chips and other components of our products used by the contract manufacturers are available from limited or sole sources of supply. Our proprietary Application-Specific Integrated Circuits are built by contract manufacturers located in Japan and Taiwan; other integrated circuits are provided by other chip manufacturers and are currently in short supply.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments and the related tax impact.

Foreign Currency and Transaction Gains and Losses—The functional currency for most of our foreign subsidiaries is the U.S. dollar. For our international subsidiary whose functional currency is the local currency, we translate the financial statements of these subsidiaries to U.S. dollars using the exchange rates in effect at the balance sheet dates for assets and liabilities, and average monthly rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other expense, net. We recognized a foreign currency loss of $8.2 million, $5.5 million and $4.7 million in other expense, net, for 2021, 2020, and 2019, respectively.

Cash and Cash Equivalents—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in commercial paper, corporate debt, term deposits and money market funds.

Available-for-Sale Investments—We hold investment grade securities consisting of commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and municipal bonds that our management believes are financially sound. We classify our investments as available-for-sale (“AFS”) at the time of purchase, since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months with a remaining maturity of less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in consolidated statements of equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other expense—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of equity.

Prior to 2020, we followed the guidance in Accounting Standards Codification (“ASC”) 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2021 and 2020 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2021 and 2020 and that the unrealized losses as of December 31, 2019 were temporary because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the year ended December 31, 2021 and 2020, and there was no impairment charge for any unrealized losses in 2019.

We determine realized gains or losses on sale of AFS debt securities using specific identification method to determine the cost basis of investments sold and record such gains or losses as other income (expense)-net on the consolidated statements of income. We have elected to not record an allowance for credit losses for accrued interest for AFS investments in debt

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

Marketable Equity Securities—Our marketable equity investments with readily determinable fair values are accounted for at fair value through net income. Realized gains and losses on these securities are reported in other income (expense)-net, and are determined using the specific identification method.

Investments in privately held companies—Our investments in privately held companies consist of investments in common stock or in-substance common stock of entities. Certain of these investments provide us with the ability to exercise significant influence over the investee, but not an absolute controlling financial interest. These investments are accounted for under the equity method of accounting and were initially recorded at cost. Subsequently, we recognize our proportionate share of the entities’ net income or loss and the amortization of any basis differences as gain or loss from equity method investments in the consolidated statements of income and as an adjustment to the investment balance. We record our proportionate share of the results of equity method investments on a three-month lag basis. We evaluate our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be recoverable. As of December 31, 2021, our investment in Linksys Holdings, Inc. (“Linksys”) was our only equity method investment and was recorded in other assets. Our remaining investments in privately held companies are recorded at cost and are not material.

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

We further consider collectability trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $2.4 million and $2.5 million as of December 31, 2021 and 2020, respectively. Provisions, write-offs and recoveries were not material during the years ended December 31, 2021, 2020 and 2019.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We do not depreciate the allocated cost of land. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Lives
Building and building improvements	2 to 40 years
Computer equipment and software	1 to 7 years
Evaluation units	1 year
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or lease term

Business Combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

values of these identifiable assets and liabilities is recorded as goodwill. Our estimates and assumptions are subject to change and we often continue to gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments in 2021, 2020 and 2019.

Goodwill—Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter, or sooner when circumstances indicate an impairment may exist. We perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. Then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit over its fair value is recognized as an impairment loss in goodwill, limited to the total amount of goodwill allocated to that reporting unit.

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2021, we had one reporting unit.

Other Intangible Assets—Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line or accelerated method over the estimated economic lives of the assets, which range from one to ten years.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to account for Global Intangible Low-Taxed Income (“GILTI”), which was introduced in the 2017 Tax Act, as a current period expense.

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

Leases—We determine if an arrangement is a lease at inception. The right-of-use (“ROU”) assets and the short and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively. The corresponding assets and, the short and long-term lease liabilities from our finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

The ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease. The operating lease ROU asset also includes any lease prepayments and initial direct costs, net of lease incentives. Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

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

Advertising Expense—Advertising costs are expensed when incurred and are included in operating expenses in the accompanying consolidated statements of income. Our advertising expenses were not material for any periods presented.

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
Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2021, 2020 and 2019 was $175.9 million, $137.4 million and $107.9 million, respectively. No impairment loss was recognized during 2021, 2020 and 2019.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services. Our typical subscription and contractual support term is one to five years. We generally recognize revenue from these services ratably over the support period because of continuous transfer of control to the customer. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted by us or provided through cloud-providers. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

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

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $49.2 million and $43.0 million as of December 31, 2021 and 2020, respectively, and is included in current liabilities in our consolidated balance sheet.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We generally invoice at the time of our sale for the total price of the hardware, software licenses, security and technical support and other services. Standard payment terms are generally no more than 60 days, though we continue to offer extended payment terms to certain distributors. We also invoice certain services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear interest. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of period end.

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not material during 2021, 2020 and 2019.

Warranties—We generally provide a one-year warranty for most hardware products and a 90-day warranty for software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty was not significant as of December 31, 2021 and 2020.

Contingent Liabilities—From time to time, we are involved in disputes, litigation, and other legal actions. There are many uncertainties associated with any disputes, litigation and other legal actions, and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties, which are inherently difficult to estimate and could adversely affect our results of operations. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. We periodically review significant claims and litigation matters for the probability of an adverse outcome. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses, which may be material.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning on January 1, 2021. The adoption of this guidance did not have any impact on our consolidated financial statements and accompanying disclosures.

Business Combinations

In October 2021, the FASB issued ASU 2021-08—Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require that an entity recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination.

We early adopted ASU 2021-08 on January 1, 2021 on a retrospective basis for all business combinations for which the acquisition date occurred subsequent to January 1, 2021. The adoption of ASU 2021-08 resulted in the increase of goodwill by $3.0 million attributable mainly to the acquisition of Alaxala in 2021, as a result of the revised measurement of the assumed deferred revenue balance. The adoption of ASU 2021-08 did not have a material impact to our consolidated statement of income or consolidated statement of cash flows. The adoption did not have a material impact on the other acquisitions in 2021.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

We sell cybersecurity solutions to a variety of organizations, such as enterprises, communication service providers, government organizations and small to medium-sized enterprises. Our revenue consists of product and service revenue. Product revenue is generated by our FortiGate network security products, our Fortinet Security Fabric cybersecurity mesh platform products and other products. Service revenue relates to sales of our security subscription services, which mainly consists of our FortiGuard security solutions, as well as our FortiCare technical support services and other services.

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2021	2020	2019
Product	$1,255.0	$916.4	$788.5
Service:
Security subscription	1,125.0	918.7	750.8
Technical support and other	962.2	759.3	623.7
Total service revenue	2,087.2	1,678.0	1,374.5
Total revenue	$3,342.2	$2,594.4	$2,163.0

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of period end. During 2021, we recognized $1.37 billion in revenue that was included in the deferred revenue balance as of December 31, 2020. During 2020, we recognized $1.15 billion in revenue that was included in the deferred revenue balance as of December 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.45 billion, which was substantially comprised of deferred security subscription and technical support services. We expect to recognize approximately $1.78 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our available-for-sale securities (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$566.0	$—	$(0.2)	$565.8
Corporate debt securities	540.7	—	(1.2)	539.5
U.S. government and agency securities	356.1	—	(1.0)	355.1
Certificates of deposit and term deposits (1)	169.1	—	(0.1)	169.0
Municipal Bonds	5.4	—	—	5.4
Total available-for-sale securities	$1,637.3	$—	$(2.5)	$1,634.8

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$185.4	$—	$—	$185.4
Corporate debt securities	410.5	1.0	—	411.5
U.S. government securities	184.9	—	—	184.9
Certificates of deposit and term deposits (1)	112.0	—	—	112.0
Total available-for-sale securities	$892.8	$1.0	$—	$893.8

(1) The majority of our certificates of deposit and term deposits are foreign deposits.

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$288.0	$(0.2)	$—	$—	$288.0	$(0.2)
Corporate debt securities	494.4	(1.2)	—	—	494.4	(1.2)
U.S. government and agency securities	334.2	(1.0)	—	—	334.2	(1.0)
Certificates of deposit and term deposits	93.1	(0.1)	—	—	93.1	(0.1)
Municipal Bonds	5.3	—	—	—	5.3	—
Total available-for-sale securities	$1,215.0	$(2.5)	$—	$—	$1,215.0	$(2.5)

	December 31, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$61.5	$—	$—	$—	$61.5	$—
Corporate debt securities	111.3	—	—	—	111.3	—
U.S. government securities	38.1	—	—	—	38.1	—
Certificates of deposit and term deposits	29.5	—	—	—	29.5	—
Total available-for-sale securities	$240.4	$—	$—	$—	$240.4	$—

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	December 31, 2021	December 31, 2020
Due within one year	$1,194.0	$775.5
Due within one to three years	440.8	118.3
Total	$1,634.8	$893.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of equity and in comprehensive income.

Realized gains and losses on available-for-sale securities were insignificant in the periods presented.

Our marketable equity securities were $38.6 million as of December 31, 2021. The changes in fair value of our marketable equity securities are recorded in other expense, net on the consolidated statements of income. We recognized $5.1 million of losses in 2021.

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

We measure the fair value of money market funds, certain U.S. government and agency securities and marketable equity securities using quoted prices in active markets for identical assets. The fair value of all other financial instruments was based on quoted prices for similar assets in active markets, or model-driven valuations using significant inputs derived from or corroborated by observable market data.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2021				December 31, 2020
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$580.3	$—	$580.3	$—	$197.2	$—	$197.2	$—
Corporate debt securities	542.5	—	542.5	—	413.7	—	413.7	—
U.S. government and agency securities	355.1	345.2	9.9	—	184.9	184.9	—	—
Certificates of deposit and term deposits	259.0	—	259.0	—	112.0	—	112.0	—
Money market funds	57.5	57.5	—	—	152.7	152.7	—	—
Municipal bonds	5.4	—	5.4	—	—	—	—	—
Marketable equity securities	38.6	38.6	—	—	—	—	—	—
Total	$1,838.4	$441.3	$1,397.1	$—	$1,060.5	$337.6	$722.9	$—

Reported as:
Cash equivalents	$165.0				$166.7
Marketable equity securities	38.6				—
Short-term investments	1,194.0				775.5
Long-term investments	440.8				118.3
Total	$1,838.4				$1,060.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020.

4.     INVENTORY

Inventory consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Raw materials	$40.2	$13.8
Work in process	9.8	—
Finished goods	125.8	126.0
Inventory	$175.8	$139.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Land	$204.5	$93.3
Buildings and improvements	416.2	150.6
Computer equipment and software	176.1	137.2
Leasehold improvements	40.1	31.9
Evaluation units	15.6	19.8
Furniture and fixtures	26.9	21.3
Construction-in-progress	19.9	166.4
Total property and equipment	899.3	620.5
Less: accumulated depreciation	(211.7)	(172.5)
Property and equipment—net	$687.6	$448.0

We completed construction of a second building at our headquarters campus and it has been placed in service as of June 30, 2021. In conjunction with the completion of the building, we evaluated the range of useful lives of our property and equipment. The range of useful lives for buildings and improvements is now two to forty years, an increase from two to thirty years, and for furniture and fixtures the range is now three to eight years, an increase from three to five years.

During 2021, we purchased certain real estate in the United States, Canada and France totaling $180.9 million. The purchases were accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land, buildings, and construction-in-progress based on their relative fair values. The amounts allocated to land, buildings, and construction-in-progress were $111.1 million, $68.9 million and $0.9 million, respectively.

Depreciation expense was $65.9 million, $55.5 million and $50.7 million in 2021, 2020 and 2019, respectively.

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

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement when considering many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes, and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences, in total was $7.6 million in 2021, and has been recorded in loss from equity method investment on the consolidated statements of income.

As of December 31, 2021, the investment was included in other assets on our consolidated balance sheet. Transaction costs related to this investment were not material.

Other investments

Our investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million as of December 31, 2021 and 2020.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     BUSINESS COMBINATIONS

2021 Acquisitions

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala, a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interest in Alaxala to broaden our offering of secure switches integrated with FortiGate Firewalls and Security Fabric functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

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

(in millions)	Estimated Fair Value
ASSETS
Cash	$1.1
Accounts receivable—net	15.6
Inventory	33.4
Prepaid expenses and other current assets	2.9
Property and equipment	5.3
Goodwill	25.5
Other intangible assets	48.0
Other long-term assets	5.2
TOTAL ASSETS	$137.0

LIABILITIES
Accounts payable	$11.0
Current portion of long-term debt	20.2
Accrued and other current liabilities	17.1
Other long-term liabilities	6.7
TOTAL LIABILITIES	$55.0
NON-CONTROLLING INTERESTS	$17.8
Net purchase consideration	$64.2

The fair values assigned were updated to reflect the retrospective adoption of ASU 2021-08, which resulted in increases to the fair values assigned to goodwill, accrued and other current liabilities and other long-term liabilities as of the acquisition date. Refer to Note 1 for further discussion. The excess of the purchase consideration and the fair value of non-controlling interests over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce of Alaxala and the anticipated operational synergies.

The fair value of the non-controlling interests of $17.8 million was estimated based on the non-controlling interests’ respective share of the fair value of Alaxala.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets acquired and their estimated useful lives (in years) as of August 31, 2021, were as follows (in millions, except years):

	Fair Value	Estimated Useful Life (in years)
Developed technology	$26.6	4
Customer relationships	10.0	10
Trade name	6.4	10
Backlog	5.0	1
Total identified intangible assets:	$48.0

Developed technology relates to Alaxala’s network equipment. We valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cost savings that are expected to be realized by the owner of the need to pay a royalty to another party in exchange for the use of the asset. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

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

In connection with our acquisition of Alaxala, we assumed certain current debt liabilities of $20.2 million as of August 31, 2021. We concluded that the fair value of this debt approximated its book value as of the acquisition date. We repaid this debt in full in September and October 2021. During the post-acquisition period from September 1, 2021 through the repayment dates, interest expense related to Alaxala debt was not material.

The operating results of the acquired company were included in our consolidated financial statements from the date of acquisition which was August 31, 2021. For the period from September 1, 2021 through December 31, 2021, Alaxala contributed revenue of $44.4 million. Income before income taxes for the period from September 1, 2021 through December 31, 2021 was not material. Acquisition-related costs for this acquisition were not material and were recorded as general and administrative expense.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2021	2020
Pro forma revenue	$3,424.3	$2,714.7
Pro forma net income attributable to Fortinet, Inc.	$608.2	$480.0

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

2020 Acquisitions

Panopta Holdings LLC

On December 9, 2020, we acquired all outstanding shares of Panopta Holdings LLC (“Panopta”), a privately held SaaS platform innovator that provides visibility, automated management and alerting, and remediation for enterprise networks and infrastructure. The purchase price for Panopta was $31.9 million in cash, of which $24.8 million was allocated to goodwill and $9.0 million was allocated to identifiable intangible assets, the majority of which was developed technology, offset by $1.9 million of net liabilities assumed, which predominantly included cash and accounts payable. $15.8 million of goodwill is expected to be deductible for tax purposes.

OPAQ Networks, Inc.

On July 20, 2020, we acquired all outstanding shares of OPAQ Networks, Inc. (“OPAQ”), a privately held Secure Access Service Edge cloud provider. The purchase price for OPAQ was $8.0 million in cash, of which $1.0 million was allocated to goodwill, $4.7 million was allocated to identifiable intangible assets, the majority of which was developed technology, and $2.3 million was allocated to other net assets acquired, which predominantly included cash, deferred tax assets, operating lease right-of-use assets and lease liabilities, accounts payable, accrued liabilities and assumed debt. The purchase price included a $1.3 million indemnity fund held in escrow for 12 months after the transaction closing date, of which $0.4 million was received by Fortinet and the remainder was released to OPAQ shareholders during the year ended December 31, 2021.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additional Acquisition-Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. Pro forma information has not been presented, except for Alaxala as disclosed above, as the impact of these acquisitions, individually and in the aggregate, in each year were not material to our consolidated financial statements.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2020	$93.0
Additions due to business combinations	30.2
Adjustment due to adoption of ASU 2021-08	3.0
Foreign currency translation adjustments	(1.1)
Balance—December 31, 2021	$125.1

There were no impairments to goodwill during 2021, 2020 and 2019, or any previous years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$82.2	$38.0	$44.2
Customer relationships	6.0	22.2	11.9	10.3
Trade name	10.0	6.1	0.2	5.9
Backlog	1.0	4.8	1.6	3.2
Total other intangible assets—net		$115.3	$51.7	$63.6

	December 31, 2020
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$59.3	$32.3	$27.0
Customer relationships	4.0	24.8	20.2	4.6
Total other intangible assets—net		$84.1	$52.5	$31.6

Amortization expense of finite-lived intangible assets was $18.5 million, $13.3 million and $10.9 million in 2021, 2020, and 2019, respectively. The following table summarizes estimated future amortization expense of finite-lived intangible assets (in millions):

Year Ending December 31,	Amount
2022	$22.7
2023	16.2
2024	11.4
2025	6.1
Thereafter	7.2
Total	$63.6

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to Fortinet, Inc., by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to Fortinet, Inc. by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”) and stock options. Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income including non-controlling interests	$606.7	$488.5	$331.7
Net loss attributable to non-controlling interests	(0.1)	—	—
Net income attributable to Fortinet, Inc.	$606.8	$488.5	$331.7

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	163.2	164.2	171.0
Diluted shares:
Weighted-average common stock outstanding-basic	163.2	164.2	171.0
Effect of potentially dilutive securities:
RSUs	2.2	2.3	2.8
Stock options	1.7	1.2	1.2
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	167.1	167.7	175.0
Net income per share attributable to Fortinet, Inc.:
Basic	$3.72	$2.98	$1.94
Diluted	$3.63	$2.91	$1.90

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2021	2020	2019
RSUs	0.1	0.3	0.3
Stock options	0.2	0.5	0.6
Total	0.3	0.8	0.9

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately six years, some of which include one or more options to renew, with renewal terms of up to six years. Unless and until we are reasonably certain we will exercise these renewal options, we do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility. Our finance leases were not material to our consolidated financial statements.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$26.5	$18.5	$15.3
Variable lease expense (1)	3.1	2.3	2.6
Short-term lease expense	3.7	3.8	3.2
Total lease expense	$33.3	$24.6	$21.1

(1) Variable lease expense for the year ended December 31, 2021, 2020 and 2019 predominantly included common area maintenance charges and parking expense.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental balance sheet information related to our operating leases was as follows (in millions, except lease term and discount rate):

	Classification	December 31, 2021	December 31, 2020
Operating lease ROU assets – non-current	Other assets	$65.1	$49.3

Operating lease liabilities – current	Accrued liabilities	$26.3	$19.1
Operating lease liabilities – non-current	Other liabilities	40.5	34.0
Total operating lease liabilities		$66.8	$53.1

Weighted average remaining lease term in years – operating leases		3.0	3.5
Weighted average discount rate – operating leases		2.1%	3.2%

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$25.8	$18.9	$16.2

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in millions):

Year Ending December 31,	Amount
2022	$27.3
2023	20.5
2024	14.0
2025	5.1
2026	1.6
Thereafter	0.4
Total lease payments	$68.9
Less imputed interest	(2.1)
Total	$66.8

As of December 31, 2021, we had additional minimum lease payments of $11.4 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2022 and will have lease terms of approximately one to six years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of December 31, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	December 31, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				11.6
Total long-term debt				$988.4

As of December 31, 2021 we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. In 2021, we recorded $14.7 million of total interest expense in relation to these Senior Notes and repaid $8.4 million of interest in cash. No interest costs were capitalized in 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $980.5 million, including accrued and unpaid interest, as of December 31, 2021. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2021 and 2020, we recorded $4.6 million and $40.2 million gain on IP matter in our consolidated statements of income, respectively. We had $5.2 million and $9.8 million in accrued liabilities and other liabilities in our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

13.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2021 (in millions):

	Total	2022	Thereafter
Inventory purchase commitments	$1,140.5	$1,075.0	$65.5

Inventory Purchase Commitments—Our independent contract manufacturers procure certain components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for supply chain matters and other market conditions. In order to attempt to control manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers which are non-cancelable. As of December 31, 2021 and 2020, we had $1.14 billion and $259.4 million, respectively, of open purchase orders with our independent contract manufacturers that are non-cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers and certain component suppliers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of firm and non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of December 31, 2021 and 2020, we had $126.7 million and $28.9 million, respectively, in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, the Company accrues the minimum amount.

In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. We have settled and paid $10.0 million in cash, of which $5.6 million related to the dismissal of lawsuit and was expensed as a general and administrative expense, and $4.4 million was deferred and will be expensed over time as royalty cost of revenue. Litigation loss contingency accruals associated with other outstanding cases were not material as of December 31, 2021 and 2020.

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

As of December 31, 2021, there were a total of 11.8 million shares of common stock available for grant under the 2009 Plan.

2011 Employee Stock Purchase Plan—In June 2011, our stockholders approved the ESPP. The ESPP permitted eligible employees to purchase common stock through regular, systematic payroll deductions, up to a maximum of 15% of

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2018	7.8	$46.07
Granted	2.7	87.09
Forfeited	(0.7)	55.13
Vested	(3.7)	43.31
Balance—December 31, 2019	6.1	64.56
Granted	1.9	121.16
Forfeited	(0.4)	79.83
Vested	(2.9)	58.20
Balance—December 31, 2020	4.7	90.46
Granted	1.2	202.63
Forfeited	(0.4)	114.96
Vested	(2.3)	81.52
Balance—December 31, 2021	3.2	$136.08

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2021, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 Plan, but not yet recognized, was $367.8 million, with a weighted-average remaining vesting period of 2.6 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2021	2020	2019
Shares withheld for taxes	0.8	0.9	1.1
Amount withheld for taxes	$167.9	$108.2	$96.0

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	4.4	4.4	4.4
Volatility	39.1%	34.8%	34.3%
Risk-free interest rate	0.5%	1.1%	2.4%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	3.0	$35.53	4.0	$105.6
Granted	0.7	85.02
Forfeited	(0.1)	62.93
Exercised	(0.9)	30.21
Balance—December 31, 2019	2.7	50.37	4.5	150.3
Granted	0.6	118.80
Forfeited	(0.1)	91.52
Exercised	(0.5)	41.49
Balance—December 31, 2020	2.7	67.53	4.2	220.4
Granted	0.6	186.28
Forfeited	(0.1)	122.65
Exercised	(0.5)	55.07
Balance—December 31, 2021	2.7	$92.87
Options vested and expected to vest—December 31, 2021	2.7	$92.87	4.0	$729.9
Options exercisable—December 31, 2021	1.7	$58.53	2.9	$496.7

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on December 31, 2021 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2021, total compensation expense related to unvested stock options granted to employees but not yet recognized was $43.6 million, with a weighted-average remaining vesting period of 2.7 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Weighted-average fair value per share granted	$60.76	$35.79	$27.19

Intrinsic value of options exercised	$83.5	$43.5	$54.6
Fair value of options vested	$17.2	$13.5	$10.1

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2021, as follows (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$23.83-$23.83	0.3	1.1	$23.83	0.3	$23.83
$31.39-$39.49	0.3	1.9	36.43	0.4	36.43
$48.83-$72.75	0.5	3.0	50.10	0.5	49.91
$76.22-$343.51	1.6	5.2	131.05	0.5	98.79
	2.7			1.7

Employee Stock Purchase Plan

There were no grants under the ESPP during the year ended December 31, 2021, 2020 and 2019, respectively.

Additional information related to the ESPP is provided below (in millions, except per share amounts):

December 31, 2019
Shares issued under the ESPP	0.3
Weighted-average price per share issued	$64.79

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2021
Reserved for future equity award grants	11.8
Outstanding stock options and RSUs	5.9
Total common stock reserved for future issuances	17.7

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of product revenue	$1.7	$1.6	$1.5
Cost of service revenue	15.7	12.9	11.3
Research and development	56.7	47.6	38.7
Sales and marketing	110.0	108.4	101.7
General and administrative	27.1	23.3	20.9
Total stock-based compensation expense	$211.2	$193.8	$174.1

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2021	2020	2019
RSUs	$191.8	$179.7	$160.2
Stock options	19.4	14.1	12.6
ESPP	—	—	1.3
Total stock-based compensation expense	$211.2	$193.8	$174.1

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit associated with stock-based compensation	$45.4	$42.1	$38.3

Share Repurchase Program

In January 2016, our board of directors approved the Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2020, our board of directors approved increases to our Repurchase Program by various amounts, bringing the aggregated amount authorized to $3.0 billion. In October 2021, our board of directors approved a $1.25 billion increase and extended the term to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2021, we repurchased 2.6 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $741.8 million. As of December 31, 2021, $1.52 billion remained available for future share repurchases under the Repurchase Program.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     INCOME TAXES

Income before income taxes and loss from equity method investment consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$567.7	$490.6	$371.7
Foreign	60.7	51.1	14.3
Total income before income taxes and loss from equity method investment	$628.4	$541.7	$386.0

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$80.7	$38.6	$11.0
State	2.5	8.1	0.1
Foreign	23.3	13.6	11.4
Total current	$106.5	$60.3	$22.5
Deferred:
Federal	$(90.2)	$(8.1)	$40.6
State	(1.1)	(0.8)	(6.0)
Foreign	(1.1)	1.8	(2.8)
Total deferred	(92.4)	(7.1)	31.8
Provision for income taxes	$14.1	$53.2	$54.3

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences and return to provision adjustments that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory tax rate	$132.0	$113.8	$81.2
Foreign income taxed at different rates	2.9	16.4	12.3
Foreign withholding taxes	37.4	18.8	16.0
Stock-based compensation expense	(74.8)	(39.6)	(30.6)
Foreign tax credit	(53.2)	(30.1)	(30.4)
State taxes—net of federal benefit	(4.6)	4.9	(11.3)
Research and development credit	(11.1)	(7.5)	(6.8)
Valuation allowance	20.0	11.9	22.0
Impact of the 2017 Tax Act:
One-time transition tax	5.8	2.6	(2.1)
Foreign-Derived Intangible Income	(33.6)	(44.3)	—
Other	(6.7)	6.3	4.0
Total provision for income taxes	$14.1	$53.2	$54.3

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2020, the U.S. Treasury and the IRS released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ended on or after December 16, 2019, except as otherwise specified. On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. These final regulations did not have a material impact on our consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2021	December 31, 2020
Deferred tax assets:
General business credit carryforward	$63.5	$48.9
Deferred revenue	276.5	216.4
Reserves and accruals	59.5	41.9
Net operating loss carryforward	22.2	23.4
Stock-based compensation expense	18.3	17.5
Depreciation and amortization	17.0	6.3
Capitalized research expenditures	64.2	16.6
Operating lease liabilities	13.1	11.6
Total deferred tax assets	534.3	382.6
Less: Valuation allowance	(75.0)	(54.9)
Deferred tax assets, net of valuation allowance	459.3	327.7
Deferred tax liabilities:
Deferred contract costs	(97.4)	(74.0)
Operating lease ROU assets	(11.9)	(10.8)
Acquired intangibles	(15.7)	(5.7)
Total deferred tax liabilities	(125.0)	(90.5)
Net deferred tax assets	$334.3	$237.2

As of December 31, 2021, we had a deferred tax asset of $342.3 million and a deferred tax liability of $7.9 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development (“R&D”) credits carryforward, certain impairment losses in business investments, certain foreign tax credits from foreign disregarded entities and certain tax attributes from business acquisitions. We believe that it is more likely than not that the deferred tax assets for California R&D credits, impairment losses, foreign tax credits from foreign disregarded entities and acquired foreign tax attributes will not be realized. As of December 31, 2021, we had a valuation allowance of $75.0 million against deferred tax assets for California R&D credits carryforwards (net of the unrecognized tax benefits), impairment losses, certain foreign tax credits and certain acquired tax attributes.

As of December 31, 2021, our federal and California net operating loss carryforwards for income tax purposes were $78.4 million and $20.8 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2022, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2021, we had state tax credit carryforwards of $41.0 million. The state credits can be carried forward indefinitely.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We operated under a tax incentive agreement in Singapore, which was effective through December 31, 2020. The tax incentive agreement was conditional upon our meeting certain employment and investment thresholds.

As of December 31, 2021, we had $73.3 million of unrecognized tax benefits, of which, if recognized, $65.5 million would favorably affect our effective tax rate. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2021, 2020 and 2019, accrued interest and penalties were $13.3 million, $14.5 million and $14.1 million, respectively.

The aggregate changes in the balance of unrecognized tax benefits are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of year	$77.3	$67.5	$63.5
Gross increases for tax positions related to the current year	7.6	13.1	11.4
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	8.7	6.1	3.0
Gross decreases for tax positions related to prior year	(0.7)	(1.3)	(0.3)
Gross decreases for tax positions related to prior year audit settlements	—	(1.4)	(1.7)
Gross decreases for tax positions related to expiration of statute of limitations	(19.6)	(6.7)	(8.4)
Unrecognized tax benefits, end of year	$73.3	$77.3	$67.5

We recorded a net decrease of gross unrecognized tax benefits of approximately $4.0 million during the year ended December 31, 2021. The net decrease was primarily due to the reversal of gross unrecognized tax benefits in connection with the lapse of statutes of limitations.

As of December 31, 2021, 2020 and 2019, $79.5 million, $90.3 million and $82.8 million, respectively, of the amounts reflected above were recorded as income tax liabilities—non-current in our consolidated balance sheets.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $18.5 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

16.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2021, 2020 and 2019 were $10.0 million, $8.3 million and $6.6 million, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2021	2020	2019
Americas:
United States	$1,006.8	$813.3	$695.5
Other Americas	352.0	263.9	224.7
Total Americas	1,358.8	1,077.2	920.2
Europe, Middle East and Africa (“EMEA”)	1,275.9	991.9	816.5
Asia Pacific (“APAC”)	707.5	525.3	426.3
Total revenue	$3,342.2	$2,594.4	$2,163.0

Property and Equipment—net	December 31, 2021	December 31, 2020
Americas:
United States	$472.4	$296.3
Canada	170.9	121.3
Latin America	1.6	2.0
Total Americas	644.9	419.6
EMEA	31.0	20.6
APAC	11.7	7.8
Total property and equipment—net	$687.6	$448.0

18.     SUBSEQUENT EVENT

Real property purchase

In February 2022, we purchased real property in Chicago totaling approximately 90,000 square feet for a cash payment of $20.8 million.

Share repurchase

Subsequent to December 31, 2021 and through the filing of this Annual Report on Form 10-K, we repurchased 1.8 million shares of our common stock, for an aggregate purchase price of $547.6 million at an average price of $310.05 per share, under the Repurchase Program.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In accordance with the Internal Controls Guidance, management has excluded Alaxala Networks Corporation (“Alaxala”), a privately-held network hardware equipment company in Japan, from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a business combination during the fiscal year ended December 31, 2021. Alaxala assets represented approximately 1.5% of the Company’s consolidated total assets, excluding the effects of purchase accounting, as of December 31, 2021 and its revenues represented approximately 1.3% of the Company's consolidated total revenues for the year ended December 31, 2021.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Alaxala Networks Corporation (“Alaxala”), which was acquired on August 31, 2021, and whose financial statements constitute approximately 1.5% of the Company’s consolidated total assets, excluding the effects of purchase accounting, as of December 31, 2021 and approximately 1.3% of the Company’s consolidated total revenues for the year ended December 31, 2021. Accordingly, our audit did not include the assessment of the internal controls over financial reporting for Alaxala.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2022

ITEM 9B.     Other Information

None.

ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.
Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.     Financial Statement Schedule: Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 28, 2018	3.1

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	April 28, 2021	3.1

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†	Fortinet, Inc. Amended Bonus Plan	Annual Report on Form 10-K (File No. 001-34511)	February 19, 2021	10.8

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in inline XBRL.

________________________________

† Indicates management compensatory plan, contract or arrangement.
* Filed herewith.
** Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16.     Form 10-K summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 25, 2022
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 25, 2022
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 25, 2022
Michael Xie

/s/ Kelly Ducourty	Director	February 25, 2022
Kelly Ducourty

/s/ Kenneth A. Goldman	Director	February 25, 2022
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 25, 2022
Ming Hsieh

/s/ Jean Hu	Director	February 25, 2022
Jean Hu

/s/ William H. Neukom	Director	February 25, 2022
William H. Neukom

/s/ Judith Sim	Director	February 25, 2022
Judith Sim

/s/ Admiral James Stavridis	Director	February 25, 2022
Admiral James Stavridis