Form 10-Q
period 2022-03-31
Fortinet, Inc.
filed 2022-05-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of May 3, 2022, there were 160,527,127 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principle risks and uncertainties include the following:

•Our operating results are likely to vary significantly and be unpredictable.

•The COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business in a significant way, for example, through product and component shortages, longer product lead times, or negative impact on demand.

•Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, or reduced information technology spending may adversely impact our business.

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

•The war in Ukraine, related macroeconomic effects and our decision to suspend operations in Russia have affected and may continue to affect our business.

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

•We may be adversely affected by the effects of inflation or stagflation in certain geographies.

•We are susceptible to supply chain constraints, supply shortages and disruptions, long lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services or the failure of our products or services to detect or prevent a security breach could harm our reputation.

•Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, and to properly account for such acquisitions and the financial information of such acquired companies, could seriously harm our competitive position.

•Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

•We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$923.5	$1,319.1
Short-term investments	1,185.7	1,194.0
Marketable equity securities	32.4	38.6
Accounts receivable—net	790.4	807.7
Inventory	184.6	175.8
Prepaid expenses and other current assets	91.7	65.4
Total current assets	3,208.3	3,600.6
LONG-TERM INVESTMENTS	360.8	440.8
PROPERTY AND EQUIPMENT—NET	786.5	687.6
DEFERRED CONTRACT COSTS	437.5	423.3
DEFERRED TAX ASSETS	431.7	342.3
GOODWILL	123.8	125.1
OTHER INTANGIBLE ASSETS—NET	55.1	63.6
OTHER ASSETS	247.4	235.8
TOTAL ASSETS	$5,651.1	$5,919.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$174.7	$148.4
Accrued liabilities	261.4	197.3
Accrued payroll and compensation	181.1	195.0
Deferred revenue	1,893.3	1,777.4
Total current liabilities	2,510.5	2,318.1
DEFERRED REVENUE	1,764.6	1,675.5
INCOME TAX LIABILITIES	82.7	79.5
LONG-TERM DEBT	988.9	988.4
OTHER LIABILITIES	71.2	59.2
Total liabilities	5,417.9	5,120.7
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Common stock, $0.001 par value—300.0 shares authorized; 160.3 and 162.0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0.2	0.2
Additional paid-in capital	1,236.3	1,254.2
Accumulated other comprehensive loss	(15.4)	(4.8)
Accumulated deficit	(1,003.4)	(467.9)
Total Fortinet, Inc. stockholders’ equity	217.7	781.7
Non-controlling interests	15.5	16.7
Total equity	233.2	798.4
TOTAL LIABILITIES AND EQUITY	$5,651.1	$5,919.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUE:
Product	$371.0	$240.7
Service	583.8	469.6
Total revenue	954.8	710.3
COST OF REVENUE:
Product	161.0	91.3
Service	92.8	65.3
Total cost of revenue	253.8	156.6
GROSS PROFIT:
Product	210.0	149.4
Service	491.0	404.3
Total gross profit	701.0	553.7
OPERATING EXPENSES:
Research and development	124.9	97.2
Sales and marketing	387.6	304.0
General and administrative	38.6	32.0
Gain on intellectual property matter	(1.1)	(1.1)
Total operating expenses	550.0	432.1
OPERATING INCOME	151.0	121.6
INTEREST INCOME	1.3	1.1
INTEREST EXPENSE	(4.5)	(1.3)
OTHER EXPENSE—NET	(9.1)	(2.0)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	138.7	119.4
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8.1)	12.2
LOSS FROM EQUITY METHOD INVESTMENT	(8.5)	—
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	138.3	107.2
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	(0.1)	—
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$138.4	$107.2
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.86	$0.66
Diluted	$0.84	$0.64
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	160.7	163.0
Diluted	164.2	166.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income including non-controlling interests	$138.3	$107.2
Other comprehensive loss:
Change in foreign currency translation	(4.5)	—
Change in unrealized losses on investments	(9.3)	(0.6)
Less: tax benefit related to items of other comprehensive income or loss	(2.1)	(0.2)
Other comprehensive loss	(11.7)	(0.4)
Comprehensive income including non-controlling interests	126.6	106.8
Less: comprehensive loss attributable to non-controlling interests	(1.2)	—
Comprehensive income attributable to Fortinet, Inc.	$127.8	$106.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	162.0	$0.2	$1,254.2	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(53.8)	—	—	—	(53.8)
Repurchase and retirement of common stock	(2.3)	—	(17.3)	—	(673.9)	—	(691.2)
Stock-based compensation expense	—	—	53.2	—	—	—	53.2
Net unrealized loss on investments - net of tax	—	—	—	(7.2)	—	—	(7.2)
Foreign currency translation adjustment	—	—	—	(3.4)	—	(1.1)	(4.5)
Net income	—	—	—	—	138.4	(0.1)	138.3
BALANCE—March 31, 2022	160.3	$0.2	$1,236.3	$(15.4)	$(1,003.4)	$15.5	$233.2

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	162.5	$0.2	$1,207.2	$0.7	$(352.1)	$—	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.8	—	(31.5)	—	—	—	(31.5)
Stock-based compensation expense	—	—	49.5	—	—	—	49.5
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	—	(0.4)
Net income	—	—	—	—	107.2	—	107.2
BALANCE—March 31, 2021	163.3	$0.2	$1,225.2	$0.3	$(244.9)	$—	$980.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$138.3	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	53.2	49.5
Amortization of deferred contract costs	52.5	39.7
Depreciation and amortization	25.5	17.3
Amortization of investment premiums	1.7	1.2
Loss from equity method investment	8.5	—
Other	8.4	0.4
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	15.4	82.5
Inventory	(13.5)	(14.7)
Prepaid expenses and other current assets	(26.0)	(13.4)
Deferred contract costs	(66.6)	(55.2)
Deferred tax assets	(87.6)	(15.2)
Other assets	(20.6)	(4.8)
Accounts payable	35.5	(12.4)
Accrued liabilities	68.2	(2.8)
Accrued payroll and compensation	(13.6)	(3.9)
Other liabilities	11.3	0.2
Deferred revenue	205.5	140.3
Net cash provided by operating activities	396.1	315.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(385.2)	(647.1)
Sales of investments	3.0	18.6
Maturities of investments	459.4	292.4
Purchases of property and equipment	(122.6)	(52.1)
Purchase of investment in privately held company	—	(75.0)
Payments made in connection with business combinations, net of cash acquired	—	(10.3)
Net cash used in investing activities	(45.4)	(473.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	—	989.4
Payments for debt issuance costs	—	(1.9)
Repurchase and retirement of common stock	(691.2)	—
Proceeds from issuance of common stock	11.0	9.9
Taxes paid related to net share settlement of equity awards	(64.8)	(41.4)
Other	(1.0)	—
Net cash provided by (used in) financing activities	(746.0)	956.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(395.6)	798.4
CASH AND CASH EQUIVALENTS—Beginning of period	1,319.1	1,061.8
CASH AND CASH EQUIVALENTS—End of period	$923.5	$1,860.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$18.8	$23.6
Operating lease liabilities arising from obtaining right-of-use assets	$24.6	$9.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$2.9	$5.1
Liability for purchase of property and equipment	$15.5	$34.3
Liability incurred in connection with business acquisition	$—	$0.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements for the year ended December 31, 2021.

The condensed consolidated financial statements include the accounts of Fortinet, Inc. and its subsidiaries. We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2022.

Recently Adopted and Recently Issued Accounting Standards

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

2.     REVENUE RECOGNITION

We sell cybersecurity solutions to a variety of organizations, such as enterprises, communication service providers, government organizations and small to medium-sized enterprises. Our revenue consists of product and service revenue. Product revenue is generated by our Core Platform (previously referred to as FortiGate network security and other products), our Platform Extensions (previously referred to as Fortinet Security Fabric products and other products). Service revenue relates to sales of our security subscription services, which mainly consists of our FortiGuard security subscriptions, as well as our FortiCare technical support services and other services.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Product	$371.0	$240.7
Service:
Security subscription	312.9	255.3
Technical support and other	270.9	214.3
Total service revenue	583.8	469.6
Total revenue	$954.8	$710.3

Deferred Revenue

During the three months ended March 31, 2022 and 2021, we recognized $507.3 million and $417.9 million in service revenue that was included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.66 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $1.89 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $2.5 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively. Provisions, write-offs and recoveries were not material during the three months ended March 31, 2022 and 2021.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended March 31, 2022 and 2021 were $52.5 million and $39.7 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

The following tables summarize our available-for-sale securities (in millions):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$488.2	$—	$(1.4)	$486.8
Corporate debt securities	489.5	—	(5.0)	484.5
U.S. government and agency securities	410.5	—	(4.9)	405.6
Certificates of deposit and term deposits	164.8	—	(0.4)	164.4
Municipal bonds	5.3	—	(0.1)	5.2
Total available-for-sale securities	$1,558.3	$—	$(11.8)	$1,546.5

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$566.0	$—	$(0.2)	$565.8
Corporate debt securities	540.7	—	(1.2)	539.5
U.S. government and agency securities	356.1	—	(1.0)	355.1
Certificates of deposit and term deposits	169.1	—	(0.1)	169.0
Municipal bonds	5.4	—	—	5.4
Total available-for-sale securities	$1,637.3	$—	$(2.5)	$1,634.8

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	March 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$435.1	$(1.4)	$—	$—	$435.1	$(1.4)
Corporate debt securities	466.8	(5.0)	10.6	—	477.4	(5.0)
U.S. government and agency securities	405.7	(4.9)	—	—	405.7	(4.9)
Certificates of deposit and term deposits	149.8	(0.4)	—	—	149.8	(0.4)
Municipal bonds	5.2	(0.1)	—	—	5.2	(0.1)
Total available-for-sale securities	$1,462.6	$(11.8)	$10.6	$—	$1,473.2	$(11.8)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$288.0	$(0.2)	$—	$—	$288.0	$(0.2)
Corporate debt securities	494.4	(1.2)	—	—	494.4	(1.2)
U.S. government and agency securities	334.2	(1.0)	—	—	334.2	(1.0)
Certificates of deposit and term deposits	93.1	(0.1)	—	—	93.1	(0.1)
Municipal bonds	5.3	—	—	—	5.3	—
Total available-for-sale securities	$1,215.0	$(2.5)	$—	$—	$1,215.0	$(2.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	March 31, 2022	December 31, 2021
Due within one year	$1,185.7	$1,194.0
Due within one to three years	360.8	440.8
Total	$1,546.5	$1,634.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of equity and in comprehensive income.

Realized gains and losses on available-for-sale securities were insignificant in the periods presented.

Our marketable equity securities were $32.4 million and $38.6 million as of March 31, 2022 and December 31, 2021. The changes in fair value of our marketable equity securities are recorded in other expense, net on the condensed consolidated statements of income. We recognized $6.2 million loss during the three months ended March 31, 2022.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2022				December 31, 2021
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$522.7	$—	$522.7	$—	$580.3	$—	$580.3	$—
Corporate debt securities	487.9	—	487.9	—	542.5	—	542.5	—
U.S. government and agency securities	405.6	396.1	9.5	—	355.1	345.2	9.9	—
Certificates of deposit and term deposits	254.4	—	254.4	—	259.0	—	259.0	—
Money market funds	116.8	116.8	—	—	57.5	57.5	—	—
Municipal bonds	5.2	—	5.2	—	5.4	—	5.4	—
Marketable equity securities	32.4	32.4	—	—	38.6	38.6	—	—
Total	$1,825.0	$545.3	$1,279.7	$—	$1,838.4	$441.3	$1,397.1	$—

Reported as:
Cash equivalents	$246.1				$165.0
Marketable equity securities	32.4				38.6
Short-term investments	1,185.7				1,194.0
Long-term investments	360.8				440.8
Total	$1,825.0				$1,838.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022 and year ended December 31, 2021.

4.     INVENTORY

Inventory consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Raw materials	$39.1	$40.2
Work in process	8.3	9.8
Finished goods	137.2	125.8
Inventory	$184.6	$175.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Land	$250.4	$204.5
Buildings and improvements	459.2	416.2
Computer equipment and software	188.0	176.1
Leasehold improvements	41.8	40.1
Evaluation units	14.8	15.6
Furniture and fixtures	28.5	26.9
Construction-in-progress	31.3	19.9
Total property and equipment	1,014.0	899.3
Less: accumulated depreciation	(227.5)	(211.7)
Property and equipment—net	$786.5	$687.6

Depreciation expense was $19.1 million and $14.0 million during the three months ended March 31, 2022 and 2021, respectively.

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

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $8.5 million for the three months ended March 31, 2022, and has been recorded in loss from equity method investment on the condensed consolidated statements of income.

As of March 31, 2022 and December 31, 2021, the investment was included in other assets on our condensed consolidated balance sheets. Transaction costs related to this investment were not material.

7.     BUSINESS COMBINATIONS

2021 Acquisitions

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our Core Platform and

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Platform Extension functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

Under the acquisition method of accounting in accordance with ASC 805, the total purchase price was allocated to Alaxala’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The following table provides the assets acquired and liabilities assumed as of the date of acquisition:

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

Developed technology relates to Alaxala’s network equipment. We valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cost savings that are expected to be realized by the owner of the royalty granted in exchange for the use of the asset. The economic useful life was

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

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

	Three Months Ended
	March 31, 2021	March 31, 2020
Pro forma revenue	$746.6	$612.6
Pro forma net income attributable to Fortinet, Inc.	$107.6	$101.4

ShieldX Networks, Inc.

On March 10, 2021, we closed an acquisition of certain assets and liabilities of ShieldX Networks Inc. (“ShieldX”), a provider of a security platform focusing on protecting multi-cloud data centers from the risk of lateral movement that can lead to attacks such as ransomware, data loss and service disruption, for $10.8 million in cash, of which, $6.2 million was allocated to goodwill.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2021	$125.1
Foreign currency translation adjustments	(1.3)
Balance—March 31, 2022	$123.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no impairments to goodwill during the three months ended March 31, 2022 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$80.8	$42.1	$38.7
Customer relationships	5.9	21.6	12.5	9.1
Trade name	10.0	5.7	0.3	5.4
Backlog	1.0	4.5	2.6	1.9
Total other intangible assets—net		$112.6	$57.5	$55.1

	December 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$82.2	$38.0	$44.2
Customer relationships	6.0	22.2	11.9	10.3
Trade name	10.0	6.1	0.2	5.9
Backlog	1.0	4.8	1.6	3.2
Total other intangible assets—net		$115.3	$51.7	$63.6

Amortization expense was $6.4 million and $3.4 million during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2022 (the remainder of 2022)	$15.8
2023	15.7
2024	11.0
2025	5.8
2026	1.3
Thereafter	5.5
Total	$55.1

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income including non-controlling interests	$138.3	$107.2
Net income attributable to non-controlling interests	(0.1)	—
Net income attributable to Fortinet, Inc.	$138.4	$107.2

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	160.7	163.0
Diluted shares:
Weighted-average common stock outstanding-basic	160.7	163.0
Effect of potentially dilutive securities:
RSUs	1.7	2.0
Stock options	1.8	1.4
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	164.2	166.4
Net income per share attributable to Fortinet, Inc.:
Basic	$0.86	$0.66
Diluted	$0.84	$0.64

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
RSUs	0.1	0.4
Stock options	0.2	0.3
Total	0.3	0.7

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of March 31, 2022 and December 31, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2022	December 31, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				11.1	11.6
Total long-term debt				$988.9	$988.4

As of March 31, 2022 and December 31, 2021, we accrued interest payable of $0.7 million and $4.7 million, and there are no financial covenants with which we must comply. During the three months ended March 31, 2022 and 2021 we recorded $4.5 million and $1.3 million of total interest expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the three months ended March 31, 2022 and 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $899.5 million, including accrued and unpaid interest, as of March 31, 2022. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

11.     MUTUAL COVENANT-NOT-TO-SUE AND RELEASE AGREEMENT

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

During each of the three months ended March 31, 2022 and 2021, we recorded $1.1 million gain on IP matter in our condensed consolidated statements of income. We had $4.1 million in accrued liabilities and $5.2 million in accrued liabilities and other liabilities in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

12.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2022 (in millions):

	Total	2022	Thereafter
Inventory purchase commitments	$1,372.6	$1,283.3	$89.3

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and other market conditions.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers which are non-cancelable. As of March 31, 2022 and December 31, 2021, we had $1.37 billion and $1.14 billion, respectively, of open purchase orders with our independent contract manufacturers that are non-cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of firm and non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of March 31, 2022 and December 31, 2021, we had $114.4 million and $126.7 million, respectively, in other contractual commitments having a remaining term in excess of one year that are non-cancelable and an additional $85.4 million and $68.9 million, respectively, in contractual commitments for operating lease liabilities.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any IP litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount.

In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. We have settled and paid $10.0 million in cash, of which $5.6 million was related to the dismissal of lawsuit and was expensed as a general and administrative expense, and $4.4 million was deferred and will be expensed over time as royalty cost of revenue. Litigation loss contingency accruals associated with other outstanding cases were not material as of March 31, 2022 and December 31, 2021.

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

13.     EQUITY

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of March 31, 2022, there were a total of 11.4 million shares of common stock available for grant under the Amended Plan.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2021	3.2	$136.08
Granted	0.4	310.54
Forfeited	(0.1)	157.04
Vested	(0.6)	110.99
Balance—March 31, 2022	2.9	$166.60

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2022, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $449.7 million, with a weighted-average remaining vesting period of 2.8 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Shares withheld for taxes	0.2	0.3
Amount withheld for taxes	$64.8	$41.4

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2022	March 31, 2021
Expected term in years	4.4	4.4
Volatility	41.0%	39.5%
Risk-free interest rate	1.8%	0.5%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	2.7	$92.87	4.0	$729.9
Granted	0.3	310.54
Forfeited	—	178.88
Exercised	(0.1)	86.37
Balance—March 31, 2022	2.9	$112.70
Options vested and expected to vest—March 31, 2022	2.9	$112.70	4.0	$655.3
Options exercisable—March 31, 2022	1.8	$66.68	3.0	$482.4

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on March 31, 2022 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2022, total compensation expense related to unvested stock options granted to employees but not yet recognized was $67.0 million, with a weighted-average remaining vesting period of 3.1 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-average fair value per share granted	$111.62	$56.49
Intrinsic value of options exercised	$29.9	$22.3
Fair value of options vested	$10.2	$7.0

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of product revenue	$0.4	$0.4
Cost of service revenue	4.5	3.5
Research and development	15.1	13.0
Sales and marketing	26.7	26.8
General and administrative	7.2	6.3
Total stock-based compensation expense	$53.9	$50.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
RSUs	$48.3	$45.8
Stock options	5.6	4.2
Total stock-based compensation expense	$53.9	$50.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Income tax benefit associated with stock-based compensation	$11.8	$11.0

Share Repurchase Program

In October 2021, under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors approved a $1.25 billion increase and extended the term to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended March 31, 2022, we repurchased 2.3 million shares of common stock under the Repurchase Program in open-market transactions at a weighted-average price of $304.13 per share for an aggregate purchase price of $691.2 million. As of March 31, 2022, $829.6 million remained available for future share repurchases under the Repurchase Program.

14.    INCOME TAXES

Our effective tax rate was negative 6% for the three months ended March 31, 2022, compared to an effective tax rate of 10% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended March 31, 2022 and 2021 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $38.5 million and $35.7 million, respectively. The tax rate for the three months ended March 31, 2022 was impacted by a tax benefit of $14.4 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $32.2 million. The tax rate for the three months ended March 31, 2021 was impacted by a tax benefit of $7.3 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $16.2 million. The change of effective tax rate from March 31, 2021 to March 31, 2022 primarily resulted from the increase in the FDII deduction and excess tax benefits from stock-based compensation expense.

As of March 31, 2022 and December 31, 2021, unrecognized tax benefits were $75.6 million and $73.3 million, respectively. If recognized, $67.6 million of the unrecognized tax benefits would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2022 and December 31, 2021, accrued interest and penalties were $14.4 million and $13.3 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $19.0 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2015. We are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We currently

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

On September 29, 2020, the United States Department of the Treasury (the “U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ended on or after December 16, 2019, except as otherwise specified. On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime, which did not have a material impact on our consolidated financial statements as of December 31, 2021. On January 4, 2022, the U.S. Treasury and the IRS published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. These final regulations adversely impact our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. These final regulations increased our tax expense in the three months ended March 31, 2022 by approximately $4.1 million.

15.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make tax-deductible contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2022 and 2021 were $3.4 million and $2.7 million, respectively.

16.     SEGMENT INFORMATION

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2022	March 31, 2021
Americas:
United States	$285.8	$212.5
Other Americas	96.8	78.4
Total Americas	382.6	290.9
Europe, Middle East and Africa (“EMEA”)	346.0	275.7
Asia Pacific (“APAC”)	226.2	143.7
Total revenue	$954.8	$710.3

Property and Equipment—net	March 31, 2022	December 31, 2021
Americas:
United States	$562.2	$472.4
Canada	174.9	170.9
Latin America	1.4	1.6
Total Americas	738.5	644.9
EMEA	31.2	31.0
APAC	16.8	11.7
Total property and equipment—net	$786.5	$687.6

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2022	March 31, 2021
Distributor A	29%	32%
Distributor B	14%	*
Distributor C	13%	11%
* Represents less than 10%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2022	December 31, 2021
Distributor A	29%	33%
Distributor B	13%	13%
Distributor C	13%	13%

17.     SUBSEQUENT EVENTS

Common Stock Split

On April 14, 2022, our Board of Directors approved a five-for-one forward stock split of our common stock, conditioned on obtaining stockholder approval at our upcoming 2022 Annual Meeting of Stockholders to be held on June 17, 2022 (the “Stock Split”). If approved by our stockholders, the Stock Split would be effected through an amendment and restatement of our amended and restated certificate of incorporation.

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

•effects of the war in Ukraine, related macroeconomic effects and the impact of our decision to suspend operations in Russia;

•effects of increased inflation in certain geographies;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated cybersecurity platform products and services providing a mesh architecture, which feature automated protection, detection and response along with consolidated visibility across both Fortinet developed solutions and a broad ecosystem of third-party solutions and technologies. Our cybersecurity platform portfolio leverages a common operating system or integration to this operating system across our product offerings and helps organizations better secure their environments and reduce their security and network complexities. The Fortinet operating system has an open architecture designed to integrate Fortinet solutions with third-party solutions in a single ecosystem, enabling automated detection and response across the attack surface.

Our product offerings consist of our Core Platform (previously referred to as FortiGate network security physical and virtual products) and our Platform Extension (previously referred to as non-FortiGate physical and virtual, software and cloud-hosted products). In addition to high performing security and networking features, we offer a rich set of cloud-delivered security services that can be added to Platform Extension products and customized to the organization’s use cases.

Our cloud- and hosted- Platform Extension products and services include sandboxing, endpoint detection and response (“EDR”), email security, web application and API security and cloud networking security as well as management and analytics.

Our FortiGuard security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver coordinated protection for the ever-expanding attack surface through Core Platform appliance and virtual machine as well as all Platform Extension products that are registered by the end-customer.

Our FortiCare services provide both technical support and professional services to help our customers deploy, maintain, and operationalize Fortinet’s Core Platform and Platform Extension products and services.

Our proprietary Security Processing Units (“SPUs”) are Application-Specific Integrated Circuits that are implemented in our physical Core Platform appliances and are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, software-defined wide-area network (“SD-WAN”), network address translation, Intrusion Prevention Systems (“IPS”), threat detection and encryption. We also provide virtualized Security Processing Units (“vSPUs”) across our Core Platform virtual appliances to deliver similar accelerated capabilities when run in virtualized environments.

Our FortiOS operating system provides the foundation for the operation of all Core Platform and Platform Extension products, whether physical, virtual, private- or public-cloud based. FortiOS directs the operations of processors and SPUs and provides system management functions. We make regular updates to FortiOS available through our FortiCare support services.

Networking functionality and security capabilities are integrated into the FortiOS operating system to run both the Core Platform and Platform Extension capabilities of Fortinet’s cybersecurity mesh architecture. This approach to security combines discrete security solutions together into an integrated operating system which provides centralized management, visibility, automation and intelligence sharing to simplify operations and respond rapidly to threats.

The focus areas of our business consist of:

•Secure Networking—Our Security-Driven Networking solutions enables the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), software-defined wide area network (“SD-WAN”), LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). We derive a majority of product sales from our Core Platform network security appliances. Core Platform network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide area network (“SD-WAN”), Intrusion Prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for Core Platform security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Security Processing Units (“SPUs”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-Fi access points and switches, Fortinet helps organizations secure their networks across campuses, branches and work-from-home deployments.

•Zero Trust Access—Fortinet’s Platform Extension products and services extend beyond the network to create a cybersecurity mesh architecture to cover other attack vectors. Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for work from anywhere (“WFA”). Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken. Additionally, the proliferation of operational technology (“OT”) and internet of things (“IoT”) devices has generated new opportunities for us to grow our business. Our network access control solutions provide visibility, control and automated event responses in order to secure OT and IoT devices.

•Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, bring our Platform Extension products and services into and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also secures applications, including email and web. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•Security Operations—We develop and provide a range of products and services that enable the security operations center (“SOC”) teams to identify, investigate and remediate potential incidents in which cybercriminals bypass prevention-oriented controls. Given the breadth of the attack surface to monitor, as well as the volume and sophistication of cyber threats, artificial intelligence is a key part of these offerings, which include: FortiGuard and other security subscription services, modern endpoint security with EDR, a range of breach-protection technologies plus our security information and event management (“SIEM”) and security orchestration, automation and response (“SOAR”), all of which can be applied across the entire set of Platform Extension products and services. These solutions automatically deliver security intelligence and insights that enable organizations to protect against and respond to threats faster through integration with Fortinet and third-party controls.

•Security as a Service—Our customers purchase our natively integrated FortiGuard security subscription services as an add-on to products and solutions across the Platform Extension products and services with the goal of receiving real-time threat intelligence and protection updates. The rich set of FortiGuard services is built from the ground up to provide comprehensive protection for users and applications, including market leading offerings for IPS, Web, video and DNS filtering, AV and cloud sandbox as well as OT and IoT Security. The FortiGuard security services are provided from our FortiGuard Labs and cloud-delivered to provide real-time unified protection across network endpoint and cloud. FortiCare technical support services and the support of technical account managers, resident engineers and professional service consultants for implementations or training services.

•Support and Professional Services—Fortinet offers technical support, FortiOS updates and extended product warranty through our FortiCare support services. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement. Our professional service offerings include resident engineers and professional service consultants for implementations or trainings.

Financial Highlights

•Total revenue was $954.8 million during the three months ended March 31, 2022, an increase of 34%, compared to $710.3 million in the same period last year. Product revenue was $371.0 million during the three months ended March 31, 2022, an increase of 54%, compared to $240.7 million in the same period last year. Service revenue was $583.8 million during the three months ended March 31, 2022, an increase of 24%, compared to $469.6 million in the same period last year.

•Total gross profit was $701.0 million during the three months ended March 31, 2022, an increase of 27%, compared to $553.7 million in the same period last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $2.50 billion as of March 31, 2022.

•During the three months ended March 31, 2022, we repurchased 2.3 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $691.2 million.

•Deferred revenue was $3.66 billion as of March 31, 2022, an increase of $205.0 million, or 6%, from December 31, 2021. Short-term deferred revenue was $1.89 billion as of March 31, 2022, an increase of $115.9 million, or 7%, from December 31, 2021.

•We generated cash flows from operating activities of $396.1 million during the three months ended March 31, 2022, an increase of $80.2 million, or 25%, compared to the same period last year.

•Total bookings were $1.28 billion during the three months ended March 31, 2022, an increase of 50% compared to $851.6 million in the same period last year. We define bookings as the total value of all orders received during the period.

•Backlog was $278.3 million as of March 31, 2022, an increase of $116.4 million compared to $161.9 million as of December 31, 2021. Backlog represents orders received but not fulfilled and excludes backlog related to Alaxala’s products and services of $48.7 million.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended March 31, 2022, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 40%, 36% and 24% of our total revenue, respectively, and increased by 32%, 25% and 57% compared to the same periods last year, respectively.

Our revenue growth was driven by strong product revenue performance. Product revenue grew 54% during the three months ended March 31, 2022, compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape. Core Platform products accounted for more than half of the product revenue growth during the three months ended March 31, 2022. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We experienced strong product revenue growth across many of our Platform Extension products, including our OT solutions, secure access products and software licenses. The impact of the increase in backlog was seen in Core Platform and Platform Extension products. Service revenue growth of 24% during the three months ended March 31, 2022, compared to the same period last year, was driven by the strength of our FortiCare technical support and other service revenue which grew 26%. FortiGuard and other security subscription revenue, grew 23%.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2022, approximately 50% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating margin decreased by 1.3 percentage points during the three months ended March 31, 2022 compared to the same period last year. Headcount increased to 10,860 employees and contractors as of March 31, 2022, a 7% increase compared to 10,195 as of December 31, 2021.

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

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three months ended March 31, 2022. Conversely, some aspects of our business do not appear to have been significantly affected. During the three months ended March 31, 2022, we have observed the following:

•We have seen continued supply chain challenges, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we do not have enough inventory to promptly meet all demand for all products.

•In many countries, our employees’ ability to travel has been reduced. Certain in-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions start to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of March 31, 2022, we have started to see an increase in such expenses as compared to the same period last year.

•In order to mitigate supply chain disruption and other supply chain risks and in anticipation of future demand, we increased our commitments with certain suppliers to secure capacity, and are meeting regularly with our contract manufacturers and component suppliers to manage future commitments, address component shortages and monitor delivery. We have also transitioned primarily to air shipping to avoid port congestion and extended ocean freight time.

Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience component, shipping or inventory challenges, it will negatively impact billings and product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Recent Events

Due to the war in Ukraine and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. At the beginning of the war in Ukraine in late February 2022, we experienced immediate reductions in orders from Russia. On March 7, 2022, we announced that we were suspending sales, support and other operations in Russia.

Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three months ended March 31, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, its effect on the economy, its impact to the businesses of our customers and distributors, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “The war in Ukraine and our suspension of operations in Russia have affected and may continue to affect our business.”

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to large service providers and major systems integrators. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including education, financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of Core Platform as well as Platform Extension products, depending on the end-customer’s size and security requirements.

We also offer our products hosted in our own data centers and through major cloud providers, and have recognized revenue on a usage basis from Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy it in third-party clouds or in their private cloud.

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

Key Metrics

We monitor several key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table:

	Three Months Ended Or As Of
	March 31, 2022	March 31, 2021
	(in millions)
Revenue	$954.8	$710.3
Deferred revenue	$3,657.9	$2,745.6
Billings (non-GAAP)	$1,159.8	$850.6
Net cash provided by operating activities	$396.1	$315.9
Free cash flow (non-GAAP)	$273.5	$263.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $3.66 billion as of March 31, 2022, an increase of $205.0 million, or 6%, from December 31, 2021.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.16 billion for the three months ended March 31, 2022, an increase of 36% compared to $850.6 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Billings:
Revenue	$954.8	$710.3
Add: Change in deferred revenue	205.0	140.3
Total billings (non-GAAP)	$1,159.8	$850.6

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the face of the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$396.1	$315.9
Less: Purchases of property and equipment	(122.6)	(52.1)
Free cash flow (non-GAAP)	$273.5	$263.8
Net cash used in investing activities	$(45.4)	$(473.5)
Net cash provided by (used in) financing activities	$(746.0)	$956.0

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$371.0	39%	$240.7	34%	$130.3	54%
Service	583.8	61	469.6	66	114.2	24
Total revenue	$954.8	100%	$710.3	100%	$244.5	34%
Revenue by geography:
Americas	$382.6	40%	$290.9	41%	$91.7	32%
EMEA	346.0	36	275.7	39	70.3	25
APAC	226.2	24	143.7	20	82.5	57
Total revenue	$954.8	100%	$710.3	100%	$244.5	34%

Total revenue increased by $244.5 million, or 34%, during the three months ended March 31, 2022 compared to the same period last year. We continued to experience largely organic revenue growth (i.e. revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with Americas contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $130.3 million, or 54%, during the three months ended March 31, 2022 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape and included the benefit of certain pricing actions, largely in the second half of 2021. Core Platform products accounted for more than half of the product revenue growth in the three months ended March 31, 2022. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We also experienced strong revenue growth across many Platform Extension products, including OT solutions and other secure access.

Service revenue increased by $114.2 million, or 24%, during the three months ended March 31, 2022 compared to the same period last year. FortiGuard security subscription and FortiCare and other technical support and other revenues increased by $57.6 million, or 23%, and by $56.6 million, or 26%, respectively, during the three months ended March 31, 2022 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud based environments as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the three months ended March 31, 2022, 87% was included in the deferred revenue balance as of December 31, 2021. Of the service revenue recognized during the three months ended March 31, 2021, 89% was included in the deferred revenue balance as of December 31, 2020.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$161.0	$91.3	$69.7	76%
Service	92.8	65.3	27.5	42
Total cost of revenue	$253.8	$156.6	$97.2	62%
Gross margin (%):
Product	56.6%	62.1%
Service	84.1	86.1
Total gross margin	73.4%	78.0%

Total gross margin decreased by 4.6 percentage points during the three months ended March 31, 2022 compared to the same period last year, driven by the consolidation of Alaxala and a change in revenue mix to lower margin product revenue from higher margin service revenue. Revenue mix shifted by 5.1 percentage points from service revenue to product revenue, as a percentage of total revenue. Total gross margin also reflected a decline in product gross margin and services gross margin.

Product gross margin decreased by 5.5 percentage points during the three months ended March 31, 2022 compared to the same period last year. The decrease in product margin is driven by higher product costs and expedite fees due to supply chain constraints and the consolidation of Alaxala, partially offset by higher average selling prices. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 2.0 percentage points during the three months ended March 31, 2022 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The decrease in service gross margin was primarily impacted by our consolidation of Alaxala and our data center expansion.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2022		March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$124.9	13%	$97.2	14%	$27.7	28%
Sales and marketing	387.6	41	304.0	43	83.6	28
General and administrative	38.6	4	32.0	5	6.6	21
Gain on IP matter	(1.1)	—	(1.1)	—	—	—
Total operating expenses	$550.0	58%	$432.1	61%	$117.9	27%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased by $27.7 million, or 28%, during the three months ended March 31, 2022 compared to the same period last year, primarily due to an increase of $19.3 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $7.7 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2022.

Sales and marketing

Sales and marketing expense increased by $83.6 million, or 28%, during the three months ended March 31, 2022 compared to the same period last year, primarily due to an increase of $56.7 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases. In addition, we incurred increases in marketing-related expense of $9.5 million, travel expense of $6.7 million and depreciation and other occupancy expense of $4.4 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2022.

General and administrative

General and administrative expense increased by $6.6 million, or 21%, during the three months ended March 31, 2022 compared to the same period last year, primarily due to an increase in personnel-related costs of $4.6 million, an increase in depreciation and other occupancy-related costs of $1.0 million. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2022.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended March 31, 2022 and 2021, we recorded $1.1 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income. See Note 11 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the gain on IP matter.

Operating income and margin

We generated operating income of $151.0 million during the three months ended March 31, 2022, an increase of $29.4 million, or 24%, compared to $121.6 million in the same period last year. Operating income as a percentage of revenue was 16% during the three months ended March 31, 2022, compared to 17% in the same period last year. The decrease in operating margin is primarily due to 4.6 percentage points decrease in gross margin, partially offset by 2.2 percentage points, 0.6 percentage point and 0.5 percentage point decreases in sales and marketing expense, research and development expense, general and administrative expense as percentage of revenue, respectively.

Interest income, interest expense and other income—net

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
	(in millions, except percentages)
Interest income	$1.3	$1.1	$0.2	18%
Interest expense	$(4.5)	$(1.3)	$(3.2)	246%
Other expense—net	$(9.1)	$(2.0)	$(7.1)	355%

Interest income increased by $0.2 million during the three months ended March 31, 2022 compared to the same period last year, as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $3.2 million during the three months ended March 31, 2022 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. Other expense—net increased by $7.1 million during the three months ended March 31, 2022 compared to the same period last year, primarily due to an increase of $6.5 million loss on marketable equity securities and an increase of $2.3 million of foreign currency exchange loss, partially offset by net rental income of $1.9 million from real estate.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	March 31, 2022	March 31, 2021
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(8.1)	$12.2	$(20.3)	(166)%
Effective tax rate (%)	(6)%	10%

Our effective tax rate was negative 6% for the three months ended March 31, 2022 compared to an effective tax rate of 10% for the same period last year. The benefit from income taxes for the three months ended March 31, 2022 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $38.5 million, which were favorably affected by a tax benefit of $14.4 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $32.2 million.

The provision for income taxes for the three months ended March 31, 2021 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $35.7 million, which were offset by a tax benefit of $7.3 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $16.2 million.

Liquidity and Capital Resources

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$923.5	$1,319.1
Short-term and long-term investments	1,546.5	1,634.8
Marketable equity securities	32.4	38.6
Total cash, cash equivalents, investments and marketable equity securities	$2,502.4	$2,992.5
Working capital	$697.8	$1,282.5

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Net cash provided by operating activities	$396.1	$315.9
Net cash used in investing activities	(45.4)	(473.5)
Net cash provided by (used in) financing activities	(746.0)	956.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase (decrease) in cash and cash equivalents	$(395.6)	$798.4

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuance of common stock, investment grade debt issuance and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures, business acquisitions and the timing of inventory deliveries.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, market or industry changes, macroeconomic events such as the COVID-19 pandemic, supply chain capacity and disruptions, international conflicts, including the war in Ukraine, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to our employees and to vary based on our share price.

In October 2021, our board of directors authorized a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount of authorized to be repurchased to $4.25 billion of our outstanding common stock through February 28, 2023. During the three months ended March 31, 2022, we repurchased 2.3 million shares of common stock under the Repurchase Program for an aggregate purchase price of $691.2 million. As of March 31, 2022, $829.6 million remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We expect to continue to increase our office and warehouse capacity to support growth. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between $150.0 million and $180.0 million in the rest of 2022.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire these Notes early. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes. As of March 31, 2022, the long-term debt, net of unamortized discount and debt issuance costs, was $988.9 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. These purchase commitments totaled $1.37 billion as of March 31, 2022. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2022, we had $114.4 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 other than as of March 31, 2022 we had additional minimum lease payments of $39.7 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2022 and will have lease terms of approximately one to six years.

As of March 31, 2022, our cash, cash equivalents, short-term and long-term investments and marketable equity securities of $2.50 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $143.9 million as of March 31, 2022 and $132.4 million as of December 31, 2021.

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

As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-

based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred tax assets, accrued liabilities and deferred contract costs.

Our operating activities during the three months ended March 31, 2022 provided cash flows of $396.1 million as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase in our deferred revenue. Our total deferred revenue balance grew $205 million, or 6%, during the three months ended March 31, 2022.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease versus ownership decision related to our larger facilities, we have considered various factors including financial metrics and the impact on our engineers and other employees. In certain cases, we have elected to own a facility if we believed that ownership rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the three months ended March 31, 2022, cash used in investing activities was $45.4 million, driven by $122.6 million of purchases of property and equipment and $77.2 million spent for purchases of investments, net of maturities and sales of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan and the issuance of long-term notes, net of discount and underwriting.

During the three months ended March 31, 2022, cash used in financing activities was $746.0 million, primarily driven by $691.2 million used to repurchase shares of our common stock and $53.8 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2022 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

We are subject to various claims, complaints and legal actions that arise from time to time. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

•economic conditions, including macro-economic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, the war in Ukraine, the COVID-19 pandemic or other factors;

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as the COVID-19 pandemic, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks;

•inventory management;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog and may be impacted by the COVID-19 pandemic and supply chain constraints in ways that we are not able to foresee;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the effects of our suspension of operations in Russia;

•the timing of channel partner and end-customer orders, market acceptance of our price increases, and our reliance on a concentration of shipments at the end of each quarter;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to the COVID-19 pandemic, the war in Ukraine and other factors;

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

•the mix of products sold, such as the mix between Core Platform and Platform Extension solutions, and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product lifecycles or refresh cycles;

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks;

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

•the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors, or the acceleration of orders in response to our announced or expected price list increases;

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

•our ability to obtain and maintain permits, clearances and certifications that are applicable to our ability to conduct business with the public sector, including the U.S. federal government, and other sectors;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine and any disruption and negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

The COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business in a significant way, for example, through product and component shortages or negative impact on demand.

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components and properly manage costs, and our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of business, supply chain and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. We are experiencing ongoing product and component shortages, which have resulted in, and which we expect will continue to result in, extended lead times of certain products and significant disruption to our production schedule and predictability. In fact, certain of our contract manufacturers and component suppliers have de-committed from their scheduled delivery dates and product and component delivery commitments. We also have experienced and expect to continue to experience increased component costs, which have negatively impacted our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the COVID-19 pandemic continues to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, including based on the effects of ongoing or increased inflation or possible stagflation in certain geographies, geopolitical instability and uncertainty, or a reduction in information technology spending regardless of macro-economic conditions, the effects of the COVID-19 pandemic and the impact of the war in Ukraine, each could have a material adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, our suspension of operations in Russia, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a recession in the global economy, the war in Ukraine, or other factors, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 29% of our total net accounts receivable as of March 31, 2022.

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

Six distributor customers accounted for 64% of our total net accounts receivable in the aggregate. See Note 16. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. In addition to other risks associated with the concentration of accounts receivable and revenue from these distributors, our largest distributor is a private equity-backed company and we may not have sufficient information to assess its financial condition and, accordingly, if it was to experience financial difficulties, we might not have advance notice. Additionally, our largest distributor may face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

We provide sales channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including our largest distributor, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our product and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of Core Platform appliances or our Platform Extension products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

As of March 31, 2022, we had an aggregate of $988.9 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•economic or political instability in foreign markets, such as any economic or political instability caused by economic downturns and wars, such as the war in Ukraine and any expansion thereof;

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

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks;

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

The war in Ukraine and any expansion thereof, and our suspension of operations in Russia have affected and may continue to affect our business

The war in Ukraine and resulting disruption are ongoing and likely to continue, and may expand into other regions. Some of the impacts and potential impacts of the war Ukraine and possible expansion thereof include, but are not limited to:

•reduction of sales and revenue based on our suspension of operations and sales in Russia;

•difficulty in business planning and forecasting due to the uncertainty of the impact of the war on aspects of our business, such as on our distributors, resellers, end-customers and suppliers;

•uncertainty and disruption in the general demand environment, including Russia, Belarus, and Ukraine, which could reduce demand by distributors;

•increased costs and the diversion of management’s attention related to oversight of our international operations;

•failure of Russian distributors to pay outstanding accounts receivables owed to us;

•retaliatory actions by Russia or other countries against us and other Western companies that chose to limit or remove business operations in the region;

•increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam and fake accounts, cyber-attacks, or other illegal activity conducted generally by bad actors seeking to take advantage of us, our distributors, resellers or end-customers;

•any devaluation of local currency or other inflationary effects caused by the impact of sanctions and other macroeconomic effects of the war; and

•significant volatility and disruption of global financial markets and negative impact to global and regional economies.

Sanctions and trade control measures that have been implemented against Russia and Belarus, and others that may be implemented, are complex and still evolving. Our efforts to comply with such measures may be costly, time consuming and divert the attention of management. Any alleged or actual failure to comply with these measures as we work to suspend our business operations in Russia may subject us to government scrutiny, civil or criminal proceedings, sanctions, and other liabilities, which may have a material adverse effect on our international operations, financial condition, and results of operations.

Any of the above-mentioned factors could adversely affect our business, prospects, financial condition and results of operations. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services; and

•rules and regulations applicable to certain government sales, including U.S. General Service Administration regulations and certain third-party security certifications, and changes to such rules and regulations that may require us to make operational changes in order to obtain the necessary approvals to sell to government agencies.

Government spending may also be negatively impacted by the COVID-19 pandemic.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. government agencies, and any future sales to government organizations is uncertain. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit, other review or unfavorable determination related to any government clearance of certification could result in the government’s refusing to continue buying our products and services, a limitation and reduction of government purchases of our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Further, any refusal to grant certain certifications or clearances by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies, governments and businesses and cause them to not buy our products and services and/or lead to a decrease in demand for our products generally. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high-cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government and may not successfully obtain all certifications or clearances required for certain U.S. government purchases.

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

Managing our inventory is complex, especially given current supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, the time required to source components including chips and other components, and manufacture or ship certain products has increased, and so we expect inventory shortfalls to continue and costs to manufacture and ship on-time to continue to increase. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted.

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

•failure to have the appropriate research and development expertise and focus to make our top strategic Platform Extension products successful;

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 86% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We may be adversely affected by the effects of inflation or stagflation

Inflation or possible stagflation in certain regions has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall product cost structure, and this can negatively impact our business particularly if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience component, product and shipping cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity will be materially adversely affected. And, even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. Inflation and any economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network chips from Broadcom, Marvell and Intel, and memory devices from Intel, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Our manufacturing partners have experienced long lead times for the purchase of components incorporated into our products. Lead times for components may be adversely impacted by factors outside of our control such as global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic, and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, critical infrastructure attacks and other factors. Our reliance on a limited number of suppliers involves several additional risks, including:

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

Because our products and services are complex, they have contained and may contain defects or errors that are not detected until after their commercial release and deployment by our customers. Defects or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Additionally, any perception that our products have product vulnerabilities, whether or not accurate, may cause reputation harm. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Moreover, business models based on a subscription software as a service (“SaaS”), cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future viability of SaaS business models and the future demand for such models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

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

From time to time we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion. In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. Please refer to Note 12. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology or IP and sales force into our existing business and operations, and the acquisitions may negatively impact our financial results. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. The results of certain businesses that we invest in, such as Linksys Holdings, Inc. (“Linksys”), are, or may in the future, be reflected in our operating results, and we depend on these companies to provide us financial information in a timely manner in order to meet our financial reporting requirements. We may experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues, and we may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could result in negative impact to our operating results and impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons, such as the sanctions and trade restrictions that have been implemented against Russia and Belarus. Even though we take precautions to prevent our product from being shipped to U.S. sanctions targets, our products could be shipped to those targets by our channel partners, despite such precautions. Any such shipment could have negative consequences including government investigations and penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

The EU RoHS Directive and the similar laws of other jurisdictions ban or restrict the presence of certain hazardous substances such as lead, mercury, cadmium, hexavalent chromium and certain fire-retardant plastic additives in electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs, costs associated with assuring the supply of compliant components. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible one or more of these use exemptions will be revoked in the future. Additionally, although some of the EU RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us and/or disrupt our operations or logistics.

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a Substances of Concern In articles as such or in complex objects (Products) (“SCIP”) database containing information on Substances of Very High Concern (“SVHC”) in articles and in complex objects. The SCIP database is established under the WFD and managed by the European Chemicals Agency (“ECHA”). We have incurred costs in order to comply with this new requirement.

The EU’s WEEE Directive, which requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Although currently our EU international channel partners are responsible for the requirements of this directive as the importer of record in most of the European countries in which we sell our products, changes in interpretation of the regulations may cause us to incur costs or have additional regulatory requirements in the future to meet in order to comply with this directive, or with any similar laws adopted in other jurisdictions including United States.

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

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target carbon neutrality on Scope 1 and 2 emissions resulting from our owned facilities worldwide by 2030, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC has also proposed a draft rule that requires climate disclosures in financial filings. To the extent the SEC proposals becomes effective for our company, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2022, the closing price of our common stock ranged from $269.72 to $347.48 per share.

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

As of March 31, 2022, $829.6 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to ship products and could result in delays and reductions in billings and revenues, and the COVID-19 pandemic will negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended March 31, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	1.7	$311.07	1.7	$1,005.4
February 1 - February 28, 2022	0.1	$294.51	0.1	$973.2
March 1 - March 31, 2022	0.5	$283.49	0.5	$829.6
Total	2.3	$304.13	2.3

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2022

FORTINET, INC.

By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

FORTINET, INC.

By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)