Form 10-Q
period 2022-06-30
Fortinet, Inc.
filed 2022-08-05
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of July 29, 2022, there were 788,520,766 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

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

•The COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business in a significant way, for example, through product and component shortages, longer product lead times, changes in customer buying-behavior including delays in service contract registrations, accelerating or delaying purchases, changes in the mix of backlog and the related margins or a negative impact on demand.

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

•Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels or delay collections and the related addition to free cash flow.

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

•A portion of our revenue is generated by sales to government organizations and customers, which are subject to a number of regulatory requirements, challenges and risks.

•We face intense competition in our market and we may not maintain or improve our competitive position.

•Insufficient inventory or components, including finished goods, chips and other components, and including component or inventory shortages related to the COVID-19 pandemic, manufacturer’s capacity, shipping challenges, delays in timing of receipts of inventory, or other factors affecting the global supply chain, may result in lost sales opportunities or delayed billings and revenue and increased costs, and may harm our gross margins and our product price increases designed to help mitigate lower gross margins may not be acceptable to customers.

•We depend on third-party manufacturers to provide various components for our products and build our products and are susceptible to manufacturing delays, capacity constraints and cost increases.

•We may be adversely affected by the effects of inflation or stagflation in certain geographies and by the effects of an economic downturn and possible recession.

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

•Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, could seriously harm our competitive position and could negatively affect our financial condition and results of operations. In addition, any potential future impairment of the value of our investment in Linksys Holdings, Inc. (“Linksys”) could negatively affect our financial condition and results of operations.

•Investors’ and regulators’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710.0	$1,319.1
Short-term investments	1,020.6	1,194.0
Marketable equity securities	24.3	38.6
Accounts receivable—net	919.5	807.7
Inventory	195.2	175.8
Prepaid expenses and other current assets	83.3	65.4
Total current assets	2,952.9	3,600.6
LONG-TERM INVESTMENTS	188.5	440.8
PROPERTY AND EQUIPMENT—NET	814.6	687.6
DEFERRED CONTRACT COSTS	456.9	423.3
DEFERRED TAX ASSETS	480.2	342.3
GOODWILL	121.3	125.1
OTHER INTANGIBLE ASSETS—NET	45.4	63.6
OTHER ASSETS	234.7	235.8
TOTAL ASSETS	$5,294.5	$5,919.1
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$193.1	$148.4
Accrued liabilities	241.2	197.3
Accrued payroll and compensation	187.4	195.0
Deferred revenue	2,013.2	1,777.4
Total current liabilities	2,634.9	2,318.1
DEFERRED REVENUE	1,918.8	1,675.5
INCOME TAX LIABILITIES	67.1	79.5
LONG-TERM DEBT	989.4	988.4
OTHER LIABILITIES	63.9	59.2
Total liabilities	5,674.1	5,120.7
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 788.4 and 810.0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	0.8	0.8
Additional paid-in capital	1,237.3	1,253.6
Accumulated other comprehensive loss	(23.4)	(4.8)
Accumulated deficit	(1,607.6)	(467.9)
Total Fortinet, Inc. stockholders’ equity (deficit)	(392.9)	781.7
Non-controlling interests	13.3	16.7
Total equity (deficit)	(379.6)	798.4
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,294.5	$5,919.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUE:
Product	$400.7	$298.3	$771.7	$539.0
Service	629.4	502.8	1,213.2	972.4
Total revenue	1,030.1	801.1	1,984.9	1,511.4
COST OF REVENUE:
Product	155.2	115.6	316.2	206.9
Service	95.6	71.3	188.4	136.6
Total cost of revenue	250.8	186.9	504.6	343.5
GROSS PROFIT:
Product	245.5	182.7	455.5	332.1
Service	533.8	431.5	1,024.8	835.8
Total gross profit	779.3	614.2	1,480.3	1,167.9
OPERATING EXPENSES:
Research and development	124.3	106.6	249.2	203.8
Sales and marketing	415.5	326.9	803.1	630.9
General and administrative	45.4	34.4	84.0	66.4
Gain on intellectual property matter	(1.2)	(1.2)	(2.3)	(2.3)
Total operating expenses	584.0	466.7	1,134.0	898.8
OPERATING INCOME	195.3	147.5	346.3	269.1
INTEREST INCOME	2.4	1.2	3.7	2.3
INTEREST EXPENSE	(4.5)	(4.5)	(9.0)	(5.8)
OTHER INCOME (EXPENSE)—NET	(9.3)	0.8	(18.4)	(1.2)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	183.9	145.0	322.6	264.4
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2.4	7.5	(5.7)	19.7
LOSS FROM EQUITY METHOD INVESTMENT	(8.1)	—	(16.6)	—
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	173.4	137.5	311.7	244.7
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	(0.1)	—	(0.2)	—
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$173.5	$137.5	$311.9	$244.7
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.22	$0.17	$0.39	$0.30
Diluted	$0.21	$0.16	$0.38	$0.29
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	795.4	816.7	799.4	815.9
Diluted	810.1	835.4	815.4	833.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income including non-controlling interests	$173.4	$137.5	$311.7	$244.7
Other comprehensive loss:
Change in foreign currency translation	(8.3)	—	(12.8)	—
Change in unrealized losses on investments	(2.4)	(0.4)	(11.7)	(1.0)
Less: tax benefit related to items of other comprehensive income or loss	(0.6)	—	(2.7)	(0.2)
Other comprehensive loss	(10.1)	(0.4)	(21.8)	(0.8)
Comprehensive income including non-controlling interests	163.3	137.1	289.9	243.9
Less: comprehensive loss attributable to non-controlling interests	(2.2)	—	(3.4)	—
Comprehensive income attributable to Fortinet, Inc.	$165.5	$137.1	$293.3	$243.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2022	801.3	$0.8	$1,235.7	$(15.4)	$(1,003.4)	$15.5	$233.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	(30.8)	—	—	—	(30.8)
Repurchase and retirement of common stock	(14.4)	—	(22.3)	—	(777.7)	—	(800.0)
Stock-based compensation expense	—	—	54.7	—	—	—	54.7
Net unrealized loss on investments - net of tax	—	—	—	(1.8)	—	—	(1.8)
Foreign currency translation adjustment	—	—	—	(6.2)	—	(2.1)	(8.3)
Net income (loss)	—	—	—	—	173.5	(0.1)	173.4
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—March 31, 2021	816.5	$0.8	$1,224.6	$0.3	$(244.9)	$—	$980.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.3	—	(28.7)	—	—	—	(28.7)
Repurchase and retirement of common stock	(2.3)	—	(3.3)	—	(88.3)	—	(91.6)
Stock-based compensation expense	—	—	52.6	—	—	—	52.6
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	—	(0.4)
Net income	—	—	—	—	137.5	—	137.5
BALANCE—June 30, 2021	816.5	$0.8	$1,245.2	$(0.1)	$(195.7)	$—	$1,050.2
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.2	—	(84.6)	—	—	—	(84.6)
Repurchase and retirement of common stock	(25.8)	—	(39.6)	—	(1,451.6)	—	(1,491.2)
Stock-based compensation expense	—	—	107.9	—	—	—	107.9
Net unrealized loss on investments - net of tax	—	—	—	(9.0)	—	—	(9.0)
Foreign currency translation adjustment	—	—	—	(9.6)	—	(3.2)	(12.8)
Net income (loss)	—	—	—	—	311.9	(0.2)	311.7
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	812.7	$0.8	$1,206.6	$0.7	$(352.1)	$—	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.1	—	(60.2)	—	—	—	(60.2)
Repurchase and retirement of common stock	(2.3)	—	(3.3)	—	(88.3)	—	(91.6)
Stock-based compensation expense	—	—	102.1	—	—	—	102.1
Net unrealized gain on investments - net of tax	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	244.7	—	244.7
BALANCE—June 30, 2021	816.5	$0.8	$1,245.2	$(0.1)	$(195.7)	$—	$1,050.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$311.7	$244.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	107.9	102.1
Amortization of deferred contract costs	107.1	81.8
Depreciation and amortization	50.6	36.2
Amortization of investment premiums	2.8	2.9
Loss from equity method investment	16.6	—
Other	22.8	0.3
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(119.3)	135.6
Inventory	(31.2)	(20.1)
Prepaid expenses and other current assets	(18.2)	(16.4)
Deferred contract costs	(140.6)	(124.8)
Deferred tax assets	(136.3)	(25.8)
Other assets	(16.7)	(11.8)
Accounts payable	52.7	(9.5)
Accrued liabilities	30.1	21.3
Accrued payroll and compensation	(6.8)	18.7
Other liabilities	5.7	(1.2)
Deferred revenue	480.6	300.1
Net cash provided by operating activities	719.5	734.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(389.1)	(1,262.5)
Sales of investments	3.0	71.4
Maturities of investments	797.3	600.3
Purchases of property and equipment	(162.5)	(75.6)
Purchase of investment in privately held company	—	(75.0)
Payments made in connection with business combinations, net of cash acquired	—	(10.3)
Net cash provided by (used in) investing activities	248.7	(751.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	—	989.4
Payments for debt issuance costs	—	(2.4)
Repurchase and retirement of common stock	(1,491.2)	(91.6)
Proceeds from issuance of common stock	15.9	15.8
Taxes paid related to net share settlement of equity awards	(99.9)	(76.0)
Other	(1.1)	(0.1)
Net cash provided by (used in) financing activities	(1,576.3)	835.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.0)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(609.1)	817.5
CASH AND CASH EQUIVALENTS—Beginning of period	1,319.1	1,061.8
CASH AND CASH EQUIVALENTS—End of period	$710.0	$1,879.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$129.1	$48.3
Operating lease liabilities arising from obtaining right-of-use assets	$30.8	$21.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$6.9	$10.3
Liability for purchase of property and equipment	$21.4	$33.5
Liability incurred in connection with business acquisition	$—	$0.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements for the year ended December 31, 2021.

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

On April 14, 2022, our Board of Directors approved a five-for-one forward stock split of our common stock (the "Forward Stock Split"), which was conditioned upon obtaining stockholder approval for the Forward Stock Split, and to increase the number of our authorized shares of common stock. On June 17, 2022, at our 2022 Annual Meeting of Stockholders, our stockholders approved the Forward Stock Split and the amendment and restatement of our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 300 million to 1.5 billion. The par value of our common stock was not adjusted as a result of the Forward Stock Split. Effective June 22, 2022, we filed our amended and restated certification of incorporation and completed the Forward Stock Split. All share and per share amounts and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the Forward Stock Split.

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2022.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product	$400.7	$298.3	$771.7	$539.0
Service:
Security subscription	340.4	272.9	653.3	528.2
Technical support and other	289.0	229.9	559.9	444.2
Total service revenue	629.4	502.8	1,213.2	972.4
Total revenue	$1,030.1	$801.1	$1,984.9	$1,511.4

Deferred Revenue

During the three and six months ended June 30, 2022, we recognized $457.6 million and $964.9 million in service revenue that was included in the deferred revenue balance as of December 31, 2021, respectively. During the three and six months ended June 30, 2021, we recognized $371.2 million and $789.1 million in service revenue that was included in the deferred revenue balance as of December 31, 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.93 billion, which was substantially comprised of deferred security subscription and technical support services revenue. We expect to recognize approximately $2.01 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $5.2 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively. Provisions, write-offs and recoveries were not material during the six months ended June 30, 2022 and 2021.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended June 30, 2022 and 2021 were $54.6 million and $42.1 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2022 and 2021 were $107.1 million and $81.8 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-sale Securities

The following tables summarize our available-for-sale securities (in millions):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$410.6	$—	$(6.2)	$404.4
U.S. government and agency securities	380.2	—	(6.1)	374.1
Commercial paper	306.4	—	(1.4)	305.0
Certificates of deposit and term deposits	120.8	—	(0.4)	120.4
Municipal bonds	5.3	—	(0.1)	5.2
Total available-for-sale securities	$1,223.3	$—	$(14.2)	$1,209.1

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$540.7	$—	$(1.2)	$539.5
U.S. government and agency securities	356.1	—	(1.0)	355.1
Commercial paper	566.0	—	(0.2)	565.8
Certificates of deposit and term deposits	169.1	—	(0.1)	169.0
Municipal bonds	5.4	—	—	5.4
Total available-for-sale securities	$1,637.3	$—	$(2.5)	$1,634.8

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	June 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$376.2	$(5.8)	$25.7	$(0.4)	$401.9	$(6.2)
U.S. government and agency securities	359.3	(5.9)	14.9	(0.2)	374.2	(6.1)
Commercial paper	303.0	(1.4)	—	—	303.0	(1.4)
Certificates of deposit and term deposits	113.3	(0.4)	—	—	113.3	(0.4)
Municipal bonds	5.1	(0.1)	—	—	5.1	(0.1)
Total available-for-sale securities	$1,156.9	$(13.6)	$40.6	$(0.6)	$1,197.5	$(14.2)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$494.4	$(1.2)	$—	$—	$494.4	$(1.2)
U.S. government and agency securities	334.2	(1.0)	—	—	334.2	(1.0)
Commercial paper	288.0	(0.2)	—	—	288.0	(0.2)
Certificates of deposit and term deposits	93.1	(0.1)	—	—	93.1	(0.1)
Municipal bonds	5.3	—	—	—	5.3	—
Total available-for-sale securities	$1,215.0	$(2.5)	$—	$—	$1,215.0	$(2.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	June 30, 2022	December 31, 2021
Due within one year	$1,020.6	$1,194.0
Due within one to three years	188.5	440.8
Total	$1,209.1	$1,634.8

Available-for-sale securities are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of equity (deficit) and in comprehensive income. We do not intend to sell any of the securities in an unrealized loss position and it is not more likely than not that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity.

Realized gains and losses on available-for-sale securities were insignificant in the periods presented.

Marketable Equity Securities

Our marketable equity securities were $24.3 million and $38.6 million as of June 30, 2022 and December 31, 2021. The changes in fair value of our marketable equity securities are recorded in other expense, net on the condensed consolidated statements of income. We recognized $8.1 million and $14.3 million loss during the three and six months ended June 30, 2022, respectively. We recognized $0.5 million and $0.8 million gain during the three and six months ended June 30, 2021, respectively.

Fair Value of Financial Instruments

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2022				December 31, 2021
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$404.4	$—	$404.4	$—	$542.5	$—	$542.5	$—
U.S. government and agency securities	374.1	364.6	9.5	—	355.1	345.2	9.9	—
Commercial paper	305.0	—	305.0	—	580.3	—	580.3	—
Certificates of deposit and term deposits	120.5	—	120.5	—	259.0	—	259.0	—
Money market funds	277.7	277.7	—	—	57.5	57.5	—	—
Municipal bonds	5.2	—	5.2	—	5.4	—	5.4	—
Marketable equity securities	24.3	24.3	—	—	38.6	38.6	—	—
Total	$1,511.2	$666.6	$844.6	$—	$1,838.4	$441.3	$1,397.1	$—

Reported as:
Cash equivalents	$277.8				$165.0
Marketable equity securities	24.3				38.6
Short-term investments	1,020.6				1,194.0
Long-term investments	188.5				440.8
Total	$1,511.2				$1,838.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2022 and year ended December 31, 2021.

4.     INVENTORY

Inventory consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Raw materials	$41.3	$40.2
Work in process	9.6	9.8
Finished goods	144.3	125.8
Inventory	$195.2	$175.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Land	$253.4	$204.5
Buildings and improvements	475.3	416.2
Computer equipment and software	207.8	176.1
Leasehold improvements	48.8	40.1
Evaluation units	14.0	15.6
Furniture and fixtures	30.4	26.9
Construction-in-progress	27.5	19.9
Total property and equipment	1,057.2	899.3
Less: accumulated depreciation	(242.6)	(211.7)
Property and equipment—net	$814.6	$687.6

Depreciation expense was $19.1 million and $15.3 million during the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $38.2 million and $29.3 million during the six months ended June 30, 2022 and 2021, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 32.6% ownership interest in this privately-held company. On September 24, 2021, we invested an additional $85.0 million in cash for shares of Series A Preferred Stock of Linksys, and as of June 30, 2022 and December 31, 2021, we held 50.8% of the outstanding common stock (on an as-converted basis) of Linksys. Linksys provides router connectivity solutions to the consumer and small business markets.

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $8.1 million and $16.6 million for the three and six months ended June 30, 2022, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. As of June 30, 2022 and December 31, 2021, the investment was included in other assets on our condensed consolidated balance sheets. Transaction costs related to this investment were not material.

Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”) during the three months ended June 30, 2022. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an OTTI has not occurred as of June 30, 2022 and as of the date of this Quarterly Report on Form 10-Q. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the reported results and disclosures of Linksys.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     BUSINESS COMBINATIONS

2021 Acquisitions

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our Core Platform and Platform Extension functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Pro forma revenue	$825.2	$1,572.6
Pro forma net income attributable to Fortinet, Inc.	$134.9	$242.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2021	$125.1
Foreign currency translation adjustments	(3.8)
Balance—June 30, 2022	$121.3

There were no impairments to goodwill during the six months ended June 30, 2022 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$78.2	$45.7	$32.5
Customer relationships	5.7	20.7	13.1	7.6
Trade name	10.0	5.1	0.4	4.7
Backlog	1.0	4.0	3.4	0.6
Total other intangible assets—net		$108.0	$62.6	$45.4

	December 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$82.2	$38.0	$44.2
Customer relationships	6.0	22.2	11.9	10.3
Trade name	10.0	6.1	0.2	5.9
Backlog	1.0	4.8	1.6	3.2
Total other intangible assets—net		$115.3	$51.7	$63.6

Amortization expense was $6.0 million and $3.5 million during the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $12.4 million and $6.9 million during the six months ended June 30, 2022 and 2021, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2022 (the remainder of 2022)	$9.1
2023	14.9
2024	10.2
2025	5.2
2026	1.1
Thereafter	4.9
Total	$45.4

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income including non-controlling interests	$173.4	$137.5	$311.7	$244.7
Net loss attributable to non-controlling interests	(0.1)	—	(0.2)	—
Net income attributable to Fortinet, Inc.	$173.5	$137.5	$311.9	$244.7

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	795.4	816.7	799.4	815.9
Diluted shares:
Weighted-average common stock outstanding-basic	795.4	816.7	799.4	815.9
Effect of potentially dilutive securities:
RSUs	6.4	11.0	7.5	10.6
Stock options	8.3	7.7	8.5	7.2
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	810.1	835.4	815.4	833.7
Net income per share attributable to Fortinet, Inc.:
Basic	$0.22	$0.17	$0.39	$0.30
Diluted	$0.21	$0.16	$0.38	$0.29

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
RSUs	0.4	0.4	0.4	1.1
Stock options	1.6	2.5	1.2	2.1
Total	2.0	2.9	1.6	3.2

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of June 30, 2022 and December 31, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2022	December 31, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				10.6	11.6
Total long-term debt				$989.4	$988.4

As of June 30, 2022 and December 31, 2021, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. During the three months ended June 30, 2022 and 2021 we recorded $4.5 million of total interest expense in relation to these Senior Notes in each quarter. During the six months ended June 30, 2022 and 2021 we recorded $9.0 million and $5.8 million of total interest expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the three months or six months ended June 30, 2022 and 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $848.4 million, including accrued and unpaid interest, as of June 30, 2022. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2022 (in millions):

	Total	2022	Thereafter
Inventory purchase commitments	$1,492.1	$1,203.4	$288.7

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts and the availability of various components. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and other market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers which are non-cancelable. As of June 30, 2022 and December 31, 2021, we had $1.49 billion and $1.14 billion, respectively, of open purchase orders with our independent contract manufacturers that are non-cancelable.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of firm and non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of June 30, 2022 and December 31, 2021, we had $117.1 million and $126.7 million, respectively, in other contractual commitments having a remaining term in excess of one year that are non-cancelable and an additional $80.0 million and $68.9 million, respectively, in contractual commitments for operating lease liabilities.

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

In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. We have settled and paid $10.0 million in cash, of which $5.6 million was related to the dismissal of the lawsuit and was expensed as a general and administrative expense, and $4.4 million was deferred and will be expensed over time as royalty cost of revenue. Litigation loss contingency accruals associated with other outstanding cases were not material as of June 30, 2022 and December 31, 2021.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any existing claims or proceedings related to these types of matters, including any that we believe are likely to have a material adverse effect on our financial position.

12.     EQUITY (DEFICIT)

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of June 30, 2022, there were a total of 57.3 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2021	15.7	$27.06
Granted	2.7	60.67
Forfeited	(0.7)	33.06
Vested	(4.9)	22.36
Balance—June 30, 2022	12.8	$35.61

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2022, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $413.7 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Shares withheld for taxes	0.6	0.9	1.7	2.2
Amount withheld for taxes	$35.3	$34.7	$100.1	$76.1

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expected term in years	4.4	4.4	4.4	4.4
Volatility	43.6%	36.6%	41.1%	39.4%
Risk-free interest rate	2.9%	0.7%	1.9%	0.5%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	13.7	$18.57	4.0	$729.9
Granted	1.4	61.71
Forfeited	(0.1)	35.94
Exercised	(1.0)	16.30
Balance—June 30, 2022	14.0	$22.83
Options vested and expected to vest—June 30, 2022	14.0	$22.83	3.8	$482.2
Options exercisable—June 30, 2022	9.0	$14.10	2.9	$383.8

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on June 30, 2022 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2022, total compensation expense related to unvested stock options granted to employees but not yet recognized was $61.6 million, with a weighted-average remaining vesting period of 2.9 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-average fair value per share granted	$21.33	$12.28	$22.28	$11.35
Intrinsic value of options exercised	$13.8	$16.9	$43.7	$39.3
Fair value of options vested	$4.8	$3.7	$15.0	$10.7

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of product revenue	$0.4	$0.5	$0.8	$0.9
Cost of service revenue	4.7	3.8	9.2	7.3
Research and development	16.1	14.5	31.2	27.5
Sales and marketing	26.4	27.7	53.1	54.5
General and administrative	7.7	7.0	14.9	13.3
Total stock-based compensation expense	$55.3	$53.5	$109.2	$103.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
RSUs	$49.0	$48.5	$97.3	$94.3
Stock options	6.3	5.0	11.9	9.2
Total stock-based compensation expense	$55.3	$53.5	$109.2	$103.5

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income tax benefit associated with stock-based compensation	$12.2	$11.8	$24.0	$22.8

Share Repurchase Program

In October 2021, under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors approved a $1.25 billion increase and extended the term to February 28, 2023, bringing the aggregate amount authorized to be repurchased to $4.25 billion. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 16. Subsequent Events for information of the approved $1.0 billion increase in the authorized stock repurchase under the Repurchase Program in July 2022.

During the three and six months ended June 30, 2022, we repurchased 14.4 million and 25.8 million shares of common stock, respectively, under the Repurchase Program in open-market transactions at a weighted-average price of $55.45 per share and $57.82 per share, respectively, for an aggregate purchase price of $800.0 million and $1.49 billion, respectively. As of June 30, 2022, $29.6 million remained available for future share repurchases under the Repurchase Program.

13.    INCOME TAXES

Our effective tax rate was 1% for the three months ended June 30, 2022, compared to an effective tax rate of 5% for the same period last year. Our effective tax rate was negative 2% for the six months ended June 30, 2022, compared to an effective tax rate of 7% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended June 30, 2022 and 2021 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $54.5 million and $38.0 million, respectively. The tax rate for the three months ended June 30, 2022 was impacted by a tax benefit of $18.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $17.3 million and release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations. The tax rate for the three months ended June 30, 2021 was impacted by a tax benefit of $7.1 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $18.2 million and release of reserves of $5.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

The tax rates for the six months ended June 30, 2022 and 2021 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $93.3 million and $75.4 million, respectively. The tax rate for the six months ended June 30, 2022 was impacted by a tax benefit of $33.3 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $49.5 million and release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations. The tax rate for the six months ended June 30, 2021 was impacted by a tax benefit of $15.2 million from the FDII deduction, excess tax benefits from stock-based compensation

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense of $35.3 million and release of reserves of $5.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

As of June 30, 2022 and December 31, 2021, unrecognized tax benefits were $64.9 million and $73.3 million, respectively. If recognized, $56.6 million of the unrecognized tax benefits as of June 30, 2022 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2022 and December 31, 2021, accrued interest and penalties were $9.8 million and $13.3 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $21.1 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

On September 29, 2020, the United States Department of the Treasury (the “U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ended on or after December 16, 2019, except as otherwise specified. On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime, which did not have a material impact on our consolidated financial statements as of December 31, 2021. On January 4, 2022, the U.S. Treasury and the IRS published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. These final regulations adversely impact our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. These final regulations increased our tax expense in the six months ended June 30, 2022 by approximately $9.3 million.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2022 and 2021 were $3.2 million and $2.7 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2022 and 2021 were $6.6 million and $5.4 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Americas:
United States	$312.9	$251.7	$598.7	$464.2
Other Americas	100.7	85.3	197.5	163.7
Total Americas	413.6	337.0	796.2	627.9
Europe, Middle East and Africa (“EMEA”)	391.8	306.2	737.8	581.9
Asia Pacific (“APAC”)	224.7	157.9	450.9	301.6
Total revenue	$1,030.1	$801.1	$1,984.9	$1,511.4

Property and Equipment—net	June 30, 2022	December 31, 2021
Americas:
United States	$564.0	$472.4
Canada	196.5	170.9
Latin America	1.3	1.6
Total Americas	761.8	644.9
EMEA	34.1	31.0
APAC	18.7	11.7
Total property and equipment—net	$814.6	$687.6

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Distributor A	29%	31%	29%	32%
Distributor B	14%	12%	14%	12%
Distributor C	13%	*	14%	*
* Represents less than 10%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2022	December 31, 2021
Distributor A	30%	33%
Distributor B	12%	13%
Distributor C	16%	13%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     SUBSEQUENT EVENTS

Real property purchase

In July 2022, we purchased real property in Union City totaling approximately 59,000 square feet for a cash payment of $65.3 million.

Share Repurchase Program

In July 2022, our board of directors approved a $1.00 billion increase in the authorized stock repurchase under our share repurchase program. As of August 4, 2022, approximately $1.03 billion remained available for future share repurchases.

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

•the duration and impact of the COVID-19 pandemic, including various COVID-19 variants, the implementation of “return to office” plans and marketing events and employee travel;

•effects of the war in Ukraine, related macroeconomic effects and the impact of our decision to suspend operations in Russia;

•effects of increased inflation in many geographies;

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

•the proportion of our revenue that consists of product and service revenue, and the mix of billings between products and services, the mix of backlog and the duration of service contracts;

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

•risks and expectations related to acquisitions and equity interests in private and public companies, including integration issues related to product plans, employee groups, controls and processes and the acquired technology, and risks of negative impact by such acquisitions and equity investments on our financial results;

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

•Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated cloud- native capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, bring our Platform Extension products and services into and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also secures applications, including email and web applications and APIs. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

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

Financial Highlights

•Total revenue was $1.03 billion and $1.98 billion during the three and six months ended June 30, 2022, an increase of 29% and 31%, respectively, compared to $801.1 million and $1.51 billion in the same periods last year. Product revenue was $400.7 million and $771.7 million during the three and six months ended June 30, 2022, an increase of 34% and 43%, respectively, compared to $298.3 million and $539.0 million in the same periods last year. Service revenue was $629.4 million and $1.21 billion during the three and six months ended June 30, 2022, an increase of 25%, in each period respectively, compared to $502.8 million and $972.4 million in the same periods last year.

•Total gross profit was $779.3 million and $1.48 billion during the three and six months ended June 30, 2022, an increase of 27%, in each period respectively, compared to $614.2 million and $1.17 billion in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $1.94 billion as of June 30, 2022.

•During the six months ended June 30, 2022, we repurchased 25.8 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $1.49 billion.

•Deferred revenue was $3.93 billion as of June 30, 2022, an increase of $479.1 million, or 14%, compared to $3.45 billion as of December 31, 2021. Deferred revenue was $2.91 billion as of June 30, 2021, an increase of $300.1 million, or 12%, compared to $2.61 billion as of December 31, 2020. Short-term deferred revenue was $2.01 billion as of June 30, 2022, an increase of $235.8 million, or 13%, compared to $1.78 billion as of December 31, 2021. Short-term deferred revenue was $1.53 billion as of June 30, 2021, as increase of $140.2 million, or 10%, compared to $1.39 billion as of December 31, 2020.

•We generated cash flows from operating activities of $719.5 million during the six months ended June 30, 2022, a decrease of $14.6 million, or 2%, compared to the same period last year.

•Total bookings were $1.38 billion during the three months ended June 30, 2022, an increase of 42% compared to $967.9 million in the same period last year. We define bookings as the total value of all orders received during the period.

•Backlog was $349.9 million as of June 30, 2022, an increase of $71.6 million compared to $278.3 million as of March 31, 2022 and an increase of $188.0 million compared to $161.9 million as of December 31, 2021. Backlog represents orders received but not fulfilled and excludes backlog related to Alaxala which was not significant.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended June 30, 2022, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 40%, 38% and 22% of our total revenue, respectively, and increased by 23%, 28% and 42% compared to the same period last year, respectively. During the six months ended June 30, 2022, the Americas region, the EMEA region and the APAC region contributed 40%, 37% and 23% of our total revenue, respectively, and increased by 27%, 27% and 50% compared to the same period last year, respectively.

Our revenue growth was driven by strong product revenue performance. Product revenue grew 34% and 43% during the three and six months ended June 30, 2022, respectively, compared to the same periods last year. Product revenue growth was consistent with an elevated cyber threat landscape. Core Platform products accounted for more than half of the product revenue growth during the three months ended June 30, 2022. While Secure SD-WAN contributed to product revenue growth, a main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We experienced strong product revenue growth across many of our Platform Extension products, including our OT solutions, secure access products and software licenses. The impact of the increase in backlog was mainly seen in FortiGate, FortiSwitch and FortiAP products. Service revenue growth of 25% during both the three and six months ended June 30, 2022 compared to the same periods last year, was driven by the strength of our FortiCare technical support and other service revenue which grew 26%, and of FortiGuard and other security subscription revenue, which grew 25% and 24%, respectively.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2022, approximately 45% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue decreased by 1.6 and 2.4 percentage points during the three and six months ended June 30, 2022, respectively, compared to the same periods last year. Headcount increased to 11,508 employees and contractors as of June 30, 2022, a 13% increase compared to 10,195 as of December 31, 2021.

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

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and six months ended June 30, 2022. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and six months ended June 30, 2022, we have observed the following:

•We have seen continued supply chain challenges, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we do not have enough inventory to promptly meet all demand for all products.

•In many countries, our employees’ ability to travel was reduced and certain in-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions continued to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of June 30, 2022, we have started to see an increase in such expenses as compared to the same period last year.

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

•Our days sales outstanding increased to 80 days in the second quarter of 2022, compared to 66 days in the same period last year, primarily due to the sales linearity. The accounts receivable allowance for credit losses was $5.2 million as of June 30, 2022, increased by $2.8 million compared to $2.4 million as of December 31, 2021, primarily due to an increase in past due invoices over 60 and 90 days.

Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future periods. If we experience component, shipping, inventory challenges or customer payment, it will negatively impact billings and product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the contractual service term, generally starting on the contract registration date. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic will impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Recent Events

Due to the war in Ukraine and the resulting sanctions and other actions against Russia and Belarus and due to inflation and the economic downturn and possible recession, there has been uncertainty and disruption in the global economy. At the beginning of the war in Ukraine in late February 2022, we experienced immediate reductions in orders from Russia. On March 7, 2022, we announced that we were suspending sales, support and other operations in Russia. Starting from March 7, 2022, we are not recognizing service revenue on service contracts that have been suspended in Russia.

Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three and six months ended June 30, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, its effect on the economy, its impact to the businesses of our customers and distributors, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “The war in Ukraine and our suspension of operations in Russia have affected and may continue to affect our business.”

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

We also offer our products hosted in our own data centers and through major cloud providers, and have recognized revenue on a usage basis from our data centers as well as Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy it in third-party clouds or in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and security and technical support services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or related to certain transactions.

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

	Three Months Ended Or As Of
	June 30, 2022	June 30, 2021
	(in millions)
Revenue	$1,030.1	$801.1
Deferred revenue	$3,932.0	$2,905.4
Billings (non-GAAP)	$1,304.2	$960.9
Net cash provided by operating activities	$323.4	$418.2
Free cash flow (non-GAAP)	$283.5	$394.7

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $3.93 billion as of June 30, 2022, an increase of $479.1 million, or 14%, from December 31, 2021. Short term deferred revenue was $2.01 billion as of June 30, 2022, an increase of $235.8 million, or 13%, from December 31, 2021.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.30 billion for the three months ended June 30, 2022, an increase of 36% compared to $960.9 million in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Billings:
Revenue	$1,030.1	$801.1
Add: Change in deferred revenue	274.1	159.8
Total billings (non-GAAP)	$1,304.2	$960.9

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

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$323.4	$418.2
Less: Purchases of property and equipment	(39.9)	(23.5)
Free cash flow (non-GAAP)	$283.5	$394.7
Net cash provided (used) in investing activities	$294.1	$(278.2)
Net cash used in financing activities	$(830.3)	$(120.9)

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

Except as noted below, there were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Equity Method Investments

We evaluate our investments for OTTIs when circumstances indicate those assets may be impaired. When the decline in value is deemed to be other than temporary, an impairment is recognized to the extent that the fair value is less than the carrying value of the investment. We consider various factors in determining whether a loss in value of an investment is other than temporary including: the length of time and the extent to which the fair value has been below cost; the financial condition of the investees, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery of value. Management makes certain judgments and estimates in its assessment including but not limited to: identifying if circumstances indicate a decline in value is other than temporary, expectations about the business operations of investees, as well as industry, financial and market factors. Any significant changes in assumptions or judgments in assessing impairments could result in an impairment charge.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended
	June 30, 2022		June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$400.7	39%	$298.3	37%	$102.4	34%
Service	629.4	61	502.8	63	126.6	25
Total revenue	$1,030.1	100%	$801.1	100%	$229.0	29%
Revenue by geography:
Americas	$413.6	40%	$337.0	42%	$76.6	23%
EMEA	391.8	38	306.2	38	85.6	28
APAC	224.7	22	157.9	20	66.8	42
Total revenue	$1,030.1	100%	$801.1	100%	$229.0	29%

Total revenue increased by $229.0 million, or 29%, during the three months ended June 30, 2022 compared to the same period last year. We continued to experience significant organic revenue growth (i.e. revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $102.4 million, or 34%, during the three months ended June 30, 2022 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape and included the benefit of certain pricing actions. Core Platform products accounted for more than half of the product revenue growth in the three months ended June 30, 2022. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We also experienced strong revenue growth across many Platform Extension products, including operational technology “OT” solutions and other secure access.

Service revenue increased by $126.6 million, or 25%, during the three months ended June 30, 2022 compared to the same period last year. FortiGuard security subscription and FortiCare and other technical support and other revenues increased by $67.5 million, or 25%, and by $59.1 million, or 26%, respectively, during the three months ended June 30, 2022 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud based environments as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the three months ended June 30, 2022, 87% was included in the deferred revenue balance as of March 31, 2022. Of the service revenue recognized during the three months ended June 30, 2021, 89% was included in the deferred revenue balance as of March 31, 2021. We expect service revenue growth will continue to increase through the remainder of 2022, as our business is expected to grow and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, supply chain constraints, customers taking longer to buy their service, or other reasons.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$155.2	$115.6	$39.6	34%
Service	95.6	71.3	24.3	34
Total cost of revenue	$250.8	$186.9	$63.9	34%
Gross margin (%):
Product	61.3%	61.2%
Service	84.8	85.8
Total gross margin	75.7%	76.7%

Total gross margin decreased by 1.0 percentage points during the three months ended June 30, 2022 compared to the same period last year, driven by the consolidation of Alaxala, costs increases and a change in revenue mix to lower margin product revenue from higher margin service revenue. Revenue mix shifted by 1.7 percentage points from service revenue to product revenue, as a percentage of total revenue. Total gross margin also reflected a decline in services gross margin.

Product gross margin increased by 0.1 percentage points during the three months ended June 30, 2022 compared to the same period last year. The increase in product margin is driven by higher average selling prices, and a mix shift to higher margin high end appliances, partially offset by higher expedite fees, freight fees and other product costs due to supply chain constraints and the consolidation of Alaxala. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.0 percentage points during the three months ended June 30, 2022 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The decrease in service gross margin was primarily impacted by our consolidation of Alaxala and our data center expansion.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2022		June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$124.3	12%	$106.6	13%	$17.7	17%
Sales and marketing	415.5	40	326.9	41	88.6	27
General and administrative	45.4	4	34.4	4	11.0	32
Gain on IP matter	(1.2)	—	(1.2)	—	—	—
Total operating expenses	$584.0	57%	$466.7	58%	$117.3	25%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased by $17.7 million, or 17%, during the three months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $12.7 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $5.7 million, partially offset by a decrease of $1.3 million of product development costs, such as third-party testing and prototypes. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2022.

Sales and marketing

Sales and marketing expense increased by $88.6 million, or 27%, during the three months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $49.6 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases. In addition, we incurred increases in marketing-related expense of $14.7 million, travel expense of $11.4 million and depreciation and other occupancy expense of $4.7 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2022.

General and administrative

General and administrative expense increased by $11.0 million, or 32%, during the three months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $3.9 million in personnel-related costs and an increase of $3.1 million in provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2022.

Gain on IP matter

In January 2020, we entered into an agreement with a competitor in the network security industry, whereby, in February 2020, the competitor party paid us a lump sum of $50.0 million for a mutual covenant-not-to-sue for patent claims. During the three months ended June 30, 2022 and 2021, we recorded $1.2 million in amortization of the deferred component as a gain on IP matter in our condensed consolidated statements of income.

Operating income and margin

We generated operating income of $195.3 million during the three months ended June 30, 2022, an increase of $47.8 million, or 32%, compared to $147.5 million in the same period last year. Operating income as a percentage of revenue was 19% during the three months ended June 30, 2022, compared to 18% in the same period last year. The increase in operating margin is primarily due to 1.2 percentage point and 0.5 percentage points decreases in research and development expense and sales and marketing expense as percentage of revenue, respectively, partially offset by 1.0 percentage points decrease in gross margin and 0.1 percentage point increase in general and administrative expense as percentage of revenue.

Interest income, interest expense and other income (expense)—net

	Three Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in millions, except percentages)
Interest income	$2.4	$1.2	$1.2	100%
Interest expense	$(4.5)	$(4.5)	$—	—%
Other income (expense)—net	$(9.3)	$0.8	$(10.1)	(1,263)%

Interest income increased by $1.2 million during the three months ended June 30, 2022 compared to the same period last year, as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained flat during the three months ended June 30, 2022 compared to the same period last year. The change of Other income (expense)—net during the three months ended June 30, 2022 compared to the same period last year, was primarily due to an increase of $8.6 million loss on marketable equity securities and an increase of $1.7 million of foreign currency exchange loss.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2022	June 30, 2021
	(in millions, except percentages)
Provision for income taxes	$2.4	$7.5	$(5.1)	(68)%
Effective tax rate (%)	1%	5%

Our effective tax rate was 1% for the three months ended June 30, 2022 compared to an effective tax rate of 5% for the same period last year. The provision for income taxes for the three months ended June 30, 2022 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $54.5 million, which were favorably affected by a tax benefit of $18.6 million from the foreign-derived intangible income deduction (the “FDII deduction”), excess tax benefits from stock-based compensation expense of $17.3 million and release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

The provision for income taxes for the three months ended June 30, 2021 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $38.0 million, which were offset by a tax benefit of $7.1 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $18.2 million and release of reserves of $5.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended
	June 30, 2022		June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$771.7	39%	$539.0	36%	$232.7	43%
Service	1,213.2	61	972.4	64	240.8	25
Total revenue	$1,984.9	100%	$1,511.4	100%	$473.5	31%
Revenue by geography:
Americas	$796.2	40%	$627.9	41%	$168.3	27%
EMEA	737.8	37	581.9	39	155.9	27
APAC	450.9	23	301.6	20	149.3	50
Total revenue	$1,984.9	100%	$1,511.4	100%	$473.5	31%

Total revenue increased by $473.5 million, or 31%, during the six months ended June 30, 2022 compared to the same period last year. We continue to experience significant organic revenue growth (i.e. revenue growth excluding attribution from acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with Americas contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $232.7 million, or 43%, during the six months ended June 30, 2022 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape and included the benefit of certain pricing actions. Core Platform products accounted for more than half of the product revenue growth in the six months ended June 30, 2022. While Secure SD-WAN contributed to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We also experienced strong revenue growth across many Platform Extension products, including OT solutions and other secure access.

Service revenue increased by $240.8 million, or 25%, during the six months ended June 30, 2022 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $125.1 million, or 24%, and by $115.7 million, or 26%, respectively, during the six months ended June 30, 2022 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments, as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings.

Of the service revenue recognized during the six months ended June 30, 2022, 80% was included in the deferred revenue balance as of December 31, 2021. Of the service revenue recognized during the six months ended June 30, 2021, 81% was included in the deferred revenue balance as of December 31, 2020. We expect service revenue growth will continue to increase through the remainder of 2022, as our business is expected to grow and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, supply chain constraints, customers taking longer to buy their service, or other reasons.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$316.2	$206.9	$109.3	53%
Service	188.4	136.6	51.8	38%
Total cost of revenue	$504.6	$343.5	$161.1	47%
Gross margin (%):
Product	59.0%	61.6%
Service	84.5	86.0
Total gross margin	74.6%	77.3%

Total gross margin decreased by 2.7 percentage points during the six months ended June 30, 2022 compared to the same period last year, driven by the consolidation of Alaxala, costs increases and a change in revenue mix to lower margin product revenue from higher margin service revenue. Revenue mix shifted by 3.2 percentage points from service revenue to product revenue, as a percentage of total revenue. Total gross margin also reflected a decline in product gross margin and services gross margin.

Product gross margin decreased by 2.6 percentage points during the six months ended June 30, 2022 compared to the same period last year. The decrease in product margin is driven by higher expedite fees, freight fees and other product costs due to supply chain constraints and the consolidation of Alaxala, partially offset by higher average selling prices and a mix shift to higher margin high end appliances. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 1.5 percentage points during the six months ended June 30, 2022 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The decrease in service gross margin was primarily impacted by our consolidation of Alaxala and our data center expansion.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2022		June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$249.2	13%	$203.8	14%	$45.4	22%
Sales and marketing	803.1	41	630.9	42	172.2	27
General and administrative	84.0	4	66.4	4	17.6	27
Gain on IP matter	(2.3)	—	(2.3)	—	—	—
Total operating expenses	$1,134.0	57%	$898.8	60%	$235.2	26%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased by $45.4 million, or 22%, during the six months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $32.0 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $13.3 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase sequentially in absolute dollars during the remainder of 2022.

Sales and marketing

Sales and marketing expense increased by $172.2 million, or 27%, during the six months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $106.3 million in personnel-related costs as a result of increases to sales and marketing headcount in order to drive global market revenue increases. In addition, marketing-related expense increased by $24.3 million, travel expense increased by $18.1 million and depreciation expense and other occupancy-related expense increased by $9.2 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase sequentially in absolute dollars during the remainder of 2022.

General and administrative

General and administrative expense increased by $17.6 million, or 27%, during the six months ended June 30, 2022 compared to the same period last year, primarily due to an increase of $8.5 million in personnel-related costs, an increase of $3.0 million in provision for expected credit losses, an increase of $1.9 million in depreciation and other occupancy costs, an increase of $1.2 million in postage and freight expense and an increase of $1.0 million in supplies expense. We currently expect general and administrative expense to increase sequentially in absolute dollars during the remainder of 2022.

Operating income and margin

We generated operating income of $346.3 million during the six months ended June 30, 2022, an increase of $77.2 million, or 29%, compared to $269.1 million in the same period last year. Operating income as a percentage of revenue decreased to 17% during the six months ended June 30, 2022 compared to 18% in the same period last year. The decrease in our operating margin was primarily due to a 2.7 percentage points decrease in gross margin, partially offset by 1.2 percentage point, 0.9 percentage point and 0.2 percentage point decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively.

Interest income, interest expense and other expense—net

	Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change
	(in millions, except percentages)
Interest income	$3.7	$2.3	$1.4	61%
Interest expense	$(9.0)	$(5.8)	$(3.2)	55%
Other expense—net	$(18.4)	$(1.2)	$(17.2)	1,433%

Interest income increased by $1.4 million during the six months ended June 30, 2022 compared to the same period last year, primarily as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $3.2 million during the six months ended June 30, 2022 compared to the same period last year, primarily due to the senior notes issued in the first quarter of 2021. The other expense—net increased by $17.2 million during the six months ended June 30, 2022 compared to the same period last year due to a $15.1 million increase of loss on marketable equity securities and a $4.0 million increase of foreign currency exchange loss, partially offset by net rental income of $2.0 million from real estate.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2022	June 30, 2021
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(5.7)	$19.7	$(25.4)	(129)%
Effective tax rate (%)	(2)%	7%

Our effective tax rate was negative 2% for the six months ended June 30, 2022 compared to an effective tax rate of 7% for the same period last year. The provision for income taxes for the six months ended June 30, 2022 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $93.3 million. This tax provision for income taxes was favorably affected by a tax benefit of $33.3 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $49.5 million and release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

The provision for income taxes for the six months ended June 30, 2021 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $75.4 million, which were offset by a tax benefit of $15.2 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $35.3 million and release of reserves of $5.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

Liquidity and Capital Resources

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$710.0	$1,319.1
Short-term and long-term investments	1,209.1	1,634.8
Marketable equity securities	24.3	38.6
Total cash, cash equivalents, investments and marketable equity securities	$1,943.4	$2,992.5
Working capital	$318.0	$1,282.5

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Net cash provided by operating activities	$719.5	$734.1
Net cash provided by (used in) investing activities	248.7	(751.7)
Net cash provided by (used in) financing activities	(1,576.3)	835.1
Effect of exchange rate changes on cash and cash equivalents	(1.0)	—
Net increase (decrease) in cash and cash equivalents	$(609.1)	$817.5

Liquidity and capital resources may be impacted by our operating activities, as well as by our stock repurchases, proceeds from the issuance of common stock, investment grade debt issuance and payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures, business acquisitions and the timing of inventory deliveries and the related shipments to customers and completeness of such shipments.

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

In October 2021, our board of directors authorized a $1.25 billion increase in the authorized stock repurchase under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2023, bringing the aggregate amount of authorized to be repurchased to $4.25 billion of our outstanding common stock through February 28, 2023. During the six months ended June 30, 2022, we repurchased 25.8 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.49 billion. As of June 30, 2022, $29.6 million remained available for future share repurchases under the Repurchase Program. Refer to Note 16. Subsequent Events in Part I, Item1 of this Quarterly Report on Form 10-Q for information of the approved $1.0 billion increase in the authorized stock repurchase under the Repurchase Program in July 2022.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We expect to continue to increase our office and warehouse capacity to support growth. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $140 million and $170 million for the second half of 2022.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire these Notes early. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes. As of June 30, 2022, the long-term debt, net of unamortized discount and debt issuance costs, was $989.4 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. These purchase commitments as of June 30, 2022 totaled $1.49 billion, an increase of $0.35 billion compared to $1.14 billion as of December 31, 2021 as we increased our commitments in order to address significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. Our agreements secured supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2022, we had $117.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 other than as of June 30, 2022 we had additional minimum lease payments of $38.9 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during the second half of 2022 and will have lease terms of approximately one to six years.

As of June 30, 2022, our cash, cash equivalents, short-term and long-term investments and marketable equity securities of $1.94 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $150.8 million as of June 30, 2022 and $132.4 million as of December 31, 2021.

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

As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of stock-based compensation, amortization of deferred contract costs and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, deferred tax assets and accounts receivable, net.

Our operating activities during the six months ended June 30, 2022 provided cash flows of $719.5 million as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase of $480.6 million in our deferred revenue during the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, cash provided by investing activities was $248.7 million, driven by $411.2 million in cash proceeds from maturities and sales of investments, net of purchases of investments and $162.5 million of purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan and the issuance of long-term notes, net of discount and underwriting.

During the six months ended June 30, 2022, cash used in financing activities was $1.58 billion, primarily driven by $1.49 billion used to repurchase shares of our common stock and $84.0 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2022 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•the timing of shipments, which may depend on factors such as inventory levels, logistics, manufacturing or shipping delays, our ability to ship products on schedule and our ability to accurately forecast inventory requirements and our suppliers’ ability to deliver components and finished goods;

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

•sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses, government organizations and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments, increased competition and unpredictability of timing to close larger enterprise and large organization deals, and the risk that our sales representatives do not effectively sell our Platform Extension products;

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

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components and properly manage costs, and our ability to execute our business strategies and initiatives in the expected time frame, is unpredictable, adds uncertainty to our business, and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of business, supply chain and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. We are experiencing ongoing product and component shortages, which have resulted in, and which we expect will continue to result in, extended lead times of certain products and significant disruption to our production schedule and predictability. In fact, certain of our contract manufacturers and component suppliers have de-committed from their scheduled delivery dates and product and component delivery commitments. We also have experienced and expect to continue to experience increased component costs, which have negatively impacted our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the COVID-19 pandemic continues to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, including based on a downturn in the economy and a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, geopolitical instability and uncertainty, or a reduction in information technology spending regardless of macro-economic conditions, the effects of the COVID-19 pandemic and the impact of the war in Ukraine, each could have a material adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, our suspension of operations in Russia, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, the war in Ukraine, or other factors, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 30% of our total net accounts receivable as of June 30, 2022.

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

Six distributor customers accounted for 68% of our total net accounts receivable in the aggregate. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels or delay collections and the related increase in free cash flow.

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

As of June 30, 2022, we had an aggregate of $989.4 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, especially in light of the COVID-19 pandemic, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our Platform Extension products, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

Unless we continue to develop better market awareness of our company and our products, and to improve lead generation and sales enablement, our revenue may not continue to grow.

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly the market for sales to large businesses, service providers and government organizations. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, in growing billings for our broad product suite, or if we experience turnover and disruption in our sales and marketing teams, we may not be able to achieve sustained growth, and our business, financial condition and results of operations may be adversely affected. We are also limited in our marketing efforts as a result of the COVID-19 pandemic, as mitigation and containment measures adopted by government authorities to contain the spread of COVID-19, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers and negatively affect our sales and marketing efforts.

A portion of our revenue is generated by sales to government organizations and customers, which are subject to a number of regulatory requirements, challenges and risks.

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

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•public sector budgetary cycles;

•the government has and in the future may require them to make operational changes in order to obtain the necessary approvals and certifications to sell into the government;

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

We spend substantial amounts of time and money to develop internally and acquire new products and enhanced versions of our existing products in order to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, approximately 87% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We may be adversely affected by the effects of inflation or stagflation or any economic recession

Inflation or possible stagflation and any economic downturn or recession in certain regions or worldwide have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall product cost structure or decreasing demand, and this can negatively impact our business by putting downward pressure on growth or if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience component, product and shipping cost increases. Inflation, stagflation and any economic downturn or a recession may materially adversely affect our business, financial condition, results of operations and liquidity. And, although we take measures to mitigate risks such as those associated with inflation, there could be a difference between the timing of when these mitigating actions impact our results of operations and when the cost of inflation is incurred. Inflation, an economic downturn, a recession, and any other economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

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

Moreover, business models based on a subscription software as a service (“SaaS”), cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future success of any of our particular SaaS business models and the future demand for our SaaS models by customers. Additionally, if we are unable to meet the demand to provide our services through a SaaS model, we may lose customers to competitors.

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

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in planning, deploying and operational proficiency for our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers could be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service provider or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. Our failure to maintain high-quality support services would have a material adverse effect on our business, financial condition and results of operations and may subject us to litigation, reputational damage, loss of customers and additional costs.

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

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software in an effort to gain entry into our customers’ networks. In addition, in general threat actors use dark web forums to sell organizations’ stolen credentials. If threat actors sell valid credentials used by our customers to access our services, it is possible that unauthorized third parties may use such stolen credentials to try to gain access to our services. These and other hacking efforts against us and our customers may be ongoing and may happen in the future.

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

From time to time we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion. In December 2021, we entered into an agreement that provided for settlement and dismissal of an existing patent infringement lawsuit and a mutual covenant-not-to-sue for a defined duration of time. Please refer to Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Linksys sells predominantly into the consumer Wi-Fi market, and its sales have declined since our investment. Because we are accounting for our Linksys investment using the equity method of accounting, we are required to assess the investment for other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired. We have analyzed whether there should be an OTTI of the value of our investment in Linksys and so far have determined there is no impairment. In evaluating OTTI, we considered factors such as duration and extent of the decline, Linksys’ financial performance, and our ability and intent to retain the investment for a duration sufficient to allow for any anticipated recovery of the investment’s market value. We intend to continue to analyze whether an impairment is appropriate and may determine in the future that an impairment in the value of our investment in Linksys is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense in our consolidated statements of income. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We may experience additional volatility to our statements of operations due to the underlying operating results of Linksys or impairments of our Linksys investment. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target carbon neutrality on Scope 1 and Scope 2 emissions resulting from our owned facilities worldwide by 2030, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC has also proposed a draft rule that requires climate disclosures in financial filings. To the extent the SEC proposal becomes effective for our company, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business or if our results or forecasts fail to meet the expectations of research analysts and investors, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2022, the closing price of our common stock ranged from $49.04 to $69.50 per share.

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

As of June 30, 2022, $29.6 million remained available for future share repurchases under the Repurchase Program. In July 2022, our board of directors approved a $1.00 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the remaining aggregate amount authorized to be repurchased to $1.03 billion. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic, the economic downturn and any recession has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	—	$—	—	$829.6
May 1 - May 31, 2022	13.6	$55.26	13.6	$74.6
June 1 - June 30, 2022	0.8	$58.89	0.8	$29.6
Total	14.4	$55.45	14.4

In July 2022, our board of directors approved a $1.00 billion increase in the authorized stock repurchase under the Repurchase Program, bringing the remaining aggregate amount authorized to be repurchased to $1.03 billion.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Form 8-K	June 22, 2022	3.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2022
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: August 5, 2022
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)