Form 10-Q
period 2022-09-30
Fortinet, Inc.
filed 2022-11-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of November 4, 2022, there were 781,236,011 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following:

•Our operating results are likely to vary significantly and be unpredictable.

•The effects of the COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business in a significant way, for example, through product and component shortages, longer product lead times, changes in customer buying-behavior including delays in service contract registrations, accelerating or delaying purchases, changes in the mix of backlog and the related margins or a negative impact on demand.

•Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, rising interest rates or reduced information technology spending may adversely impact our business.

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

•We may be adversely affected by the effects of inflation or stagflation in certain geographies, rising interest rates and by the effects of an economic downturn and possible recession.

•We are susceptible to supply chain constraints, supply shortages and disruptions, long lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services or the failure of our products or services to detect or prevent a security breach could harm our reputation, even more so than with other companies given that we are a security company.

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

•Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the war in Ukraine, could adversely affect our business and financial performance.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$964.0	$1,319.1
Short-term investments	739.5	1,194.0
Marketable equity securities	26.9	38.6
Accounts receivable—net	963.2	807.7
Inventory	215.8	175.8
Prepaid expenses and other current assets	72.8	65.4
Total current assets	2,982.2	3,600.6
LONG-TERM INVESTMENTS	84.0	440.8
PROPERTY AND EQUIPMENT—NET	889.5	687.6
DEFERRED CONTRACT COSTS	480.5	423.3
DEFERRED TAX ASSETS	515.5	342.3
GOODWILL	120.2	125.1
OTHER INTANGIBLE ASSETS—NET	38.8	63.6
OTHER ASSETS	225.2	235.8
TOTAL ASSETS	$5,335.9	$5,919.1
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$215.1	$148.4
Accrued liabilities	244.8	197.3
Accrued payroll and compensation	190.7	195.0
Deferred revenue	2,129.0	1,777.4
Total current liabilities	2,779.6	2,318.1
DEFERRED REVENUE	2,064.5	1,675.5
INCOME TAX LIABILITIES	67.8	79.5
LONG-TERM DEBT	989.9	988.4
OTHER LIABILITIES	56.9	59.2
Total liabilities	5,958.7	5,120.7
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 780.1 and 810.0 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	0.8	0.8
Additional paid-in capital	1,250.2	1,253.6
Accumulated other comprehensive loss	(25.5)	(4.8)
Accumulated deficit	(1,860.2)	(467.9)
Total Fortinet, Inc. stockholders’ equity (deficit)	(634.7)	781.7
Non-controlling interests	11.9	16.7
Total equity (deficit)	(622.8)	798.4
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,335.9	$5,919.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUE:
Product	$468.7	$337.1	$1,240.4	$876.1
Service	680.8	530.1	1,894.0	1,502.5
Total revenue	1,149.5	867.2	3,134.4	2,378.6
COST OF REVENUE:
Product	185.2	134.3	501.4	341.2
Service	97.8	76.9	286.2	213.5
Total cost of revenue	283.0	211.2	787.6	554.7
GROSS PROFIT:
Product	283.5	202.8	739.0	534.9
Service	583.0	453.2	1,607.8	1,289.0
Total gross profit	866.5	656.0	2,346.8	1,823.9
OPERATING EXPENSES:
Research and development	134.3	107.8	383.5	311.6
Sales and marketing	427.1	347.1	1,230.2	978.0
General and administrative	40.7	35.8	124.7	102.2
Gain on intellectual property matter	(1.1)	(1.1)	(3.4)	(3.4)
Total operating expenses	601.0	489.6	1,735.0	1,388.4
OPERATING INCOME	265.5	166.4	611.8	435.5
INTEREST INCOME	4.6	1.2	8.3	3.5
INTEREST EXPENSE	(4.5)	(4.6)	(13.5)	(10.4)
OTHER EXPENSE—NET	(0.9)	(6.3)	(19.3)	(7.5)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	264.7	156.7	587.3	421.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	27.3	(9.3)	21.6	10.4
LOSS FROM EQUITY METHOD INVESTMENT	(6.3)	(2.8)	(22.9)	(2.8)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	231.1	163.2	542.8	407.9
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	(0.5)	0.1	(0.7)	0.1
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$231.6	$163.1	$543.5	$407.8
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.29	$0.20	$0.68	$0.50
Diluted	$0.29	$0.19	$0.67	$0.49
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	786.2	817.7	795.0	816.5
Diluted	798.6	838.6	809.8	835.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income including non-controlling interests	$231.1	$163.2	$542.8	$407.9
Other comprehensive loss:
Change in foreign currency translation	(3.7)	(1.6)	(16.5)	(1.6)
Change in unrealized gains (losses) on investments	1.0	—	(10.7)	(1.0)
Less: tax provision (benefit) related to items of other comprehensive income or loss	0.3	(0.1)	(2.4)	(0.3)
Other comprehensive loss	(3.0)	(1.5)	(24.8)	(2.3)
Comprehensive income including non-controlling interests	228.1	161.7	518.0	405.6
Less: comprehensive loss attributable to non-controlling interests	(1.4)	(0.3)	(4.8)	(0.3)
Comprehensive income attributable to Fortinet, Inc.	$229.5	$162.0	$522.8	$405.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Deficit
	Shares	Amount
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.9	—	(26.0)	—	—	—	(26.0)
Repurchase and retirement of common stock	(10.2)	—	(15.8)	—	(484.2)	—	(500.0)
Stock-based compensation expense	—	—	54.7	—	—	—	54.7
Net unrealized gain on investments - net of tax	—	—	—	0.7	—	—	0.7
Foreign currency translation adjustment	—	—	—	(2.8)	—	(0.9)	(3.7)
Net income (loss)	—	—	—	—	231.6	(0.5)	231.1
BALANCE—September 30, 2022	780.1	$0.8	$1,250.2	$(25.5)	$(1,860.2)	$11.9	$(622.8)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—June 30, 2021	816.5	$0.8	$1,245.2	$(0.1)	$(195.7)	$—	$1,050.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.1	—	(38.0)	—	—	—	(38.0)
Repurchase and retirement of common stock	(1.8)	—	(2.8)	—	(106.0)	—	(108.8)
Stock-based compensation expense	—	—	52.7	—	—	—	52.7
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized gain on investments - net of tax	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment	—	—	—	(1.2)	—	(0.4)	(1.6)
Net income	—	—	—	—	163.1	0.1	163.2
BALANCE—September 30, 2021	816.8	$0.8	$1,257.1	$(1.2)	$(138.6)	$17.5	$1,135.6
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.1	—	(110.6)	—	—	—	(110.6)
Repurchase and retirement of common stock	(36.0)	—	(55.4)	—	(1,935.8)	—	(1,991.2)
Stock-based compensation expense	—	—	162.6	—	—	—	162.6
Net unrealized loss on investments - net of tax	—	—	—	(8.3)	—	—	(8.3)
Foreign currency translation adjustment	—	—	—	(12.4)	—	(4.1)	(16.5)
Net income (loss)	—	—	—	—	543.5	(0.7)	542.8
BALANCE—September 30, 2022	780.1	$0.8	$1,250.2	$(25.5)	$(1,860.2)	$11.9	$(622.8)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	812.7	$0.8	$1,206.6	$0.7	$(352.1)	$—	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	8.2	—	(98.2)	—	—	—	(98.2)
Repurchase and retirement of common stock	(4.1)	—	(6.1)	—	(194.3)	—	(200.4)
Stock-based compensation expense	—	—	154.8	—	—	—	154.8
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	—	(0.7)
Foreign currency translation adjustment	—	—	—	(1.2)	—	(0.4)	(1.6)
Net income	—	—	—	—	407.8	0.1	407.9
BALANCE—September 30, 2021	816.8	$0.8	$1,257.1	$(1.2)	$(138.6)	$17.5	$1,135.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$542.8	$407.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	162.6	154.8
Amortization of deferred contract costs	163.8	126.9
Depreciation and amortization	77.0	59.1
Amortization of investment premiums	3.6	4.8
Loss from equity method investment	22.9	2.8
Other	21.2	4.4
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(162.7)	130.6
Inventory	(59.7)	(19.5)
Prepaid expenses and other current assets	(7.6)	(12.5)
Deferred contract costs	(221.0)	(201.0)
Deferred tax assets	(172.0)	(91.9)
Other assets	(13.9)	(15.7)
Accounts payable	78.6	(11.8)
Accrued liabilities	27.8	77.0
Accrued payroll and compensation	(3.2)	23.1
Other liabilities	(0.5)	(3.2)
Deferred revenue	742.8	497.1
Net cash provided by operating activities	1,202.5	1,132.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(389.1)	(1,749.9)
Sales of investments	3.0	82.2
Maturities of investments	1,182.9	1,029.0
Purchases of property and equipment	(250.3)	(144.6)
Purchase of investment in privately held company	—	(160.0)
Payments made in connection with business combinations, net of cash acquired	—	(73.4)
Purchases of marketable equity securities	—	(42.5)
Net cash provided by (used in) investing activities	546.5	(1,059.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	—	989.4
Payments for debt issuance costs	—	(2.4)
Payments of debt assumed in connection with business combination	—	(2.2)
Repurchase and retirement of common stock	(1,991.2)	(170.0)
Proceeds from issuance of common stock	21.7	20.7
Taxes paid related to net share settlement of equity awards	(132.1)	(118.9)
Other	(1.3)	(0.2)
Net cash provided by (used in) financing activities	(2,102.9)	716.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.2)	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355.1)	790.3
CASH AND CASH EQUIVALENTS—Beginning of period	1,319.1	1,061.8
CASH AND CASH EQUIVALENTS—End of period	$964.0	$1,852.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$197.6	$69.9
Operating lease liabilities arising from obtaining right-of-use assets	$36.2	$31.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$13.1	$14.6
Liability for purchase of property and equipment	$25.3	$23.8
Liability for repurchase of common stock	$—	$30.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements for the year ended December 31, 2021.

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

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2022.

Recently Adopted and Recently Issued Accounting Standards

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

2.     REVENUE RECOGNITION

We sell cybersecurity solutions to channel partners who in turn sell such solutions to a variety of organizations, such as large-, medium- and small-sized enterprises, communication service providers and government organizations. Our revenue consists of product and service revenue. Product revenue is generated by our Core Platform (previously referred to as FortiGate network security and other products) and our Enhanced Platform Technologies (previously referred to as Platform Extension). Service revenue relates to sales of our security subscription services, which mainly consists of our FortiGuard security subscriptions, as well as our FortiCare technical support services and other services.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product	$468.7	$337.1	$1,240.4	$876.1
Service:
Security subscription	369.8	287.4	1,023.1	815.6
Technical support and other	311.0	242.7	870.9	686.9
Total service revenue	680.8	530.1	1,894.0	1,502.5
Total revenue	$1,149.5	$867.2	$3,134.4	$2,378.6

Deferred Revenue

During the three and nine months ended September 30, 2022, we recognized $401.9 million and $1.37 billion in service revenue that was included in the deferred revenue balance as of December 31, 2021, respectively. During the three and nine months ended September 30, 2021, we recognized $309.2 million and $1.10 billion in service revenue that was included in the deferred revenue balance as of December 31, 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.21 billion, which was substantially comprised of deferred security subscription, technical support services revenue and unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.15 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $3.7 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively. Provisions, write-offs and recoveries were not material during the nine months ended September 30, 2022 and 2021.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended September 30, 2022 and 2021 were $56.7 million and $45.1 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2022 and 2021 were $163.8 million and $126.9 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-sale Securities

The following tables summarize our available-for-sale securities (in millions):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$342.5	$—	$(6.2)	$336.3
U.S. government and agency securities	292.2	—	(6.2)	286.0
Commercial paper	141.3	—	(0.4)	140.9
Certificates of deposit and term deposits	55.5	—	(0.2)	55.3
Municipal bonds	5.2	—	(0.2)	5.0
Total available-for-sale securities	$836.7	$—	$(13.2)	$823.5

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$540.7	$—	$(1.2)	$539.5
U.S. government and agency securities	356.1	—	(1.0)	355.1
Commercial paper	566.0	—	(0.2)	565.8
Certificates of deposit and term deposits	169.1	—	(0.1)	169.0
Municipal bonds	5.4	—	—	5.4
Total available-for-sale securities	$1,637.3	$—	$(2.5)	$1,634.8

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	September 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$251.5	$(4.4)	$84.8	$(1.8)	$336.3	$(6.2)
U.S. government and agency securities	218.0	(4.1)	68.0	(2.1)	286.0	(6.2)
Commercial paper	140.9	(0.5)	—	—	140.9	(0.5)
Certificates of deposit and term deposits	43.0	(0.2)	1.5	—	44.5	(0.2)
Municipal bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$658.4	$(9.3)	$154.3	$(3.9)	$812.7	$(13.2)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$494.4	$(1.2)	$—	$—	$494.4	$(1.2)
U.S. government and agency securities	334.2	(1.0)	—	—	334.2	(1.0)
Commercial paper	288.0	(0.2)	—	—	288.0	(0.2)
Certificates of deposit and term deposits	93.1	(0.1)	—	—	93.1	(0.1)
Municipal bonds	5.3	—	—	—	5.3	—
Total available-for-sale securities	$1,215.0	$(2.5)	$—	$—	$1,215.0	$(2.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were as follows (in millions):

	September 30, 2022	December 31, 2021
Due within one year	$739.5	$1,194.0
Due within one to three years	84.0	440.8
Total	$823.5	$1,634.8

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

Marketable Equity Securities

Our marketable equity securities were $26.9 million and $38.6 million as of September 30, 2022 and December 31, 2021. The changes in fair value of our marketable equity securities are recorded in other expense—net on the condensed consolidated statements of income. We recognized a $2.6 million gain and a $11.7 million loss during the three and nine months ended September 30, 2022, respectively. We recognized a $3.7 million and a $2.9 million loss during the three and nine months ended September 30, 2021, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2022				December 31, 2021
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$336.3	$—	$336.3	$—	$542.5	$—	$542.5	$—
U.S. government and agency securities	286.0	276.7	9.3	—	355.1	345.2	9.9	—
Commercial paper	140.9	—	140.9	—	580.3	—	580.3	—
Certificates of deposit and term deposits	55.4	—	55.4	—	259.0	—	259.0	—
Money market funds	380.5	380.5	—	—	57.5	57.5	—	—
Municipal bonds	5.0	—	5.0	—	5.4	—	5.4	—
Marketable equity securities	26.9	26.9	—	—	38.6	38.6	—	—
Total	$1,231.0	$684.1	$546.9	$—	$1,838.4	$441.3	$1,397.1	$—

Reported as:
Cash equivalents	$380.6				$165.0
Marketable equity securities	26.9				38.6
Short-term investments	739.5				1,194.0
Long-term investments	84.0				440.8
Total	$1,231.0				$1,838.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2022 and year ended December 31, 2021.

4.     INVENTORY

Inventory consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$42.4	$40.2
Work in process	8.9	9.8
Finished goods	164.5	125.8
Inventory	$215.8	$175.8

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Land	$305.7	$204.5
Buildings and improvements	488.9	416.2
Computer equipment and software	219.3	176.1
Leasehold improvements	49.7	40.1
Evaluation units	16.5	15.6
Furniture and fixtures	31.2	26.9
Construction-in-progress	38.0	19.9
Total property and equipment	1,149.3	899.3
Less: accumulated depreciation	(259.8)	(211.7)
Property and equipment—net	$889.5	$687.6

In July 2022, we purchased real property in Union City, California, for $65.4 million. The purchase was accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings based on their relative fair values. The amounts allocated to land and buildings were $52.4 million and $13.0 million, respectively.

Depreciation expense was $21.2 million and $18.1 million during the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $59.4 million and $47.4 million during the nine months ended September 30, 2022 and 2021, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 32.6% ownership interest in this privately-held company. On September 24, 2021, we invested an additional $85.0 million in cash for shares of Series A Preferred Stock of Linksys, and as of September 30, 2022 and December 31, 2021, we held 50.8% of the outstanding common stock (on an as-converted basis) of Linksys. Linksys provides router connectivity solutions to the consumer and small business markets.

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $6.3 million and $22.9 million for the three and nine months ended September 30, 2022, and was $2.8 million for the three and nine months ended September 30, 2021, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. As of September 30, 2022 and December 31, 2021, the investment was included in other assets on our condensed consolidated balance sheets. Transaction costs related to this investment were not material.

Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”) during the three months ended September 30, 2022. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation, we determined that an OTTI has not occurred as of September 30, 2022 and as of the date of this Quarterly Report on Form 10-Q. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the reported results and disclosures of Linksys.

7.     BUSINESS COMBINATIONS

2021 Acquisitions

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our Core Platform and Enhanced Platform Technology functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets acquired and their estimated useful lives as of August 31, 2021, were as follows (in millions, except years):

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2021	$125.1
Foreign currency translation adjustments	(4.9)
Balance—September 30, 2022	$120.2

There were no impairments to goodwill during the nine months ended September 30, 2022 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$77.0	$49.0	$28.0
Customer relationships	5.6	20.2	13.7	6.5
Trade name	10.0	4.8	0.5	4.3
Backlog	1.0	3.8	3.8	—
Total other intangible assets—net		$105.8	$67.0	$38.8

	December 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$82.2	$38.0	$44.2
Customer relationships	6.0	22.2	11.9	10.3
Trade name	10.0	6.1	0.2	5.9
Backlog	1.0	4.8	1.6	3.2
Total other intangible assets—net		$115.3	$51.7	$63.6

Amortization expense was $5.2 million and $4.8 million during the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $17.6 million and $11.7 million during the nine months ended September 30, 2022 and 2021, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2022 (the remainder of 2022)	$4.0
2023	14.4
2024	9.8
2025	4.9
2026	1.1
Thereafter	4.6
Total	$38.8

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income including non-controlling interests	$231.1	$163.2	$542.8	$407.9
Net income (loss) attributable to non-controlling interests	(0.5)	0.1	(0.7)	0.1
Net income attributable to Fortinet, Inc.	$231.6	$163.1	$543.5	$407.8

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	786.2	817.7	795.0	816.5
Diluted shares:
Weighted-average common stock outstanding-basic	786.2	817.7	795.0	816.5
Effect of potentially dilutive securities:
RSUs	4.9	11.8	6.6	11.0
Stock options	7.5	9.1	8.2	7.9
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	798.6	838.6	809.8	835.4
Net income per share attributable to Fortinet, Inc.:
Basic	$0.29	$0.20	$0.68	$0.50
Diluted	$0.29	$0.19	$0.67	$0.49

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
RSUs	2.5	0.3	1.1	0.9
Stock options	1.6	0.1	1.4	1.4
Total	4.1	0.4	2.5	2.3

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of September 30, 2022 and December 31, 2021, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2022	December 31, 2021
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				10.1	11.6
Total long-term debt				$989.9	$988.4

As of September 30, 2022 and December 31, 2021, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended September 30, 2022 and 2021, we recorded $4.4 million of total interest expense in relation to these Senior Notes in each quarter. During the nine months ended September 30, 2022 and 2021, total interest expense in relation to these Senior Notes was $13.4 million and $10.2 million, respectively. No interest costs were capitalized for the three months or nine months ended September 30, 2022 and 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $808.9 million, including accrued and unpaid interest, as of September 30, 2022. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2022 (in millions):

	Total	2022	Thereafter
Inventory purchase commitments	$1,456.4	$1,070.8	$385.6

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers, which are non-cancelable. As of September 30, 2022 and December 31, 2021, we had $1.46 billion and $1.14 billion, respectively, of open purchase orders with our independent contract manufacturers that consist of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of September 30, 2022 and December 31, 2021, we had $111.7 million and $126.7 million, respectively, in other contractual commitments having a remaining term in excess of one year that are non-cancelable and an additional $73.5 million and $68.9 million, respectively, in contractual commitments for operating lease liabilities.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount.

Litigation loss contingency accruals associated with outstanding cases were not material as of September 30, 2022 and December 31, 2021.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any existing claims or proceedings related to these types of matters, including any that we believe are likely to have a material adverse effect on our financial position.

12.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs and stock options. As of September 30, 2022, there were a total of 57.3 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2021	15.7	$27.06
Granted	3.4	58.77
Forfeited	(0.9)	33.94
Vested	(6.6)	23.02
Balance—September 30, 2022	11.6	38.18

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2022, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $393.3 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Shares withheld for taxes	0.5	0.8	2.2	3.0
Amount withheld for taxes	$32.0	$42.9	$132.1	$119.0

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expected term in years	4.4	4.4	4.4	4.4
Volatility	42.5%	36.9%	41.2%	39.2%
Risk-free interest rate	3.1%	0.7%	2.0%	0.5%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	13.7	$18.57	4.0	$729.9
Granted	1.5	60.84
Forfeited	(0.2)	35.79
Exercised	(1.6)	13.38
Balance—September 30, 2022	13.4	$23.72
Options vested and expected to vest—September 30, 2022	13.4	$23.72	3.7	$361.5
Options exercisable—September 30, 2022	8.9	$15.25	2.8	$303.1

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock on September 30, 2022 for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2022, total compensation expense related to unvested stock options granted to employees but not yet recognized was $56.9 million, with a weighted-average remaining vesting period of 2.7 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-average fair value per share granted	$20.22	$19.07	$22.09	$11.74
Intrinsic value of options exercised	$29.7	$20.9	$73.3	$60.2
Fair value of options vested	$4.8	$3.3	$19.8	$13.9

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of product revenue	$0.5	$0.4	$1.3	$1.3
Cost of service revenue	4.8	4.1	14.0	11.4
Research and development	16.7	14.5	47.9	42.0
Sales and marketing	25.9	27.6	79.0	82.1
General and administrative	7.4	6.9	22.3	20.2
Total stock-based compensation expense	$55.3	$53.5	$164.5	$157.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
RSUs	$48.9	$48.5	$146.2	$142.8
Stock options	6.4	5.0	18.3	14.2
Total stock-based compensation expense	$55.3	$53.5	$164.5	$157.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income tax benefit associated with stock-based compensation	$12.2	$11.7	$36.2	$34.5

Share Repurchase Program

In July 2022, under the Share Repurchase Program originally approved by our board of directors in January 2016 (the “Repurchase Program”), our board of directors approved a $1.0 billion increase, bringing the aggregate amount authorized to be repurchased to $5.25 billion of our outstanding common stock through February 28, 2023. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three and nine months ended September 30, 2022, we repurchased 10.2 million and 36.0 million shares of common stock, respectively, under the Repurchase Program in open-market transactions at a weighted-average price of $49.15 per share and $55.37 per share, respectively, for an aggregate purchase price of $500.0 million and $1.99 billion, respectively. As of September 30, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program.

13.    INCOME TAXES

Our effective tax rate was 10% for the three months ended September 30, 2022, compared to an effective tax rate of negative 6% for the same period last year. Our effective tax rate was 4% for the nine months ended September 30, 2022, compared to an effective tax rate of 2% for the same period last year. The effective tax rates for the periods presented are primarily comprised of U.S. federal and state taxes, withholding taxes, foreign taxes, the tax benefit from foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense. The tax rates for the three months ended September 30, 2022 and 2021 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $75.5 million and $40.1 million, respectively. The tax rate for the three months ended September 30, 2022 was impacted by a tax benefit of $28.9 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $19.3 million. The tax rate for the three months ended September 30, 2021 was impacted by a tax benefit of $8.7 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $25.0 million. In addition, the tax rate for the three months ended September 30, 2021 was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year’s tax return.

The tax rates for the nine months ended September 30, 2022 and 2021 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $169.2 million and $115.8 million, respectively. The tax rate for the nine months ended September 30, 2022 was impacted by a tax benefit of $62.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $68.7 million and release of reserves of $16.3 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations. The tax rate for the nine months ended September 30, 2021 was impacted by a tax benefit of $23.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $60.3 million and release of reserves of $5.5 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations. In addition, the tax rate for the nine months ended September

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

30, 2021 was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year’s tax return.

As of September 30, 2022 and December 31, 2021, unrecognized tax benefits were $65.5 million and $73.3 million, respectively. If recognized, $56.9 million of the unrecognized tax benefits as of September 30, 2022 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2022 and December 31, 2021, accrued interest and penalties were $10.2 million and $13.3 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $20.3 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

On September 29, 2020, the United States Department of the Treasury (the “U.S. Treasury”) and the Internal Revenue Service (the “IRS”) released final regulations related to foreign tax credits that were the subject of proposed regulations issued in December 2019 and proposed certain provisions in proposed regulations issued in December 2019. The final and proposed regulations provide administrative guidance for the foreign tax credit regime, which was updated in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). Generally, the provisions that were included in the 2019 proposed regulations apply to taxable years ended on or after December 16, 2019, except as otherwise specified. On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime, which did not have a material impact on our consolidated financial statements as of December 31, 2021. On January 4, 2022, the U.S. Treasury and the IRS published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. On July 26, 2022, the U.S. Treasury released corrections to the final regulations. These final regulations adversely impact our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. These final regulations increased our tax expense in the nine months ended September 30, 2022 by approximately $16.4 million.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 that provides for, among other changes, changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022. The 15% minimum tax based on financial statement income will not apply to us immediately, but may in the future as we continue to grow. The 1% excise tax on net repurchases of stock will apply to our net repurchases after December 31, 2022, if any.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2022 and 2021 were $3.2 million and $2.5 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2022 and 2021 were $9.8 million and $7.9 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Americas:
United States	$344.1	$258.4	$942.8	$722.6
Other Americas	123.5	91.7	321.0	255.4
Total Americas	467.6	350.1	1,263.8	978.0
Europe, Middle East and Africa (“EMEA”)	443.9	323.2	1,181.7	905.1
Asia Pacific (“APAC”)	238.0	193.9	688.9	495.5
Total revenue	$1,149.5	$867.2	$3,134.4	$2,378.6

Property and Equipment—net	September 30, 2022	December 31, 2021
Americas:
United States	$631.8	$472.4
Canada	200.3	170.9
Latin America	1.2	1.6
Total Americas	833.3	644.9
EMEA	35.9	31.0
APAC	20.3	11.7
Total property and equipment—net	$889.5	$687.6

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Distributor A	29%	31%	29%	32%
Distributor B	13%	12%	13%	12%
Distributor C	13%	*	13%	*
* Represents less than 10%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2022	December 31, 2021
Distributor A	32%	33%
Distributor B	12%	13%
Distributor C	13%	13%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     SUBSEQUENT EVENTS

Acquisition of Non-Controlling Interests in Alaxala

On October 3, 2022, we completed our acquisition of the remaining 25% equity interests in Alaxala for $13.5 million. Refer to Note 7. Business Combinations for information in connection with our acquisition of Alaxala.

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

•the duration and impact of the COVID-19 pandemic, including various COVID-19 variants and the implementation of “return to office” plans;

•effects of the war in Ukraine, related macroeconomic effects and the impact of our decision to suspend operations in Russia;

•effects of increased inflation and rising interest rates in many geographies and changes in currency exchange rates and currency regulations;

•continued growth and market share gains;

•variability in sales in certain product categories from year to year and between quarters;

•expected impact of sales of certain products and services;

•the impact of macro-economic, geopolitical factors and other disruption on our manufacturing or sales, including the impact of the COVID-19 pandemic and other public health issues, wars and natural disasters;

•the effects of government regulation, tariffs and other policies;

•drivers of long-term growth and operating leverage, such as sales productivity and capacity, functionality and value in our subscription service offerings;

•growing our solution sales through channel partners to businesses, service providers and government organizations, our ability to execute these sales and the complexity of providing solutions to all segments (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our sales organization;

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

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of 2020 and the Inflation Reduction Act of 2022;

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

Our product offerings consist of our Core Platform (previously referred to as FortiGate network security physical and virtual products) and our Enhanced Platform Technologies (previously referred to as Platform Extension). The extended platform includes Secure Networking (Secure Switching, Access Points, 5G and Network Access Control), Network and Security Operations (Management, Analytics, Security Information and Event Management, Security Operations, Orchestration and Response and Email Security), Endpoint Security (Enhanced Detection and Response and Identity) and Cloud Security (Web Application Firewall).

Our cloud- and hosted- Enhanced Platform Technology products and services include sandboxing, endpoint detection and response (“EDR”), email security, web application and application programming interface (“API”) security, cloud networking security and cloud-native protection as well as management and analytics.

Our FortiGuard security subscription services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver coordinated protection for the ever-expanding attack surface through Core Platform appliance and virtual machine as well as all Enhanced Platform Technology products that are registered by the end-customer.

Our FortiCare support services provide both technical support and professional services to help our customers deploy, maintain, and operationalize Fortinet’s Core Platform and Enhanced Platform Technology products and services.

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

Our FortiOS operating system provides the foundation for the operation of all Core Platform and Enhanced Platform Technology products, whether physical, virtual, private- or public-cloud based. FortiOS directs the operations of processors and SPUs and provides system management functions. We make regular updates to FortiOS available through our FortiCare support services.

Networking functionality and security capabilities are integrated into the FortiOS operating system to run both the Core Platform and Enhanced Platform Technology capabilities of Fortinet’s cybersecurity mesh architecture (“Fortinet Security Fabric”). This approach to security combines discrete security solutions together into an integrated operating system which provides centralized management, visibility, automation and intelligence sharing to simplify operations and respond rapidly to threats.

The focus areas of our business consist of:

•Secure Networking—Our Security-Driven Networking solutions enables the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), SD-WAN, LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). We derive a majority of product sales from our Core Platform network security appliances. Core Platform network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, SD-WAN, Intrusion Prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for Core Platform security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing SPUs technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-Fi access points and switches, Fortinet helps organizations secure their networks across campuses, branches and work-from-home deployments.

•Zero Trust Access—Fortinet’s Enhanced Platform Technology products and services extend beyond the network to create a cybersecurity mesh architecture to cover other attack vectors. Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for work from anywhere (“WFA”). Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken. Additionally, the proliferation of operational technology (“OT”) and internet of things (“IoT”) devices has generated new opportunities for us to grow our business. Our network access control solutions provide visibility, control and automated event responses in order to secure OT and IoT devices.

•Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated cloud-native capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, bring our Enhanced Platform Technology products and services into and across cloud environments, delivering security that follows their applications and data. Our Secure SD-WAN for Multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our Cloud Security portfolio also secures applications, including email and web applications and APIs and helps organizations better operationalize their cloud security with cloud-native protection. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed IPS and web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

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

•Security as a Service—Our customers purchase our natively integrated FortiGuard security subscription services as an add-on to products and solutions across the Enhanced Platform Technology products and services with the goal of receiving real-time threat intelligence and protection updates. The rich set of FortiGuard security subscription services is built from the ground up to provide comprehensive protection for users and applications, including market leading offerings for IPS, Web, video and DNS filtering, AV and cloud sandbox as well as OT and IoT Security. The FortiGuard security subscription services are provided from our FortiGuard Labs and cloud-delivered to provide real-time unified protection across network endpoint and cloud.

•Support and Professional Services—Fortinet offers technical support, FortiOS updates and extended product warranty through our FortiCare support services. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement. Our advanced support service offerings include technical account managers that act as a single point of contact and customer advocate within Fortinet. Our professional service offerings include resident engineers and professional service consultants for implementations or trainings.

Financial Highlights

•Total revenue was $1.15 billion and $3.13 billion during the three and nine months ended September 30, 2022, an increase of 33% and 32%, respectively, compared to $867.2 million and $2.38 billion in the same periods last year. Product revenue was $468.7 million and $1.24 billion during the three and nine months ended September 30, 2022, an increase of 39% and 42%, respectively, compared to $337.1 million and $876.1 million in the same periods last year. Service revenue was $680.8 million and $1.89 billion during the three and nine months ended September 30, 2022, an increase of 28% and 26%, respectively, compared to $530.1 million and $1.50 billion in the same periods last year.

•Total gross profit was $866.5 million and $2.35 billion during the three and nine months ended September 30, 2022, an increase of 32% and 29%, respectively, compared to $656.0 million and $1.82 billion in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $1.81 billion as of September 30, 2022.

•During the nine months ended September 30, 2022, we repurchased 36.0 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $1.99 billion.

•Deferred revenue was $4.19 billion as of September 30, 2022, an increase of $740.6 million, or 21%, compared to $3.45 billion as of December 31, 2021 and an increase of $1.09 billion, or 35%, compared to $3.11 billion as of September 30, 2021. Deferred revenue was $3.11 billion as of September 30, 2021, an increase of $501.1 million, or 19%, compared to $2.61 billion as of December 31, 2020 and an increase of $714.4 million, or 30%, compared to $2.39 billion as of September 30, 2020.

•Short-term deferred revenue was $2.13 billion as of September 30, 2022, an increase of $351.6 million, or 20%, compared to $1.78 billion as of December 31, 2021 and an increase of $512.9 million, or 32%, compared to $1.62 billion as of September 30, 2021. Short-term deferred revenue was $1.62 billion as of September 30, 2021, as increase of $223.3 million, or 16%, compared to $1.39 billion as of December 31, 2020 and an increase of $316.1 million, or 24%, compared to $1.30 billion as of September 30, 2020.

•We generated cash flows from operating activities of $1.20 billion during the nine months ended September 30, 2022, an increase of $69.6 million, or 6%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended September 30, 2022, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 38% and 21% of our total revenue, respectively, and increased by 34%, 37% and 23% compared to the same period last year, respectively. During the nine months ended September 30, 2022, the Americas region, the EMEA region and the APAC region contributed 40%, 38% and 22% of our total revenue, respectively, and increased by 29%, 31% and 39% compared to the same period last year, respectively.

Our revenue growth was driven by strong product revenue performance. Product revenue grew 39% and 42% during the three and nine months ended September 30, 2022, respectively, compared to the same periods last year. Product revenue growth was consistent with an elevated cyber threat landscape and changes in our pricing model. Core Platform products accounted for more than 40% of the product revenue growth during the three months ended September 30, 2022. While Secure SD-WAN contributed to product revenue growth, a main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We experienced strong product revenue growth across many of our Enhanced Platform Technology products, including our OT solutions, secure access products and software licenses. Service revenue growth of 28% and 26% during the three and nine months ended September 30, 2022, respectively, compared to the same periods last year, was driven by the strength of our FortiCare technical support and other service revenue which grew 28% and 27%, respectively, and of FortiGuard and other security subscription revenue, which grew 29% and 25%, respectively.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2022, approximately 45% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue decreased by 4 and 3 percentage points during the three and nine months ended September 30, 2022, respectively, compared to the same periods last year. Headcount increased to 12,091 employees and contractors as of September 30, 2022, a 19% increase compared to 10,195 as of December 31, 2021.

COVID-19 Pandemic Update

The United States and the global community we serve have faced unprecedented challenges posed by the COVID-19 pandemic, including the various COVID-19 variants. In response to the pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have started to transition back to an in-person working mode, allowing increasing numbers of employees to work from our offices with reasonable precautions and, in all cases, subject to abiding by local legal restrictions. We intend to continue to monitor and abide by local employee health and safety protocols and other regulations as applicable to each local office.

While the broader implications of the COVID-19 pandemic on our employees and overall financial performance continue to evolve, we have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the three and nine months ended September 30, 2022. Conversely, some aspects of our business do not appear to have been significantly affected. During the three and nine months ended September 30, 2022, we have observed the following:

•We have seen continued supply chain challenges, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we do not have enough inventory to promptly meet all demand for all products.

•In many countries, our employees’ ability to travel has been reduced and certain in-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions continued to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of September 30, 2022, we have started to see an increase in such expenses as compared to the same period last year.

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

•Our days sales outstanding increased to 75 days in the third quarter of 2022, compared to 63 days in the same period last year, primarily due to the sales linearity. The accounts receivable allowance for credit losses was $3.7 million as of September 30, 2022, increased by $1.3 million compared to $2.4 million as of December 31, 2021, primarily due to an increase in past due invoices over 60 and 90 days.

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

War in Ukraine

Due to the war in Ukraine and the resulting sanctions and other actions against Russia and Belarus and due to inflation and the economic downturn and possible recession, there has been uncertainty and disruption in the global economy. On March 7, 2022, we announced that we were suspending sales, support, security updates and other operations in Russia.

Although the Russian war against Ukraine did not have a material adverse impact on our revenue or other financial results for the three and nine months ended September 30, 2022, at this time we are unable to fully assess the aggregate impact it will have on our business in future periods due to various uncertainties, which include, but are not limited to, the duration of the war, its effect on the economy, its impact to the businesses of our customers and distributors, actions that may be taken by governmental authorities related to the war, and other factors identified in Part II, Item 1A, “Risk Factors” in this Quarterly Report, including the risk factor titled “The war in Ukraine and our suspension of operations in Russia have affected and may continue to affect our business.”

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to large service providers and major systems integrators. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including education, financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of Core Platform products as well as Enhanced Platform Technology products, depending on the end-customer’s size and security requirements.

We also offer our products hosted in our own data centers and through co-locations and major cloud providers, and have recognized revenue on a usage basis from our data centers as well as Alibaba Cloud, Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangement in private clouds or at cloud providers. In a BYOL arrangement, a customer purchases a software license from us through our channel partners and deploys the software in a cloud provider’s environment. Similarly, customers may purchase such a license from us and deploy it in third-party clouds or in their private cloud.

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

	Three Months Ended Or As Of
	September 30, 2022	September 30, 2021
	(in millions)
Revenue	$1,149.5	$867.2
Deferred revenue	$4,193.5	$3,106.4
Billings (non-GAAP)	$1,411.0	$1,064.1
Net cash provided by operating activities	$483.0	$398.8
Free cash flow (non-GAAP)	$395.2	$329.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the contractual service period. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $4.19 billion as of September 30, 2022, an increase of $740.6 million, or 21%, from December 31, 2021. Short term deferred revenue was $2.13 billion as of September 30, 2022, an increase of $351.6 million, or 20%, from December 31, 2021.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.41 billion for the three months ended September 30, 2022, an increase of 33% compared to $1.06 billion in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in millions)
Billings:
Revenue	$1,149.5	$867.2
Add: Change in deferred revenue	261.5	201.0
Less: Deferred revenue balance acquired in business combination	—	(4.1)
Total billings (non-GAAP)	$1,411.0	$1,064.1

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

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$483.0	$398.8
Less: Purchases of property and equipment	(87.8)	(69.0)
Free cash flow (non-GAAP)	$395.2	$329.8
Net cash provided (used) in investing activities	$297.8	$(307.5)
Net cash used in financing activities	$(526.6)	$(118.7)

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

Except as noted below, there were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “Form 10-K”).

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended
	September 30, 2022		September 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$468.7	41%	$337.1	39%	$131.6	39%
Service	680.8	59	530.1	61	150.7	28
Total revenue	$1,149.5	100%	$867.2	100%	$282.3	33%
Revenue by geography:
Americas	$467.6	41%	$350.1	41%	$117.5	34%
EMEA	443.9	38	323.2	37	120.7	37
APAC	238.0	21	193.9	22	44.1	23
Total revenue	$1,149.5	100%	$867.2	100%	$282.3	33%

Total revenue increased by $282.3 million, or 33%, during the three months ended September 30, 2022 compared to the same period last year. We continued to experience significant organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased by $131.6 million, or 39%, during the three months ended September 30, 2022 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape and included the benefit of certain pricing actions. Core Platform products accounted for more than 40% of the product revenue growth in the three months ended September 30, 2022. While Secure SD-WAN and OT contributed significantly to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We also experienced strong revenue growth across many Enhanced Platform Technology products.

Service revenue increased by $150.7 million, or 28%, during the three months ended September 30, 2022 compared to the same period last year. FortiGuard security subscription and FortiCare and other technical support and other revenues increased by $82.4 million, or 29%, and by $68.3 million, or 28%, respectively, during the three months ended September 30, 2022 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings and the early effects of certain pricing actions.

Of the service revenue recognized during the three months ended September 30, 2022, 88% was included in the deferred revenue balance as of June 30, 2022. Of the service revenue recognized during the three months ended September 30, 2021, 89% was included in the deferred revenue balance as of June 30, 2021. We expect service revenue growth will continue to increase through the remainder of 2022, as our business is expected to grow and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, supply chain constraints, customers taking longer to buy their service, or other reasons.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$185.2	$134.3	$50.9	38%
Service	97.8	76.9	20.9	27
Total cost of revenue	$283.0	$211.2	$71.8	34%
Gross margin (%):
Product	60.5%	60.2%
Service	85.6	85.5
Total gross margin	75.4%	75.6%

Total gross margin decreased by 0.2 percentage points during the three months ended September 30, 2022 compared to the same period last year, primarily driven by a change in revenue mix to lower margin product revenue from higher margin service revenue and the consolidation of Alaxala, partially offset by favorable impact of foreign currency fluctuations. Revenue mix shifted by 2 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased by 0.3 percentage points during the three months ended September 30, 2022 compared to the same period last year. The increase in product margin is driven by higher average selling prices, partially offset by higher expedite fees and other product costs due to supply chain constraints and the consolidation of Alaxala. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased by 0.1 percentage points during the three months ended September 30, 2022 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The increase in service gross margin was primarily impacted by favorable impact of foreign currency fluctuations and higher average selling prices, partially offset by our data center expansion, increased labor cost and our consolidation of Alaxala.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2022		September 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$134.3	12%	$107.8	12%	$26.5	25%
Sales and marketing	427.1	37	347.1	40	80.0	23
General and administrative	40.7	4	35.8	4	4.9	14
Gain on IP matter	(1.1)	—	(1.1)	—	—	—
Total operating expenses	$601.0	52%	$489.6	56%	$111.4	23%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased by $26.5 million, or 25%, during the three months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $15.8 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $6.1 million, and an increase of $3.2 million of product development costs, such as third-party testing and prototypes, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2022.

Sales and marketing

Sales and marketing expense increased by $80.0 million, or 23%, during the three months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $46.4 million in personnel-related costs. We significantly increased our sales capacity, including newer non-tenured sales people. The increase in headcount is expected to help drive global market revenue increases. In addition, we incurred increases in marketing-related expense of $13.8 million, travel expense of $11.4 million and depreciation and other occupancy expense of $5.5 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2022.

General and administrative

General and administrative expense increased by $4.9 million, or 14%, during the three months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $4.3 million in personnel-related costs and an increase of $1.3 million in depreciation and other occupancy-relate costs, partially offset by a decrease of $1.7 million in provision for expected credit losses, and the favorable impact of foreign currency fluctuations. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2022.

Operating income and margin

We generated operating income of $265.5 million during the three months ended September 30, 2022, an increase of $99.1 million, or 60%, compared to $166.4 million in the same period last year. Operating income as a percentage of revenue was 23% during the three months ended September 30, 2022, compared to 19% in the same period last year. The increase in operating margin primarily benefits from 2.8 percentage points, 0.7 percentage points and 0.6 percentage points decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively.

Interest income, interest expense and other expense—net

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in millions, except percentages)
Interest income	$4.6	$1.2	$3.4	283%
Interest expense	$(4.5)	$(4.6)	$0.1	(2)%
Other expense—net	$(0.9)	$(6.3)	$5.4	(86)%

Interest income increased by $3.4 million during the three months ended September 30, 2022 compared to the same period last year, as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended September 30, 2022 compared to the same period last year. The $5.4 million decrease of Other expense—net during the three months ended September 30, 2022 compared to the same period last year, was primarily due to an increase of $6.3 million gain on marketable equity securities and an increase of $0.9 million net rental income from real estate, partially offset by $2.3 million of foreign currency exchange loss.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2022	September 30, 2021
	(in millions, except percentages)
Provision for (benefit from) income taxes	$27.3	$(9.3)	$36.6	(394)%
Effective tax rate (%)	10%	(6)%

Our effective tax rate was 10% for the three months ended September 30, 2022 compared to an effective tax rate of negative 6% for the same period last year. The provision for income taxes for the three months ended September 30, 2022 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $75.5 million, which were favorably affected by a tax benefit of $28.9 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $19.3 million.

The benefit from income taxes for the three months ended September 30, 2021 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $40.1 million, which were offset by a tax benefit of $8.7 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $25.0 million. The provision for income taxes was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year's tax return.

Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$1,240.4	40%	$876.1	37%	$364.3	42%
Service	1,894.0	60	1,502.5	63	391.5	26
Total revenue	$3,134.4	100%	$2,378.6	100%	$755.8	32%
Revenue by geography:
Americas	$1,263.8	40%	$978.0	41%	$285.8	29%
EMEA	1,181.7	38	905.1	38	276.6	31
APAC	688.9	22	495.5	21	193.4	39
Total revenue	$3,134.4	100%	$2,378.6	100%	$755.8	32%

Total revenue increased by $755.8 million, or 32%, during the nine months ended September 30, 2022 compared to the same period last year. We continue to experience significant organic revenue growth (i.e., revenue growth excluding attribution from acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with Americas contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $364.3 million, or 42%, during the nine months ended September 30, 2022 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape and included the benefit of certain pricing actions. Core Platform products accounted for approximately half of the product revenue growth in the nine months ended September 30, 2022. While Secure SD-WAN and OT contributed significantly to product revenue growth, the main driver was the strong demand for the wide range of other operating system capabilities embedded in the Core Platform products. We also experienced strong revenue growth across many Enhanced Platform Technology products.

Service revenue increased by $391.5 million, or 26%, during the nine months ended September 30, 2022 compared to the same period last year. FortiGuard security subscription and FortiCare technical support and other revenues increased by $207.5 million, or 25%, and by $184.0 million, or 27%, respectively, during the nine months ended September 30, 2022 compared to the same period last year. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments, as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings and the early effects of certain pricing actions.

Of the service revenue recognized during the nine months ended September 30, 2022, 72% was included in the deferred revenue balance as of December 31, 2021. Of the service revenue recognized during the nine months ended September 30, 2021, 73% was included in the deferred revenue balance as of December 31, 2020. We expect service revenue growth will continue to increase through the remainder of 2022, as our business is expected to grow and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, supply chain constraints, customers taking longer to buy their service, or other reasons.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$501.4	$341.2	$160.2	47%
Service	286.2	213.5	72.7	34%
Total cost of revenue	$787.6	$554.7	$232.9	42%
Gross margin (%):
Product	59.6%	61.1%
Service	84.9	85.8
Total gross margin	74.9%	76.7%

Total gross margin decreased by 1.8 percentage points during the nine months ended September 30, 2022 compared to the same period last year, driven by the consolidation of Alaxala, costs increases and a change in revenue mix to lower margin product revenue from higher margin service revenue. Revenue mix shifted by 3 percentage points from service revenue to product revenue, as a percentage of total revenue. Total gross margin also reflected a decline in product gross margin and services gross margin.

Product gross margin decreased by 1.5 percentage points during the nine months ended September 30, 2022 compared to the same period last year. The decrease in product margin is driven by higher expedite fees, freight fees and other product costs due to supply chain constraints and the consolidation of Alaxala, partially offset by higher average selling prices and a mix shift to higher margin high end appliances. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 0.9 percentage points during the nine months ended September 30, 2022 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The decrease in service gross margin was primarily impacted by our consolidation of Alaxala and our data center expansion, partially offset by favorable impact of foreign currency fluctuations.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2022		September 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$383.5	12%	$311.6	13%	$71.9	23%
Sales and marketing	1,230.2	39	978.0	41	252.2	26
General and administrative	124.7	4	102.2	4	22.5	22
Gain on IP matter	(3.4)	—	(3.4)	—	—	—
Total operating expenses	$1,735.0	55%	$1,388.4	58%	$346.6	25%

Research and development

Research and development expense increased by $71.9 million, or 23%, during the nine months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $47.7 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $19.4 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase sequentially in absolute dollars during the remainder of 2022.

Sales and marketing

Sales and marketing expense increased by $252.2 million, or 26%, during the nine months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $152.7 million in personnel-related costs. We significantly increased our sales capacity, including newer non-tenured sales people. The increase in headcount is expected to help drive global market revenue increases. In addition, marketing-related expense increased by $38.0 million, travel expense increased by $29.4 million and depreciation expense and other occupancy-related expense increased by $14.7 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase sequentially in absolute dollars during the remainder of 2022.

General and administrative

General and administrative expense increased by $22.5 million, or 22%, during the nine months ended September 30, 2022 compared to the same period last year, primarily due to an increase of $12.8 million in personnel-related costs, an increase of $3.3 million in depreciation and other occupancy costs, an increase of $2.1 million in supplies expense and an increase of $1.3 million in provision for expected credit losses, partially offset by the favorable impact of foreign currency fluctuations. We currently expect general and administrative expense to increase sequentially in absolute dollars during the remainder of 2022.

Operating income and margin

We generated operating income of $611.8 million during the nine months ended September 30, 2022, an increase of $176.3 million, or 40%, compared to $435.5 million in the same period last year. Operating income as a percentage of revenue increased to 20% during the nine months ended September 30, 2022 compared to 18% in the same period last year. The increase in our operating margin was primarily due to 1.9 percentage points, 0.9 percentage points and 0.3 percentage points decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively, partially offset by a 1.8 percentage points decrease in gross margin.

Interest income, interest expense and other expense—net

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change
	(in millions, except percentages)
Interest income	$8.3	$3.5	$4.8	137%
Interest expense	$(13.5)	$(10.4)	$(3.1)	30%
Other expense—net	$(19.3)	$(7.5)	$(11.8)	157%

Interest income increased by $4.8 million during the nine months ended September 30, 2022 compared to the same period last year, primarily as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $3.1 million during the nine months ended September 30, 2022 compared to the same period last year, primarily due to the Senior Notes, issued in the first quarter of 2021. Other expense—net increased by $11.8 million during the nine months ended September 30, 2022 compared to the same period last year due to a $8.8 million increase of loss on marketable equity securities and a $6.3 million increase of foreign currency exchange loss, partially offset by a $2.9 million increase in net rental income from real estate.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2022	September 30, 2021
	(in millions, except percentages)
Provision for income taxes	$21.6	$10.4	$11.2	108%
Effective tax rate (%)	4%	2%

Our effective tax rate was 4% for the nine months ended September 30, 2022 compared to an effective tax rate of 2% for the same period last year. The provision for income taxes for the nine months ended September 30, 2022 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $169.2 million. This provision for income taxes was favorably affected by a tax benefit of $62.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $68.7 million and release of reserves of $16.3 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations.

The provision for income taxes for the nine months ended September 30, 2021 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $115.8 million, which were offset by a tax benefit of $23.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $60.3 million and release of reserves of $5.5 million on uncertain tax positions and the accrued interest thereon due to the expiration of the statute of limitations. The provision for income taxes was further impacted by a tax benefit of $15.7 million for a change in tax accounting positions in finalization of the prior year's tax return.

Liquidity and Capital Resources

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$964.0	$1,319.1
Short-term and long-term investments	823.5	1,634.8
Marketable equity securities	26.9	38.6
Total cash, cash equivalents, investments and marketable equity securities	$1,814.4	$2,992.5
Working capital	$202.6	$1,282.5

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in millions)
Net cash provided by operating activities	$1,202.5	$1,132.9
Net cash provided by (used in) investing activities	546.5	(1,059.2)
Net cash provided by (used in) financing activities	(2,102.9)	716.4
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.2
Net increase (decrease) in cash and cash equivalents	$(355.1)	$790.3

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

In July 2022, our board of directors authorized a $1.0 billion increase in the authorized stock repurchase under the Repurchase Program, bringing the aggregate amount of authorized to be repurchased to $5.25 billion of our outstanding common stock through February 28, 2023. During the nine months ended September 30, 2022, we repurchased 36.0 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.99 billion. As of September 30, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program.

In March 2021, we issued $1.0 billion aggregate principal amount of Senior Notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering.

We expect to continue to increase our office and warehouse capacity to support growth. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $75 million and $85 million for the fourth quarter of 2022.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire these Senior Notes early. Refer to Note 10. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of September 30, 2022, the long-term debt, net of unamortized discount and debt issuance costs, was $989.9 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. These purchase commitments as of September 30, 2022 totaled $1.46 billion, an increase of $315.9 million compared to $1.14 billion as of December 31, 2021 as we increased our commitments in order to address significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. Our agreements secured supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2022, we had $111.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 other than as of September 30, 2022 we had additional minimum lease payments of $35.7 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2022 and will have lease terms of approximately one to six years.

As of September 30, 2022, our cash, cash equivalents, short-term and long-term investments and marketable equity securities of $1.81 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $140.9 million as of September 30, 2022 and $132.4 million as of December 31, 2021.

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

As of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, deferred tax assets and accounts receivable, net.

Our operating activities during the nine months ended September 30, 2022 provided cash flows of $1.20 billion as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase of $742.8 million in our deferred revenue during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, cash provided by investing activities was $546.5 million, driven by $796.8 million in cash proceeds from maturities and sales of investments, net of purchases of investments and partially offset by $250.3 million of purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan and the issuance of long-term notes, net of discount and underwriting.

During the nine months ended September 30, 2022, cash used in financing activities was $2.10 billion, primarily driven by $1.99 billion used to repurchase shares of our common stock and $110.4 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2022 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macro-economic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, the COVID-19 pandemic or other factors;

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

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to the COVID-19 pandemic, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine and other factors;

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

•the mix of products sold, such as the mix between Core Platform and Enhanced Platform Technology solutions, and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

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

•sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses, government organizations and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments, increased competition and unpredictability of timing to close larger enterprise and large organization deals, and the risk that our sales representatives do not effectively sell our Enhanced Platform Technology products;

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

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains and demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance, including on demand for our products and services, our ability to source components and properly manage costs, and our ability to execute our business strategies and initiatives in the expected time frame, is unpredictable, adds uncertainty to our business, and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of business, supply chain and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. We continue to experience ongoing product and component shortages, which have resulted in, and which we expect will continue to result in, extended lead times of certain products and significant disruption to our production schedule and predictability. In fact, certain of our contract manufacturers and component suppliers have de-committed from their scheduled delivery dates and product and component delivery commitments. We also have experienced and expect to continue to experience increased component costs, which have negatively impacted our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the effects of the COVID-19 pandemic continue to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may also face personnel-related risks as restrictions related to the COVID-19 pandemic begin to ease and we transition back to an in-person working model, including that our “return to office” plan may be viewed negatively by employees and lead to attrition or to difficulty in hiring.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, including based on a downturn in the economy and a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, rising interest rates, geopolitical instability and uncertainty, or a reduction in information technology spending regardless of macro-economic conditions, the effects of the COVID-19 pandemic and the impact of the war in Ukraine, each could have a material adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth, or a decrease, in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, our suspension of operations in Russia, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, rising interest rates, the war in Ukraine, or other factors, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 32% of our total net accounts receivable as of September 30, 2022.

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

Six distributor customers accounted for 68% of our total net accounts receivable in the aggregate as of September 30, 2022. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of Core Platform appliances or our Enhanced Platform Technology products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue monthly over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service period.

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

As of September 30, 2022, we had an aggregate of $989.9 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.

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

•fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our products and services;

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

The war in Ukraine and any expansion thereof, and our suspension of operations in Russia have affected and may continue to affect our business.

The war in Ukraine and resulting disruption are ongoing and likely to continue, and may expand into other regions. Some of the impacts and potential impacts of the war in Ukraine and possible expansion thereof include, but are not limited to:

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of those personnel in selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, especially in light of the COVID-19 pandemic, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our Enhanced Platform Technology products, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. To date, we have had limited traction in sales to U.S. federal government agencies, and any future sales to government organizations is uncertain. Government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such government organization, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit, other review or unfavorable determination related to any government clearance of certification could result in the government’s refusing to continue buying our products and services, a limitation and reduction of government purchases of our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Further, any refusal to grant certain certifications or clearances by one government agency, or any decision by one government agency that our products do not meet certain standards, may reduce business opportunities and cause reputational harm and cause concern with other government agencies, governments and businesses and cause them to not buy our products and services and/or lead to a decrease in demand for our products generally. Finally, purchases by the U.S. government may require certain products to be manufactured in the United States and other high-cost manufacturing locations, and we may not manufacture all products in locations that meet the requirements of the U.S. government and may not successfully obtain all certifications or clearances required for certain U.S. government purchases.

Risks Related to Our Industry, Customers, Products and Services

We face intense competition in our market and we may not maintain or improve our competitive position.

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Arista Networks, Inc., Aruba Networks, Inc., Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc., Huawei Technologies Co., Ltd., Juniper Networks, Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated, VMware, Inc. and Zscaler, Inc. (“Zscaler”).

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

•failure to have the appropriate research and development expertise and focus to make our top strategic Enhanced Platform Technology products successful;

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 87% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We may be adversely affected by the effects of inflation or stagflation, rising interest rates or any economic recession.

Inflation or possible stagflation, rising interest rates and any economic downturn or recession in certain regions or worldwide have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall product cost structure or decreasing demand, and this can negatively impact our business by putting downward pressure on growth or if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates and capital costs, shipping costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience component, product and shipping cost increases. Inflation, stagflation and any economic downturn or a recession may materially adversely affect our business, financial condition, results of operations and liquidity. And, although we take measures to mitigate risks such as those associated with inflation, there could be a difference between the timing of when these mitigating actions impact our results of operations and when the cost of inflation is incurred. Inflation, an economic downturn, a recession, and any other economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

The sales prices of our products and services may decrease, which may reduce our gross profits and operating margin and may adversely impact our financial results and the trading price of our common stock.

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

Actual, possible or perceived defects, errors or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach or the misuse of our products could harm our reputation and divert resources.

Our products and services are complex, and they have contained and may contain defects, errors, or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities; however, there can be no assurance that such posts will be sufficiently timely or complete or all customers will take steps to mitigate and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, may cause reputation harm, particularly because we are a security company. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

The maintenance of our internal business management systems, such as our Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) systems, has required, and will continue to require, the investment of significant financial and human resources. In addition, we may choose to upgrade or expand the functionality of our internal systems, leading to additional costs. Deficiencies in our design or maintenance of our internal systems may adversely affect our ability to sell products and services, forecast orders, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. Additionally, if any of our internal systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may expand the scope of our ERP and CRM systems. Our operating results may be adversely affected if these upgrades or expansions are delayed or if the systems do not function as intended or are not sufficient to meet our operating requirements.

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

From time to time, we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion.

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

Because we incorporate encryption technology into our products, certain of our products are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception, or may be prohibited altogether from export to certain countries. If we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, if our channel partners fail to obtain appropriate import, export or re-export licenses or permits (e.g., for stocking orders placed by our partners), we may also be adversely affected through reputational harm and penalties and we may not be able to provide support related to appliances shipped pursuant to such orders. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

Our business benefits directly and indirectly from free trade agreements, and we also rely on various corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. Efforts to withdraw from or materially modify international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken.

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in recent years, the United States has imposed additional import tariffs on certain goods from different countries and on most goods imported from China. As a result, China and other countries imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, valuation of inventory, accounting for business combinations, contingent liabilities and accounting for income taxes.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Canadian dollar and British pound. A general weakening of the U.S. dollar compared to foreign currencies would negatively affect our expenses and operating results, which are expressed in U.S. dollars. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby, Canada. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2022, the closing price of our common stock ranged from $48.29 to $69.50 per share.

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

As of September 30, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the war in Ukraine, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, and economic challenges caused by the COVID-19 pandemic, the economic downturn, any recession, inflation and rising interest rates has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. The current economic uncertainty, and possibility of a recession, has negatively impacted the stock prices of many companies in 2022, including many companies in the technology sector. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenues, and the COVID-19 pandemic will negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2022 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	$1,029.6
August 1 - August 31, 2022	5.2	$49.27	5.2	$775.8
September 1 - September 30, 2022	5.0	$49.02	5.0	$529.6
Total	10.2	$49.15	10.2

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2022
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2022
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)