Form 10-K
period 2022-12-31
Fortinet, Inc.
filed 2023-02-24
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $25,621,924,666 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2023, there were 784,066,289 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include:

•Our operating results are likely to vary significantly and be unpredictable.

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, rising interest rates or reduced information technology spending may adversely impact our business.

•We are susceptible to supply chain constraints, supply shortages and disruptions, long lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•The effects of the COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business, for example, through product and component shortages, longer product lead times, changes in customer buying-behavior, including delays in service contract registrations, accelerating or delaying purchases, changes in the mix of backlog and the related margins.

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

•The war in Ukraine, its related macroeconomic effects and our decision to reduce operations in Russia have affected and may continue to affect our business.

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

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services or the failure of our products or services to detect or prevent a security breach could harm our operational results and reputation more significantly as compared to certain other companies given we are a security company.

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

•Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements, wars and foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, could adversely affect our business and financial performance.

Part I
ITEM 1.    Business

Overview

Fortinet is a global leader in cybersecurity and networking solutions for organizations, including enterprises, communication service providers, security service providers, government organizations and small businesses.

The focus areas of our business consist of:

•Secure Networking—Our Secure Networking solutions enable the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), software-defined wide area network (“SD-WAN”), LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). Traditional networking lacks awareness of content, applications, users, devices, location and more. A secure networking approach converges networking and security into a single, accelerated solution. A specially designed operating system and security processors work in concert to improve network performance and security posture while decreasing footprint and power consumption. We derive a majority of product sales from our Core Platform (previously referred to as FortiGate) network security appliances. Core Platform network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, SD-WAN, intrusion prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for Core Platform security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing Application-Specific Integrated Circuits (“ASIC”) technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-Fi access points and switches, Fortinet helps organizations secure their networks across campuses, branches and work from anywhere (“WFA”) deployments. For the Japanese market, we also offer high performance network switches marketed under Alaxala Networks Corporation for data center switching.

FortiOS supports many more secure networking markets and applications than just firewall. These include:

•Network Firewall (“NFW”)
•Software-Defined Wide Area Network (“SD-WAN”)
•Secure LAN/WLAN (Wi-Fi and Switch) (SD-Branch/Campus)
•Secure Access Service Edge (“SASE”)
•Universal Zero Trust Network Access (“ZTNA”)
•Encryption Applications (SSL Inspection, Virtual Private Network (“VPN”), and IPsec Connectivity)

Further each security application has number of customer use cases. For example, Network Firewall has the following use cases:

•Data Center Perimeter NGFW
•North–South Internal Segmentation Firewall
•Distributed Network Edge Firewall
•East–West Micro Segmentation Firewall
•Virtual Firewall (“VM”)
•Cloud Native Firewall (“CNF”)
•Firewall as a Service (“FWaaS”)
•Containerized Firewall
•Endpoint Firewall
•SMB Firewall
•Home Firewall

•Zero Trust Access—Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for WFA. Zero Trust Access solutions include FortiNAC,

FortiAuthenticator, FortiClient/EDR and FortiToken. Our network access control solutions provide visibility, control and automated event responses in order to secure internet of things (“IoT”) and OT devices.

•Cloud Security—We help customers connect securely to and across their individual, hybrid-cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, extend the core capabilities of Fortinet’s cybersecurity mesh architecture (“Fortinet Security Fabric”) in and across cloud environments, delivering security that follows their applications and data. Our solutions include network security, web application firewall and application programming interface (“API”) protection, cloud-native security and workload protection. Our Secure SD-WAN for multi-cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our cloud security portfolio also includes securing applications in all environments in which they can be deployed, including physical and virtual data centers, cloud and edge compute instances. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

•AI-Driven Security Operations—We develop and provide a range of products and services that enable the security operations center (“SOC”) teams to identify, investigate and remediate potential incidents in which cybercriminals bypass prevention-oriented controls. Given the breadth of the attack surface to monitor, as well as the volume and sophistication of cyber threats, artificial intelligence (“AI”) is a key part of these offerings, which include: FortiGuard and other security subscription services, endpoint security with endpoint detection and response (“EDR”), a range of breach-protection technologies plus our security information and event management (“SIEM”) and security orchestration, automation and response (“SOAR”), all of which can be applied across the Fortinet Security Fabric. These solutions automatically deliver security intelligence and insights that help organizations to protect against and respond to threats through integration with Fortinet and third-party solutions.

•FortiGuard Security Services—FortiGuard security services counter threats in real time with AI-powered, coordinated protection. All of our security services are natively integrated into the Fortinet Security Fabric. This enables fast detection and enforcement across the entire attack surface. Risk is continually assessed and the Security Fabric automatically adjusts to counter the latest known and unknown threats in real time. It is able to close security gaps with context-aware, consistent security policies for users and applications in hybrid deployments across the network, endpoints and clouds.

•Support and Professional Services—FortiCare Technical Support Service is a per-device support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced service level agreements (“SLAs”) and premium hardware replacement through in-country depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Premium, FortiCare Elite and FortiCare Essential. The newly launched FortiCare Elite service provides 15-minute response times for key product families.

During our year ended December 31, 2022, we generated total revenue of $4.42 billion and net income of $857.3 million. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2022 and 2021 and our consolidated statements of income, comprehensive income, equity (deficit), and cash flows for each of the three years ended December 31, 2022, 2021 and 2020.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 899 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Consolidation of Technology and Architecture

Cybersecurity has traditionally been deployed one solution at a time and not designed to work well with other deployed solutions while also increasing management complexity. A Fortinet Security Fabric approach consolidates point products into a platform, allowing for much tighter integration, increased automation and a more rapid, coordinated and effective response to threats across the network. The Fortinet Security Fabric has an open architecture designed to integrate Fortinet solutions and third-party solutions.

Our product offerings consist of our Core Platform network security products and our Enhanced Platform Technology (previously referred to as Platform Extension) products, which are offered in a broad range of form factors spanning physical appliances, virtual appliances, software and cloud-hosted services. This enables us to protect customers across all edges and deployment scenarios including users, devices, networks, cloud and virtual data center. Our cloud- and hosted- products and services include sandboxing, EDR, email security, web application and API security, cloud networking security and cloud-native protection as well as Fortinet Security Fabric management and analytics. Additionally, we offer cloud-delivered and hosted-security services. Our FortiGuard security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a cloud network to deliver protection through Core Platform appliance and virtual machine as well as Fortinet Security Fabric products that are registered by the end-customer. All these are combined to form the Fortinet Security Fabric, which is an approach to security that consolidates discrete security solutions together into an integrated offering. This integrated approach to security extends across both Fortinet-developed solutions and a broad ecosystem of technology partner solutions and technologies.

ASIC

Our proprietary FortiASIC technology family consists of three processors. First, a Network Processor Generation 7, FortiNP 7 (“NP 7”), which accelerates the processing of firewall traffic and offloads this function from the central processing unit (“CPU”). Second, a Content Processor Generation 9, FortiCP (“CP 9”), helps the CPU with deep packets inspection functions, such as intrusion prevention and antivirus. Multiple NP7s and CP 9s can be placed in larger firewalls to provide more scale. Third, the central CPU, network processing and content processing functions are all brought together in a single ASIC called the Security Processor Generation 5. These Fortinet Proprietary ASICs, along with off-the-shelf CPU/ASICs, allow our systems to scale from the smallest branch to a hyperscale cloud and run multiple applications at high performance.

The use of ASICs allows our appliances to consolidate security functionality and converge security with a minimal impact to network throughput performance, which we believe delivers a lower total cost of ownership (“TCO”) to our customers. As the security needs and technologies of our end-customers increase, we believe our TCO-driven ASIC approach give our products a competitive advantage against other architectural approaches.

FortiOS

FortiOS, its associated security and networking functions and products that run or are integrated with FortiOS are combined to form the Fortinet Security Fabric. This approach to security ties discrete security solutions together into an integrated offering.

Our proprietary FortiOS operating system provides the foundation for the operation of Core Platform network security appliances, whether physical, virtual, private- or public-cloud based. We make regular enhancements and other updates to FortiOS available through our FortiCare support services.

The convergence of security and networking capabilities provided by the Fortinet Security Fabric are powered and controlled through FortiOS. FortiOS provides (i) multiple layers of security, including a hardened kernel layer providing protection for the Core Platform system, (ii) a network security layer, providing security for end-customers’ network infrastructures and (iii) application content protection, providing security for end-customers’ workstations and applications. FortiOS directs the operations of processors and ASICs and provides system management functions such as command line, graphical user interfaces, multiple network and security topology views.

FortiOS also enables advanced, integrated routing and switching, allowing end-customers to deploy Core Platform devices within a wide variety of networks, as well as providing a direct replacement solution option for legacy switching and routing equipment. FortiOS implements a suite of commonly used standards-based routing protocols as well as network address translation technologies, allowing the Core Platform appliance to integrate and operate in a wide variety of network environments. Additional features include virtual domain capabilities, which can provide support for multiple customers on a single device or FortiOS instance in support of service provider and managed security service provider (“MSSP”) deployments. FortiOS also provides traffic-logging capabilities for forensic analysis purposes. FortiOS is designed to help control network traffic in order to optimize performance by including functionality such as packet classification, queue disciplines, policy enforcement, congestion management, WAN optimization and caching.

Products

Our core product offerings consist of our Core Platform firewall product family and our Enhanced Platform Technology products, which may be purchased to integrate and expand security architectures. Our Enhanced Platform Technology products include the Fortinet Security Fabric, email security, cloud security, endpoint protection and other products. Our Core Platform hardware and software licenses are sold with a set of Core Platform broad security services. These security services are enabled by FortiGuard Labs, which provides threat research and artificial intelligence capabilities from a global cloud network to deliver protection services.

Core Platform

Core Platform converges a broad set of security and networking functions, including firewall, intrusion prevention, anti-malware, VPN, application control, web filtering, anti-spam and WAN acceleration. Core Platform is available as a hardware appliance or as a virtual appliance. All Core Platform appliances run on FortiOS. Core Platform platforms can be centrally managed through both embedded web-based and command line interfaces, as well as through FortiManager, which provides a central management architecture for Core Platform appliances and the Fortinet Security Fabric.

With over 35 models in the Core Platform product line, Core Platform is designed to address security requirements for small- to medium-sized businesses, large enterprises and government organizations worldwide.

Most Core Platform hardware appliances include one of our ASICs to accelerate content and network security features implemented within FortiOS. The significant differences between each model are the performance and scalability targets each model is designed to meet, while the security features and associated services offered are common throughout all models. The FortiGate-20 through -90 series models are designed for perimeter protection for small- to medium-sized businesses and enterprises with distributed offices. The FortiGate-100 through -900 series models are designed for perimeter deployment in medium-sized to large enterprise networks. The FortiGate-1000 through -7000 series models deliver high performance and scalable network security functionality for perimeter, data center and hyper-scale data centers, and core deployment in large enterprises. In addition to networking security features, all FortiGate models and form factors also deliver secure SD-WAN capabilities. Fortinet also offers FortiGate Rugged models for OT applications where ruggedized appliances are needed.

We also incorporate additional technologies within Core Platform appliances that differentiate our solutions, including data leak protection, traffic optimization, SSL inspection, threat vulnerability management and wireless controller technology. In addition to these built-in features, we offer a full range of wireless access points and controllers, complementing Core Platform appliances with the flexibility of wireless local area network access.

Fortinet Security Fabric and Enhanced Platform Technology Products

As part of the Fortinet Security Fabric, we offer products that provide network security, endpoint security, cloud security, web-based application security, identity and access management, sandbox protection and email security. The integration of devices using open standards, common operating systems, and unified management platforms enables the sharing and correlation of real-time threat intelligence. The following Fortinet products can operate as part of the Fortinet Security Fabric:

•FortiAnalyzer—Our FortiAnalyzer family of products provides centralized network logging, analyzing and reporting solutions that securely aggregate content and log data from our Core Platform devices, other Fortinet products and third-party devices.

•FortiAP—Our FortiAP product family provides secure wireless networking solutions. FortiAPs allow a variety of management options, including from the cloud and directly from our Core Platform firewall product. FortiAPs create a scalable and secure access layer for connecting wireless devices such as computers, laptops, cell phones and tablets, as well as IoT devices.

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

•FortiGate VM— FortiGate VM is our network firewall virtual appliance that extends the Fortinet Security Fabric through the cloud on-ramp into the cloud, enabling customers to achieve converged security and networking capabilities networking within the cloud and between clouds and hybrid clouds. FortiGate VM is powered by the same FortiOS that runs FortiGate appliances to deliver consistent security across data centers and the cloud. FortiGate VM is also powered by Fortinet virtualized Application-Specific Integrated Circuits (“vASICs”) to deliver accelerated security and performance with minimal impact to performance. Our cloud networking solution enables better, more secure application experiences for users and branch offices by providing for encrypted data transports, granular segmentation and application-layer protection against advanced threats, and seamless overlay network with uniform policies across multi-clouds. FortiGate VM is available for all major cloud providers, hypervisors and software-defined network (“SDN”) platforms.

•FortiMail—Our FortiMail product family provides secure email gateway solutions. FortiMail utilizes the technologies and security services from FortiGuard Labs to deliver protection against threats that use email as an attack vector. FortiMail also integrates data protection capabilities to avoid data loss.

•FortiManager—Our FortiManager family of products provides a central and scalable management solution for our Core Platform products, including software updates, configuration, policy settings and security updates. FortiManager facilitates the coordination of policy-based provisioning, device configuration and operating system revision management, as well as network security monitoring and device control.

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

The products listed above are available in multiple form factors, such as hardware, virtual machine, cloud or software-as-a-service (“SaaS”), except for FortiSwitch, FortiAP and FortiExtender, which are available as hardware appliances only and FortiGate VM and FortiEDR/XDR which are available as virtual solutions only.

Services

FortiGuard Security Subscription Services

Security requirements are dynamic due to the constantly changing nature of threats. Our FortiGuard security subscription services are designed to deliver threat detection and prevention capabilities to end-customers worldwide as threats evolve. Our FortiGuard Labs global threat research team identifies emerging threats, collects threat samples, and replicates, reviews, characterizes and collates attack data through the use of AI, automation and original research. Based on this research, we develop updates for virus signatures, attack definitions, scanning engines and other security solution components to distribute to end-customers. FortiGuard functionality varies depending on the Core Platform and Enhanced Platform Technology products, and will typically include one or more of the following functions: application control, antivirus, intrusion prevention, web filtering, anti-spam, VPN functions, email image analysis, vulnerability management, database functions, web functions, advanced threat protection, sandboxing and domain and IP reputation services.

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

•Small Medium Business—Our Small Medium Business bundle includes the Unified Threat Protection services noted above, as well as FortiGate Cloud which provides cloud-based management, reporting, and analytics for Core Platforms along with enhanced FortiCare support services.

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

Customers

We typically sell our security solutions to distributors that sell to networking security focused resellers and to service providers and MSSPs, who, in turn, sell products and/or services to end-customers. At times, we also sell directly to large service providers and major systems integrators who may sell to our end-customers or use our products and services to provide hosted solutions to other enterprises. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including education, financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of appliances as well as other Fortinet Security Fabric products. Customers may also access our products via the cloud through certain cloud providers such as Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. Often, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. Refer to Note 16. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers that accounted for 10% or more of our revenue or net accounts receivable.

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

We support our channel partners with a dedicated team of experienced channel account managers, sales professionals and sales engineers who provide business planning, joint marketing strategy, pre-sales and operational sales support. Additionally, our sales teams help drive and support large enterprise and service provider sales through a direct touch model. Our sales professionals and engineers typically work closely with our channel partners and directly engage with large end-customers to address their unique security and deployment requirements. To support our broadly dispersed global channel and end-customer base, we have sales professionals in over 90 countries around the world.

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

In 2022, we continued to invest in sales and marketing resources, particularly in the enterprise market where we believe there is an opportunity to expand our business. We intend to continue to make investments in sales and marketing resources, which are critical to support our growth.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc. (“ADLINK”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”) and a number of other manufacturers. Approximately 88% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary ASICs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba America”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

The components included in our products are sourced from various suppliers by us or, more frequently, by our contract manufacturers. Some of the components important to our business, including certain CPUs from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom Inc. (“Broadcom”), Marvell Technology

Group Ltd. (“Marvell”), Qualcomm Incorporated (“Qualcomm”) and Intel and memory devices from Intel, Micron Technology (“Micron”), ADATA Technology Co., Ltd. (“ADATA”), Toshiba Corporation (“Toshiba”), Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from limited or sole sources of supply.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing Fortinet’s intellectual property (“IP”) and have sometimes taken legal action against competitors to protect our IP, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2022, we had 1,285 U.S. and foreign-issued patents and 255 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

Government Regulation

We are subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. Many of the laws and regulations that are or may be applicable to our business are changing or being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We believe we take reasonable steps designed to ensure we are in compliance with current laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not currently expect compliance to have a material adverse effect.

Seasonality

For information regarding seasonality in our sales, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Cyclicality and Quarterly Revenue Trends” in Part II, Item 7 of this Annual Report on Form 10-K.

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our markets include:

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
•sales and distribution capabilities;
•size and financial stability;
•breadth of product line;
•form factor of the solution; and
•other competitive differentiators.

Among others, our competitors include Arista Networks, Inc.(“Arista”), Aruba Networks, Inc.(“Aruba”), Barracuda Networks, Inc. (“Barracuda”), Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), Huawei Technologies Co., Ltd. (“Huawei”), Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”), Trend Micro Incorporated (“Trend Micro”), VMware, Inc. (“VMware”) and Zscaler, Inc. (“Zscaler”).

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

Human Capital Management

As of December 31, 2022, our total headcount was 12,595 employees, approximately 30% of whom were employed in the United States and approximately 70% of whom were employed outside of the United States.

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

As a global company, much of our success is rooted in the diversity of our teams and our commitment to diversity, equity and inclusion (“DEI”). Such commitment starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2022, women represented 25% of the members of our board of directors, and approximately 50% of our board of directors was from underrepresented communities. We value diversity at all levels and continue to focus on enhancing our DEI initiatives across our workforce.

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

Environmental. We recognize that environmental considerations such as climate change, resource scarcity and the energy crisis are top priorities for the future of our planet. We are committed to helping address climate change impacts and minimizing the environmental footprint of our solutions, operations and our broader value chain. We have engaged with a consultancy to measure our Scope 1 and Scope 2 emissions and to further engage on our path to carbon neutrality in alignment with the Paris Agreement we formally signed on to the Science-Based Target Initiative commitment in September 2022. We implemented an Environmental Management Systems platform to track our energy, water and waste impact, and engaged on the ISO14001 certification process for our company-owned warehouse in Union City, California. We began aligning our climate strategy and disclosures to the Task Force on Climate Related Financial Disclosures framework and submitted our Carbon Disclosure Project report. We continue to combine innovation with environmental sustainability to reduce the use of energy, cooling and space required for our solutions, thereby helping our customers minimize power consumption and greenhouse gas emissions.

Social. We are committed to building an inclusive, equitable and diverse workforce within our organization and across the security industry to help empower individuals to reach their full potential. We continue to focus on skilling, upskilling and reskilling individuals to reach our goal of training one million people in cybersecurity by 2026. At the 2022 White House National Cyber Workforce and Education Summit, we announced the expansion of our existing free training offerings, focusing on schools. We introduced an enhanced enterprise-grade Security Awareness and Training service to help Information Technology (“IT”), security and compliance leaders build a cyber-aware culture within their organizations. We continued to expand partnerships with educational institutions and now count over 500 Authorized Academic Partners. Our Education Outreach Program focuses on creating cyber career pathways for underrepresented populations, including women, veterans and disadvantaged individuals. In total, we trained over 210,000 people through our various initiatives in 2022. Internally, we pursue our progress on DEI and have established organizational governance by forming a global DEI Organizing Committee and DEI Council to provide a shared direction and commitment to recruiting and valuing a diverse workforce, fostering a culture of teamwork and openness, and building a more inclusive workplace.

Governance. Our approach to responsible business is based on strong corporate governance practices that aim to ensure accountability while meeting our responsibilities across our value chain. Our board of directors frequently reviews our governance practices to ensure that they are appropriate and reflect our company’s maturity. To promote ethical business practices, we have adopted policies related to proper business conduct and ethics that apply to employees, partners and suppliers, and we have compliance trainings and controls in place. In 2022, we expanded the human rights language in our compliance and business ethics training and updated our supplier and partner codes of conduct to reference our environmental and human rights policies. As part of our engagement with stockholders and our commitment to ESG, we regularly evaluate our corporate governance structure and practices, and have implemented the following measures, among others: majority voting standard for uncontested elections of directors, allowing stockholders to call special meetings of our stockholders, declassification of our board of directors, proxy access and stock ownership guidelines with respect to our non-employee directors.

Available Information

Our web site is located at https://www.fortinet.com, and our investor relations web site is located at https://investor.fortinet.com. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Act of 1933, as amended (the “Securities Act”), are available free of charge on our investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases, as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, the COVID-19 pandemic or other factors;

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

•the effects of our reduction of operations in Russia;

•the timing of channel partner and end-customer orders, market acceptance of our price increases and our reliance on a concentration of shipments at the end of each quarter;

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

•the effectiveness of our sales organization, generally or in a particular geographic region, including the time it takes to hire sales personnel, the timing of hiring and our ability to hire and retain effective sales personnel;

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

•the timing of revenue recognition for our sales, including any impacts resulting from extension of payment terms to distributors and fluctuations in backlog levels, which could result in more variability and less predictability in our quarter-to-quarter revenue and operating results;

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

•changes in the timing of our billings, collection for our contracts or the contractual term of service sold;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine, and any disruption or negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, rising interest rates or reduced information technology spending, may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, rising interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of the COVID-19 pandemic and the impact of the war in Ukraine each could have a material adverse impacts on our business, financial condition and results of operations, including longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales and slower or declining growth.

We may be adversely affected by the effects of inflation or stagflation, rising interest rates or any economic downturn or recession.

Inflation or possible stagflation, rising interest rates and any economic downturn or recession in certain regions or worldwide each have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall product cost structure or decreasing demand. These can negatively impact our business by putting downward pressure on growth or if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates and capital costs, increased shipping costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience component, product and shipping cost increases. Inflation, stagflation and any economic downturn or a recession may materially adversely affect our business, financial condition, results of operations and liquidity. Although we take measures to mitigate risks such as those associated with inflation, the mitigating measures may not be effective or their impact may not offset the increased cost of inflation in a timely manner. Inflation, an economic downturn, a recession and any other economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

The COVID-19 pandemic, including its ongoing variants, may adversely affect our business, for example, through product and component shortages.

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains, reduced demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance is unpredictable, adds uncertainty to our business and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of business, supply chain and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. We continue to experience ongoing product and component shortages, which have resulted in, and which we expect will continue to result in, extended lead times of certain products and significant disruption to our production schedule and predictability. In fact, certain of our contract manufacturers and component suppliers have de-committed from their scheduled delivery dates and product and component delivery commitments. We also have experienced and expect to continue to experience increased component costs, which have negatively impacted our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the effects of the COVID-19 pandemic continue to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may face personnel-related risks as certain departments and locations continue to transition back to an in-person working model, including that “return to office” plans may be viewed negatively by employees and lead to attrition and difficulty in hiring.

The COVID-19 pandemic may adversely affect certain of our partners’ and customers’ ability or willingness to purchase our products and services, delay certain customers’ purchasing decisions and increase customer attrition rates, all of which will adversely affect our future sales, billings and operating results, possibly in a material way. As a result, we may experience extended sales cycles; our ability to close transactions with new and existing customers and partners may be negatively impacted; our ability to recognize revenue from sales we do close may be negatively impacted; certain businesses will not buy our products and services when they otherwise would have; certain current partners, customers and customer prospects may go out of business or face significant business challenges, thereby negatively impacting our sales; product or component shortages, implementation delays or other factors; and our ability to provide technical and other support to our customers may be affected. We have also offered, and may continue to offer, payment terms in excess of our contractual agreements to some of our distributors, which may decrease the likelihood that we will be able to collect from these customers. In addition, the COVID-19 pandemic has caused an increase in certain of our expenses, including increased shipping costs, increased cancellation charges and increased component and product manufacturing costs. The full impact of the COVID-19 pandemic is unknown at this time. While we continue to monitor developments and the potential effect on our business, it is clear that the COVID-19 pandemic may negatively impact certain sales and may have a material negative impact on our operating results in the near term and longer term.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including as a result of the COVID-19 pandemic, a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, rising interest rates, the war in Ukraine, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 32% of our total net accounts receivable as of December 31, 2022.

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

Six distributor customers accounted for 69% and 68% of our total net accounts receivable in the aggregate as of December 31, 2022 and 2021, respectively. See Note 16. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers, our service provider customers suffer a cyber event impacting end-users, or our channel partners violate laws or our corporate policies. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

Reliance on a concentration of shipments at the end of the quarter could cause our billings and revenue to fall below expected levels or delay collections and the related increase in free cash flow.

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We typically arrange for a logistics partner to pick up the last shipment of our products a few hours prior to the end of the quarter, and a delay in the arrival of the logistics partner or other factors such as a power outage could prevent us from shipping and billing for a material amount of products for which we have orders. Further, it is possible that the dollar value of these products intended to be shipped late on the last day of the quarter may be material. Additionally, our service billings are dependent on the completion of certain automated processes by our internal business management systems, some of which cannot be performed until after the related products have been shipped. If we do not have enough time after shipping our products for our systems to perform these processes prior to the end of the quarter, or we have system issues that prevent processing in time to realize service billings in a quarter, we will not be able to bill and realize billings for those services until the following quarter, which may materially negatively impact our billings for a particular quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. Our billings and revenue for any quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price, if expected orders at the end of any quarter are delayed for any reason or our ability to fulfill orders at the end of any quarter is hindered for any reason, including, among others:

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing,

FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of Core Platform appliances or our Enhanced Platform Technology products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue ratably over the term of the relevant service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

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

As of December 31, 2022, we had an aggregate of $990.4 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks;

•fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our products and services;

•economic or political instability in foreign markets, such as any economic or political instability caused by economic downturns and wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan and any expansions thereof;

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

The ongoing effects of the COVID-19 pandemic may increase the severity and unpredictability of a number of the foregoing risks, and the risks to our business presented by the COVID-19 pandemic may be more significant and for a longer term in certain international geographies where we do meaningful business.

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

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe reasonably ensures that we are in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

If we are not successful in continuing to execute our strategy to increase our sales to large and medium-sized end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large- and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large- and medium-sized businesses, our sales volume varies by quarter and there is risk as to our level of success selling to these target customers. Such sales involve unique sales skillsets, processes and structures, are often more complex and feature a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers and MSSPs, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

Large and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large- and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large- and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays; in light of current economic conditions and regulations in place by various government authorities, some of these sales cycles are being further extended. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large- and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large- and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large- and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Increased market awareness of our capabilities and products and increased lead generation are essential to our continued growth and our success in all of our markets, particularly the market for sales to large businesses, service providers and government organizations. While we have increased our investments in sales and marketing, it is not clear that these investments will continue to result in increased revenue. If our investments in additional sales personnel or our marketing programs are not successful in continuing to create market awareness of our company and products or increasing lead generation, in growing billings for our broad product suite or if we experience turnover and disruption in our sales and marketing teams, we may not be able to achieve sustained growth, and our business, financial condition and results of operations may be adversely affected.

A portion of our revenue is generated by sales to government organizations and to companies that perform on government contracts. These sales subject us to a number of regulatory requirements, challenges and risks.

We derive a portion of our revenue from sales to government organization in the US (federal, state, local and education markets) and in foreign markets. Sales to government organizations are subject to several risks. Because of public sector budgetary cycles and laws or regulations governing public procurements, such sales often require significant upfront time and expense without any assurance of winning a sale.

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•policies, laws or regulations have in the past, and may in the future, require us to hold certain third-party and government security certifications in order to sell our products and services and to make organizational and operational changes in order to sell into specific government agencies or programs, and such certifications may be costly to obtain and maintain;

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products; and

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, tensions between China and Taiwan and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

In addition, government certifications and requirements may restrict our ability to sell to certain government customers until we have obtained certain certifications or meet other applicable requirements, which we are not guaranteed to do. For example, certain of our competitors may be certified under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) and until such a time that are also certified under FedRAMP, we risk losing sales to certain government customers to certified competitors.

The rules and regulations applicable to sales to government organizations may also negatively impact sales to other organizations. For example, government organizations may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. If the distributor receives a significant portion of its revenue from sales to government organizations, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate, review and audit government vendors’ administrative and other processes, and any unfavorable investigation, audit, other review or unfavorable determination related to any government clearance or certification could result in the government’s refusing to continue buying our products and services, a limitation and reduction of government purchases of our products and services, a reduction of revenue or fines, or civil or criminal liability if the investigation, audit or other review uncovers improper, illegal or otherwise concerning activities. Any such penalties could adversely impact our results of operations in a material way. Further, any refusal to grant certain certifications or clearances by one government agency, or any decision by one government agency that our products do not meet certain standards, may reduce business opportunities and cause reputational harm and cause concern with other government agencies, governments and businesses and cause them to not buy our products and services and/or lead to a decrease in demand for our products generally.

Finally, purchases by some governments, including the U.S. federal government, may require certain products to be manufactured in the United States or in other high-cost manufacturing locations. We may not manufacture all products in locations that meet such requirements meaning our products will not be eligible for certain government purchases.

The war in Ukraine and any expansion thereof and our reduction of operations in Russia have affected, and may continue to affect, our business.

The war in Ukraine and resulting disruption are ongoing and likely to continue, and may also expand into other regions. Some of the impacts and potential impacts of the war in Ukraine and possible expansion thereof include, but are not limited to:

•reduction of sales and revenue based on our reduction of operations and sales in Russia;

•difficulty in business planning and forecasting due to the uncertainty of the impact of the war on aspects of our business, such as on our distributors, resellers and end-customers;

•uncertainty and disruption in the general demand environment, including Russia, Belarus and Ukraine, which could reduce demand by distributors;

•increased costs and the diversion of management’s attention related to oversight of our international operations;

•failure of Russian distributors to pay outstanding accounts receivables owed to us;

•retaliatory actions by Russia or other countries against us and other Western companies that chose to limit or remove business operations in the region;

•increased risk of data breach and other threats from ransomware, destructive malware, distributed denial-of-service attacks, as well as fraud, spam and fake accounts, cyber-attacks or other illegal activity conducted generally by bad actors seeking to take advantage of us, our distributors, resellers or end-customers;

•any devaluation of local currency or other inflationary effects caused by the impact of sanctions and other macroeconomic effects of the war; and

•significant volatility and disruption of global financial markets and negative impact to global and regional economies.

Sanctions and trade control measures that have been implemented against Russia and Belarus, and others that may be implemented, are complex and still evolving. Our efforts to comply with such measures may be costly, time consuming and divert the attention of management. Any alleged or actual failure to comply with these measures as we work to reduce our business operations in Russia may subject us to government scrutiny, civil or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition and results of operations.

Any of the above-mentioned factors could adversely affect our business, prospects, financial condition and results of operations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Risks Related to Our Industry, Customers, Products and Services

We face intense competition in our market and we may not maintain or improve our competitive position.

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Arista, Aruba, Barracuda, Check Point, Cisco, CrowdStrike, F5 Networks, Huawei, Juniper, Palo Alto Networks, SonicWALL, Sophos, Trend Micro, VMware and Zscaler.

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

Managing our inventory is complex, especially given current supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, the time required to source components including chips and other components, and manufacture or ship certain products has increased, and so we expect inventory shortfalls to continue and costs to manufacture and ship on-time to continue to increase. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted.

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

Sales of many of our products depend on increased demand for incorporating broad security functionality into one appliance. If the market for these products fails to grow as we anticipate, our business will be seriously harmed. Target customers may view “all-in-one” network security solutions as inferior to security solutions from multiple vendors because of, among other things, their perception that such products of ours provide security functions from only a single vendor and do not allow users to choose “best-of-breed” defenses from among the wide range of dedicated security applications available. Target customers might also perceive that, by combining multiple security functions into a single platform, our solutions create a “single point of failure” in their networks, which means that an error, vulnerability or failure of our product may place the entire network at risk. In addition, the market perception that “all-in-one” solutions may be suitable only for small and medium-sized businesses because such solution lacks the performance capabilities and functionality of other solutions may harm our sales to large businesses, service provider and government organization end-customers. If the foregoing concerns and perceptions become prevalent, even if there is no factual basis for these concerns and perceptions, or if other issues arise with our market in general, demand for multi-security functionality products could be severely limited, which would limit our growth and harm our business, financial condition and results of operations. Further, a successful and publicized targeted attack against us, exposing a “single point of failure”, could significantly increase these concerns and perceptions and may harm our business and results of operations.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 88% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

Our proprietary ASICs, which are key to the performance of our appliances, are built by contract manufacturers including Renesas and Toshiba America. These contract manufacturers use foundries operated by TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer inventory shortages of our ASIC as well as increased costs. In addition to our proprietary ASIC, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

In addition, our reliance on third-party manufacturers and foundries limits our control over environmental regulatory requirements such as the hazardous substance content of our products and therefore our ability to ensure compliance with the Restriction of Hazardous Substances Directive (the “EU RoHS”) adopted in the European Union (the “EU”) and other similar laws. It also exposes us to the risk that certain minerals and metals, known as “conflict minerals”, that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the Securities and Exchange Commission (the “SEC”) adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Under these rules, we are required to obtain sourcing data from suppliers, perform supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. We have incurred and expect to incur additional costs to comply with the rules, including costs related to efforts to determine the origin, source and chain of custody of the conflict minerals used in our products and the adoption of conflict minerals-related governance policies, processes and controls. Moreover, the implementation of these compliance measures could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers that are able to meet our sourcing requirements, which would make it more difficult to obtain such materials in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales and the value of portions of our inventory.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and AMD, network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

Actual, possible or perceived defects, errors or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security breach or the misuse of our products could harm our operational results and reputation.

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. However, there can be no assurance that such posts will be sufficiently timely or complete or those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to certain other companies because we are a security company. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time-consuming research and development processes. For example, we enter into development agreements with third parties. If our contract development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for contract development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects may be harmed.

Moreover, business models based on a subscription SaaS, cloud-based services, have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a subscription SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a subscription SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future success of any of our particular subscription SaaS business models and the future demand for our subscription SaaS models by customers. Additionally, if we are unable to meet the demand to provide our services through a subscription SaaS model, we may lose customers to competitors.

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

Risks Related to our Systems and Technology

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers, through which we research, develop and host products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

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

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software and infrastructure in an effort to gain entry into our customers’ networks. In addition, in general threat actors use dark web forums to sell organizations’ stolen credentials. If threat actors sell valid credentials used by our customers to access our services, it is possible that unauthorized third parties may use such stolen credentials to try to gain access to our services. These and other hacking efforts against us and our customers may be ongoing and may happen in the future.

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

In addition, there has been a general increase in phishing attempts and spam emails as well as social engineering attempts from hackers, and many of our employees continue to work remotely which may pose additional data security risks in the event remote work environments are not as secure as office environments. Any security breach could negatively impact our reputation and results of operations.

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

Our products contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses, including but not limited to, the GNU Public License, the GNU Lesser Public License, the BSD License, the Apache License, the MIT X License and the Mozilla Public License. From time to time, there have been claims against companies that distribute or use open-source software in their products and services, asserting that open-source software infringes the claimants’ IP rights. We could be subject to suits by parties claiming infringement of IP rights in what we believe to be licensed open-source software. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as, for example, open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology, IP or sales force into our existing business and operations, and the acquisitions may negatively impact our financial results. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support and other processes and systems, with our current systems and processes. The results of certain businesses that we invest in, such as Linksys, are, or may in the future, be reflected in our operating results, and we depend on these companies to provide us financial information in a timely manner in order to meet our financial reporting requirements. We may experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues. We also may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could negatively impact our operating results and result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

Linksys sells predominantly into the consumer Wi-Fi market, and its sales have declined since our investment. Because we are accounting for our Linksys investment using the equity method of accounting, we are required to assess the investment for other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired. We have analyzed whether there should be an OTTI of the value of our investment in Linksys and during the three months ended December 31, 2022 we recorded an OTTI charge of $22.2 million. In evaluating OTTI, we considered factors such as Linksys financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. We intend to continue to analyze our investment in Linksys to determine whether any further impairment is appropriate. If any further decline in fair value is determined to be other-than-temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense in our consolidated statements of income. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We may experience additional volatility to our statements of operations due to the underlying operating results of Linksys or impairments of our Linksys investment. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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

For example, GDPR, which became effective in May 2018 and superseded current EU data protection regulations, imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU. Non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR may limit our ability to operate or expand our business in Europe and could adversely impact our operating results, as could delays or shortcomings in the implementation of our GDPR compliance program. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for exportation of personal data from the European Economic Area to the United States. Though we are not participants of the Privacy Shield, and instead employ alternative mechanisms for personal data transfers, the ruling raises questions as to GDPR implications and adequate data protection in the United States, and may have an impact on our European customers and related business operations.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The CCPA was expanded pursuant to the California Privacy Rights Act, which was passed in 2020 and becomes effective in 2023. Other states have since passed similar laws. The costs of compliance with and the penalties for violations of the GDPR, the CCPA and other similar state laws, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

The EU RoHS Directive and the similar laws of other jurisdictions ban or restrict the presence of certain hazardous substances such as lead, mercury, cadmium, hexavalent chromium and certain fire-retardant plastic additives in electrical equipment, including our products. We have incurred costs to comply with these laws, including research and development costs and costs associated with assuring the supply of compliant components. We expect to continue to incur costs related to environmental laws and regulations in the future. With respect to the EU RoHS, we and our competitors rely on exemptions for lead and other substances in network infrastructure equipment. It is possible one or more of these use exemptions will be revoked in the future. Additionally, although some of the EU RoHS exemptions have been extended, it is possible that some of these exemptions may expire in the future without being extended. If this exemption is revoked or expires without extension, if there are other changes to these laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us and/or disrupt our operations or logistics.

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a Substances of Concern In articles as such or in complex objects (Products) (“SCIP”) database containing information on Substances of Very High Concern (“SVHC”) in articles and in complex objects. The SCIP database is established under the WFD and managed by the European Chemicals Agency (“ECHA”). We have incurred costs in order to comply with this new requirement. Similar laws and regulations have been passed or are pending in European Economic Area and UK.

The EU’s WEEE Directive, which requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Although currently our EU international channel partners are responsible for the requirements of this directive as the importer of record in most of the European countries in which we sell our products, changes in interpretation of the regulations may cause us to incur costs or have additional regulatory requirements in the future to meet in order to comply with this directive, or with any similar laws adopted in other jurisdictions including the United States.

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

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target carbon neutrality on Scope 1 and Scope 2 emissions resulting from our owned facilities worldwide by 2030, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC has also proposed a draft rule that requires climate disclosures in financial filings. To the extent the SEC proposal becomes effective for our company, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

Risks Related to Finance, Accounting and Tax Matters

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results

of Operations—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, accounting for business combinations, contingent liabilities and accounting for income taxes.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese yen, Canadian dollar and British pound. A weakening of the U.S. dollar compared to foreign currencies would negatively affect our expenses and operating results, which are expressed in U.S. dollars. Additionally, fluctuations in the exchange rate of the Canadian dollar may negatively impact our development plans in Burnaby, Canada. While we are not currently engaged in material hedging activities, we have been hedging currency exposures relating to certain balance sheet accounts through the use of forward exchange contracts. If we stop hedging against any of these risks or if our attempts to hedge against these currency exposures are not successful, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

We may undertake corporate operating restructurings or transfers of assets that involve our group of foreign country subsidiaries through which we do business abroad, in order to maximize the operational and tax efficiency of our group structure. If ineffectual, such restructurings or transfers could increase our income tax liabilities, and in turn, increase our global effective tax rate. Moreover, our existing corporate structure and intercompany arrangements have been implemented in a manner we believe reasonably ensures that we are in compliance with current prevailing tax laws. However, the tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2022, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2023 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2022, the closing price of our common stock ranged from $45.93 to $69.50 per share (as adjusted for the five-for-one forward stock split of our common stock effective June 22, 2022).

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. As of December 31, 2022, the aggregate amount authorized to be repurchased under the Repurchase Program was $5.25 billion and $529.6 million remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

In addition, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This provision, as well as provisions providing that certain litigation matters may only be brought against us in state or federal courts in the State of Delaware, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

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

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, weakening product demand caused by political instability, changes in trade agreements and conflicts such as the war in Ukraine, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, and economic challenges caused by the effects of the COVID-19 pandemic, the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. The current economic uncertainty, and possibility of a recession, has negatively impacted the stock prices of many companies in 2022, including many companies in the technology sector. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenues, or the effects of the COVID-19 pandemic may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenues, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 395,000 square feet of building space on 20 acres of land. Along with our corporate headquarters, as of December 31, 2022, we own approximately 290,000 square feet in Union City, California, used for manufacturing assembly and operations; approximately 560,000 square feet of office space in Burnaby and Ottawa, Canada, used for operations, support and research and development work; approximately 100,000 square feet of office space in Chicago; approximately 100,000 square feet of office space in Florida; approximately 90,000 square feet of office space in Texas; and approximately 70,000 square feet of office space in Valbonne, France, predominantly used for sales and support. We also own additional building space in Sunnyvale and Union City, California, for future development of approximately 470,000 square feet.

We maintain additional leased offices throughout the world, predominantly used as sales and support offices, and leased data center spaces throughout the world operated under co-location arrangements. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities or add new facilities to support our future growth and enter new markets, and we believe that suitable additional or alternative space will be available or can be developed as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, refer to Note 16 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.     Legal Proceedings

We are subject to various claims, complaints and legal actions that arise from time to time in the ordinary course of business. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4.     Mine Safety Disclosure

Not applicable.

Part II
All share and per share amounts presented in this Part II have been retroactively adjusted to reflect the five-for-one forward stock split of our common stock effective June 22, 2022.

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FTNT.”

Holders of Record

As of February 17, 2023, there were 43 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2017 *	December 2018	December 2019	December 2020	December 2021	December 2022
Fortinet, Inc.	$100	$161	$244	$340	$823	$560
S&P 500 Index	$100	$94	$121	$140	$178	$144
NASDAQ Computer	$100	$96	$145	$217	$299	$192

* Assumes that $100 was invested on December 31, 2017 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2021, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2023, bringing the aggregated amount authorized to $4.25 billion. In July 2022, our board of directors approved a $1.0 billion increase, bringing the aggregate amount authorized to be repurchased to $5.25 billion. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 211.4 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $4.72 billion.

There were no repurchases of common stock during the three months ended December 31, 2022. As of December 31, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program.

ITEM 6.     [Reserved]

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•supply chain constraints, the global chip and component shortages, and other factors affecting our manufacturing capacity, delivery, cost and inventory management;

•increased inflation or stagflation, and rising interest rates in many geographies and changes in currency exchange rates and currency regulations;

•the duration and impact of the COVID-19 pandemic, including various COVID-19 variants and “return to office” plans;

•continued growth and market share gains;

•variability in sales in certain product and service categories from year to year and between quarters;

•expected impact of sales of certain products and services;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including the impact of the COVID-19 pandemic and other public health issues, wars and natural disasters;

•government regulation, tariffs and other policies;

•drivers of long-term growth and operating leverage, such as sales productivity and capacity, functionality and value in our service offerings;

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

•risks and expectations related to acquisitions and equity interests in private and public companies, including integration issues related to go-to-market plans, product plans, employees of such companies, controls and processes and the acquired technology, and risks of negative impact by such acquisitions and equity investments on our financial results;

•trends in revenue, cost of revenue and gross margin;

•trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•expectations that our operating expense will increase in absolute dollars during 2023;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units versus stock options granted;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of the Tax Cuts and Jobs Act of 2017 (“TCJA”), the Coronavirus Aid, Relief, and Economic Security Act of 2020 and the Inflation Reduction Act of 2022 (“IRA”);

•expectations regarding spending related to real estate acquisitions and development, data center investments, as well as other capital expenditures and to the impact on free cash flow;

•estimates of a range of 2023 spending on capital expenditures;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions provided to a wide variety of organizations, including enterprises, communication service providers and security service providers, government organizations and small businesses. Our cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface through our integrated cybersecurity platform products and services providing a mesh architecture, which feature automated protection, detection and response along with consolidated visibility across both Fortinet-developed solutions and a broad ecosystem of third-party solutions and technologies. Our cybersecurity platform portfolio leverages a common operating system or integration to this operating system across our product offerings and helps organizations better secure their environments and reduce their security and network complexities. The Fortinet operating system has an open architecture designed to integrate Fortinet solutions with third-party solutions in a single ecosystem, enabling automated detection and response across the attack surface.

Our product offerings consist of our Core Platform (previously referred to as FortiGate network security) and our Enhanced Platform Technologies (previously referred to as Platform Extension). The Enhanced Platform includes Secure Networking (Secure Switching, Access Points, 5G and Network Access Control), Network and Security Operations (Management, Analytics, Security Information and Event Management, Security Operations, Orchestration and Response and Email Security), Endpoint Security (Enhanced Detection and Response and Identity) and Cloud Security (Web Application Firewall, Cloud Network Security and Cloud-native Application Protection).

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

Our FortiCare support services provide both technical support and professional services to help our customers deploy, maintain, and operationalize our Core Platform and Enhanced Platform Technology products and services.

Our proprietary Application-Specific Integrated Circuits (“ASIC”) are implemented in our physical Core Platform appliances and are designed to enhance the security processing capabilities implemented in software by accelerating computationally intensive tasks such as firewall policy enforcement, software-defined wide-area network (“SD-WAN”), network address translation, Intrusion Prevention Systems (“IPS”), threat detection and encryption. We also provide Fortinet virtualized Application-Specific Integrated Circuits (“vASICs”) across our Core Platform virtual appliances to deliver similar accelerated capabilities when run in virtualized environments.

Our FortiOS operating system provides the foundation for the operation of Core Platform and Enhanced Platform Technology products, whether physical, virtual, private- or public-cloud based. FortiOS directs the operations of processors and ASICs and provides system management functions. We make regular updates to FortiOS available through our FortiCare support services.

Networking functionality and security capabilities are integrated into the FortiOS operating system to run both the Core Platform and Enhanced Platform Technology capabilities of our cybersecurity mesh architecture (“Fortinet Security Fabric”). This approach to security combines discrete security solutions together into an integrated operating system which provides centralized management, visibility, automation and intelligence sharing to simplify operations and respond rapidly to threats.

The focus areas of our business consist of:

•Secure Networking—Our Security-Driven Networking solutions enables the convergence of networking and security across all edges to provide next-generation firewall (“NGFW”), SD-WAN, LAN Edge (Wi-Fi and switch) and secure access service edge (“SASE”). We derive a majority of product sales from our Core Platform network security appliances. Core Platform network security appliances include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, SD-WAN, Intrusion Prevention system (“IPS”), sandboxing, data leak prevention, virtual private network (“VPN”), switch and wireless controller and wide area network (“WAN”) edge. Our network security appliances are managed by our FortiOS network operating system, which provides the foundation for Core Platform security functions. We enhance the performance of our network security appliances from branch to data center by designing and implementing ASICs technology within our appliances, enabling us to add security and network functionality with minimal impact to network throughput performance. Along with our secure Wi-Fi access points and switches, we help organizations secure their networks across campuses, branches and work from anywhere (“WFA”) deployments. For the Japanese market, we also offer high performance network switches marketed under Alaxala for data center switching.
FortiOS supports many more secure networking markets and applications than just Firewall. These include:

•Network Firewall (“NFW”)
•Software-Defined Wide Area Network (“SD-WAN”)
•Secure LAN/WLAN (Wi-Fi and Switch) (SD-Branch/Campus)
•Secure Access Service Edge (“SASE”)
•Universal Zero Trust Network Access (“ZTNA”)
•Encryption Applications (SSL Inspection, Virtual Private Network (“VPN”), and IPsec Connectivity)

Further each security application has number of customer use cases. For example, Network Firewall has the following use cases:

•Data Center Perimeter NGFW
•North–South Internal Segmentation Firewall
•Distributed Network Edge Firewall
•East–West Micro Segmentation Firewall
•Virtual Firewall (“VM”)
•Cloud Native Firewall (“CNF”)
•Firewall as a Service (“FWaaS”)
•Containerized Firewall
•Endpoint Firewall
•SMB Firewall
•Home Firewall

•Zero Trust Access—Fortinet’s Enhanced Platform Technology products and services extend beyond the network to create a cybersecurity mesh architecture to cover other attack vectors. Our Zero Trust Access solutions enable customers to know and control who and what is on their network, in addition to providing security for WFA. Zero Trust Access solutions include FortiNAC, FortiAuthenticator, FortiClient and FortiToken. Additionally, the proliferation of OT and internet of things (“IoT”) devices has generated new opportunities for us to grow our business. Our network access control solutions provide visibility, control and automated event responses in order to secure OT and IoT devices.

•Cloud Security—We help customers connect securely to and across their individual, hybrid cloud, multi-cloud and virtualized data center environments by offering security through our virtual firewall and other software products and through integrated cloud-native capabilities with major cloud platforms. Our public and private cloud security solutions, including virtual appliances and hosted solutions, bring our Enhanced Platform Technology products and services into and across cloud environments, delivering security that follows their applications and data. Our solutions include network security, web application firewall and API protection, cloud-native security and workload protection. Our Secure SD-WAN for multi-Cloud solution automates deployment of an overlay network across different cloud networks and offers visibility, control and centralized management that integrates functionality across multiple cloud environments. Our cloud security portfolio also includes securing applications in all environments in which they can be deployed, including physical and virtual data centers, clouds, and edge compute instances. Fortinet cloud security offerings are available for deployment in major public and private cloud environments, including Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure, Oracle Cloud and VMWare Cloud. We also offer managed web application firewall (“WAF”) rules delivered by FortiGuard Labs as an overlay service to native security offerings offered by Amazon Web Services.

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

•Security as a Service—Our customers purchase our natively integrated FortiGuard security subscription services as an add-on to products and solutions across many of the Enhanced Platform Technology products and services with the goal of receiving real-time threat intelligence and protection updates. The rich set of FortiGuard security subscription services is built from the ground up to provide comprehensive protection for users and applications, including market leading offerings for IPS, Web, video and DNS filtering, AV and cloud sandbox as well as OT and IoT Security. The FortiGuard security subscription services are provided from our FortiGuard Labs and cloud-delivered to provide real-time unified protection across network endpoint and cloud.

•Support and Professional Services—We offer technical support, FortiOS updates and extended product warranty through our FortiCare support services. In addition to our technical support services, we offer a range of advanced services, including premium support, professional services and expedited warranty replacement. Our advanced support service offerings include technical account managers that act as a single point of contact and customer advocate within Fortinet. Our professional service offerings include resident engineers and professional service consultants for implementations or trainings.

Financial Highlights

•Total revenue was $4.42 billion in 2022, an increase of 32% compared to $3.34 billion in 2021.

•Product revenue was $1.78 billion in 2022, an increase of 42% compared to $1.26 billion in 2021.

•Service revenue was $2.64 billion in 2022, an increase of 26% compared to $2.09 billion in 2021.

•Total gross profit was $3.33 billion in 2022, an increase of 30% compared to $2.56 billion in 2021.

•Operating income was $969.6 million in 2022, an increase of 49% compared to $650.4 million in 2021.

•Cash, cash equivalents, investments and marketable equity securities were $2.26 billion as of December 31, 2022, a decrease of $736.0 million, or 25%, from December 31, 2021.

•Long-term debt, net of unamortized discount and debt issuance costs, was $990.4 million and $988.4 million as of December 31, 2022 and 2021, respectively.

•In 2022, we repurchased 36.0 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.99 billion. In 2021, we repurchased 12.9 million shares of common stock for a total purchase price of $741.8 million.

•Deferred revenue was $4.64 billion as of December 31, 2022, an increase of $1.19 billion, or 34%, from December 31, 2021. Short-term deferred revenue was $2.35 billion as of December 31, 2022, an increase of $571.9 million, or 32%, from December 31, 2021.

•Cash flows from operating activities were $1.73 billion in 2022, an increase of $230.9 million, or 15%, compared to 2021.

•In October 2022, we acquired the remaining 25% of equity interests in Alaxala for $13.5 million in cash, and Alaxala became a wholly owned subsidiary.

•Our loss related to our equity method investment in Linksys Holdings, Inc. (“Linksys”) in fiscal 2022 totaled $68.1 million, which comprised of our proportionate share of Linksys’ financial results as well as the amortization of the basis differences of $45.9 million, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the other-than-temporary impairment (“OTTI”) charge of $22.2 million.

Our revenue growth was driven by both product and service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

In 2022, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 38% and 21% of our total revenue, respectively, and increased by 31%, 33% and 33% compared to 2021, respectively.

Product revenue grew 42% in 2022. Product revenue growth was consistent with an elevated cyber threat landscape and changes in our pricing model. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products and software licenses. In addition, our product revenue growth was driven by a strong demand for the wide range operating system capabilities embedded in our Core Platform products.

Service revenue growth has accelerated over the past three years from 22% in 2020, to 24% in 2021, to 26% in 2022. Service revenue growth of 26% in 2022 was driven by the strength of our FortiGuard and other security subscription revenue and FortiCare technical support and other service revenue, which grew 27% and 26%, respectively. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments, as well as FortiCare and other technical support, including our customers moving to higher-tier support offerings and the early effects of certain pricing actions.

Our billings were diversified on a geographic basis. In 2022, six countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that individually contributed less than 4% of our billings.

Operating expenses as a percentage of revenue decreased by approximately 3.6 percentage points in 2022 compared to 2021, which benefited from the favorable impact of foreign currency fluctuations. Headcount increased by 24% to 12,595 employees as of December 31, 2022, up from 10,195 as of December 31, 2021.

Impact of Macroeconomic Developments and COVID-19 Pandemic Update

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, fluctuations in foreign exchange rates and other changes in economic conditions, may adversely affect our results of operations and financial performance.

We continue to monitor and respond to developments relating to the COVID-19 pandemic. In response to the COVID-19 pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have transitioned back to an in-person working mode, allowing increasing numbers of employees to work from our offices with reasonable precautions and, in all cases, subject to abiding by local legal restrictions. We intend to continue to monitor and abide by local employee health and safety protocols and other regulations as applicable to each local office.

We have seen certain impacts on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources as of and during the year ended December 31, 2022. Conversely, some aspects of our business do not appear to have been significantly affected. During the year ended December 31, 2022, we observed the following:

•We saw continued supply chain challenges, including chip and other component shortages and increased costs for certain chips and other components and shipping, and we did not have enough inventory to promptly meet all demand for all products.

•In many countries, our employees’ ability to travel was reduced and certain in-person sales and marketing events or meetings that would normally have been held were canceled, postponed or converted into virtual events. However, as certain country’s restrictions continued to ease, we have started to see an increase in expenses related to travel and marketing events. Although we cannot predict if or when such expenses will return to pre-pandemic levels, as of December 31, 2022, we had started to see an increase in such expenses as compared to the same period last year.

•In order to mitigate supply chain disruptions and other supply chain risks and in anticipation of future demand, we increased our commitments with certain suppliers to secure capacity and are meeting regularly with our contract manufacturers and component suppliers to manage future commitments, address component shortages and monitor delivery. We have also transitioned primarily to air shipping to avoid port congestion and extended ocean freight time.

•Our days sales outstanding increased to 89 days for the year ended December 31, 2022, compared to 75 days for the year ended December 31, 2021, primarily due to the sales linearity. The accounts receivable allowance for credit losses was $3.6 million as of December 31, 2022, an increase of $1.2 million compared to $2.4 million as of December 31, 2021, primarily due to an increase in past due invoices over 60 and 90 days.

The COVID-19 pandemic may have a material negative impact on our future periods. If we experience component, shipping, inventory or customer payment challenges, it will negatively impact billings and product revenue in the current quarter and FortiGuard and FortiCare service revenues in subsequent quarters, as we sell annual and multi-year service contracts that are recognized ratably over the service term, generally starting on the contract registration date. In addition, the broader implications of the pandemic on our business and operations and our financial results, including the extent to which the effects of the pandemic may impact future results and growth in the cybersecurity industry, remain uncertain. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including the duration and spread of the virus and its variants, the impact on our end-customers’ spending, the volume of sales and length of our sales cycles, the impact on our partners, suppliers, and employees, actions that may be taken by governmental authorities and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers, who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to certain large enterprise customers, large service providers and major systems integrators. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including education, financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of Core Platform products as well as Enhanced Platform Technology products, depending on the end-customer’s size and security requirements.

We also offer our products hosted in our own data centers and through co-locations and major cloud providers, including Amazon Web Services, Google Cloud, IBM Cloud, Microsoft Azure and Oracle Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangements at cloud providers or at private clouds. In a BYOL arrangement, a customer purchases a software license through our channel partners and deploys the software in a cloud provider’s environment in third-party clouds or in their private cloud.

Our customers purchase our hardware products and software licenses, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or related to certain transactions.

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

	Year Ended or As of December 31,
	2022	2021	2020

	(in millions)
Revenue	$4,417.4	$3,342.2	$2,594.4
Deferred revenue	$4,640.3	$3,452.9	$2,605.3
Billings (non-GAAP)	$5,594.0	$4,181.4	$3,090.0
Net cash provided by operating activities	$1,730.6	$1,499.7	$1,083.7
Free cash flow (non-GAAP)	$1,449.4	$1,203.8	$907.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $4.64 billion as of December 31, 2022, an increase of $1.19 billion, or 34%, from December 31, 2021. Short term deferred revenue was $2.35 billion as of December 31, 2022, and increase of $571.9 million, or 32%, from December 31, 2021.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) and adjustment due to adoption of new accounting standard during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $5.59 billion in 2022, an increase of 34% compared to $4.18 billion in 2021.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Billings:
Revenue	$4,417.4	$3,342.2	$2,594.4
Add: Change in deferred revenue	1,187.4	847.6	496.2
Less: Deferred revenue balance acquired in business combinations	(10.8)	(4.1)	(0.6)
Less: Adjustment due to adoption of ASU 2021-08	—	(4.3)	—
Total billings (non-GAAP)	$5,594.0	$4,181.4	$3,090.0

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,730.6	$1,499.7	$1,083.7
Less: Purchases of property and equipment	(281.2)	(295.9)	(125.9)
Less: Proceeds from intellectual property matter	—	—	(50.0)
Free cash flow (non-GAAP)	$1,449.4	$1,203.8	$907.8
Net cash provided by (used in) investing activities	$763.9	$(1,325.1)	$(72.8)
Net cash provided by (used in) financing activities	$(2,130.3)	$82.8	$(1,171.6)

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. We also recognize revenue from cloud security solutions, professional services, and training.

Our total revenue is comprised of:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. The majority of our product revenue continues to be generated by our Core Platform product line. Product revenue also includes revenue from sales of Enhanced Platform Technologies. As a percentage of total revenue, our product revenue has varied from quarter to quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard security subscription and FortiCare technical support services ratably over the service term. Our typical contractual support and subscription term is one to five years. We also generate a small portion of our revenue from other services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the mix of our product revenue, pricing actions, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of:

•Cost of product revenue. The majority of the cost of product revenue consists of third-party contract manufacturers’ costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, warranty costs and amortization of intangible assets. Personnel costs include compensation benefits and stock-based compensation.

•Cost of service revenue. Cost of service revenue is primarily comprised of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses and cloud hosting, supplies, facility-related costs and amortization of intangible assets.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory or other charges. Service revenue and software licenses have higher gross margins compared to hardware products. During 2022, product gross margin benefited from gains in average selling price, partially offset by higher component costs due to supply chain constraints and the consolidation of Alaxala Networks Corporation (“Alaxala”) starting from August 31, 2021. It also benefited from software revenue growth. Service gross margin decreased due to data center expansion, increased labor cost and our consolidation of Alaxala, partially offset by favorable impact of foreign currency exchange rates and higher average selling prices. Overall gross margin in 2023 will be impacted by service and product revenue mix.

Operating expenses. Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, benefits, bonuses, sales commissions and stock-based compensation. We expect personnel costs to continue to increase in absolute dollars as we expand our workforce.

•Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software development and the ongoing development of our hardware products. We record research and development expenses as incurred. As of December 31, 2022, approximately 89% of our research and development teams were located in Canada, the United States and India. As of December 31, 2022, approximately two-thirds of our engineers worked on software development while the remainder worked on hardware development.

•Sales and marketing. Sales and marketing expense is the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include product marketing, public relations, field marketing and events and channel marketing programs (e.g., partner cooperative marketing arrangements), as well as travel, depreciation of property and equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture market share.

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

Interest income. Interest income consists primarily of interest earned on our cash equivalents and investments. Historically, our investments include corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, U.S. government and agency securities and municipal bonds.

Interest expense. Interest expense consists primarily of interest expense due to the senior notes and other miscellaneous interest expense.

Other expense—net. Other expense—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, gains or losses due to the changes in fair value of our marketable equity securities, realized gains and losses of available-for-sale securities, net rental income from real estate, as well as the gain on the sale or the impairment charges of our investments in privately held companies without readily determinable fair values, which are not accounted for under the equity method.

Provision for income taxes. We are subject to income taxes in the United States, as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to income taxes in local countries and may be subject to U.S. income taxes. Our effective tax rate differs from the U.S. statutory rate primarily due to foreign income subject to different tax rates than in the U.S., federal research and development tax credit, state income taxes, withholding taxes, excess tax benefits related to stock-based compensation expense and the tax impacts of the foreign-derived intangible income (“FDII”) deduction.

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

Investments in privately held companies

Our investments in privately held companies consist of investments in common stock or in-substance common stock. One of these investments provides us with the ability to exercise significant influence over the investee, but not an absolute controlling financial interest. The investment is accounted for under the equity method of accounting. Determining that we do not control but exercise significant influence over the operating and financial policies of the investee requires significant judgement when considering many factors, including but not limited to, the ownership interest in the investee, board representation, participation in policy-making processes, and participation rights in certain significant financial and operating decisions of the investee in the ordinary course of business. Our investment in Linksys is our only equity method investment. We record our proportionate share of the net earnings or losses of Linksys based on the most recently available financial statements of Linksys, which are provided to us on a three-month lag. We evaluate if there are material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. We also record our share of the amortization of any basis differences, as well as any OTTI as gain or loss from equity method investment in our consolidated statements of income and as an adjustment to the investment balance.

We evaluate our equity method investment at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, series of operating losses, current expected performance relative to expected performance when we initially invested, performance relative to peers and the results of a discounted cash flow analysis. We consider various factors in determining whether an OTTI has occurred, including Linksys financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$1,780.5	$1,255.0	$916.4
Service	2,636.9	2,087.2	1,678.0
Total revenue	4,417.4	3,342.2	2,594.4
Cost of revenue:
Product	691.3	487.7	352.4
Service	393.6	295.3	217.6
Total cost of revenue	1,084.9	783.0	570.0
Gross profit:
Product	1,089.2	767.3	564.0
Service	2,243.3	1,791.9	1,460.4
Total gross profit	3,332.5	2,559.2	2,024.4
Operating expenses:
Research and development	512.4	424.2	341.4
Sales and marketing	1,686.1	1,345.7	1,071.9
General and administrative	169.0	143.5	119.5
Gain on intellectual property matter	(4.6)	(4.6)	(40.2)
Total operating expenses	2,362.9	1,908.8	1,492.6
Operating income	969.6	650.4	531.8
Interest income	17.4	4.5	17.7
Interest expense	(18.0)	(14.9)	—
Other expense—net	(13.5)	(11.6)	(7.8)
Income before income taxes and loss from equity method investment	955.5	628.4	541.7
Provision for income taxes	30.8	14.1	53.2
Loss from equity method investment	(68.1)	(7.6)	—
Net income including non-controlling interests	856.6	606.7	488.5
Less: net loss attributable to non-controlling interests, net of tax	(0.7)	(0.1)	—
Net income attributable to Fortinet, Inc.	$857.3	$606.8	$488.5

	Year Ended December 31,
	2022	2021	2020

	(as percentage of revenue)
Revenue:
Product	40%	38%	35%
Service	60	62	65
Total revenue	100	100	100
Cost of revenue:
Product	16	15	14
Service	9	9	8
Total cost of revenue	25	23	22
Gross margin:
Product	61	61	62
Service	85	86	87
Total gross margin	75	77	78
Operating expenses:
Research and development	12	13	13
Sales and marketing	38	40	41
General and administrative	4	4	5
Gain on intellectual property matter	—	—	(2)
Total operating expenses	53	57	58
Operating margin	22	19	20
Interest income	—	—	1
Interest expense	—	—	—
Other expense—net	—	—	—
Income before income taxes and loss from equity method investment	22	19	21
Provision for income taxes	1	—	2
Loss from equity method investment	(2)	—	—
Net income including non-controlling interests	19	18	19
Less: net loss attributable to non-controlling interests, net of tax	—	—	—
Net income attributable to Fortinet, Inc.	19%	18%	19%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2021 as compared to 2020 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.

2022 and 2021

Revenue

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$1,780.5	40%	$1,255.0	38%	$525.5	42%
Service	2,636.9	60	2,087.2	62	549.7	26
Total revenue	$4,417.4	100%	$3,342.2	100%	$1,075.2	32%
Revenue by geography:
Americas	$1,785.0	41%	$1,358.8	41%	$426.2	31%
EMEA	1,691.8	38	1,275.9	38	415.9	33
APAC	940.6	21	707.5	21	233.1	33
Total revenue	$4,417.4	100%	$3,342.2	100%	$1,075.2	32%

Total revenue increased by $1.08 billion, or 32%, in 2022 compared to 2021. We continued to experience significant organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and APAC, which included Alaxala, contributing the largest portion of the increase on a percentage basis.

Product revenue increased by $525.5 million, or 42%, in 2022 compared to 2021. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain pricing actions. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products and software licenses. In addition, our product revenue growth was driven by a strong demand for the wide range operating system capabilities embedded in our Core Platform products.

Service revenue increased by $549.7 million, or 26%, in 2022 compared to 2021. Service revenue growth has accelerated over the past three years from 22% in 2020, to 24% in 2021 to 26% in 2022. Compared to 2021, FortiGuard security subscription revenue increased by $302.0 million, or 27% and FortiCare, other technical support and other revenues increased by $247.7 million, or 26%, in 2022. The increases were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments as well as FortiCare and other technical support. Our growing deferred revenue balance was primarily due to our growth in customer base, expansion of our service offerings, and impact of pricing actions.

Of the service revenue recognized in 2022, 66% was included in the deferred revenue balance as of December 31, 2021. Of the service revenue recognized in 2021, 65% was included in the deferred revenue balance as of December 31, 2020.

Of the service revenue recognized in each quarter of 2022, from 87% to 88% was included in deferred revenue as of the beginning of the respective quarter.

Cost of revenue and gross margin

	Year Ended December 31,
	2022	2021	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$691.3	$487.7	$203.6	42%
Service	393.6	295.3	98.3	33
Total cost of revenue	$1,084.9	$783.0	$301.9	39%
Gross margin (%):
Product	61.2%	61.1%
Service	85.1%	85.9%
Total gross margin	75.4%	76.6%

Total gross margin decreased by 1.2 percentage points in 2022 compared to 2021, primarily driven by a change in revenue mix to lower margin product revenue from higher margin service revenue and the consolidation of Alaxala starting from August 31, 2021 and partially offset by favorable impact of foreign currency fluctuations. Revenue mix shifted by 2.0 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased by 0.1 percentage points in 2022 compared to 2021, primarily driven by higher average selling prices and partially offset by higher expedite fees and other component costs due to supply chain constraints and the consolidation of Alaxala. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin decreased by 0.8 percentage points in 2022 compared to 2021, primarily driven by data center expansion, increased labor cost and our consolidation of Alaxala and partially offset by favorable impact of foreign currency fluctuation and higher average selling prices. Cost of service revenue was comprised primarily of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses and cloud hosting, supplies and facility-related costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$512.4	12%	$424.2	13%	$88.2	21%
Sales and marketing	1,686.1	38	1,345.7	40	340.4	25
General and administrative	169.0	4	143.5	4	25.5	18
Gain on intellectual property matter	(4.6)	—	(4.6)	—	—	—
Total operating expenses	$2,362.9	53%	$1,908.8	57%	$454.1	24%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Research and development

Research and development expense increased by $88.2 million, or 21%, in 2022 compared to 2021, primarily due to an increase of $63.1 million in personnel-related costs as a result of increased compensation rates and headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred increases in depreciation and other occupancy costs of $16.6 million and product development costs of $4.9 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2023.

Sales and marketing

Sales and marketing expense increased by $340.4 million, or 25%, in 2022 compared to 2021, primarily due to an increase of $208.5 million in personnel-related costs. We significantly increased our sales capacity, including newer non-tenured salespeople. The increase in headcount is expected to help drive global revenue increases. In addition, we incurred increases in marketing-related expenses of $52.6 million, travel expense of $38.8 million, depreciation and other occupancy-related expense of $17.8 million and supplies expense of $10.6 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars in 2023.

General and administrative

General and administrative expense increased by $25.5 million, or 18%, in 2022 compared to 2021, primarily due to an increase in personnel-related costs of $17.3 million. In addition, we incurred increases in depreciation and other occupancy costs of $3.5 million, subscriptions and other expense of $3.2 million, professional services fee of $2.9 million and provision for expected credit losses of $1.4 million, partially offset by a decrease in legal-related costs of $6.1 million and the favorable impact of foreign currency fluctuations. We currently expect general and administrative expense to increase in absolute dollars in 2023.

Operating income and margin

We generated operating income of $969.6 million in 2022, an increase of $319.2 million, or 49%, compared to $650.4 million in 2021. Operating income as a percentage of revenue increased to 22% in 2022 compared to 19% in 2021. The increase in our operating margin primarily benefits from a 2.1 percentage point decrease in sales and marketing expense as a percentage of revenue, primarily due to the favorable impact of foreign currency fluctuations, as well as improvement in sales productivity compared to prior year. In addition, research and development expense and general and administrative expense decreased 1.1 percentage points and 0.5 percentage points, respectively, as percentage of revenue. The benefit from lower operating expense as a percentage of revenue was partially offset by a 1.2 percentage point decrease in gross margin.

Interest income, interest expense and other expense—net

	Year Ended December 31,
	2022	2021	Change	% Change

	(in millions, except percentages)
Interest income	$17.4	$4.5	$12.9	287%
Interest expense	(18.0)	(14.9)	(3.1)	21%
Other expense—net	(13.5)	(11.6)	(1.9)	16%

Interest income increased by $12.9 million in 2022 as compared to 2021, primarily as a result of higher interest rates, partially offset by lower investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased by $3.1 million in 2022 as compared to 2021, primarily due to our senior notes issued in the first quarter of 2021. Other expense—net increased by $1.9 million in 2022 as compared to 2021 due to an $8.0 million increase in loss on marketable equity securities, partially offset by a $3.6 million decrease in foreign exchange losses and a $2.5 million increase in net rental income from real estate.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2022	2021

	(in millions, except percentages)
Provision for income taxes	$30.8	$14.1	$16.7	118%
Effective tax rate (%)	3%	2%

Our provision for income taxes for 2022 reflects an effective tax rate of 3%, compared to an effective tax rate of 2% for 2021. The provision for income taxes for 2022 was comprised primarily of a $233.4 million tax expense related to U.S. federal and state income taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $75.8 million from stock-based compensation expense, a tax benefit of $115.2 million from the FDII deduction, and a tax benefit of $11.6 million from federal research and development tax credits.

Our provision for income taxes for 2021 reflects an effective tax rate of 2%, compared to an effective tax rate of 10% for 2020. The provision for income taxes for 2021 was comprised primarily of a $140.8 million tax expense related to U.S. federal and state income taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $82.0 million from stock-based compensation expense, a tax benefit of $33.6 million from the FDII deduction, and a tax benefit of $11.1 million from federal research and development tax credits.

Loss from Equity Method Investment

	Year Ended December 31,		Change	% Change
	2022	2021

	(in millions, except percentages)
Loss from equity method investment	$(68.1)	$(7.6)	$(60.5)	796%

Loss from equity method investment increased by $60.5 million in 2022 as compared to 2021, due to $38.3 million increase in our proportionate share of Linksys’ financial results as well as the amortization of the basis differences, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the OTTI charge of $22.2 million recorded in the three months ended December 31, 2022.

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

Consistent with the seasonality note above, our quarterly revenue over the past two years has increased sequentially each year. Product revenue increased year-over-year as compared to 2021, as we have continued product innovation and launched new product models, expanded our solution sales, including SD-WAN and OT solutions and increased our investments in our sales and marketing organizations.

Total gross margin has fluctuated on a quarterly basis primarily due to the relative product and service mix as well as the timing of supplier cost increases and our own price increases. Product gross margin varies based on the types of products sold, their cost profile and their average selling prices. In 2022, product gross margin was impacted by new product introductions, the mix of high-end, mid-range and entry-level Core Platform products and the mix of other Enhanced Platform Technologies products, software sales and the timing and impact of supplier cost increases and our own price list increases. In 2022, we experienced an unusual level of component suppliers charging new expedite fees and increases in freight costs. Historically, we have been able to improve our direct cost of appliances and our product gross margin. Service gross margin is impacted by revenue growth and our personnel-related costs, third-party repair and contract fulfillment, data center, colocation fees, cloud hosting, supplies, facility-related costs and foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,
	2022	2021	2020

	(in millions)
Cash and cash equivalents	$1,682.9	$1,319.1	$1,061.8
Short-term and long-term investments	548.1	1,634.8	893.8
Marketable equity securities	25.5	38.6	—
Total cash, cash equivalents, investments and marketable equity securities	$2,256.5	$2,992.5	$1,955.6
Working capital	$732.0	$1,282.5	$910.9

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Net cash provided by operating activities	$1,730.6	$1,499.7	$1,083.7
Net cash provided by (used in) investing activities	763.9	(1,325.1)	(72.8)
Net cash provided by (used in) financing activities	(2,130.3)	82.8	(1,171.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.1)	—
Net increase (decrease) in cash and cash equivalents	$363.8	$257.3	$(160.7)

Liquidity and capital resources are primarily impacted by our operating activities, including cash tax payments, proceeds from issuance of our investment grade debt, as well as cash used on stock repurchases, real estate purchases and other capital expenditures, investments in various companies and business acquisitions.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, market or industry changes, macroeconomic events such as rising inflation and interest rates, the COVID-19 pandemic, supply chain capacity and disruptions, international conflicts, including the war in Ukraine, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units versus stock options granted to our employees and to vary based on our share price. We expect our cash tax payments to increase as a result of a provision in the TCJA requiring taxpayers to capitalize and amortize research and development expenses for tax purposes, other tax law changes and our expected growth.

In July 2022, our board of directors authorized a $1.0 billion increase in the authorized stock repurchase under the Repurchase Program, bringing the aggregate amount of authorized to be repurchased to $5.25 billion of our outstanding common stock through February 28, 2023. In 2022, we repurchased 36.0 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.99 billion. As of December 31, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024.

In March 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031, in an underwritten registered public offering. We do not currently intend to retire these senior notes early. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K for information on the senior notes.

We expect to continue to increase our data center, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate 2023 capital expenditures to be between $400.0 million and $450.0 million.

Our principal commitments consist of obligations under our senior notes, inventory purchase and other contractual commitments. As of December 31, 2022, the long-term debt, net of unamortized discount and debt issuance costs, was $990.4 million. $500.0 million in aggregate principal amount of senior notes is due on March 15, 2026 and $500.0 million in aggregate principal amount of senior notes is due on March 15, 2031. In addition, we enter into non-cancellable agreements with contract manufacturers to procure inventory based on our requirements in order to reduce manufacturing lead times, plan for adequate component supply or incentivize suppliers to deliver. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. In 2022, we significantly increased these commitments as contract manufacturers and component suppliers significantly increased their pricing and lead times. Inventory purchase commitments as of December 31, 2022, were $1.34 billion, an increase of $194.5 million compared to $1.14 billion as of December 31, 2021. We estimate payments of $1.27 billion due on or before December 31, 2023 related to these commitments. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2022, we had $108.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of December 31, 2022, our cash, cash equivalents, investments and marketable equity securities of $2.26 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $218.1 million and $132.4 million as of December 31, 2022 and 2021, respectively.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, the timing and extent of spending to support development efforts, our investments in purchasing or leasing real estate, cash tax payments and macroeconomic impacts such as rising inflation and interest rates, the war in Ukraine and the COVID-19 pandemic. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

During 2022, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, accounts receivable, net, deferred contract costs and deferred tax assets.

Our operating activities during 2022 provided cash flows of $1.73 billion as a result of the continued growth of our business and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase of $1.18 billion in our deferred revenue during 2022.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in various companies and business acquisitions. Historically, in making a lease-versus-ownership decision related to warehouse, office or data center space, we have considered various factors including financial metrics and expected long-term growth rates. In certain cases, we have elected to own the facility if we believed that purchasing or developing buildings rather than leasing is more in line with our long-term strategy. We may make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2022, cash provided by investing activities was primarily driven by $1.08 billion cash proceeds from maturities and sales of investments, net of purchases of investments, $281.2 million of purchases of property and equipment, and $30.8 million used for the acquisitions of certain assets and liabilities in a network detection and response business and the remaining 25% equity interests in Alaxala, net of cash.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”).

During 2022, cash used in financing activities was $2.13 billion, primarily driven by $1.99 billion used to repurchase shares of our common stock and $134.3 million used to pay tax withholding, net of proceeds from the issuance of common stock.

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

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, investments and marketable equity securities in a variety of securities, including commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in 2022, 2021 and 2020 would have resulted in an insignificant decrease in our interest income in each of these periods.

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

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro (“EUR”), the Japanese yen (“JPY”), the Canadian dollar (“CAD”) and the British pound (“GBP”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other expense—net in the consolidated statements of income. We recognized an expense of $4.6 million in 2022 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, JPY and GBP, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $16.4 million change in the value of our foreign currency cash balances as of December 31, 2022.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
In fiscal year 2021, the Company invested $160 million in cash for shares of Series A Preferred Stock of Linksys Holdings, Inc. (“Linksys”), for a 50.8% ownership interest. This investment is accounted for under the equity method of accounting and is evaluated for events or changes in business circumstances that indicate that it’s carrying value might not be recoverable and whether any estimated decline in value is considered to be other-than-temporary. Evaluating whether the investment is other-than-temporarily impaired requires management to evaluate several qualitative and quantitative factors including, among others, Linksys financial results and operating history, the Company’s ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes (collectively, “impairment indicators”). In the fourth quarter of fiscal year 2022, management concluded that such investment was other-than-temporarily impaired and recorded an impairment charge.

Concluding on whether the presence of impairment indicators indicates that an investment is other-than-temporarily impaired, involves significant and complex management judgment. Therefore, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the appropriateness of management’s assessment of identified impairment indicators and the conclusions reached around whether these impairment indicators result in an other-than-temporary impairment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assessment of identified impairment indicators and the conclusions reached around whether these impairment indicators result in an other-than-temporary impairment included, among others:
•We tested the effectiveness of controls over management’s assessment of identified impairment indicators and the conclusions reached around whether these impairment indicators result in an other-than-temporary impairment.
•We evaluated management’s other-than-temporary impairment analysis of its Linksys investment by assessing whether certain indicators were present and whether those indications implied an other-than-temporary loss of value. These procedures included but were not limited to:
◦We evaluated the reasonableness of the estimated cash flows by comparing such estimated cash flows to historical results and other internal and external information.

◦With the assistance of our fair value specialists, we evaluated the discount rates and revenue valuation multiples by testing the source information used in determining discount rates and revenue valuation multiples.

◦We tested the mathematical accuracy of the discounted cash flows analysis and the resulting estimated fair value of Linksys.

◦We compared Linksys’ estimated undiscounted cash flows and estimated fair value to Fortinet’s carrying amount.

◦We performed inquiries with relevant members of management to obtain an understanding of their current and expected performance for Linksys, including their understanding of any operational and strategic changes.

◦We performed a retrospective review of Linksys’ performance by comparing actual Linksys results to the performance expected by management when the Company initially invested in Linksys.

◦We evaluated the length of time Linksys has incurred losses.

◦We evaluated Linksys’ performance relative to its peers and to the economy by performing a comparison to peer company results and macro-economic trends.

•We tested the mathematical accuracy of the Linksys impairment as the excess of the investment’s carrying value over its estimated fair value.

Litigation – Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company is involved in disputes, litigation and other legal actions in the normal course of business. Claims from third parties may result in a requirement to pay substantial damages and could prevent the Company from selling certain of its products. The Company accrues for a loss contingency if a loss is probable and the amount of the loss can be reasonably estimated. These accruals are generally based on a range of possible outcomes that require significant management judgement.
Given the inherent uncertainty of the outcome of identified current matters, auditing litigation contingencies required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to litigation contingencies included the following, among others:
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2023

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,682.9	$1,319.1
Short-term investments	502.6	1,194.0
Marketable equity securities	25.5	38.6
Accounts receivable—Net of allowance for credit losses of $3.6 million and $2.4 million at December 31, 2022 and 2021, respectively	1,261.7	807.7
Inventory	264.6	175.8
Prepaid expenses and other current assets	73.1	65.4
Total current assets	3,810.4	3,600.6
LONG-TERM INVESTMENTS	45.5	440.8
PROPERTY AND EQUIPMENT—NET	898.5	687.6
DEFERRED CONTRACT COSTS	518.2	423.3
DEFERRED TAX ASSETS	569.4	342.3
GOODWILL	128.0	125.1
OTHER INTANGIBLE ASSETS—NET	56.0	63.6
OTHER ASSETS	202.0	235.8
TOTAL ASSETS	$6,228.0	$5,919.1

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$243.4	$148.4
Accrued liabilities	266.3	197.3
Accrued payroll and compensation	219.4	195.0
Deferred revenue	2,349.3	1,777.4
Total current liabilities	3,078.4	2,318.1
DEFERRED REVENUE	2,291.0	1,675.5
INCOME TAX LIABILITIES	67.8	79.5
LONG-TERM DEBT	990.4	988.4
OTHER LIABILITIES	82.0	59.2
Total liabilities	6,509.6	5,120.7
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 781.5 shares and 810.0 shares issued and outstanding at December 31, 2022 and 2021, respectively	0.8	0.8
Additional paid-in capital	1,284.2	1,253.6
Accumulated other comprehensive loss	(20.2)	(4.8)
Accumulated deficit	(1,546.4)	(467.9)
Total Fortinet, Inc. stockholders’ equity (deficit)	(281.6)	781.7
Non-controlling interests	—	16.7
Total equity (deficit)	(281.6)	798.4
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,228.0	$5,919.1
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Product	$1,780.5	$1,255.0	$916.4
Service	2,636.9	2,087.2	1,678.0
Total revenue	4,417.4	3,342.2	2,594.4
COST OF REVENUE:
Product	691.3	487.7	352.4
Service	393.6	295.3	217.6
Total cost of revenue	1,084.9	783.0	570.0
GROSS PROFIT:
Product	1,089.2	767.3	564.0
Service	2,243.3	1,791.9	1,460.4
Total gross profit	3,332.5	2,559.2	2,024.4
OPERATING EXPENSES:
Research and development	512.4	424.2	341.4
Sales and marketing	1,686.1	1,345.7	1,071.9
General and administrative	169.0	143.5	119.5
Gain on intellectual property matter	(4.6)	(4.6)	(40.2)
Total operating expenses	2,362.9	1,908.8	1,492.6
OPERATING INCOME	969.6	650.4	531.8
INTEREST INCOME	17.4	4.5	17.7
INTEREST EXPENSE	(18.0)	(14.9)	—
OTHER EXPENSE—NET	(13.5)	(11.6)	(7.8)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	955.5	628.4	541.7
PROVISION FOR INCOME TAXES	30.8	14.1	53.2
LOSS FROM EQUITY METHOD INVESTMENT	(68.1)	(7.6)	—
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	856.6	606.7	488.5
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	(0.7)	(0.1)	—
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$857.3	$606.8	$488.5
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$1.08	$0.74	$0.60
Diluted	$1.06	$0.73	$0.58
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	791.4	816.1	821.0
Diluted	805.3	835.3	838.3
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income including non-controlling interests	$856.6	$606.7	$488.5
Other comprehensive loss:
Change in foreign currency translation	(9.7)	(3.8)	—
Change in unrealized gains (losses) on investments	(6.2)	(3.5)	(0.2)
Less: tax provision (benefit) related to items of other comprehensive loss	(1.4)	(0.8)	0.2
Other comprehensive loss	(14.5)	(6.5)	(0.4)
Comprehensive income including non-controlling interests	842.1	600.2	488.1
Less: comprehensive income (loss) attributable to non-controlling interests	0.2	(1.1)	—
Comprehensive income attributable to Fortinet, Inc.	$841.9	$601.3	$488.1

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2019	858.7	$0.8	$1,179.7	$1.1	$160.8	$—	$1,342.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	12.6	—	(86.1)	—	—	—	(86.1)
Repurchase and retirement of common stock	(58.6)	—	(78.7)	—	(1,001.4)	—	(1,080.1)
Stock-based compensation expense	—	—	191.7	—	—	—	191.7
Net unrealized loss on investments - net of tax	—	—	—	(0.4)	—	—	(0.4)
Net income	—	—	—	—	488.5	—	488.5
BALANCE—December 31, 2020	812.7	0.8	1,206.6	0.7	(352.1)	—	856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	10.2	—	(141.7)	—	—	—	(141.7)
Repurchase and retirement of common stock	(12.9)	—	(19.2)	—	(722.6)	—	(741.8)
Stock-based compensation expense	—	—	207.9	—	—	—	207.9
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized loss on investments - net of tax	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustment	—	—	—	(2.8)	—	(1.0)	(3.8)
Net income	—	—	—	—	606.8	(0.1)	606.7
BALANCE—December 31, 2021	810.0	0.8	1,253.6	(4.8)	(467.9)	16.7	798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	7.5	—	(134.7)	—	—	—	(134.7)
Repurchase and retirement of common stock	(36.0)	—	(55.4)	—	(1,935.8)	—	(1,991.2)
Stock-based compensation expense	—	—	217.3	—	—	—	217.3
Acquisition of the non-controlling interests	—	—	3.4	—	—	(16.9)	(13.5)
Net unrealized loss on investments - net of tax	—	—	—	(4.8)	—	—	(4.8)
Foreign currency translation adjustment	—	—	—	(10.6)	—	0.9	(9.7)
Net income	—	—	—	—	857.3	(0.7)	856.6
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$—	$(281.6)
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$856.6	$606.7	$488.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	217.3	207.9	191.7
Amortization of deferred contract costs	223.3	175.9	137.4
Depreciation and amortization	104.3	84.4	68.8
Amortization of investment premiums (discounts)	4.4	6.9	1.3
Loss from equity method investment	68.1	7.6	—
Other	23.6	7.9	6.0
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(456.7)	(72.5)	(176.4)
Inventory	(109.1)	(19.4)	(42.2)
Prepaid expenses and other current assets	(7.7)	(17.7)	(2.8)
Deferred contract costs	(318.2)	(294.5)	(205.1)
Deferred tax assets	(226.4)	(94.0)	(10.5)
Other assets	(35.3)	(19.0)	(4.6)
Accounts payable	105.2	(13.1)	37.4
Accrued liabilities	55.2	49.9	45.8
Accrued payroll and compensation	25.0	44.0	43.1
Other liabilities	23.5	(0.7)	9.7
Deferred revenue	1,177.5	839.4	495.6
Net cash provided by operating activities	1,730.6	1,499.7	1,083.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(389.1)	(2,308.0)	(1,079.0)
Sales of investments	3.0	85.5	152.2
Maturities of investments	1,462.0	1,470.3	1,018.8
Purchases of property and equipment	(281.2)	(295.9)	(125.9)
Investment in privately held company	—	(160.0)	—
Payments made in connection with business combinations, net of cash acquired	(30.8)	(74.9)	(40.2)
Purchases of marketable equity securities	—	(42.5)	—
Other	—	0.4	1.3
Net cash provided by (used in) investing activities	763.9	(1,325.1)	(72.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	—	989.4	—
Payments for debt issuance costs	—	(2.4)	—
Payments of debt assumed in connection with business combination	—	(19.5)	(4.1)
Repurchase and retirement of common stock	(1,991.2)	(741.8)	(1,080.1)
Proceeds from issuance of common stock	26.1	26.0	22.1
Taxes paid related to net share settlement of equity awards	(160.4)	(167.9)	(108.2)
Other	(4.8)	(1.0)	(1.3)
Net cash provided by (used in) financing activities	(2,130.3)	82.8	(1,171.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.4)	(0.1)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	363.8	257.3	(160.7)
CASH AND CASH EQUIVALENTS—Beginning of year	1,319.1	1,061.8	1,222.5
CASH AND CASH EQUIVALENTS—End of year	$1,682.9	$1,319.1	$1,061.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$260.2	$127.4	$39.7
Operating lease liabilities arising from obtaining right-of-use assets	$65.8	$39.6	$22.8
Finance lease liabilities arising from obtaining right-of-use assets	$0.7	$0.1	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$17.1	$15.9	$20.9
Liability for purchase of property and equipment	$21.2	$21.9	$30.8
Liability incurred in connection with business combination	$0.8	$0.9	$0.4
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in 2000 and is a global leader in broad, integrated and automated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as large enterprises, communication service providers, government organizations and small to medium-sized enterprises. Fortinet’s cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated cybersecurity mesh architecture (the “Fortinet Security Fabric”) with automated protection, detection and responses.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation.

On April 14, 2022, our board of directors approved a five-for-one forward stock split of our common stock (the “Forward Stock Split”), which was conditioned upon obtaining stockholder approval for the Forward Stock Split, and to increase the number of our authorized shares of common stock. On June 17, 2022, at our 2022 Annual Meeting of Stockholders, our stockholders approved the Forward Stock Split and the amendment and restatement of our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 300.0 million to 1.5 billion. The par value of our common stock was not adjusted as a result of the Forward Stock Split. Effective June 22, 2022, we filed our amended and restated certification of incorporation and completed the Forward Stock Split. All share and per share amounts and related stockholders’ equity (deficit) balances presented herein have been retroactively adjusted to reflect the Forward Stock Split.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the determination of contingent liabilities, the determination of our ability to exercise control or significant influence over our investee, the evaluation of the equity method investments for OTTI, the standalone selling price for our products and services, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation, the fair value of tangible and intangible assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets, measurement of non-marketable equity securities and the determination of sales returns reserves. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

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

Our accounts receivable are derived from our customers in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated credit losses. See Note 16. Segment Information for distributor customers that accounted for 10% or more of our revenue or net accounts receivable.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income—Comprehensive income includes certain changes in equity from non-owner sources that are excluded from net income, specifically, cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments and the related tax impacts.

Foreign Currency and Transaction Gains and Losses—The functional currency for most of our foreign subsidiaries is the U.S. dollar. For our international subsidiary whose functional currency is the local currency, we translate the financial statements of this subsidiary to U.S. dollars using the exchange rates in effect at the balance sheet dates for assets and liabilities, and average monthly rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other expense, net. We recognized a foreign currency loss of $4.6 million, $8.2 million and $5.5 million in other expense, net, for 2022, 2021, and 2020, respectively.

Cash and Cash Equivalents—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in commercial paper, corporate debt, U.S. government and agency securities, term deposits and money market funds.

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

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in consolidated statements of equity (deficit). AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other expense—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of equity (deficit).

We consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2022, 2021 and 2020 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2022, 2021 and 2020 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the year ended December 31, 2022, 2021 and 2020.

We determine realized gains or losses on sale of AFS debt securities using the specific identification method to determine the cost basis of investments sold and record such gains or losses as other expense—net on the consolidated statements of income. We have elected to not record an allowance for credit losses for accrued interest for AFS investments in debt securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Equity Securities—Our marketable equity investments with readily determinable fair values are accounted for at fair value through net income. Realized gains and losses as well as changes in fair value of these securities are recognized and reported in other expense—net, and are determined using the specific identification method.

Investments in privately held companies—Our investments in privately held companies consist of investments in common stock or in-substance common stock. One of these investments provide us with the ability to exercise significant influence over the investee, but not an absolute controlling financial interest. The investment is accounted for under the equity method of accounting and was initially recorded at cost. Subsequently, we recognize our proportionate share of the entity’s net loss, the amortization of any basis differences, as well as any OTTI as gain or loss from this equity method investment in the consolidated statements of income and as an adjustment to the investment balance. We record our proportionate share of the results of this equity method investment on a three-month lag basis. We evaluate if there are material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. As of December 31, 2022 and 2021, our investment in Linksys was our only equity method investment and was recorded in other assets. Our remaining investments in privately held companies are recorded at cost and as of December 31, 2022 and 2021 were not material.

We evaluate our equity method investment at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. This evaluation consists of several qualitative and quantitative factors including recent financial results, projected financial results and operating trends of the investee and other publicly available information that may affect the value of our investment.

Accounts receivable—Trade accounts receivable are recorded at the invoiced amount. Our accounts receivable balance is reduced by an allowance for expected credit losses. We measure expected credit losses of accounts receivable on a collective (pooled) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis.

We further consider collectability trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $3.6 million and $2.4 million as of December 31, 2022 and 2021, respectively. Provisions, write-offs and recoveries were not material during the years ended December 31, 2022, 2021 and 2020.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. We do not depreciate the allocated cost of land. Depreciation is computed using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Lives
Building and building improvements	2 to 40 years
Computer equipment and software	1 to 7 years
Evaluation units	1 year
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or lease term

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments to long-lived assets in 2022, 2021 and 2020.

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

We performed our annual goodwill impairment analysis and did not identify any impairment indicators as a result of the review. As of December 31, 2022 and 2021, we had one reporting unit.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Leases—We determine if an arrangement is a lease at inception. We evaluate the classification of leases at commencement and, as necessary, at modification. The right-of-use (“ROU”) assets and the short and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively. The corresponding assets and, the short- and long-term lease liabilities from our finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

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

We do not recognize lease liabilities or ROU assets for short-term leases (leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise). We do not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component.

Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease ROU assets and liabilities. Variable lease payments primarily include common area maintenance charges, real estate taxes, certain parking expense and insurance costs. Lease expense for lease payments for our operating leases is recognized on a straight-line basis over the term of the lease. We begin recognizing rent expense on the date that a lessor makes an underlying asset that is subject to the lease available for our use. For our finance leases, we recognize amortization expense from the amortization of the corresponding assets and interest expense on the related lease liabilities.

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

The costs to develop software for internal use are capitalized based on qualifying criteria. These costs consist of internal compensation related costs and external direct costs incurred during the application development stage. Such costs are amortized over the software’s estimated useful life.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2022, 2021 and 2020 was $223.3 million, $175.9 million and $137.4 million, respectively. No impairment loss was recognized during 2022, 2021 and 2020.

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

We derive a majority of product sales from our Core Platform (previously referred to as FortiGate) hardware and virtual machine products which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

We recognize product revenue upon shipment when control of the promised goods is transferred to the customer. Our term software licenses represent multiple performance obligations, which include software licenses and software support services where the term licenses are recognized upfront upon transfer of control, with the associated software support services recognized ratably over the service term as services and software updates are provided.

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services. Our typical subscription and support term is one to five years. We generally recognize revenue from these services ratably over the service term because of continuous transfer of control to the customer. We also generate a small portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted by us or provided through cloud-providers. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

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

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $92.0 million and $49.2 million as of December 31, 2022 and 2021, respectively, and is included in current liabilities in our consolidated balance sheet.

We generally invoice at the time of our sale for the total price of the hardware, software licenses, security subscription and technical support and other services. Standard payment terms are generally no more than 60 days, though we continue to offer extended payment terms to certain distributors. We also invoice certain services on a monthly basis. Amounts billed and due from our customers are classified as receivables on the balance sheet and do not bear interest. Our deferred revenue primarily consists of amounts that have been invoiced but have not been recognized as revenue as of period end.

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not material during 2022, 2021 and 2020.

Warranties—We generally provide a one-year warranty for most hardware products and a 90-day warranty for software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty liability was not material as of December 31, 2022 and 2021.

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

Recently Adopted and Recently Issued Accounting Standards

There were no recently adopted accounting standards which would have a material effect on our consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements and accompanying disclosures.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2022	2021	2020
Product	$1,780.5	$1,255.0	$916.4
Service:
Security subscription	1,427.0	1,125.0	918.7
Technical support and other	1,209.9	962.2	759.3
Total service revenue	2,636.9	2,087.2	1,678.0
Total revenue	$4,417.4	$3,342.2	$2,594.4

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of period end. During 2022 and 2021, we recognized $1.73 billion and $1.37 billion in revenue that was included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.65 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.36 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Securities

The following tables summarize our available-for-sale securities (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$293.0	$—	$(4.1)	$288.9
U.S. government and agency securities	198.0	—	(4.4)	193.6
Certificates of deposit and term deposits	34.2	—	—	34.2
Commercial paper	26.5	—	(0.1)	26.4
Municipal Bonds	5.1	—	(0.1)	5.0
Total available-for-sale securities	$556.8	$—	$(8.7)	$548.1

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$540.7	$—	$(1.2)	$539.5
U.S. government and agency securities	356.1	—	(1.0)	355.1
Certificates of deposit and term deposits	169.1	—	(0.1)	169.0
Commercial paper	566.0	—	(0.2)	565.8
Municipal Bonds	5.4	—	—	5.4
Total available-for-sale securities	$1,637.3	$—	$(2.5)	$1,634.8

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$90.5	$(0.8)	$190.0	$(3.3)	$280.5	$(4.1)
U.S. government and agency securities	3.9	(0.1)	189.8	(4.3)	193.7	(4.4)
Commercial paper	26.4	(0.1)	—	—	26.4	(0.1)
Municipal Bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$125.8	$(1.1)	$379.8	$(7.6)	$505.6	$(8.7)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$494.4	$(1.2)	$—	$—	$494.4	$(1.2)
U.S. government and agency securities	334.2	(1.0)	—	—	334.2	(1.0)
Certificates of deposit and term deposits	93.1	(0.1)	—	—	93.1	(0.1)
Commercial paper	288.0	(0.2)	—	—	288.0	(0.2)
Municipal Bonds	5.3	—	—	—	5.3	—
Total available-for-sale securities	$1,215.0	$(2.5)	$—	$—	$1,215.0	$(2.5)

The contractual maturities of our investments were (in millions):

	December 31, 2022	December 31, 2021
Due within one year	$502.6	$1,194.0
Due within one to three years	45.5	440.8
Total	$548.1	$1,634.8

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

Marketable Equity Securities

Our marketable equity securities were $25.5 million and $38.6 million as of December 31, 2022 and December 31, 2021, respectively. The changes in fair value of our marketable equity securities are recorded in other expense, net on the consolidated statements of income. We recognized $13.1 million and $5.1 million of losses in 2022 and 2021, respectively.

Fair Value of Financial Instruments

Fair Value Accounting—We apply the following fair value hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels:

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2022				December 31, 2021
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate debt securities	$288.9	$—	$288.9	$—	$542.5	$—	$542.5	$—
U.S. government and agency securities	268.6	259.3	9.3	—	355.1	345.2	9.9	—
Certificates of deposit and term deposits	50.4	—	50.4	—	259.0	—	259.0	—
Commercial paper	115.8	—	115.8	—	580.3	—	580.3	—
Money market funds	593.9	593.9	—	—	57.5	57.5	—	—
Municipal bonds	5.0	—	5.0	—	5.4	—	5.4	—
Marketable equity securities	25.5	25.5	—	—	38.6	38.6	—	—
Total	$1,348.1	$878.7	$469.4	$—	$1,838.4	$441.3	$1,397.1	$—

Reported as:
Cash equivalents	$774.5				$165.0
Marketable equity securities	25.5				38.6
Short-term investments	502.6				1,194.0
Long-term investments	45.5				440.8
Total	$1,348.1				$1,838.4

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2022 and December 31, 2021.

4.     INVENTORY

Inventory consisted of (in millions):

	December 31, 2022	December 31, 2021
Raw materials	$46.3	$40.2
Work in process	12.0	9.8
Finished goods	206.3	125.8
Inventory	$264.6	$175.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	December 31, 2022	December 31, 2021
Land	$310.0	$204.5
Buildings and improvements	490.3	416.2
Computer equipment and software	222.7	176.1
Leasehold improvements	53.5	40.1
Evaluation units	19.2	15.6
Furniture and fixtures	31.3	26.9
Construction-in-progress	51.7	19.9
Total property and equipment	1,178.7	899.3
Less: accumulated depreciation	(280.2)	(211.7)
Property and equipment—net	$898.5	$687.6

We completed construction of a second building at our headquarters campus and it was placed in service on June 30, 2021. In conjunction with the completion of the building, we evaluated the range of useful lives of our property and equipment. The range of useful lives for buildings and improvements is now two to forty years, an increase from two to thirty years, and for furniture and fixtures the range is now three to eight years, an increase from three to five years.

During 2022, we purchased certain real estate in the United States and Canada totaling $174.0 million. The purchases were accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land, buildings, and furniture and fixtures based on their relative fair values. The amounts allocated to land, buildings, and furniture and fixtures were $105.5 million, $67.7 million, and $0.8 million, respectively.

Depreciation expense was $81.0 million, $65.9 million and $55.5 million in 2022, 2021 and 2020, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

On March 19, 2021, we invested $75.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 32.6% ownership interest in this privately held company. On September 24, 2021, we invested an additional $85.0 million in cash for shares of Series A Preferred Stock of Linksys, and as of December 31, 2022 and December 31, 2021, we held 50.8% of the outstanding common stock (on an as-converted basis) of Linksys. Linksys provides router connectivity solutions to the consumer and small business markets.

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis, with the exception of material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys.

Due to the presence of impairment indicators, such as a series of operating losses, current expected performance relative to expected performance when we initially invested, performance relative to peers, and the results of a discounted cash flows analysis, we evaluated our equity method investment for an OTTI during 2022. We considered various factors in determining whether an OTTI has occurred, including Linksys financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we noted that certain factors were present that indicate that the equity method investment’s decline in value is other-than-

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary, primarily driven by Linksys’ continuous losses, decrease in revenue and operating results, current forecasted results for the foreseeable future as compared to the expected performance at the time of the investments, and the results of a discounted cash flows analysis. To determine the fair value of our investment in Linksys, we utilized a market approach referencing revenue multiples from publicly traded peer companies and concluded that the estimated fair value of the investment was lower than its carrying value. During the three months ended December 31, 2022, we recorded a non-cash charge of $22.2 million related to impairment recognized on our equity method investment in Linksys.

Our loss related to Linksys in fiscal 2022 totaled $68.1 million, which comprised of our proportionate share of Linksys’ financial results as well as the amortization of the basis differences of $45.9 million, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the OTTI charge of $22.2 million recorded during the three months ended December 31,2022. This amount has been recorded in loss from equity method investment on the consolidated statements of income. Our share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences in total was $7.6 million in 2021, recorded in the same financial statement line item.

As of December 31, 2022 and 2021, our investment in Linksys was our only equity method investment and was recorded in other assets on our consolidated balance sheets.

Other investments

Our investments in the equity securities of privately held companies without readily determinable fair values totaled $1.0 million as of December 31, 2022 and 2021.

7.     BUSINESS COMBINATIONS

2022 Acquisitions

Network Detection and Response Business

On December 22, 2022, we closed an acquisition of certain assets and liabilities of a business specializing in network detection and response for $18.0 million in cash. This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the purchase price, $5.8 million was allocated to goodwill, $10.5 million was allocated to developed technology intangible asset, $10.0 million was allocated to customer relationships intangible asset and $8.3 million was allocated to other net liabilities assumed, which predominantly include deferred revenue. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce acquired and the anticipated operational synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

Alaxala Networks Corporation

On October 3, 2022, we acquired the remaining 25% of equity interests in Alaxala for $13.5 million in cash, and Alaxala became our wholly owned subsidiary.

2021 Acquisitions

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala, a privately held network hardware equipment company in Japan, for $64.2 million in cash. We acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our Core Platform and Enhanced Platform Technology (previously referred to as Platform Extension) functionality, and, over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Identified intangible assets acquired and their estimated useful lives as of August 31, 2021, were (in millions, except years):

	Fair Value	Estimated Useful Life (in years)
Developed technology	$26.6	4
Customer relationships	10.0	10
Trade name	6.4	10
Backlog	5.0	1
Total identified intangible assets:	$48.0

Developed technology relates to Alaxala’s network equipment. We valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cost savings that are expected to be realized by avoiding the royalty that otherwise would be granted in exchange for the use of the asset. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2021	$125.1
Additions due to business combinations	5.8
Foreign currency translation adjustments	(2.9)
Balance—December 31, 2022	$128.0

There were no impairments to goodwill during 2022, 2021 and 2020, or any previous years.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$85.1	$50.3	$34.8
Customer relationships	7.1	31.0	14.4	16.6
Trade name	10.0	5.3	0.7	4.6
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.6	$69.6	$56.0

	December 31, 2021
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.0	$82.2	$38.0	$44.2
Customer relationships	6.0	22.2	11.9	10.3
Trade name	10.0	6.1	0.2	5.9
Backlog	1.0	4.8	1.6	3.2
Total other intangible assets—net		$115.3	$51.7	$63.6

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of finite-lived intangible assets was $23.3 million, $18.5 million and $13.3 million in 2022, 2021, and 2020, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets (in millions):

Year Ending December 31,	Amount
2023	$18.1
2024	13.5
2025	8.8
2026	4.3
2027	4.0
Thereafter	7.3
Total	$56.0

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income including non-controlling interests	$856.6	$606.7	$488.5
Net loss attributable to non-controlling interests	(0.7)	(0.1)	—
Net income attributable to Fortinet, Inc.	$857.3	$606.8	$488.5

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	791.4	816.1	821.0
Diluted shares:
Weighted-average common stock outstanding-basic	791.4	816.1	821.0
Effect of potentially dilutive securities:
RSUs	6.0	10.9	11.4
Stock options	7.9	8.3	5.9
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	805.3	835.3	838.3
Net income per share attributable to Fortinet, Inc.:
Basic	$1.08	$0.74	$0.60
Diluted	$1.06	$0.73	$0.58

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2022	2021	2020
RSUs	1.0	0.7	1.7
Stock options	1.5	1.1	2.7
Total	2.5	1.8	4.4

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately seven years, some of which include one or more options to renew, with renewal terms of up to seven years. Unless and until we are reasonably certain we will exercise these renewal options, we do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility. Our finance leases were not material to our consolidated financial statements.

The components of lease expense were (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$37.1	$26.5	$18.5
Variable lease expense (1)	3.7	3.1	2.3
Short-term lease expense	5.6	3.7	3.8
Total lease expense	$46.4	$33.3	$24.6

(1) Variable lease expense for the year ended December 31, 2022, 2021 and 2020 predominantly included common area maintenance charges, real estate taxes, certain parking expense and insurance costs.

Supplemental balance sheet information related to our operating leases was (in millions, except lease term and discount rate):

	Classification	December 31, 2022	December 31, 2021
Operating lease ROU assets – non-current	Other assets	$96.3	$65.1

Operating lease liabilities – current	Accrued liabilities	$33.2	$26.3
Operating lease liabilities – non-current	Other liabilities	62.5	40.5
Total operating lease liabilities		$95.7	$66.8

Weighted average remaining lease term in years – operating leases		3.5	3.0
Weighted average discount rate – operating leases		3.5%	2.1%

Supplemental cash flow information related to leases was (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$33.8	$25.8	$18.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of operating lease liabilities as of December 31, 2022 were (in millions):

Year Ending December 31,	Amount
2023	$30.1
2024	32.1
2025	15.9
2026	7.5
2027	6.6
Thereafter	12.1
Total lease payments	$104.3
Less imputed interest	(8.6)
Total	$95.7

As of December 31, 2022, we had additional minimum lease payments of $2.1 million relating to operating leases that had been signed but had not yet commenced. These leases will commence during 2023 and will have lease terms of approximately two to six years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of December 31, 2022, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	December 31, 2022
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				9.6
Total long-term debt				$990.4

As of December 31, 2022 and 2021, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. In 2022 and 2021, we recorded $17.9 million and $14.7 million of total interest expense in relation to these Senior Notes and repaid $16.0 million and $8.4 million of interest in cash, respectively. No interest costs were capitalized in 2022 and 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $829.5 million, including accrued and unpaid interest, as of December 31, 2022. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2022 (in millions):

	Total	2023	Thereafter
Inventory purchase commitments	$1,335.0	$1,270.7	$64.3

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and other market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers which are non-cancelable. As of December 31, 2022, we had $1.34 billion of open purchase orders with our independent contract manufacturers that consisted of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers and certain component suppliers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of firm and non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of December 31, 2022, we had $108.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

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

Litigation loss contingency accruals associated with outstanding cases were not material as of December 31, 2022 and 2021.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any existing claims or proceedings related to these types of matters, including any that we believe are likely to have a material adverse effect on our financial position.

13.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We have one primary stock incentive plan, the 2009 EIP, under which we have granted RSUs and stock options.

Our board of directors approved the 2009 EIP in 2009 and amended the plan in 2019. The maximum aggregate number of shares that may be issued under the 2009 EIP is 239,367,655 shares; provided, however, that only 67,500,000 shares may be issued or transferred pursuant to new awards granted on or following the effective date of the 2009 EIP. We may grant awards to employees, directors and other service providers. In the case of an incentive stock option granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant and expire no more than five years from the date of grant, and options granted to any other employee, the per share exercise price shall be no less than 100% of the closing stock price on the date of grant. In the case of a non-statutory stock option and options granted to other service providers, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. Options granted to individuals owning less than 10% of the total combined voting power of all classes of stock generally have a contractual term of no more than ten years and options generally vest over four years.

As of December 31, 2022, there were a total of 57.2 million shares of common stock available for grant under the 2009 EIP.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2019	30.7	$12.91
Granted	9.6	24.23
Forfeited	(2.2)	15.97
Vested	(14.7)	11.64
Balance—December 31, 2020	23.4	18.09
Granted	5.8	40.53
Forfeited	(1.8)	22.99
Vested	(11.7)	16.30
Balance—December 31, 2021	15.7	27.06
Granted	4.1	58.09
Forfeited	(1.1)	34.94
Vested	(8.2)	23.69
Balance—December 31, 2022	10.5	$40.94

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2022, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 EIP, but not yet recognized, was $374.4 million, with a weighted-average remaining vesting period of 2.6 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2022	2021	2020
Shares withheld for taxes	2.7	3.8	4.6
Amount withheld for taxes	$160.4	$167.9	$108.2

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2022	2021	2020
Expected term in years	4.4	4.4	4.4
Volatility	41.6%	39.1%	34.8%
Risk-free interest rate	2.2%	0.5%	1.1%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	13.3	$10.07	4.5	$150.3
Granted	3.3	23.76
Forfeited	(0.3)	18.30
Exercised	(2.7)	8.30
Balance—December 31, 2020	13.6	13.51	4.2	220.4
Granted	2.9	37.26
Forfeited	(0.4)	24.53
Exercised	(2.4)	11.01
Balance—December 31, 2021	13.7	18.57	4.0	729.9
Granted	1.7	60.26
Forfeited	(0.2)	37.03
Exercised	(2.0)	13.10
Balance—December 31, 2022	13.2	$24.37
Options vested and expected to vest—December 31, 2022	13.2	$24.37	3.5	$344.8
Options exercisable—December 31, 2022	9.1	$16.10	2.7	$300.0

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2022, total compensation expense related to unvested stock options granted to employees but not yet recognized was $53.7 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Weighted-average fair value per share granted	$22.18	$12.15	$7.16

Intrinsic value of options exercised	$88.4	$83.5	$43.5
Fair value of options vested	$24.9	$17.2	$13.5

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2022, (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.77-$9.81	4.3	1.4	$8.08	4.3	$8.08
$11.66-$22.72	2.5	3.2	16.91	2.3	16.81
$22.90-$34.89	4.5	4.6	28.82	2.4	27.61
$39.68-$68.70	1.9	6.1	59.79	0.1	56.72
	13.2			9.1

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2022
Reserved for future equity award grants	57.2
Outstanding stock options and RSUs	23.7
Total common stock reserved for future issuances	80.9

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of product revenue	$1.7	$1.7	$1.6
Cost of service revenue	18.8	15.7	12.9
Research and development	64.2	56.7	47.6
Sales and marketing	105.0	110.0	108.4
General and administrative	30.1	27.1	23.3
Total stock-based compensation expense	$219.8	$211.2	$193.8

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2022	2021	2020
RSUs	$195.0	$191.8	$179.7
Stock options	24.8	19.4	14.1
Total stock-based compensation expense	$219.8	$211.2	$193.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is (in millions):

	Year Ended December 31,
	2022	2021	2020
Income tax benefit associated with stock-based compensation	$48.6	$45.4	$42.1

Share Repurchase Program

In January 2016, our board of directors approved the Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2021, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2023, bringing the aggregated amount authorized to $4.25 billion. In July 2022, our board of directors approved a $1.0 billion increase, bringing the aggregate amount authorized to be repurchased to $5.25 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2022, we repurchased 36.0 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $1.99 billion. As of December 31, 2022, $529.6 million remained available for future share repurchases under the Repurchase Program. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024.

14.     INCOME TAXES

Income before income taxes and loss from equity method investment consisted of (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$873.8	$567.7	$490.6
Foreign	81.7	60.7	51.1
Total income before income taxes and loss from equity method investment	$955.5	$628.4	$541.7

The provision for (benefit from) income taxes consisted of (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$218.5	$80.7	$38.6
State	19.1	2.5	8.1
Foreign	18.8	23.3	13.6
Total current	$256.4	$106.5	$60.3
Deferred:
Federal	$(208.3)	$(90.2)	$(8.1)
State	(14.9)	(1.1)	(0.8)
Foreign	(2.4)	(1.1)	1.8
Total deferred	(225.6)	(92.4)	(7.1)
Provision for income taxes	$30.8	$14.1	$53.2

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (in millions):

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory tax rate	$200.6	$132.0	$113.8
Foreign income taxed at different rates	15.7	2.9	16.4
Foreign withholding taxes	31.0	37.4	18.8
Stock-based compensation expense	(81.1)	(74.8)	(39.6)
Foreign tax credit	(26.2)	(53.2)	(30.1)
State taxes—net of federal benefit	(3.2)	(4.6)	4.9
Research and development credit	(11.6)	(11.1)	(7.5)
Valuation allowance	25.9	20.0	11.9
Impact of the 2017 Tax Cuts and Jobs Act:
One-time transition tax	—	5.8	2.6
Foreign-Derived Intangible Income	(115.2)	(33.6)	(44.3)
Other	(5.1)	(6.7)	6.3
Total provision for income taxes	$30.8	$14.1	$53.2

On January 4, 2022, the U.S. Treasury published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. On July 26, 2022, the U.S. Treasury released corrections to the final regulations. These final regulations adversely impact our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. These final regulations increased our tax expense by approximately $27.5 million on our consolidated financial statements as of December 31, 2022.

On August 16, 2022, the United States enacted the IRA that, among other changes, provides for changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022, if any. We considered the applicable tax law changes, and there is no impact to our tax provision for the year ended December 31, 2022. We will continue to evaluate the impact of these tax law changes on future periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2022	December 31, 2021
Deferred tax assets:
General business credit carryforward	$95.0	$63.5
Deferred revenue	380.1	276.5
Reserves and accruals	90.1	59.5
Net operating loss carryforward	21.2	22.2
Stock-based compensation expense	19.8	18.3
Depreciation and amortization	5.6	17.0
Capitalized research expenditures	176.7	64.2
Operating lease liabilities	20.8	13.1
Total deferred tax assets	809.3	534.3
Less: Valuation allowance	(100.8)	(75.0)
Deferred tax assets, net of valuation allowance	708.5	459.3
Deferred tax liabilities:
Deferred contract costs	(117.5)	(97.4)
Operating lease ROU assets	(20.9)	(11.9)
Acquired intangibles	(8.8)	(15.7)
Total deferred tax liabilities	(147.2)	(125.0)
Net deferred tax assets	$561.3	$334.3

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development credits carryforward, certain impairment losses in business investments, certain foreign tax credits from foreign disregarded entities and certain tax attributes from business acquisitions. As of December 31, 2022, we had a valuation allowance of $100.8 million against those items.

As of December 31, 2022, our federal and California net operating loss carryforwards for income tax purposes were $70.4 million and $20.8 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2023, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2022, we had state tax credit carryforwards of $46.4 million. The state credits can be carried forward indefinitely.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of year	$73.3	$77.3	$67.5
Gross increases for tax positions related to the current year	13.6	7.6	13.1
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	0.9	8.7	6.1
Gross decreases for tax positions related to prior year	(2.0)	(0.7)	(1.3)
Gross decreases for tax positions related to prior year audit settlements	—	—	(1.4)
Gross decreases for tax positions related to expiration of statute of limitations	(18.4)	(19.6)	(6.7)
Unrecognized tax benefits, end of year	$67.4	$73.3	$77.3

As of December 31, 2022, we had $67.4 million of unrecognized tax benefits, of which, if recognized, $58.5 million would favorably affect our effective tax rate. Our gross unrecognized tax benefits decreased by approximately $5.9 million during the year ended December 31, 2022. The net decrease was primarily due to the reversal of gross unrecognized tax benefits in connection with the lapse of statutes of limitations. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2022, 2021 and 2020, accrued interest and penalties were $9.3 million, $13.3 million and $14.5 million, respectively.

It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $15.1 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S. federal income tax authorities for tax years prior to 2016. We are no longer subject to U.S. state and foreign income tax examinations by tax authorities for tax years prior to 2010. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

15.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2022, 2021 and 2020 were $12.6 million, $10.0 million and $8.3 million, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2022	2021	2020
Americas:
United States	$1,325.0	$1,006.8	$813.3
Other Americas	460.0	352.0	263.9
Total Americas	1,785.0	1,358.8	1,077.2
Europe, Middle East and Africa (“EMEA”)	1,691.8	1,275.9	991.9
Asia Pacific (“APAC”)	940.6	707.5	525.3
Total revenue	$4,417.4	$3,342.2	$2,594.4

Property and Equipment—net	December 31, 2022	December 31, 2021
Americas:
United States	$638.1	$472.4
Canada	204.4	170.9
Latin America	1.1	1.6
Total Americas	843.6	644.9
EMEA	35.9	31.0
APAC	19.0	11.7
Total property and equipment—net	$898.5	$687.6

The following distributors accounted for 10% or more of our revenue:

	Year Ended December 31,
	2022	2021	2020
Distributor A	29%	31%	30%
Distributor B	14%	*	*
Distributor C	14%	12%	10%
* Represents less than 10%

The following distributors accounted for 10% or more of net accounts receivable:

	2022	2021
Distributor A	32%	33%
Distributor B	13%	13%
Distributor C	12%	13%

17.     SUBSEQUENT EVENT

Share Repurchase Program

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. As of February 23, 2023, approximately $529.6 million remained available for future share repurchases.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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
February 23, 2023

ITEM 9B.     Other Information

None.

ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.
Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not our employees, with regard to their Fortinet-related activities. Our code of business conduct and ethics is available on our website at www.fortinet.com under “Corporate—Investor Relations—Corporate Governance.” We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, which are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.Financial Statement Schedule: Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 22, 2022	3.1

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	February 8, 2023	3.1

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†	Fortinet, Inc. Amended Bonus Plan	Annual Report on Form 10-K (File No. 001-34511)	February 19, 2021	10.8

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

10.17*	Employment Agreement, dated as of January 24, 2018, between Fortinet UK Limited and Patrice Perche

10.18*	Change of Control Severance Agreement, effective as of February 21, 2023, between the Company and Patrice Perche

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in inline XBRL.

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

Date: February 23, 2023
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: February 23, 2023
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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 23, 2023
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 23, 2023
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 23, 2023
Michael Xie

/s/ Kenneth A. Goldman	Director	February 23, 2023
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 23, 2023
Ming Hsieh

/s/ Jean Hu	Director	February 23, 2023
Jean Hu

/s/ William H. Neukom	Director	February 23, 2023
William H. Neukom

/s/ Judith Sim	Director	February 23, 2023
Judith Sim

/s/ Admiral James Stavridis	Director	February 23, 2023
Admiral James Stavridis