Form 10-Q
period 2023-03-31
Fortinet, Inc.
filed 2023-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of May 5, 2023, there were 785,196,153 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, increasing or decreasing interest rates, instability in the global banking system or reduced information technology spending may adversely impact our business.

•We have been, and may in the future be, susceptible to supply chain constraints, supply shortages and disruptions, long or less predictable lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•As a result of supply chain disruptions in recent periods, we increased our purchase order commitments in recent periods and, as a result, may be required to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition.

•The effects of the COVID-19 pandemic, including its ongoing variants, will likely continue to adversely affect our business, for example, through product and component shortages, less predictable product lead times, changes in customer buying-behavior, including changes in service contract purchases , accelerating or delaying purchases, changes in the mix of backlog and the related margins.

•Our real estate investments, including construction or acquisition of new data centers, data center expansions or office buildings could involve significant risks to our business.

•Our billings, revenue, and free cash flow growth may slow or may not continue, and our operating margins may decline.

•Our backlog increased during past quarters and, now that supply chain shortages are lessening to some extent, as we fulfill, ship and bill during a quarter based in part on backlog from sales in earlier quarters, this may increase our aggregate billings and revenue during any particular quarter such that any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue.

•Any weakness in sales productivity could negatively impact our results of operations.

•We are dependent on the continued services and performance of our senior management, as well as our ability to hire, retain and motivate qualified personnel.

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

•A portion of our revenue is generated by sales to government organizations and other customers, which are subject to a number of regulatory requirements, challenges and risks.

•The war in Ukraine, its related macroeconomic effects and our decision to reduce operations in Russia have affected and may continue to affect our business.

•We face intense competition in our market and we may not maintain or improve our competitive position.

•We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at discounts and lead to inventory write-offs.

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

•Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, could seriously harm our competitive position and could negatively affect our financial condition and results of operations. In addition, any additional future impairment of the value of our investment in Linksys Holdings, Inc. (“Linksys”) could negatively affect our financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,304.2	$1,682.9
Short-term investments	548.8	502.6
Marketable equity securities	26.1	25.5
Accounts receivable—net	1,087.2	1,261.7
Inventory	302.7	264.6
Prepaid expenses and other current assets	89.7	73.1
Total current assets	4,358.7	3,810.4
LONG-TERM INVESTMENTS	15.6	45.5
PROPERTY AND EQUIPMENT—NET	917.4	898.5
DEFERRED CONTRACT COSTS	536.9	518.2
DEFERRED TAX ASSETS	649.6	569.4
GOODWILL	127.8	128.0
OTHER INTANGIBLE ASSETS—NET	51.1	56.0
OTHER ASSETS	175.2	202.0
TOTAL ASSETS	$6,832.3	$6,228.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$238.4	$243.4
Accrued liabilities	346.7	266.3
Accrued payroll and compensation	213.4	219.4
Deferred revenue	2,463.3	2,349.3
Total current liabilities	3,261.8	3,078.4
DEFERRED REVENUE	2,417.6	2,291.0
INCOME TAX LIABILITIES	70.5	67.8
LONG-TERM DEBT	990.9	990.4
OTHER LIABILITIES	80.1	82.0
Total liabilities	6,820.9	6,509.6
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 784.4 and 781.5 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,327.4	1,284.2
Accumulated other comprehensive loss	(18.1)	(20.2)
Accumulated deficit	(1,298.7)	(1,546.4)
Total stockholders’ equity (deficit)	11.4	(281.6)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,832.3	$6,228.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUE:
Product	$500.7	$371.0
Service	761.6	583.8
Total revenue	1,262.3	954.8
COST OF REVENUE:
Product	193.6	161.0
Service	114.2	92.8
Total cost of revenue	307.8	253.8
GROSS PROFIT:
Product	307.1	210.0
Service	647.4	491.0
Total gross profit	954.5	701.0
OPERATING EXPENSES:
Research and development	151.1	124.9
Sales and marketing	478.3	387.6
General and administrative	52.8	38.6
Gain on intellectual property matter	(1.2)	(1.1)
Total operating expenses	681.0	550.0
OPERATING INCOME	273.5	151.0
INTEREST INCOME	20.6	1.3
INTEREST EXPENSE	(5.0)	(4.5)
OTHER INCOME (EXPENSE)—NET	2.0	(9.1)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	291.1	138.7
PROVISION FOR (BENEFIT FROM) INCOME TAXES	21.3	(8.1)
LOSS FROM EQUITY METHOD INVESTMENT	(22.1)	(8.5)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	247.7	138.3
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	—	(0.1)
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$247.7	$138.4
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.32	$0.17
Diluted	$0.31	$0.17
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	783.2	803.4
Diluted	793.4	820.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income including non-controlling interests	$247.7	$138.3
Other comprehensive income (loss):
Change in foreign currency translation	(0.8)	(4.5)
Change in unrealized losses on investments	3.8	(9.3)
Less: tax provision (benefit) related to items of other comprehensive income or loss	0.9	(2.1)
Other comprehensive income (loss)	2.1	(11.7)
Comprehensive income including non-controlling interests	249.8	126.6
Less: comprehensive loss attributable to non-controlling interests	—	(1.2)
Comprehensive income attributable to Fortinet, Inc.	$249.8	$127.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$—	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.9	—	(13.1)	—	—	—	(13.1)
Stock-based compensation expense	—	—	56.3	—	—	—	56.3
Net unrealized gain on investments - net of tax	—	—	—	2.9	—	—	2.9
Foreign currency translation adjustment	—	—	—	(0.8)	—	—	(0.8)
Net income	—	—	—	—	247.7	—	247.7
BALANCE—March 31, 2023	784.4	$0.8	$1,327.4	$(18.1)	$(1,298.7)	$—	$11.4

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.7	—	(53.8)	—	—	—	(53.8)
Repurchase and retirement of common stock	(11.4)	—	(17.3)	—	(673.9)	—	(691.2)
Stock-based compensation expense	—	—	53.2	—	—	—	53.2
Net unrealized gain on investments - net of tax	—	—	—	(7.2)	—	—	(7.2)
Foreign currency translation adjustment	—	—	—	(3.4)	—	(1.1)	(4.5)
Net income (loss)	—	—	—	—	138.4	(0.1)	138.3
BALANCE—March 31, 2022	801.3	$0.8	$1,235.7	$(15.4)	$(1,003.4)	$15.5	$233.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$247.7	$138.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	56.3	53.2
Amortization of deferred contract costs	62.5	52.5
Depreciation and amortization	27.5	25.5
Amortization of investment premiums (discounts)	(0.3)	1.7
Loss from equity method investment	22.1	8.5
Other	3.8	8.4
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	171.1	15.4
Inventory	(45.3)	(13.5)
Prepaid expenses and other current assets	(16.0)	(26.0)
Deferred contract costs	(81.2)	(66.6)
Deferred tax assets	(81.1)	(87.6)
Other assets	4.5	(20.6)
Accounts payable	(4.1)	35.5
Accrued liabilities	80.0	68.2
Accrued payroll and compensation	(6.0)	(13.6)
Other liabilities	(4.7)	11.3
Deferred revenue	240.7	205.5
Net cash provided by operating activities	677.5	396.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(207.2)	(385.2)
Sales of investments	—	3.0
Maturities of investments	195.0	459.4
Purchases of property and equipment	(30.3)	(122.6)
Other	0.1	—
Net cash used in investing activities	(42.4)	(45.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(691.2)
Proceeds from issuance of common stock	21.2	11.0
Taxes paid related to net share settlement of equity awards	(34.5)	(64.8)
Other	(0.4)	(1.0)
Net cash used in financing activities	(13.7)	(746.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.1)	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	621.3	(395.6)
CASH AND CASH EQUIVALENTS—Beginning of period	1,682.9	1,319.1
CASH AND CASH EQUIVALENTS—End of period	$2,304.2	$923.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$20.7	$18.8
Operating lease liabilities arising from obtaining right-of-use assets	$4.7	$24.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$6.9	$2.9
Liability for purchase of property and equipment	$18.8	$15.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements for the year ended December 31, 2022.

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

On April 14, 2022, our board of directors approved a five-for-one forward stock split of our common stock (the “Forward Stock Split”), which was conditioned upon obtaining stockholder approval for the Forward Stock Split, and to increase the number of our authorized shares of common stock. On June 17, 2022, at our 2022 Annual Meeting of Stockholders, our stockholders approved the Forward Stock Split and the amendment and restatement of our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 300.0 million to 1.5 billion. The par value of our common stock was not adjusted as a result of the Forward Stock Split. Effective June 22, 2022, we filed our amended and restated certification of incorporation and completed the Forward Stock Split. All share and per share amounts and related equity (deficit) balances presented herein have been retroactively adjusted to reflect the Forward Stock Split.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2023, as compared to the significant accounting policies described in the Form 10-K.

Recently Adopted and Recently Issued Accounting Standards

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Product	$500.7	$371.0
Service:
Security subscription	421.7	312.9
Technical support and other	339.9	270.9
Total service revenue	761.6	583.8
Total revenue	$1,262.3	$954.8

Deferred Revenue

During the three months ended March 31, 2023 and 2022, we recognized $675.9 million and $507.3 million in service revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.91 billion, which was substantially comprised of deferred security subscription, technical support services revenue and unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.49 billion as revenue over the next 12 months and the remainder thereafter.

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. We measure expected credit losses of accounts receivable on a collective (pooled) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income.

The allowance for credit losses was $6.7 million and $3.6 million as of March 31, 2023 and December 31, 2022, respectively. Provisions, write-offs and recoveries were not material during the three months ended March 31, 2023 and 2022.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended March 31, 2023 and 2022 were $62.5 million and $52.5 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-sale Securities

The following tables summarize our available-for-sale securities (in millions):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$209.3	$—	$(2.3)	$207.0
Corporate debt securities	184.3	—	(2.4)	181.9
Commercial paper	165.2	—	(0.1)	165.1
Certificates of deposit and term deposits	5.4	—	—	5.4
Municipal bonds	5.1	—	(0.1)	5.0
Total available-for-sale securities	$569.3	$—	$(4.9)	$564.4

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$198.0	$—	$(4.4)	$193.6
Corporate debt securities	293.0	—	(4.1)	288.9
Commercial paper	26.5	—	(0.1)	26.4
Certificates of deposit and term deposits	34.2	—	—	34.2
Municipal bonds	5.1	—	(0.1)	5.0
Total available-for-sale securities	$556.8	$—	$(8.7)	$548.1

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$13.9	$(0.1)	$148.8	$(2.2)	$162.7	$(2.3)
Corporate debt securities	13.4	(0.1)	161.6	(2.3)	175.0	(2.4)
Commercial paper	165.0	(0.1)	—	—	165.0	(0.1)
Municipal bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$197.3	$(0.4)	$310.4	$(4.5)	$507.7	$(4.9)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$3.9	$(0.1)	$189.8	$(4.3)	$193.7	$(4.4)
Corporate debt securities	90.5	(0.8)	190.0	(3.3)	280.5	(4.1)
Commercial paper	26.4	(0.1)	—	—	26.4	(0.1)
Municipal bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$125.8	$(1.1)	$379.8	$(7.6)	$505.6	$(8.7)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	March 31, 2023	December 31, 2022
Due within one year	$548.8	$502.6
Due within one to three years	15.6	45.5
Total	$564.4	$548.1

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

Marketable Equity Securities

Our marketable equity securities were $26.1 million and $25.5 million as of March 31, 2023 and December 31, 2022. The changes in fair value of our marketable equity securities are recorded in other expense—net on the condensed consolidated statements of income. We recognized a $0.6 million gain and $6.2 million loss during the three months ended March 31, 2023 and 2022, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2023				December 31, 2022
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$396.1	$351.8	$44.3	$—	$268.6	$259.3	$9.3	$—
Corporate debt securities	181.9	—	181.9	—	288.9	—	288.9	—
Commercial paper	320.8	—	320.8	—	115.8	—	115.8	—
Certificates of deposit and term deposits	45.3	—	45.3	—	50.4	—	50.4	—
Money market funds	447.4	447.4	—	—	593.9	593.9	—	—
Municipal bonds	5.0	—	5.0	—	5.0	—	5.0	—
Marketable equity securities	26.1	26.1	—	—	25.5	25.5	—	—
Total	$1,422.6	$825.3	$597.3	$—	$1,348.1	$878.7	$469.4	$—

Reported as:
Cash equivalents	$832.1				$774.5
Marketable equity securities	26.1				25.5
Short-term investments	548.8				502.6
Long-term investments	15.6				45.5
Total	$1,422.6				$1,348.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023 and year ended December 31, 2022.

4.     INVENTORY

Inventory consisted of (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$54.6	$46.3
Work in process	10.9	12.0
Finished goods	237.2	206.3
Inventory	$302.7	$264.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	March 31, 2023	December 31, 2022
Land	$323.6	$310.0
Buildings and improvements	506.3	490.3
Computer equipment and software	230.2	222.7
Leasehold improvements	55.4	53.5
Evaluation units	23.6	19.2
Furniture and fixtures	32.0	31.3
Construction-in-progress	46.9	51.7
Total property and equipment	1,218.0	1,178.7
Less: accumulated depreciation	(300.6)	(280.2)
Property and equipment—net	$917.4	$898.5

Depreciation expense was $22.8 million and $19.1 million during the three months ended March 31, 2023 and 2022, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

During 2021, we invested $160 million in cash for shares of the Series A Preferred Stock of privately held Linksys Holdings, Inc. (“Linksys”), representing a 50.8% ownership interest in the outstanding common stock (on an as-converted basis). Linksys provides router connectivity solutions to the consumer and small business markets.

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $22.1 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. As of March 31, 2023 and December 31, 2022, the investment was included in other assets on our condensed consolidated balance sheets.

In the fourth quarter of 2022, we recorded a non-cash charge of $22.2 million related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in Linksys and our proportionate share of Linksys' financial results included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys. Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an OTTI during the three months ended March 31, 2023. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an additional OTTI has not occurred as of March 31, 2023. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the results and disclosures of Linksys.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     BUSINESS COMBINATIONS

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. On October 3, 2022, we acquired the remaining 25% of equity interests in Alaxala for $13.5 million in cash, and Alaxala became our wholly owned subsidiary. We acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our Core Platform and Enhanced Platform Technology functionality, and over time, to innovate and rebrand certain of Alaxala’s switches to offer a broader suite of secure switches globally.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2022	$128.0
Foreign currency translation adjustments	(0.2)
Balance—March 31, 2023	$127.8

There were no impairments to goodwill during the three months ended March 31, 2023 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$84.8	$53.8	$31.0
Customer relationships	7.1	30.9	15.3	15.6
Trade name	10.0	5.3	0.8	4.5
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.2	$74.1	$51.1

	December 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$85.1	$50.3	$34.8
Customer relationships	7.1	31.0	14.4	16.6
Trade name	10.0	5.3	0.7	4.6
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.6	$69.6	$56.0

Amortization expense was $4.7 million and $6.4 million during the three months ended March 31, 2023 and 2022, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2023 (the remainder of 2023)	$13.4
2024	13.5
2025	8.8
2026	4.3
2027	3.9
Thereafter	7.2
Total	$51.1

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to Fortinet, Inc., by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to Fortinet, Inc. by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units (“RSUs”), stock options and performance stock units (“PSUs”). Dilutive shares of common stock are determined by applying the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income including non-controlling interests	$247.7	$138.3
Net loss attributable to non-controlling interests	—	(0.1)
Net income attributable to Fortinet, Inc.	$247.7	$138.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	783.2	803.4
Diluted shares:
Weighted-average common stock outstanding-basic	783.2	803.4
Effect of potentially dilutive securities:
RSUs	3.6	8.6
Stock options	6.6	8.8
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	793.4	820.8
Net income per share attributable to Fortinet, Inc.:
Basic	$0.32	$0.17
Diluted	$0.31	$0.17

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
RSUs	1.8	0.4
Stock options	2.3	0.9
Total	4.1	1.3

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of March 31, 2023 and December 31, 2022, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2023	December 31, 2022
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				9.1	9.6
Total long-term debt				$990.9	$990.4

As of March 31, 2023 and December 31, 2022, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended March 31, 2023 and 2022, we recorded $4.5 million of total interest expense in relation to these Senior Notes and repaid $8.0 million of interest in cash in each quarter. No interest costs were capitalized for the three months ended March 31, 2023 and 2022, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $867.7 million, including accrued and unpaid interest, as of March 31, 2023. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2023 (in millions):

	Total	2023	Thereafter
Inventory purchase commitments	$1,202.0	$1,135.7	$66.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers, which are non-cancelable. As of March 31, 2023, we had $1.20 billion of open purchase orders with our independent contract manufacturers that consist of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of March 31, 2023, we had $100.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable and an additional $100.7 million, in contractual commitments for operating lease liabilities.

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

Litigation loss contingency accruals associated with outstanding cases were not material as of March 31, 2023 and December 31, 2022.

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

Similar to other security companies and companies in other industries, we have experienced and may experience in the future, cybersecurity threats, malicious activity directed against our information technology infrastructure or unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any existing claims or proceedings related to these types of matters, including any that we believe are likely to have a material adverse effect on our financial position.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of March 31, 2023, there were a total of 53.1 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2022	10.5	$40.94
Granted	3.6	60.16
Forfeited	(0.1)	42.41
Vested	(1.9)	34.86
Balance—March 31, 2023	12.1	$47.59

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2023, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $535.8 million, with a weighted-average remaining vesting period of 3.0 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Shares withheld for taxes	0.7	1.1
Amount withheld for taxes	$34.6	$64.8

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2023	March 31, 2022
Expected term in years	4.4	4.4
Volatility	42.0%	41.0%
Risk-free interest rate	4.2%	1.8%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	13.2	$24.37	3.5	$344.8
Granted	1.1	60.21
Forfeited	—	39.42
Exercised	(1.7)	12.99
Balance—March 31, 2023	12.6	$28.99
Options vested and expected to vest—March 31, 2023	12.6	$28.99	3.8	$472.0
Options exercisable—March 31, 2023	8.3	$19.23	2.9	$390.2

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2023, total compensation expense related to unvested stock options granted to employees but not yet recognized was $73.4 million, with a weighted-average remaining vesting period of 3.0 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average fair value per share granted	$24.24	$22.32
Intrinsic value of options exercised	$72.7	$29.9
Fair value of options vested	$11.7	$10.2

Market/Performance-Based PSUs

We granted market/performance-based PSUs under the Amended Plan to certain of our executives. Based on the achievement of the market/performance-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 200% of the target shares underlying the PSUs based on the percentile ranking of our total stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

The following table summarizes the weighted-average assumptions relating to our PSUs for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Expected term in years	2.7
Volatility	47.5%
Risk-free interest rate	4.6%
Dividend rate	—%

We granted approximately 0.3 million shares of PSU awards with a grant date fair value of $90.96 per share to certain of our executives during the three months ended March 31, 2023. The grant date fair value of these awards is determined using

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a Monte Carlo simulation pricing model. None of these PSU awards were vested or forfeited during the three months ended March 31, 2023.

As of March 31, 2023, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $26.5 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of product revenue	$0.4	$0.4
Cost of service revenue	5.1	4.5
Research and development	17.0	15.1
Sales and marketing	26.3	26.7
General and administrative	8.2	7.2
Total stock-based compensation expense	$57.0	$53.9

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
RSUs	$49.1	$48.3
Stock options	6.7	5.6
PSUs	$1.2	$—
Total stock-based compensation expense	$57.0	$53.9

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Income tax benefit associated with stock-based compensation	$12.6	$11.8

Share Repurchase Program

In February 2023, our board of directors approved an extension of the Repurchase Program originally approved by our board of directors in January 2016 to February 29, 2024. Under the Repurchase Program, the aggregate amount authorized to repurchase our outstanding common stock was $5.25 billion. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 16, Subsequent Events, for information regarding the approved $1.0 billion increase in the authorized stock repurchase under the Repurchase Program in April 2023.

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2023. As of March 31, 2023, $529.6 million remained available for future share repurchases under the Repurchase Program.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    INCOME TAXES

Our effective tax rate was 7% for the three months ended March 31, 2023, compared to an effective tax rate of negative 6% for the same period last year. The tax rates for the three months ended March 31, 2023 and 2022 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $85.8 million and $38.5 million, respectively. The tax rate for the three months ended March 31, 2023 was impacted by a tax benefit of $38.2 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $26.3 million. The tax rate for the three months ended March 31, 2022 was impacted by a tax benefit of $14.4 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $32.2 million.

As of March 31, 2023 and December 31, 2022, unrecognized tax benefits were $70.4 million and $67.4 million, respectively. If recognized, $61.2 million of the unrecognized tax benefits as of March 31, 2023 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of both March 31, 2023 and December 31, 2022, accrued interest and penalties totaled $9.3 million. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $15.2 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 that, among other changes, provides for changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022, if any. We considered the applicable tax law changes, and there is no impact to our tax provision for the three months ended March 31, 2023. We will continue to evaluate the impact of these tax law changes on future periods.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2023 and 2022 were $4.4 million and $3.4 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2023	March 31, 2022
Americas:
United States	$384.1	$285.8
Other Americas	139.4	96.8
Total Americas	523.5	382.6
Europe, Middle East and Africa (“EMEA”)	478.2	346.0
Asia Pacific (“APAC”)	260.6	226.2
Total revenue	$1,262.3	$954.8

Property and Equipment—net	March 31, 2023	December 31, 2022
Americas:
United States	$660.4	$638.1
Canada	203.0	204.4
Latin America	1.0	1.1
Total Americas	864.4	843.6
EMEA	35.4	35.9
APAC	17.6	19.0
Total property and equipment—net	$917.4	$898.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2023	March 31, 2022
Distributor A	28%	29%
Distributor B	14%	13%
Distributor C	14%	14%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2023	December 31, 2022
Distributor A	28%	32%
Distributor B	14%	12%
Distributor C	12%	13%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     SUBSEQUENT EVENTS

Share Repurchase Program

In April 2023, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.25 billion of our outstanding common stock through February 29, 2024. As of May 8, 2023, approximately $1.53 billion remained available for future share repurchases.

Real property purchase

In April 2023, we purchased real property in Plano, Texas, totaling approximately 43,400 square feet, for $19.3 million in cash.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•supply chain constraints, component availability and other factors affecting our manufacturing capacity, delivery, cost and inventory management, as well as improving supply chain dynamics;

•increasing or decreasing inflation or stagflation, and rising interest rates in many geographies and changes in currency exchange rates and currency regulations;

•the duration and impact of the COVID-19 pandemic, including various COVID-19 variants and “return to office” plans;

•continued growth and market share gains;

•variability in sales in certain product and service categories from year to year and between quarters;

•expected impact of sales from certain products and services;

•instability in the global banking system;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including public health issues, wars and natural disasters;

•real estate investments and expansions of current properties;

•government regulation, tariffs and other policies;

•drivers of long-term growth and operating leverage, such as pricing of our products and services, sales productivity and capacity, functionality and value in our service offerings;

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

•forecasts of future demand and targeted inventory levels;

•the effect of backlog from prior quarters, including its effect on growth of in-quarter billings and revenue;

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

•expectations that our operating expenses will increase in absolute dollars during 2023;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units and performance stock units versus stock options granted;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, and the impact of interpretations of or changes to tax laws;

•expectations regarding spending related to real estate acquisitions and development, data center investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

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

Business Overview

Fortinet is a global leader in cybersecurity and secure networking solutions. Our mission is to secure people, devices and data everywhere. We deliver cybersecurity everywhere our customers need it with an integrated portfolio of over 50 enterprise-grade products. As of March 31, 2023, over half a million customers, including enterprises, communication service providers and security service providers, government organizations and small and medium-sized businesses, trusted our solutions.

Our product offerings are designed to converge networking and security into a single solution, consolidate point products into an integrated platform and deliver operational-technology (“OT”) aware features to secure OT environments. This allows customers to realize automated protection, detection and response along with consolidated visibility across both Fortinet-developed solutions and a broad ecosystem of over 500 third-party solutions and technologies. As a U.S.-based company, over 80% of Fortinet’s research and development is based in North America, with a global footprint of support and centers of excellence across time zones from North America to Europe to Asia. We held 1,285 U.S. and foreign-issued patents as of March 31, 2023, a testament to our dedication to organic innovation that delivers leading cybersecurity and networking solutions.

As a cybersecurity leader, Fortinet believes it is our duty to help make the world a safer and more sustainable place. That is why, beyond our commitment to cybersecurity and networking technology innovation, we strive to:

•Reduce the environmental footprint of our technology with a commitment to ensure each generation of our products consumes less energy;

•Eliminate the global cyber skills shortage by maintaining one of the largest and broadest training programs in the industry; and

•Foster cooperation against cybercrime through partnerships that help shape the future of cyber threat mitigation and by sharing actionable threat intelligence between public and private organizations.

The focus areas of our business consist of:

•Secure Networking

•Cybersecurity Platform

•OT Security

Secure Networking—Our Secure Networking solutions enable the convergence of networking and security by integrating multiple markets and use cases into a single operating system: the Fortinet Operating System (“FortiOS”). It can be delivered to customers through an application-specific integrated circuit (“ASIC”) accelerated hardware appliance, virtual machine, as-a-Service, cloud native and container. When delivered via our appliances, functionality is accelerated with the use of our proprietary ASIC technology, which consists of three processors. First, a seventh generation network processor, FortiNP7, accelerates the processing of firewall traffic and offloads this function from the central processing unit (“CPU”). Second, a ninth generation content processor, FortiCP9, helps the CPU with deep packet inspection functions such as intrusion prevention and antivirus. Multiple CPUs, NP7s and CP9s can be placed in larger firewalls to provide more scale. Third, the CPU, network processor and content processor functions are all brought together in a single ASIC, our fifth generation Security Processor, FortiSP5. These proprietary ASICs, along with off the shelf CPU and ASICs, allow our systems to scale from the smallest branch to a hyperscale cloud and run multiple applications at higher performance and lower power consumption.

The following markets and use cases are supported by the FortiOS converged operating system:

•Network Firewall, including Hybrid Mesh Firewall

•Software-Defined Wide Area Network (“SD-WAN”)

•Local Area Network/Wireless Local Area Network (Wi-Fi and Switch)

•Secure Access Service Edge

•Universal Zero Trust Network Access

•Encryption Applications (SSL Inspection, Virtual Private Network and IPsec Connectivity)

Cybersecurity Platform—Many enterprises are looking to consolidate point products into a cybersecurity platform to improve the efficiency and efficacy of their security. This platform approach is also known as a Cybersecurity Mesh Security Architecture or a Security Fabric. Fortinet builds its security products with automation and integration in mind to support customers in building a cybersecurity platform. The major cybersecurity markets of our business include:

•Endpoint Protection Platforms

•Next-Generation Firewall

•Secure Web Gateway

•Identity and Access Management

•Cloud Access Security Broker

•Security Information and Event Management

•Security Orchestration and Automated Response

•Secure Email Gateway

•Web Application Firewalls

•Network Detection and Response

•External Attack Surface Monitoring

•Intrusion Prevention Systems (“IPS”)

•Network Access and Control

To support our broad portfolio of cybersecurity products, we deliver the following Threat Intelligence Services:

•Content Security, including Antivirus, In-Line Sandboxing and Credential Stuffing

•Web Security, including URL Filtering, DNS Security and IP Reputation

•Device Security, including IPS, OT Security, Internet of Things (“IoT”) Security and Botnet protection

•Application Security, including Anti-Spam and Web Application protection

•Security Operations Center Services, including Outbreak Protection, Attack Service Monitoring, Threat Hunting, Indicators of Compromise, MITRE ATT&CK and Incident Response

Operational Technology Security—OT uses hardware and software to detect or cause a change through the direct monitoring and/or control of industrial equipment, assets, processes and events. The security of such environments is sometimes described as Cyber-Physical Systems. The increased connectivity of OT environments and the need for supply chain access has increased the risk across OT industries such as manufacturing, energy, utilities, medical, transport, and critical infrastructure. While the basic concepts of Secure Networking and Cybersecurity Platform apply, OT systems are very different from a traditional information technology system. To secure OT environments, Fortinet delivers the following products and services:

•Secure Network and Connectivity

•Secure Remote Access

•OT-Specific InfoSec Tools

•OT-Specific Threat Intelligence

•Integration with third-party OT solutions

Financial Highlights

•Total revenue was $1.26 billion during the three months ended March 31, 2023, an increase of 32%, compared to $954.8 million in the same period last year. Product revenue was $500.7 million during the three months ended March 31, 2023, an increase of 35%, compared to $371.0 million in the same period last year. Service revenue was $761.6 million during the three months ended March 31, 2023, an increase of 30%, compared to $583.8 million in the same period last year.

•Total gross profit was $954.5 million during the three months ended March 31, 2023, an increase of 36%, compared to $701.0 million in the same period last year.

•Operating income was $273.5 million during the three months ended March 31, 2023, an increase of 81% compared to $151.0 million in the same period last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $2.89 billion as of March 31, 2023.

•Deferred revenue was $4.88 billion as of March 31, 2023, an increase of $240.6 million, or 5%, compared to $4.64 billion as of December 31, 2022 and an increase of $1.22 billion, or 33%, compared to $3.66 billion as of March 31, 2022. Deferred revenue was $3.66 billion as of March 31, 2022, an increase of $205.0 million, or 6%, compared to

$3.45 billion as of December 31, 2021 and an increase of $912.3 million, or 33%, compared to $2.75 billion as of March 31, 2021.

•Short-term deferred revenue was $2.46 billion as of March 31, 2023, an increase of $114.0 million, or 5%, compared to $2.35 billion as of December 31, 2022 and an increase of $570.0 million, or 30%, compared to $1.89 billion as of March 31, 2022. Short-term deferred revenue was $1.89 billion as of March 31, 2022, as increase of $115.9 million, or 7%, compared to $1.78 billion as of December 31, 2021 and an increase of $428.2 million, or 29%, compared to $1.47 billion as of March 31, 2021.

•We generated cash flows from operating activities of $677.5 million during the three months ended March 31, 2023, an increase of $281.4 million, or 71%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended March 31, 2023, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 38% and 21% of our total revenue, respectively, and increased 37%, 38% and 15% compared to the same period last year, respectively.

Our revenue growth was driven by strong product revenue performance. Product revenue grew 35% during the three months ended March 31, 2023, compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain pricing actions, improving supply chain dynamics and changes in our backlog balance. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products. In addition, our product revenue growth was driven by a strong demand for the wide range of operating system capabilities embedded in our Core Platform products, including Secure SD-WAN and OT solutions. Service revenue growth of 30% during the three months ended March 31, 2023, compared to the same period last year, was primarily driven by the strength of our FortiGuard and other security subscription revenue, which grew 35%.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2023, approximately 50% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue benefited from the favorable impact of foreign currency fluctuations and decreased 3.7 percentage points during the three months ended March 31, 2023, compared to the same period last year. Headcount increased to 13,202 employees and contractors as of March 31, 2023, a 5% increase compared to 12,595 as of December 31, 2022.

Impact of Macroeconomic Developments and COVID-19 Pandemic Update

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance.

We continue to monitor and respond to developments relating to the COVID-19 pandemic. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as: supply chain challenges, including chip and other component shortages; increased commitments with certain suppliers; increased costs for certain chips, other components and shipping; and insufficient inventory to promptly meet all demand for all products.

In response to the COVID-19 pandemic, we undertook a number of actions to protect our employees, including restricting travel and directing many of our employees to work from home. In certain geographies, we have transitioned back to an in-person working mode, allowing increasing numbers of employees to work from our offices with reasonable precautions and, in all cases, subject to abiding by local legal restrictions. As certain country’s restrictions have eased, during the first quarter of 2023 we saw an increase in expenses related to travel and marketing events as compared to the same period last year.

Our days sales outstanding increased to 78 days in the first quarter of 2023, compared to 75 days in the same period last year, primarily due to the sales linearity. The accounts receivable allowance for credit losses was $6.7 million as of March 31, 2023, an increase of $3.1 million compared to $3.6 million as of December 31, 2022, primarily due to an increase in past due invoices over 60 and 90 days.

Worsening economic conditions and impacts from the COVID-19 pandemic may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of economic conditions and the COVID-19 pandemic on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of worsening economic conditions and the COVID-19 pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to certain large enterprise customers, large service providers and major systems integrators. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of Core Platform products as well as Enhanced Platform Technology products, depending on the end-customer’s size and security requirements.

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

We also offer our products hosted in our own data centers and through co-locations and major cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangements at cloud providers or at private clouds. In a BYOL arrangement, a customer purchases a software license through our channel partners and deploys the software in a cloud provider’s environment, in third-party clouds or in their private cloud.

Key Metrics

We monitor several key metrics, including the key financial metrics set forth below, to evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, deferred revenue, billings (non-GAAP), net cash provided by operating activities, and free cash flow (non-GAAP). We discuss revenue below under “Results of Operations,” and we discuss net cash provided by operating activities below under “—Liquidity and Capital Resources.” Deferred revenue, billings (non-GAAP), and free cash flow (non-GAAP) are discussed immediately below the following table:

	Three Months Ended Or As Of
	March 31, 2023	March 31, 2022
	(in millions)
Revenue	$1,262.3	$954.8
Deferred revenue	$4,880.9	$3,657.9
Billings (non-GAAP)	$1,502.9	$1,159.8
Net cash provided by operating activities	$677.5	$396.1
Free cash flow (non-GAAP)	$647.2	$273.5

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscription and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $4.88 billion as of March 31, 2023, an increase of $240.6 million, or 5%, from December 31, 2022. Short term deferred revenue was $2.46 billion as of March 31, 2023, an increase of $114.0 million, or 5%, from December 31, 2022.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business.

There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare technical support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.50 billion for the three months ended March 31, 2023, an increase of 30% compared to $1.16 billion in the same period last year.

Our backlog increased during past quarters and, now that supply chain shortages are lessening to some extent, as we fulfill, ship and bill during a quarter based in part on backlog from sales in earlier quarters, this may increase our aggregate billings and revenue during any particular quarter such that any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Billings:
Revenue	$1,262.3	$954.8
Add: Change in deferred revenue	240.6	205.0
Total billings (non-GAAP)	$1,502.9	$1,159.8

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

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$677.5	$396.1
Less: Purchases of property and equipment	(30.3)	(122.6)
Free cash flow (non-GAAP)	$647.2	$273.5
Net cash used in investing activities	$(42.4)	$(45.4)
Net cash used in financing activities	$(13.7)	$(746.0)

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

There were no material changes to our critical accounting policies and estimates as of and for the three ended March 31, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$500.7	40%	$371.0	39%	$129.7	35%
Service	761.6	60	583.8	61	177.8	30
Total revenue	$1,262.3	100%	$954.8	100%	$307.5	32%
Revenue by geography:
Americas	$523.5	41%	$382.6	40%	$140.9	37%
EMEA	478.2	38	346.0	36	132.2	38
APAC	260.6	21	226.2	24	34.4	15
Total revenue	$1,262.3	100%	$954.8	100%	$307.5	32%

Total revenue increased $307.5 million, or 32%, during the three months ended March 31, 2023 compared to the same period last year. We continued to experience significant organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and EMEA contributing the largest portion of the increase on a percentage basis.

Product revenue increased $129.7 million, or 35%, during the three months ended March 31, 2023 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain pricing actions, improving supply chain dynamics and changes in the backlog balance. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products. In addition, our product revenue growth was driven by a strong demand for the wide range of operating system capabilities embedded in our Core Platform products, including Secure SD-WAN and OT solutions.

Service revenue increased $177.8 million, or 30%, during the three months ended March 31, 2023 compared to the same period last year. FortiGuard and other security subscription revenue increased $108.8 million, or 35%, and FortiCare technical support and other services revenue increased $69.0 million, or 25%, during the three months ended March 31, 2023 compared to the same period last year. The increases were primarily due to pricing actions in prior periods and the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments as well as FortiCare technical support and other services. FortiGuard outpaced FortiCare’s growth due to expansion of security subscription service offerings and FortiCare was impacted by decelerating service revenue contribution of Alaxala.

Of the service revenue recognized during the three months ended March 31, 2023 and 2022, 89% and 87% were included in the deferred revenue balance as of December 31, 2022 and 2021, respectively. We expect service revenue growth will continue to benefit from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, pricing actions, supply chain constraints, customers taking longer to buy their service, or other reasons.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$193.6	$161.0	$32.6	20%
Service	114.2	92.8	21.4	23
Total cost of revenue	$307.8	$253.8	$54.0	21%
Gross margin (%):
Product	61.3%	56.6%
Service	85.0	84.1
Total gross margin	75.6%	73.4%

Total gross margin increased 2.2 percentage points during the three months ended March 31, 2023 compared to the same period last year, primarily driven by increased product gross margin and increased service gross margin. Revenue mix shifted 0.8 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased 4.7 percentage points during the three months ended March 31, 2023 compared to the same period last year. The increase in product margin was primarily driven by higher average selling prices, improved discounting, lower freight costs, expedite fees and other product costs and partially offset by higher inventory related cost. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased 0.9 percentage points during the three months ended March 31, 2023 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The increase in service gross margin was primarily driven by pricing actions in earlier periods and the favorable impact of foreign currency fluctuations, partially offset by our data center and points-of-presence expansion and increased labor cost.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2023		March 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$151.1	12%	$124.9	13%	$26.2	21%
Sales and marketing	478.3	38	387.6	41	90.7	23
General and administrative	52.8	4	38.6	4	14.2	37
Gain on IP matter	(1.2)	—	(1.1)	—	(0.1)	9
Total operating expenses	$681.0	54%	$550.0	58%	$131.0	24%

Research and development

Research and development expense increased $26.2 million, or 21%, during the three months ended March 31, 2023 compared to the same period last year, primarily due to a $19.6 million increase in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred an increase of $5.4 million of product development costs, such as third-party testing and prototypes, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars during the remainder of 2023.

Sales and marketing

Sales and marketing expense increased $90.7 million, or 23%, during the three months ended March 31, 2023 compared to the same period last year, primarily due to a $66.8 million increase in personnel-related costs as we increased our sales capacity. The increase in headcount is expected to help drive global market revenue increases. In addition, we incurred increases in travel expense of $8.3 million, marketing-related expense of $8.0 million and depreciation and other occupancy expense of $4.9 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars during the remainder of 2023.

General and administrative

General and administrative expense increased $14.2 million, or 37%, during the three months ended March 31, 2023 compared to the same period last year, primarily due to an increase of $5.4 million in legal and other professional service fees, $4.3 million in personnel-related costs and an increase of $2.9 million in provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2023.

Operating income and margin

We generated operating income of $273.5 million during the three months ended March 31, 2023, an increase of $122.5 million, or 81%, compared to $151.0 million in the same period last year. Operating income as a percentage of revenue was 21.7% during the three months ended March 31, 2023, compared to 15.8% in the same period last year. The increase in operating margin primarily benefits from 2.2 percentage points increase in gross margin, 2.7 percentage points and 1.1 percentage points decreases in sales and marketing expense and research and development expense as a percentage of revenue, respectively.

Interest income, interest expense and other income (expense)—net

	Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
	(in millions, except percentages)
Interest income	$20.6	$1.3	$19.3	1,485%
Interest expense	$(5.0)	$(4.5)	$(0.5)	11%
Other income (expense)—net	$2.0	$(9.1)	$11.1	(122)%

Interest income increased $19.3 million during the three months ended March 31, 2023 compared to the same period last year, as a result of higher interest rates. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended March 31, 2023 compared to the same period last year. The $11.1 million increase in Other income (expense)—net during the three months ended March 31, 2023 compared to the same period last year, was primarily due to an increase of $6.8 million gain on marketable equity securities and a $4.9 million increase in foreign currency exchange gains.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	March 31, 2023	March 31, 2022
	(in millions, except percentages)
Provision for (benefit from) income taxes	$21.3	$(8.1)	$29.4	(363)%
Effective tax rate (%)	7%	(6)%

Our effective tax rate was 7% for the three months ended March 31, 2023 compared to an effective tax rate of negative 6% for the same period last year. The provision for income taxes for the three months ended March 31, 2023 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $85.8 million, which were favorably affected by a tax benefit of $38.2 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $26.3 million.

The benefit from income taxes for the three months ended March 31, 2022 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $38.5 million, more than offset by a tax benefit of $14.4 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $32.2 million.

Loss from Equity Method Investment

	Three Months Ended		Change	% Change
	March 31, 2023	March 31, 2022

	(in millions, except percentages)
Loss from equity method investment	$(22.1)	$(8.5)	$(13.6)	160%

Loss from equity method investment increased by $13.6 million during the three months ended March 31, 2023 compared to the same period last year, due to the increase in our proportionate share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences.

Liquidity and Capital Resources

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$2,304.2	$1,682.9
Short-term and long-term investments	564.4	548.1
Marketable equity securities	26.1	25.5
Total cash, cash equivalents, investments and marketable equity securities	$2,894.7	$2,256.5
Working capital	$1,096.9	$732.0

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Net cash provided by operating activities	$677.5	$396.1
Net cash used in investing activities	(42.4)	(45.4)
Net cash used in financing activities	(13.7)	(746.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	$621.3	$(395.6)

Liquidity and capital resources are primarily impacted by our operating activities, as well as payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures, proceeds from the issuance of common stock and cash used for stock repurchases.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and interest rates, economic strength, supply chain capacity and disruptions, international conflicts, including the war in Ukraine, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. Under the Repurchase Program, the aggregate amount authorized to repurchase our outstanding common stock was $5.25 billion. There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2023. In April 2023, our board of directors approved a $1.00 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.25 billion through February 29, 2024. As of May 8, 2023, approximately $1.53 billion remained available for future share repurchases.

We expect to continue to increase our data center, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $400 million and $450 million in 2023.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 10, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of March 31, 2023, the long-term debt, net of unamortized discount and debt issuance costs, was $990.9 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. These purchase commitments as of March 31, 2023 totaled $1.20 billion, a decrease of $133.0 million compared to $1.34 billion as of December 31, 2022 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages. Our agreements secured supply and pricing for certain product components commitments with contract manufacturers to meet customer demand and to address extended lead times. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2023, we had $100.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, our cash, cash equivalents, short-term and long-term investments of $2.87 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities and municipal bonds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $206.7 million as of March 31, 2023 and $218.1 million as of December 31, 2022.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash tax payments and macroeconomic impacts such as rising inflation and interest rates; the war in Ukraine; instability in the global banking system and the COVID-19 pandemic. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our operating activities during the three months ended March 31, 2023 provided cash flows of $677.5 million, an increase of $281.4 million compared to the same period last year, as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase of $240.7 million in our deferred revenue during the three months ended March 31, 2023.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease-versus-ownership decision related to warehouse, office or data space, we have considered various factors including financial metrics, expected long-term growth rates and changes in asset values. In certain cases, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the three months ended March 31, 2023, cash used in investing activities was $42.4 million, driven by $30.3 million of purchases of property and equipment and $12.2 million spent for purchases of investment, net of maturities and sales of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the three months ended March 31, 2023, cash used in financing activities was $13.7 million, primarily driven by $13.3 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2023 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, tensions between China and Taiwan, the COVID-19 pandemic or other factors;

•sales productivity and our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers, including customer demand for platform solutions like ours versus point solutions;

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

•inventory management, including future inventory purchase order commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase order commitments and lead to price decreases;

•based on supply chain shortages, including component and other shortages, our backlog increased during past quarters and, now that supply chain shortages are lessening to some extent, as we fulfill, ship and bill during a quarter based in part on backlog from sales in earlier quarters, this may increase our aggregate billings and revenue during any particular quarter such that any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the effects of our reduction of operations in Russia;

•the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as increased inflation or possible stagflation in certain geographies, increasing or decreasing interest rates, the war in Ukraine and other factors;

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

•investors’ expectations of our performance relating to environmental, social and governance (“ESG”) and commitment to carbon neutrality;

•certain customer agreements which contain service-level agreements, under which we guarantee specified availability of our platform and solutions;

•data security requirements that may be inconsistently enforced in certain jurisdictions;

•impairments as a result of certain events or changes in circumstances;

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

•the effectiveness of our sales organization, generally or in a particular geographic region, including the time it takes to hire sales personnel, the timing of hiring and our ability to hire and retain effective sales personnel, as well as our efforts to align our sales capacity and market demand;

•sales productivity and sales execution risk related to effectively selling to all segments of the market, including enterprise and small- and medium-sized businesses, government organizations and service providers, and to selling our broad security product and services portfolio, including, among other execution risks, risks associated with the complexity and distraction in selling to all segments, increased competition and unpredictability of timing to close larger enterprise and large organization deals, and the risk that our sales representatives do not effectively sell products and services;

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

•the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors, price decreases or changes in our registration policies, or the acceleration of orders in response to our announced or expected price list increases;

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

•our ability to obtain and maintain permits, clearances and certifications that are applicable to our ability to conduct business with the U.S. federal government, other international and local governments and other industries and sectors;

•litigation, litigation fees and costs, settlements, judgments and other equitable and legal relief granted related to litigation;

•the impact of cloud-based security solutions on our billings, revenue, operating margins and free cash flow;

•decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles;

•our ability to both increase revenue and manage and control operating expenses in order to maintain or improve our operating margins;

•changes in customer renewal rates or attach rates for our services;

•changes in the timing of our billings, collection for our contracts or the contractual term of service sold;

•changes in our estimated annual effective tax rates and the tax treatment of research and development expenses and the related impact of cash from operations;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine and tensions between China and Taiwan, and any disruption or negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

•general economic conditions, both in domestic and foreign markets;

•future accounting pronouncements or changes in our accounting policies as well as the significant costs that may be incurred to adopt and comply with these new pronouncements;

•possible impairments or acceleration of depreciation of our existing real estate due to our current real estate investments and future acquisition and development plans; and

•legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports and the environment.

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

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, increasing or decreasing interest rates, reduced information technology spending or any economic downturn or recession, may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, increasing or decreasing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of the COVID-19 pandemic and the impact of the war in Ukraine each could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

The existence of inflation in certain economies has resulted in, and may continue to result in, increasing or decreasing interest rates and capital costs, increased component or shipping costs, increased costs of labor, weakening exchange rates and other similar effects. Although we take measures to mitigate risks such as those associated with inflation, the mitigating measures may not be effective or their impact may not offset the increased cost of inflation in a timely manner. Inflation, an economic downturn, a recession and any other economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

The COVID-19 pandemic, including its ongoing variants, may adversely affect our business, for example, through product and component shortages.

The COVID-19 pandemic, including its ongoing variants, has negatively impacted the global economy, disrupted global supply chains, reduced demand for certain solutions and created significant volatility in, and disruption of, global markets. The extent of the future impact of the COVID-19 pandemic on our operational and financial performance is unpredictable, adds uncertainty to our business and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on, and disruptions of business, supply chain and world economies, all of which are uncertain and difficult to predict. There is a worldwide shortage of various components, impacting many industries, caused in-part by the COVID-19 pandemic. While we saw improvements in the first quarter of fiscal 2023, we continue to experience ongoing product and component shortages, which have resulted in, and which we expect will continue to result in, extended lead times of certain products and significant disruption to our production schedule and predictability. In fact, certain of our contract manufacturers and component suppliers have de-committed from their scheduled delivery dates and product and component delivery commitments. We also have experienced and expect to continue to experience increased component costs, which have negatively impacted our gross margins. An extended period of global supply chain disruption, demand reduction and economic slowdown would materially negatively affect our overall business and our operating results, including billings, revenue, gross margins, operating margins, cash flows and other operating results. If the effects of the COVID-19 pandemic continue to limit the availability of our products, either by limiting components available, the actual manufacture and assembly or by limiting or restricting shipping of components and products, this could continue to result in increased product backlog, and result in lower billings, lower revenue and decreased profitability, and would negatively impact, and may materially negatively impact, our operating results and business. In addition, we may face personnel-related risks as certain departments and locations continue to transition back to an in-person working model, including that “return to office” plans may be viewed negatively by employees and lead to attrition and difficulty in hiring.

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

Our real estate investments, including construction or acquisition of new data centers, data center expansions or office buildings, could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may expand existing data centers, lease new facilities or acquire suitable land, with or without structures, to build new data centers or office buildings. These projects expose us to risks which could have an adverse effect on our results of operations and financial condition. The current global supply chain and inflation issues have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

•construction delays;

•lack of availability and delays for data center equipment, including items such as generators and switchgear;

•unexpected budget changes;

•increased prices for and delays in obtaining building supplies, raw materials and data center equipment;

•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties, including interruptions in work due to the ongoing COVID-19 pandemic;

•unanticipated environmental issues and geological problems;

•delays related to permitting and approvals to open from public agencies and utility companies;

•unexpected lack of power access;

•investor expectations regarding ESG;

•delays in site readiness leading to our failure to meet commitments made to customers; and

•unanticipated customer requirements that would necessitate alternative data center design, making our sites less desirable or leading to increased costs in order to make necessary modifications or retrofits.

All construction-related projects require us to carefully select and rely on the experience of one or more designers, general contractors and associated subcontractors during the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

We have broad insurance programs covering our properties and operating activities with limits of liability, deductibles and self-insured retentions that we believe are comparable to similarly situated companies. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we could sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties or losses in excess of applicable coverage. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. Such events could materially and adversely affect our financial condition and results of operations.

Additionally, under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a customer’s lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner’s ability to borrow using that real property as collateral. Any environmental issues related to our real estate activities could materially and adversely affect our financial condition and results of operations.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, increased competition, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, rising interest rates, the war in Ukraine, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain profitability in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 28% of our total net accounts receivable as of March 31, 2023.

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

Six distributor customers accounted for 66% of our total net accounts receivable in the aggregate as of March 31, 2023. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

•disruption in manufacturing or shipping based on power outages, system failures, labor disputes or constraints, excessive demand, natural disasters or widespread public health problems including pandemics and epidemics;

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of Core Platform appliances or our Enhanced Platform Technology products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue ratably over the term of the service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

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

As of March 31, 2023, we had an aggregate of $990.9 million of indebtedness outstanding under our senior notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks;

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

•instability in the global banking system;

•greater difficulty in enforcing contracts and accounts receivable collection, including longer collection periods;

•longer sales processes for larger deals;

•changes in regulatory requirements;

•difficulties and costs of staffing and managing foreign operations;

•the uncertainty of protection for Intellectual Property (“IP”) rights in some countries;

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

An important part of our growth strategy is to increase sales of our products to large- and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large- and medium-sized businesses, our sales volume varies by quarter and there is a risk as to our level of success selling to these target customers. Such sales involve unique sales skillsets, processes and structures, are often more complex and feature a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers and MSSPs, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

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

In addition, in light of macroeconomic trends, we may face excess sales capacity and a decline in productivity in our sales organization. If we are not able to align our sales capacity and market demand, or the productivity of our sales organization decreases, our operating results and financial condition could be harmed.

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

Some of our sales are to government organizations, which subjects us to a number of regulatory requirements, challenges and risks.

Sales to U.S. and foreign federal, state and local government organizations are subject to a number of risks. Because of public sector budgetary cycles and laws or regulations governing public procurements, such sales often require significant upfront time and expense without any assurance of winning a sale.

Government demand, sales and payment for our products and services may be negatively impacted by numerous factors and requirements unique to selling to government agencies, such as:

•policies, laws and regulations have in the past, and may in the future, require us to obtain and maintain certain security and other certifications in order to sell our products and services into certain government organizations, and such certifications may be costly and time-consuming to obtain and maintain;

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

In addition, if we do not have certain certifications, this may restrict our ability to sell to certain government customers until we have obtained certain certifications and we may not obtain the certifications in a timely manner or at all.

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

Finally, some governments, including the U.S. federal government, may require certain products to be manufactured in, and services to be provided from, certain identified countries which may be high-cost locations. We may not manufacture all products or provide all services in locations that meet such requirements and consequently our products and services may not be eligible for certain government purchases.

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

Managing inventory of our products and product components is complex. We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at discounts and lead to write-offs.

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. Furthermore, the time required to source components including chips and other components, and manufacture or ship certain products has increased, and so we expect inventory shortfalls to continue and costs to manufacture and ship on-time to continue to increase. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted.

In response to component shortages in recent quarters, we increased our purchase order commitments. Our suppliers may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition.

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

If our new products, services and enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to develop internally and acquire new products and services and enhance versions of our existing products and services in order to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or service, or an enhanced version of an existing product or service, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products or services, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new products, services or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•delays in releasing our new products, services or enhancements to the market;

•failure to accurately predict market demand in terms of product and service functionality and to supply products and services that meet this demand in a timely fashion;

•failure to have the appropriate research and development expertise and focus to make our top strategic products and services successful;

•failure of our sales force and partners to focus on selling new products and services;

•inability to interoperate effectively with the networks or applications of our prospective end-customers;

•inability to protect against new types of attacks or techniques used by hackers;

•actual or perceived defects, vulnerabilities, errors or failures;

•negative publicity about their performance or effectiveness;

•introduction or anticipated introduction of competing products and services by our competitors;

•poor business conditions for our end-customers, causing them to delay IT purchases;

•changes to the regulatory requirements around security; and

•reluctance of customers to purchase products or services incorporating open source software.

If our new products, services or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product, service or enhancement.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 89% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

Our proprietary application-specific integrated circuits (“ASIC”), which are key to the performance of our appliances, are built by contract manufacturers including Renesas and Toshiba America. These contract manufacturers use foundries operated by TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer inventory shortages of our ASIC as well as increased costs. In addition to our proprietary ASIC, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages, long or uncertain lead times for components, and supply changes, each of which could disrupt or delay our scheduled product deliveries to our customers, result in inventory shortage, cause loss of sales and customers or increase component costs resulting in lower gross margins and free cash flow.

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. For example, the global chip shortage caused by the COVID-19 pandemic and other factors affecting manufacturing continues to affect the manufacturing capacity of us and our contract manufacturers. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

Although we have increased our purchase order commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if actual demand does not directly match with our demand forecasts, due to our purchase order commitments, we could be required to accept or pay for components and finished goods. This may result in us discounting our products or excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins. Our reliance on a limited number of suppliers involves several additional risks, including:

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

We offer retroactive price protection to certain of our major North America distributors, and if we fail to balance their inventory with end-customer demand for our products, our allowance for price protection may be inadequate, which could adversely affect our results of operations.

We provide certain of our major North America distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, certain North America distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of certain of our major North America distributors’ inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

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

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. There can be no assurance, however, that such posts will be sufficiently timely or complete or those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to certain other companies in other industries because we are a security company. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers, may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

Moreover, business models based on a subscription software as a service (“SaaS”) cloud-based services have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based products and services and will continue to do so, most of our platform is currently deployed on premise, and therefore, if customers demand that our platform be provided through a subscription SaaS business model, we would be required to make additional investments in our infrastructure and personnel to be able to more fully provide our platform through a subscription SaaS model in order to maintain the competitiveness of our platform. Such investments may involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams. These risks are compounded by the uncertainty concerning the future success of any of our particular subscription SaaS business models and the future demand for our subscription SaaS models by customers. Additionally, if we are unable to meet the demand to provide our services through a subscription SaaS model, we may lose customers to competitors.

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

Our ability to sell our products is dependent on our quality control processes and the quality of our technical support services, and our failure to offer high-quality technical support services could have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end-customers’ networks, our end-customers depend on our technical support services, as well as the support of our channel partners and other third parties, to resolve any issues relating to our products. If we, our channel partners or other third parties do not effectively assist our customers in planning, deploying and operational proficiency for our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers could be adversely affected and our reputation with potential customers could be damaged. Many large end-customers, and service provider or government organization end-customers, require higher levels of support than smaller end-customers because of their more complex deployments and more demanding environments and business models. If we, our channel partners or other third parties fail to meet the requirements of our larger end-customers, it may be more difficult to execute on our strategy to increase our penetration with large businesses, service providers and government organizations. Our failure to maintain high-quality support services could have a material adverse effect on our business, financial condition and results of operations and may subject us to litigation, reputational damage, loss of customers and additional costs.

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

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims if exceptions apply or if the provisions are deemed unenforceable, and in some circumstances, we may be required to indemnify a customer in full, without limitation, for certain liabilities, including liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us, if at all, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

If the availability of our cloud-based subscription services does not meet our service-level commitments to our customers, our current and future revenue may be negatively impacted.

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Amazon Web Services, Microsoft Azure and Google Cloud, and co-location providers, such as Equinix, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

Linksys sells predominantly into the consumer Wi-Fi market, and its sales have declined since our investment. Because we are accounting for our Linksys investment using the equity method of accounting, we are required to assess the investment for other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired. We have analyzed whether there should be an OTTI of the value of our investment in Linksys and in fiscal 2022, we recorded an OTTI charge of $22.2 million. In evaluating OTTI, we considered factors such as Linksys’ financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. We intend to continue to analyze our investment in Linksys to determine whether any further impairment is appropriate. If any further decline in fair value is determined to be other-than-temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense in our consolidated statements of income. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We may experience additional volatility to our statements of operations due to the underlying operating results of Linksys or impairments of our Linksys investment. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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

For example, the GDPR imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU. Non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Compliance with, and the other burdens imposed by, the GDPR and local regulatory authorities may limit our ability to operate or expand our business in Europe and could adversely impact our operating results. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for exportation of personal data from the European Economic Area to the United States. Though we are not participants of the Privacy Shield, and instead employ alternative mechanisms for personal data transfers, the ruling raises questions as to GDPR implications and adequate data protection in the United States, and may have an impact on our European customers and related business operations.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The CCPA was expanded pursuant to the California Privacy Rights Act, which was passed in 2020 and became effective in 2023. Other states have since passed similar laws. The costs of compliance with and the penalties for violations of the GDPR, the CCPA and other similar state laws, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling of Electrical and Electronic Equipment (“EEE”). The laws and regulations to which we are subject include the EU RoHS Directive, EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Taiwan, Japan, Norway, Saudi Arabia and the UAE and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the timing and effect of these laws and regulations on our business may be uncertain. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results and financial condition. These laws and regulations may also impact our suppliers, which could have, among other things, an adverse impact on the costs of components in our products.

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

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a Substances of Concern In articles as such or in complex objects (Products) (“SCIP”) database containing information on Substances of Very High Concern (“SVHC”) in articles and in complex objects. The SCIP database is established under the WFD and managed by the European Chemicals Agency (“ECHA”). We have incurred costs in order to comply with this new requirement. Similar laws and regulations have been passed or are pending in the European Economic Area and the UK.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, the impact of the COVID-19 pandemic, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2023, the closing price of our common stock ranged from $47.45 to $66.46 per share.

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the remaining aggregate amount authorized to be repurchased to $1.53 billion as of May 8,2023. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, and economic challenges caused by the effects of the COVID-19 pandemic, the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. The current economic uncertainty, and possibility of a recession, has negatively impacted the stock prices of many companies in 2023, including many companies in the technology sector. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

In addition, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the United States significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (“SVB”) was put into receivership by the Federal Deposit Insurance Corporation and subsequently sold. Other banks at risk of failure have been subsequently sold, including First Republic Bank in May 2023, and there is concern that more banks could be at risk of the same fate. Although we only had an immaterial amount of our cash directly at SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures. Continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our platform, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets and economy.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of the COVID-19 pandemic may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2023. As of March 31, 2023, $529.6 million remained available for future share repurchases under the Repurchase Program.

In April 2023, our board of directors approved a $1.00 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.25 billion through February 29, 2024. As of May 8, 2023, approximately $1.53 billion remained available for future share repurchases.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	February 8, 2023	3.1

10.1*	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan

10.2*	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2023
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2023
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)