Form 10-Q
period 2023-06-30
Fortinet, Inc.
filed 2023-08-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of August 4, 2023, there were 785,336,937 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

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

•Our real estate investments, including construction, acquisition and ongoing maintenance and management of office buildings, data centers and points of presence, as well as data center expansions or enhancements, could involve significant risks to our business.

•Our billings, revenue, and free cash flow growth may slow or may not continue, and our operating margins may decline.

•Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we fulfill, ship and bill during a quarter to satisfy backlog, this will increase our aggregate billings and revenue during any particular quarter.

•Any weakness in sales strategy, productivity and execution could negatively impact our results of operations.

•We are dependent on the continued services and performance of our senior management, as well as our ability to hire, retain and motivate qualified personnel.

•We rely on third-party channel partners for substantially all of our billings, revenue and a small number of distributors represents a large percentage of our revenue and accounts receivable.

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

•We generate a majority of billings, revenue and cash flow from sales outside of the United States.

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

•We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, may result in lost sales and higher expenses, including excess inventory charges and costs related to future purchase commitments, and may require us to sell our products at discounts or offer various other incentives.

•We depend on third parties to provide various components for our products and build our products and are susceptible to manufacturing delays, capacity constraints and cost increases.

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services or the failure of our products or services to detect or prevent a security incident, or the failure to help secure our customers or cause our products or services to allow unauthorized access to our customers network, could harm our operational results and reputation more significantly as compared to certain other companies given we are a security company.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,376.3	$1,682.9
Short-term investments	915.1	502.6
Marketable equity securities	22.1	25.5
Accounts receivable—net	1,078.8	1,261.7
Inventory	376.3	264.6
Prepaid expenses and other current assets	109.5	73.1
Total current assets	4,878.1	3,810.4
LONG-TERM INVESTMENTS	4.2	45.5
PROPERTY AND EQUIPMENT—NET	981.9	898.5
DEFERRED CONTRACT COSTS	558.8	518.2
DEFERRED TAX ASSETS	729.2	569.4
GOODWILL	126.0	128.0
OTHER INTANGIBLE ASSETS—NET	44.6	56.0
OTHER ASSETS	163.3	202.0
TOTAL ASSETS	$7,486.1	$6,228.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$238.3	$243.4
Accrued liabilities	266.8	248.7
Accrued payroll and compensation	224.8	219.4
Income taxes payable	183.0	17.6
Deferred revenue	2,587.7	2,349.3
Total current liabilities	3,500.6	3,078.4
DEFERRED REVENUE	2,540.9	2,291.0
INCOME TAX LIABILITIES	59.1	67.8
LONG-TERM DEBT	991.3	990.4
OTHER LIABILITIES	73.0	82.0
Total liabilities	7,164.9	6,509.6
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 785.6 and 781.5 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,375.9	1,284.2
Accumulated other comprehensive loss	(23.1)	(20.2)
Accumulated deficit	(1,032.4)	(1,546.4)
Total stockholders’ equity (deficit)	321.2	(281.6)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,486.1	$6,228.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUE:
Product	$472.6	$400.7	$973.3	$771.7
Service	820.2	629.4	1,581.8	1,213.2
Total revenue	1,292.8	1,030.1	2,555.1	1,984.9
COST OF REVENUE:
Product	174.5	155.2	368.1	316.2
Service	121.3	95.6	235.5	188.4
Total cost of revenue	295.8	250.8	603.6	504.6
GROSS PROFIT:
Product	298.1	245.5	605.2	455.5
Service	698.9	533.8	1,346.3	1,024.8
Total gross profit	997.0	779.3	1,951.5	1,480.3
OPERATING EXPENSES:
Research and development	153.3	124.3	304.4	249.2
Sales and marketing	515.9	415.5	994.2	803.1
General and administrative	49.9	45.4	102.7	84.0
Gain on intellectual property matter	(1.1)	(1.2)	(2.3)	(2.3)
Total operating expenses	718.0	584.0	1,399.0	1,134.0
OPERATING INCOME	279.0	195.3	552.5	346.3
INTEREST INCOME	31.6	2.4	52.2	3.7
INTEREST EXPENSE	(5.2)	(4.5)	(10.2)	(9.0)
OTHER EXPENSE—NET	(6.2)	(9.3)	(4.2)	(18.4)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	299.2	183.9	590.3	322.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	27.6	2.4	48.9	(5.7)
LOSS FROM EQUITY METHOD INVESTMENT	(5.3)	(8.1)	(27.4)	(16.6)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	266.3	173.4	514.0	311.7
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	—	(0.1)	—	(0.2)
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$266.3	$173.5	$514.0	$311.9
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.34	$0.22	$0.66	$0.39
Diluted	$0.33	$0.21	$0.65	$0.38
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	785.0	795.4	784.1	799.4
Diluted	795.9	810.1	794.7	815.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income including non-controlling interests	$266.3	$173.4	$514.0	$311.7
Other comprehensive loss:
Change in foreign currency translation	(6.7)	(8.3)	(7.5)	(12.8)
Change in unrealized gains (losses) on investments	2.1	(2.4)	5.9	(11.7)
Less: tax provision (benefit) related to items of other comprehensive income or loss	0.4	(0.6)	1.3	(2.7)
Other comprehensive loss	(5.0)	(10.1)	(2.9)	(21.8)
Comprehensive income including non-controlling interests	261.3	163.3	511.1	289.9
Less: comprehensive loss attributable to non-controlling interests	—	(2.2)	—	(3.4)
Comprehensive income attributable to Fortinet, Inc.	$261.3	$165.5	$511.1	$293.3
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2023	784.4	$0.8	$1,327.4	$(18.1)	$(1,298.7)	$—	$11.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.2	—	(16.5)	—	—	—	(16.5)
Stock-based compensation expense	—	—	65.0	—	—	—	65.0
Net unrealized gain on investments - net of tax	—	—	—	1.7	—	—	1.7
Foreign currency translation adjustment	—	—	—	(6.7)	—	—	(6.7)
Net income	—	—	—	—	266.3	—	266.3
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$—	$321.2

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2022	801.3	$0.8	$1,235.7	$(15.4)	$(1,003.4)	$15.5	$233.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	(30.8)	—	—	—	(30.8)
Repurchase and retirement of common stock	(14.4)	—	(22.3)	—	(777.7)	—	(800.0)
Stock-based compensation expense	—	—	54.7	—	—	—	54.7
Net unrealized loss on investments - net of tax	—	—	—	(1.8)	—	—	(1.8)
Foreign currency translation adjustment	—	—	—	(6.2)	—	(2.1)	(8.3)
Net income (loss)	—	—	—	—	173.5	(0.1)	173.4
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$—	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.1	—	(29.6)	—	—	—	(29.6)
Stock-based compensation expense	—	—	121.3	—	—	—	121.3
Net unrealized gain on investments - net of tax	—	—	—	4.6	—	—	4.6
Foreign currency translation adjustment	—	—	—	(7.5)	—	—	(7.5)
Net income	—	—	—	—	514.0	—	514.0
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$—	$321.2

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.2	—	(84.6)	—	—	—	(84.6)
Repurchase and retirement of common stock	(25.8)	—	(39.6)	—	(1,451.6)	—	(1,491.2)
Stock-based compensation expense	—	—	107.9	—	—	—	107.9
Net unrealized loss on investments - net of tax	—	—	—	(9.0)	—	—	(9.0)
Foreign currency translation adjustment	—	—	—	(9.6)	—	(3.2)	(12.8)
Net income (loss)	—	—	—	—	311.9	(0.2)	311.7
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$514.0	$311.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	121.3	107.9
Amortization of deferred contract costs	127.9	107.1
Depreciation and amortization	54.9	50.6
Amortization of investment premiums (discounts)	(5.9)	2.8
Loss from equity method investment	27.4	16.6
Other	8.8	22.8
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	179.0	(119.3)
Inventory	(130.2)	(31.2)
Prepaid expenses and other current assets	(35.4)	(18.2)
Deferred contract costs	(168.5)	(140.6)
Deferred tax assets	(161.8)	(136.3)
Other assets	10.8	(16.7)
Accounts payable	(3.6)	52.7
Accrued liabilities	11.4	32.0
Accrued payroll and compensation	6.0	(6.8)
Income taxes payable	156.9	(1.9)
Other liabilities	(9.7)	5.7
Deferred revenue	489.3	480.6
Net cash provided by operating activities	1,192.6	719.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(804.6)	(389.1)
Sales of investments	—	3.0
Maturities of investments	445.1	797.3
Purchases of property and equipment	(107.1)	(162.5)
Other	0.1	—
Net cash provided by (used in) investing activities	(466.5)	248.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(1,491.2)
Proceeds from issuance of common stock	29.3	15.9
Taxes paid related to net share settlement of equity awards	(59.7)	(99.9)
Other	(1.0)	(1.1)
Net cash used in financing activities	(31.4)	(1,576.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.3)	(1.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	693.4	(609.1)
CASH AND CASH EQUIVALENTS—Beginning of period	1,682.9	1,319.1
CASH AND CASH EQUIVALENTS—End of period	$2,376.3	$710.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$58.6	$129.1
Operating lease liabilities arising from obtaining right-of-use assets	$7.3	$30.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$15.8	$6.9
Liability for purchase of property and equipment	$22.0	$21.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements for the year ended December 31, 2022.

Amounts related to income taxes payable have been reclassified in prior periods to conform with current period presentation.

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

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product	$472.6	$400.7	$973.3	$771.7
Service:
Security subscription	457.3	340.4	879.0	653.3
Technical support and other	362.9	289.0	702.8	559.9
Total service revenue	820.2	629.4	1,581.8	1,213.2
Total revenue	$1,292.8	$1,030.1	$2,555.1	$1,984.9

Deferred Revenue

During the three and six months ended June 30, 2023, we recognized $609.8 million and $1.29 billion in service revenue that was included in the deferred revenue balance as of December 31, 2022, respectively. During the three and six months ended June 30, 2022, we recognized $457.6 million and $964.9 million in service revenue that was included in the deferred revenue balance as of December 31, 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.15 billion, which was substantially comprised of deferred security subscription, technical support services revenue and unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.60 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $5.3 million and $3.6 million as of June 30, 2023 and December 31, 2022, respectively. Provisions, write-offs and recoveries were not material during the six months ended June 30, 2023 and 2022.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended June 30, 2023 and 2022 were $65.4 million and $54.6 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2023 and 2022 were $127.9 million and $107.1 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-sale Securities

The following tables summarize our available-for-sale securities (in millions):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$404.4	$0.1	$(1.3)	$403.2
Commercial paper	368.0	—	(0.3)	367.7
Corporate debt securities	109.5	—	(1.3)	108.2
Certificates of deposit and term deposits	35.2	—	—	35.2
Municipal bonds	5.0	—	—	5.0
Total available-for-sale securities	$922.1	$0.1	$(2.9)	$919.3

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$198.0	$—	$(4.4)	$193.6
Commercial paper	26.5	—	(0.1)	26.4
Corporate debt securities	293.0	—	(4.1)	288.9
Certificates of deposit and term deposits	34.2	—	—	34.2
Municipal bonds	5.1	—	(0.1)	5.0
Total available-for-sale securities	$556.8	$—	$(8.7)	$548.1

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$125.9	$(0.1)	$83.8	$(1.2)	$209.7	$(1.3)
Commercial paper	349.6	(0.3)	—	—	349.6	(0.3)
Corporate debt securities	12.7	(0.1)	83.1	(1.2)	95.8	(1.3)
Total available-for-sale securities	$488.2	$(0.5)	$166.9	$(2.4)	$655.1	$(2.9)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$3.9	$(0.1)	$189.8	$(4.3)	$193.7	$(4.4)
Commercial paper	26.4	(0.1)	—	—	26.4	(0.1)
Corporate debt securities	90.5	(0.8)	190.0	(3.3)	280.5	(4.1)
Municipal bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$125.8	$(1.1)	$379.8	$(7.6)	$505.6	$(8.7)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	June 30, 2023	December 31, 2022
Due within one year	$915.1	$502.6
Due within one to three years	4.2	45.5
Total	$919.3	$548.1

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

Marketable Equity Securities

Our marketable equity securities were $22.1 million and $25.5 million as of June 30, 2023 and December 31, 2022. The changes in fair value of our marketable equity securities are recorded in other expense—net on the condensed consolidated statements of income. We recognized a $4.0 million and $3.4 million loss during the three and six months ended June 30, 2023, respectively. We recognized a $8.1 million and $14.3 million loss during the three and six months ended June 30, 2022, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2023				December 31, 2022
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$490.8	$415.9	$74.9	$—	$268.6	$259.3	$9.3	$—
Commercial paper	490.8	—	490.8	—	115.8	—	115.8	—
Corporate debt securities	108.2	—	108.2	—	288.9	—	288.9	—
Certificates of deposit and term deposits	61.6	—	61.6	—	50.4	—	50.4	—
Money market funds	241.4	241.4	—	—	593.9	593.9	—	—
Municipal bonds	5.0	—	5.0	—	5.0	—	5.0	—
Marketable equity securities	22.1	22.1	—	—	25.5	25.5	—	—
Total	$1,419.9	$679.4	$740.5	$—	$1,348.1	$878.7	$469.4	$—

Reported as:
Cash equivalents	$478.5				$774.5
Marketable equity securities	22.1				25.5
Short-term investments	915.1				502.6
Long-term investments	4.2				45.5
Total	$1,419.9				$1,348.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023 and year ended December 31, 2022.

4.     INVENTORY

Inventory consisted of (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$74.3	$46.3
Work in process	10.2	12.0
Finished goods	291.8	206.3
Inventory	$376.3	$264.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	June 30, 2023	December 31, 2022
Land	$330.1	$310.0
Buildings and improvements	553.9	490.3
Computer equipment and software	237.8	222.7
Leasehold improvements	55.6	53.5
Evaluation units	25.7	19.2
Furniture and fixtures	32.5	31.3
Construction-in-progress	64.7	51.7
Total property and equipment	1,300.3	1,178.7
Less: accumulated depreciation	(318.4)	(280.2)
Property and equipment—net	$981.9	$898.5

For the three months ended June 30, 2023, we purchased certain real estate in Spain and the United States totaling $51.9 million (“the Aggregate Purchase Price”). The purchases were accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings and improvements based on their relative fair values. Of the Aggregate Purchase Price, $6.5 million was allocated to land and $45.4 million was allocated to buildings and improvements.

Depreciation expense was $22.9 million and $19.1 million during the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $45.7 million and $38.2 million during the six months ended June 30, 2023 and 2022, respectively.

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

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $5.3 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, in total was $27.4 million and $16.6 million for the six months ended June 30, 2023 and 2022, respectively, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. As of June 30, 2023 and December 31, 2022, the investment was included in other assets on our condensed consolidated balance sheets.

In the fourth quarter of 2022, we recorded a non-cash charge of $22.2 million related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in Linksys and our proportionate share of Linksys' financial results included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys. Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for an OTTI during the three months ended June 30, 2023. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an additional OTTI has not occurred as of June 30, 2023. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the results and disclosures of Linksys.

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2022	$128.0
Foreign currency translation adjustments	(2.0)
Balance—June 30, 2023	$126.0

There were no impairments to goodwill during the six months ended June 30, 2023 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$83.0	$56.5	$26.5
Customer relationships	7.1	30.2	16.0	14.2
Trade name	10.0	4.8	0.9	3.9
Backlog	1.0	3.8	3.8	—
Total other intangible assets—net		$121.8	$77.2	$44.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$85.1	$50.3	$34.8
Customer relationships	7.1	31.0	14.4	16.6
Trade name	10.0	5.3	0.7	4.6
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.6	$69.6	$56.0

Amortization expense was $4.5 million and $6.0 million during the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $9.2 million and $12.4 million during the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2023 (the remainder of 2023)	$8.5
2024	12.8
2025	8.3
2026	4.2
2027	3.9
Thereafter	6.9
Total	$44.6

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income including non-controlling interests	$266.3	$173.4	$514.0	$311.7
Net loss attributable to non-controlling interests	—	(0.1)	—	(0.2)
Net income attributable to Fortinet, Inc.	$266.3	$173.5	$514.0	$311.9

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	785.0	795.4	784.1	799.4
Diluted shares:
Weighted-average common stock outstanding-basic	785.0	795.4	784.1	799.4
Effect of potentially dilutive securities:
RSUs	4.1	6.4	3.9	7.5
Stock options	6.6	8.3	6.6	8.5
PSUs	0.2	—	0.1	—
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	795.9	810.1	794.7	815.4
Net income per share attributable to Fortinet, Inc.:
Basic	$0.34	$0.22	$0.66	$0.39
Diluted	$0.33	$0.21	$0.65	$0.38

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
RSUs	—	0.4	0.9	0.4
Stock options	3.0	1.6	2.6	1.2
Total	3.0	2.0	3.5	1.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of June 30, 2023 and December 31, 2022, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2023	December 31, 2022
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				8.7	9.6
Total long-term debt				$991.3	$990.4

As of June 30, 2023 and December 31, 2022, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. During the three months ended June 30, 2023 and 2022, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each quarter. During the six months ended June 30, 2023 and 2022, we recorded $9.0 million of total interest expense in relation to the Senior Notes in each period. No interest costs were capitalized for the six months ended June 30, 2023 and 2022, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $856.3 million, including accrued and unpaid interest, as of June 30, 2023. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2023 (in millions):

	Total	2023	Thereafter
Inventory purchase commitments	$1,010.2	$813.2	$197.0

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for extended lead times, changes in supplier delivery commitments and other supply chain matters and market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers, which are non-cancelable. As of June 30, 2023, we had $1.01 billion of open purchase orders with our independent contract manufacturers that consist of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of June 30, 2023, we had $84.6 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of June 30, 2023, we had $93.9 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of June 30, 2023, and December 31, 2022.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica has alleged breach of warranty and misrepresentation claims, which we deny. We have counter-claimed and are seeking monetary damages. Fact discovery closed during the quarter ended June 30, 2023, and the trial is scheduled to commence in October 2023. Although we believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and an unfavorable ruling could occur, which may result in a material adverse impact on our business, financial position, results of operations and cash flows. No loss accrual had been recorded as of June 30, 2023 or December 31, 2022 related to this litigation.

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

12.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of June 30, 2023, there were a total of 53.0 million shares of common stock available for grant under the Amended Plan.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2022	10.5	$40.94
Granted	4.1	61.17
Forfeited	(0.2)	45.47
Vested	(3.1)	34.47
Balance—June 30, 2023	11.3	$49.97

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2023, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $509.9 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shares withheld for taxes	0.4	0.6	1.1	1.7
Amount withheld for taxes	$25.1	$35.3	$59.7	$100.1

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expected term in years	4.4	4.4	4.4	4.4
Volatility	41.0%	43.6%	41.9%	41.1%
Risk-free interest rate	3.8%	2.9%	4.2%	1.9%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	13.2	$24.37	3.5	$344.8
Granted	1.2	60.80
Forfeited	(0.1)	44.99
Exercised	(2.1)	14.13
Balance—June 30, 2023	12.2	$29.64
Options vested and expected to vest—June 30, 2023	12.2	$29.64	3.6	$559.8
Options exercisable—June 30, 2023	8.2	$20.26	2.8	$456.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2023, total compensation expense related to unvested stock options granted to employees but not yet recognized was $68.0 million, with a weighted-average remaining vesting period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-average fair value per share granted	$26.55	$21.33	$24.41	$22.28
Intrinsic value of options exercised	$24.3	$13.8	$97.0	$43.7
Fair value of options vested	$5.7	$4.8	$17.4	$15.0

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

We granted approximately 0.3 million shares of PSU awards with a grant date fair value of $90.96 per share to certain of our executives during the first quarter of 2023. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. None of these PSU awards were vested or forfeited during the six months ended June 30, 2023.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2023, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $23.2 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of product revenue	$0.5	$0.4	$0.9	$0.8
Cost of service revenue	6.0	4.7	11.1	9.2
Research and development	20.0	16.1	37.0	31.2
Sales and marketing	29.3	26.4	55.6	53.1
General and administrative	9.9	7.7	18.1	14.9
Total stock-based compensation expense	$65.7	$55.3	$122.7	$109.2

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
RSUs	$55.1	$49.0	$104.2	$97.3
Stock options	7.3	6.3	14.0	11.9
PSUs	3.3	—	4.5	—
Total stock-based compensation expense	$65.7	$55.3	$122.7	$109.2

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income tax benefit associated with stock-based compensation	$14.5	$12.2	$27.1	$24.0

Share Repurchase Program

In February 2023, our board of directors approved an extension of the Repurchase Program originally approved by our board of directors in January 2016 to February 29, 2024. In April 2023, our board of directors approved a $1.0 billion increase in the authorized amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.25 billion of our outstanding common stock through February 29, 2024. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 16, Subsequent Events, for information regarding the approved $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program in July 2023.

There were no shares repurchased under the Repurchase Program during the six months ended June 30, 2023. As of June 30, 2023, $1.53 billion remained available for future share repurchases under the Repurchase Program.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    INCOME TAXES

Our effective tax rate was 9% for the three months ended June 30, 2023, compared to an effective tax rate of 1% for the same period last year. Our effective tax rate was 8% for the six months ended June 30, 2023, compared to an effective tax rate of negative 2% for the same period last year. The tax rates for the three months ended June 30, 2023 and 2022 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $84.8 million and $54.5 million, respectively. The tax rate for the three months ended June 30, 2023 was impacted by a tax benefit of $25.8 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $13.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations. The tax rate for the three months ended June 30, 2022 was impacted by a tax benefit of $18.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $17.3 million, and the release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

The tax rates for the six months ended June 30, 2023 and 2022 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $170.6 million and $93.3 million, respectively. The tax rate for the six months ended June 30, 2023 was impacted by a tax benefit of $64.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $39.6 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations. The tax rate for the six months ended June 30, 2022 was impacted by a tax benefit of $33.3 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $49.5 million, and the release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

As of June 30, 2023 and December 31, 2022, unrecognized tax benefits were $63.4 million and $67.4 million, respectively. If recognized, $53.8 million of the unrecognized tax benefits as of June 30, 2023 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2023 and December 31, 2022, accrued interest and penalties were $5.3 million and $9.3 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $1.9 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as an additional tax benefit.

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

Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses, and increases our current provision.

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

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 that provides for certain changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022, if any. The applicable tax law changes have had no impact to our tax provision for the six months ended June 30, 2023. We will continue to monitor the impact, if any, of these tax law changes on future periods.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2023 and 2022 were $5.7 million and $3.2 million, respectively. Our matching

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2023 and 2022 were $10.1 million and $6.6 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Americas:
United States	$404.7	$312.9	$788.8	$598.7
Other Americas	132.3	100.7	271.7	197.5
Total Americas	537.0	413.6	1,060.5	796.2
Europe, Middle East and Africa (“EMEA”)	506.9	391.8	985.1	737.8
Asia Pacific (“APAC”)	248.9	224.7	509.5	450.9
Total revenue	$1,292.8	$1,030.1	$2,555.1	$1,984.9

Property and Equipment—net	June 30, 2023	December 31, 2022
Americas:
United States	$686.5	$638.1
Canada	208.3	204.4
Latin America	0.8	1.1
Total Americas	895.6	843.6
EMEA	69.4	35.9
APAC	16.9	19.0
Total property and equipment—net	$981.9	$898.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Distributor A	27%	29%	28%	29%
Distributor B	15%	14%	14%	14%
Distributor C	14%	13%	14%	14%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2023	December 31, 2022
Distributor A	29%	32%
Distributor B	12%	12%
Distributor C	13%	13%

16.     SUBSEQUENT EVENTS

Investment in Privately Held Company

On August 1, 2023, we invested $8.5 million in cash in a privately held company.

Share Repurchase Program

In July 2023, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.75 billion of our outstanding common stock through February 29, 2024. As of August 7, 2023, approximately $1.87 billion remained available for future share repurchases. Subsequent to June 30, 2023 through the filing of this Quarterly Report on Form 10-Q, we repurchased approximately 2.8 million shares of our common stock at an average price of $57.44 per share for an aggregate purchase price of approximately $161.1 million under the Repurchase Program.

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

•real estate investments and management, expansions and enhancements of current properties;

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

•trends in revenue, cost of revenue and gross margin, including expectations regarding product revenue and service revenue growth;

•trends in our operating expenses, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•plans and strategy for the acceleration of our points of presence (“PoP”) deployment;

•expectations that our operating expenses will increase in absolute dollars during the remainder of 2023;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units and performance stock units versus stock options granted;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, the impact of interpretations of or changes to tax law, and the timing of tax payments;

•expectations regarding spending related to real estate acquisitions and development, data center investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

•estimates of a range of 2023 spending on capital expenditures;

•competition in our markets;

•expected outcomes and liabilities in litigation;

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

Business Overview

Fortinet is a global leader in cybersecurity and secure networking solutions. Our mission is to secure people, devices and data everywhere. We deliver cybersecurity everywhere our customers need it with an integrated portfolio of over 50 enterprise-grade products. As of June 30, 2023, over half a million customers, including enterprises, communication service providers and security service providers, government organizations and small and medium-sized businesses, trusted our solutions.

Our product offerings are designed to converge networking and security into a single solution, consolidate cybersecurity point products into an integrated platform and deliver operational-technology (“OT”) aware features to secure OT environments. This allows customers to realize automated protection, improve detection and response times, and provide visibility across both Fortinet-developed solutions and a broad ecosystem of over 500 third-party solutions and technologies. As a U.S.-based company, the majority of Fortinet’s research and development is based in North America, with a global footprint of support and centers of excellence across time zones from North America to Europe to Asia. We held 1,285 U.S. and foreign-issued patents as of June 30, 2023, a testament to our dedication to innovation that delivers leading cybersecurity and networking solutions.

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

The focus areas of our business consist of:

•Secure Networking

•Cybersecurity Platform

•OT Security

Secure Networking—Our Secure Networking solutions enable the convergence of networking and security by integrating multiple markets and use cases into a single operating system: the Fortinet Operating System (“FortiOS”). It can be delivered to customers through an application-specific integrated circuit (“ASIC”)-accelerated hardware appliance, virtual machine, as-a-Service, cloud native and container. When delivered via our appliances, functionality is accelerated with the use of our proprietary ASIC technology, which consists of three processors. First, a seventh generation network processor, FortiNP7, accelerates the processing of firewall traffic and offloads this function from the central processing unit (“CPU”). Second, a ninth generation content processor, FortiCP9, helps the CPU with deep packet inspection functions such as intrusion prevention and antivirus. Multiple CPUs, NP7s and CP9s can be placed in larger firewalls to provide more scale. Third, the CPU, network processor and content processor functions are all brought together in a single ASIC, our fifth generation Security Processor, FortiSP5. These proprietary ASICs, along with off the shelf CPU and ASICs, allow our systems to scale from the smallest branch to a hyperscale cloud and run multiple applications at higher performance and lower power consumption.

The following markets and use cases are supported by the FortiOS converged operating system:

•Network Firewall, including Hybrid Mesh Firewall

•Software-Defined Wide Area Network (“SD-WAN”)

•Local Area Network/Wireless Local Area Network (Wi-Fi and Switch)

•Universal Secure Access Service Edge

•Cloud Security

•Universal Zero Trust Network Access

•Encryption Applications (SSL Inspection, Virtual Private Network and IPsec Connectivity)

Cybersecurity Platform—Many enterprises are looking to consolidate point products into a cybersecurity platform to improve the efficiency and efficacy of their security. This platform approach is also known as a Cybersecurity Mesh Architecture, or our more expansive Fortinet Security Fabric, which includes FortiGuard AI-powered services and integrated security products engineered with automation in mind to support customers in building a cybersecurity platform. The Fortinet Security Fabric facilitates dynamic information sharing across customers’ security infrastructure as well as the automation of workflows, including response. The result is improved prevention while significantly reducing Mean-Time-to-Detect and Mean-Time-to-Respond to cyber threats. The major cybersecurity markets of our business include:

•Endpoint Protection Platforms

•Next-Generation Firewall

•Intrusion Prevention Systems (“IPS”)

•Secure Web Gateway

•Identity and Access Management

•Cloud Access Security Broker

•Security Information and Event Management

•Security Orchestration and Automated Response

•Secure Email Gateway

•Web Application Firewalls

•Cloud Security

•Network Detection and Response

•External Attack Surface Monitoring

•Network Access and Control

To support our broad portfolio of cybersecurity products, we deliver the following AI-powered FortiGuard Threat Intelligence Services:

•Content Security, including Antivirus, In-Line Sandboxing and Credential Stuffing

•Web Security, including URL Filtering, DNS Security and IP Reputation

•Device Security, including IPS, OT Security, Internet of Things (“IoT”) Security and Botnet protection

•Application Security, including Anti-Spam and Web Application protection

•Security Operations Center (“SOC”) Services, including SOC-as-a-Service, Managed Detection and Response, Incident Readiness and Response (active incident and proactive services), Outbreak Protection, Attack Surface Monitoring, Threat Hunting, and Indicators of Compromise services.

Operational Technology Security—OT uses hardware and software to detect or cause a change through the direct monitoring and/or control of industrial equipment, assets, processes and events. The security of such environments is sometimes described as Cyber-Physical Systems. The increased connectivity of OT environments and the need for employee and vendor access has increased the risk across OT industries such as manufacturing, energy, utilities, medical, transport, and critical infrastructure. While the basic concepts of Secure Networking and Cybersecurity Platform apply, OT systems are very different from a traditional information technology system. Fortinet delivers OT-Aware security capabilities that are purpose-built for operational technology environments. These capabilities underpin our OT-Aware Security Fabric, which spans the following products and services:

•Secure Network and Connectivity

•Secure Remote Access

•OT-Specific InfoSec Tools

•OT-Specific Threat Intelligence

•Integration with third-party OT solutions

Financial Highlights

•Total revenue was $1.29 billion and $2.56 billion during the three and six months ended June 30, 2023, an increase of 26% and 29%, respectively, compared to $1.03 billion and $1.98 billion in the same periods last year. Product revenue was $472.6 million and $973.3 million during the three and six months ended June 30, 2023, an increase of 18% and 26%, respectively, compared to $400.7 million and $771.7 million in the same periods last year. Service revenue was $820.2 million and $1.58 billion during the three and six months ended June 30, 2023, an increase of 30%, in each period respectively, compared to $629.4 million and $1.21 billion in the same periods last year.

•Total gross profit was $997.0 million and $1.95 billion during the three and six months ended June 30, 2023, an increase of 28% and 32%, respectively, compared to $779.3 million and $1.48 billion in the same periods last year.

•Operating income was $279.0 million and $552.5 million during the three and six months ended June 30, 2023, an increase of 43% and 60%, respectively, compared to $195.3 million and $346.3 million in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.32 billion as of June 30, 2023.

•Deferred revenue was $5.13 billion as of June 30, 2023, an increase of $488.3 million, or 11%, compared to $4.64 billion as of December 31, 2022 and an increase of $1.20 billion, or 30%, compared to $3.93 billion as of June 30, 2022. Deferred revenue was $3.93 billion as of June 30, 2022, an increase of $479.1 million, or 14%, compared to $3.45 billion as of December 31, 2021 and an increase of $1.03 billion, or 35%, compared to $2.91 billion as of June 30, 2021.

•Short-term deferred revenue was $2.59 billion as of June 30, 2023, an increase of $238.4 million, or 10%, compared to $2.35 billion as of December 31, 2022 and an increase of $574.5 million, or 29%, compared to $2.01 billion as of June 30, 2022. Short-term deferred revenue was $2.01 billion as of June 30, 2022, an increase of $235.8 million, or 13%, compared to $1.78 billion as of December 31, 2021 and an increase of $480.2 million, or 31%, compared to $1.53 billion as of June 30, 2021.

•We generated cash flows from operating activities of $1.19 billion during the six months ended June 30, 2023, an increase of $473.1 million, or 66%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended June 30, 2023, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 42%, 39% and 19% of our total revenue, respectively, and increased 30%, 29% and 11% compared to the same period last year, respectively. During the six months ended June 30, 2023, the Americas region, the EMEA region and the APAC region contributed 41%, 39% and 20% of our total revenue, respectively, and increased by 33%, 34% and 13% compared to the same period last year, respectively.

Our revenue growth was driven by growth in service revenue and in Enhanced Platform Technology product revenue. Product revenue grew 18% and 26%, respectively, during the three and six months ended June 30, 2023, compared to the same periods last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain historical pricing actions, improving supply chain dynamics and changes in the backlog balance. The product revenue growth was primarily due to strong growth in our Enhanced Platform Technology products, including our secure access products. Service revenue growth of 30% during both the three and six months ended June 30, 2023, compared to the same periods last year, was primarily driven by the strength of our FortiGuard and other security subscription revenue, which grew 34% and 35%, respectively.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2023, approximately 50% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue benefited from the favorable impact of foreign currency fluctuations and decreased 1.2 and 2.3 percentage points, respectively, during the three and six months ended June 30, 2023, compared to the same periods last year. Headcount increased to 13,677 employees and contractors as of June 30, 2023, a 9% increase compared to 12,595 as of December 31, 2022.

Impact of Macroeconomic Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and excess product inventory.

Our days sales outstanding decreased to 75 days in the second quarter of 2023, compared to 80 days in the same period last year. The accounts receivable allowance for credit losses was $5.3 million as of June 30, 2023, an increase of $1.7 million compared to $3.6 million as of December 31, 2022, primarily due to an increase in past due invoices over 60 and 90 days.

Worsening economic conditions may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of economic conditions on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of worsening economic conditions on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

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

We also offer our products hosted in our own data centers, PoPs and through co-locations and major cloud providers, including Amazon Web Services, Microsoft Azure and Google Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangements at cloud providers or at private clouds. In a BYOL arrangement, a customer purchases a software license through our channel partners and deploys the software in a cloud provider’s environment, in third-party clouds or in their private cloud.

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

	Three Months Ended Or As Of
	June 30, 2023	June 30, 2022
	(in millions)
Revenue	$1,292.8	$1,030.1
Deferred revenue	$5,128.6	$3,932.0
Billings (non-GAAP)	$1,540.5	$1,304.2
Net cash provided by operating activities	$515.1	$323.4
Free cash flow (non-GAAP)	$438.3	$283.5

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $5.13 billion as of June 30, 2023, an increase of $488.3 million, or 11%, from December 31, 2022. Short term deferred revenue was $2.59 billion as of June 30, 2023, an increase of $238.4 million, or 10%, from December 31, 2022.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare technical support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.54 billion for the three months ended June 30, 2023, an increase of 18% compared to $1.30 billion in the same period last year.

Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we fulfill, ship and bill during a quarter to satisfy backlog, this will increase our aggregate billings and revenue during any particular quarter.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in millions)
Billings:
Revenue	$1,292.8	$1,030.1
Add: Change in deferred revenue	247.7	274.1
Total billings (non-GAAP)	$1,540.5	$1,304.2

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

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$515.1	$323.4
Less: Purchases of property and equipment	(76.8)	(39.9)
Free cash flow (non-GAAP)	$438.3	$283.5
Net cash provided by (used in) investing activities	$(424.1)	$294.1
Net cash used in financing activities	$(17.7)	$(830.3)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended
	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$472.6	37%	$400.7	39%	$71.9	18%
Service	820.2	63	629.4	61	190.8	30
Total revenue	$1,292.8	100%	$1,030.1	100%	$262.7	26%
Revenue by geography:
Americas	$537.0	42%	$413.6	40%	$123.4	30%
EMEA	506.9	39	391.8	38	115.1	29
APAC	248.9	19	224.7	22	24.2	11
Total revenue	$1,292.8	100%	$1,030.1	100%	$262.7	26%

Total revenue increased $262.7 million, or 26%, during the three months ended June 30, 2023 compared to the same period last year. We continued to experience significant organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $71.9 million, or 18%, during the three months ended June 30, 2023 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain historical pricing actions, improving supply chain dynamics and changes in the backlog balance. The product revenue growth was primarily due to strong growth in our Enhanced Platform Technology products, including our secure access products. We expect growth in product revenue to be impacted by product lead times and backlog approaching normal levels beginning in the third quarter of 2023.

Service revenue increased $190.8 million, or 30%, during the three months ended June 30, 2023 compared to the same period last year. FortiGuard and other security subscription revenue increased $116.9 million, or 34%, and technical support and other services revenue increased $73.9 million, or 26%, during the three months ended June 30, 2023 compared to the same period last year. Excluding Alaxala, technical support growth increased 28% during the three months ended June 30, 2023. The increases were primarily due to pricing actions in prior periods, strength in our SaaS offerings and the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions as well as FortiCare technical support and other services. FortiGuard outpaced technical support growth due to expansion of our SaaS-based security subscription service offerings, while technical support growth was impacted by lower service revenue of Alaxala. We expect that our ability to grow our service revenue will be impacted by our expansion to secure access service edge (“SASE”) delivery model.

Of the service revenue recognized during the three months ended June 30, 2023, 89% was included in the deferred revenue balance as of March 31, 2023. Of the service revenue recognized during the three months ended June 30, 2022, 87% was included in the deferred revenue balance as of March 31, 2022. We expect service revenue will continue to benefit from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, pricing actions, supply chain constraints, customers taking longer to buy their service and other risks.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$174.5	$155.2	$19.3	12%
Service	121.3	95.6	25.7	27
Total cost of revenue	$295.8	$250.8	$45.0	18%
Gross margin (%):
Product	63.1%	61.3%
Service	85.2	84.8
Total gross margin	77.1%	75.7%

Total gross margin increased 1.4 percentage points during the three months ended June 30, 2023 compared to the same period last year, primarily driven by increased product and service gross margins and a shift in the revenue mix. As a percentage of total revenue, the revenue mix shifted 2.3 percentage points from product revenue to service revenue.

Product gross margin increased 1.8 percentage points during the three months ended June 30, 2023 compared to the same period last year. The product margin primarily benefited from earlier pricing actions, lower expedite fees and freight costs and partially offset by higher inventory related reserve expense. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased 0.4 percentage points during the three months ended June 30, 2023 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The increase in service gross margin was primarily driven by pricing actions in earlier periods and the favorable impact of foreign currency fluctuations, partially offset by increased labor cost and increased cloud delivery costs as we continue to expand our cloud to SASE delivery models. We consider our single vendor SASE solution opening to be a new market, and one where our SD-WAN installed base can be leveraged as a market access point. We plan to accelerate our PoPs, or PoP deployment, with our dual strategy to invest in our own PoPs as well as working with third-party providers to accelerate our deployment.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$153.3	12%	$124.3	12%	$29.0	23%
Sales and marketing	515.9	40	415.5	40	100.4	24
General and administrative	49.9	4	45.4	4	4.5	10
Gain on IP matter	(1.1)	—	(1.2)	—	0.1	(8)
Total operating expenses	$718.0	56%	$584.0	57%	$134.0	23%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $29.0 million, or 23%, during the three months ended June 30, 2023 compared to the same period last year, primarily due to a $21.7 million increase in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred an increase of $3.5 million of depreciation and other occupancy costs and an increase of $3.3 million of product development costs, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue investing in our research and development organization, and expect our research and development expense to increase in absolute dollars during the remainder of 2023.

Sales and marketing

Sales and marketing expense increased $100.4 million, or 24%, during the three months ended June 30, 2023 compared to the same period last year, primarily due to a $74.0 million increase in personnel-related costs as we increased our sales and pipeline generation capacity. The increase in headcount is expected to help drive global market revenue increases. In addition, we incurred increases in marketing-related expense of $13.1 million, travel expense of $6.5 million, and depreciation and other occupancy expense of $5.3 million. We currently intend to continue making investments in sales and marketing resources critical to support our future growth and expect our sales and marketing expense to increase in absolute dollars during the remainder of 2023.

General and administrative

General and administrative expense increased $4.5 million, or 10%, during the three months ended June 30, 2023 compared to the same period last year, primarily due to an increase of $5.4 million in personnel-related costs, $2.8 million in legal and other professional service fees, and partially offset by a decrease of $4.1 million in provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars during the remainder of 2023.

Operating income and margin

We generated operating income of $279.0 million during the three months ended June 30, 2023, an increase of $83.7 million, or 43%, compared to $195.3 million in the same period last year. Operating income as a percentage of revenue was 21.6% during the three months ended June 30, 2023, compared to 19.0% in the same period last year, due to the stronger gross margin performance. The increase in operating margin primarily benefits from 1.4 percentage points increase in gross margin, and 0.5 percentage points, 0.4 percentage points and 0.2 percentage points decreases in general and administrative expense, sales and marketing expense and research and development expense as a percentage of revenue, respectively.

Interest income, interest expense and other expense—net

	Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in millions, except percentages)
Interest income	$31.6	$2.4	$29.2	1,217%
Interest expense	$(5.2)	$(4.5)	$(0.7)	16%
Other expense—net	$(6.2)	$(9.3)	$3.1	(33)%

Interest income increased $29.2 million during the three months ended June 30, 2023 compared to the same period last year, as a result of higher interest rates and greater investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended June 30, 2023 compared to the same period last year. The $3.1 million decrease in Other expense—net during the three months ended June 30, 2023 compared to the same period last year, was primarily due to a $4.1 million recovery in the loss on marketable equity securities, offset by a $1.8 million increase in foreign currency exchange loss.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2023	June 30, 2022
	(in millions, except percentages)
Provision for income taxes	$27.6	$2.4	$25.2	1,050%
Effective tax rate (%)	9%	1%

Our effective tax rate was 9% for the three months ended June 30, 2023 compared to an effective tax rate of 1% for the same period last year. The provision for income taxes for the three months ended June 30, 2023 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $84.8 million, which were favorably affected by a tax benefit of $25.8 million from the foreign-derived intangible income deduction (the “FDII deduction”), excess tax benefits from stock-based compensation expense of $13.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

The provision for income taxes for the three months ended June 30, 2022 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $54.5 million, which were favorably affected by a tax benefit of $18.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $17.3 million, and the release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

Loss from Equity Method Investment

	Three Months Ended		Change	% Change
	June 30, 2023	June 30, 2022

	(in millions, except percentages)
Loss from equity method investment	$(5.3)	$(8.1)	$2.8	(35)%

Loss from equity method investment decreased $2.8 million during the three months ended June 30, 2023 compared to the same period last year, due to the decrease in our proportionate share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences.

Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended
	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$973.3	38%	$771.7	39%	$201.6	26%
Service	1,581.8	62	1,213.2	61	368.6	30
Total revenue	$2,555.1	100%	$1,984.9	100%	$570.2	29%
Revenue by geography:
Americas	$1,060.5	41%	$796.2	40%	$264.3	33%
EMEA	985.1	39	737.8	37	247.3	34
APAC	509.5	20	450.9	23	58.6	13
Total revenue	$2,555.1	100%	$1,984.9	100%	$570.2	29%

Total revenue increased $570.2 million, or 29%, during the six months ended June 30, 2023 compared to the same period last year. We continued to experience significant organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and EMEA contributing the largest portion of the increase on a percentage basis.

Product revenue increased $201.6 million, or 26%, during the six months ended June 30, 2023 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking and included the benefit of certain historical pricing actions, improving supply chain dynamics and changes in the backlog balance. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products.

Service revenue increased $368.6 million, or 30%, during the six months ended June 30, 2023 compared to the same period last year. FortiGuard and other security subscription revenue increased $225.7 million, or 35%, and technical support and other services revenue increased $142.9 million, or 26%, during the six months ended June 30, 2023 compared to the same period last year. Excluding Alaxala, technical support growth increased 27% during the six months ended June 30, 2023. The increases were primarily due to pricing actions in prior periods, strength in our SaaS offerings and the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions as well as FortiCare technical support and other services. FortiGuard outpaced technical support growth due to expansion of our SaaS-based security subscription service offerings, while technical support growth was impacted by the lower service revenue of Alaxala.

Of the service revenue recognized during the six months ended June 30, 2023, 81% was included in the deferred revenue balance as of December 31, 2022. Of the service revenue recognized during the six months ended June 30, 2022, 80% was included in the deferred revenue balance as of December 31, 2021. We expect service revenue will continue to increase throughout the remainder of 2023, as our business is expected to grow, and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, pricing actions, supply chain constraints, customers taking longer to buy their service and other risks.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$368.1	$316.2	$51.9	16%
Service	235.5	188.4	47.1	25%
Total cost of revenue	$603.6	$504.6	$99.0	20%
Gross margin (%):
Product	62.2%	59.0%
Service	85.1	84.5
Total gross margin	76.4%	74.6%

Total gross margin increased 1.8 percentage points during the six months ended June 30, 2023 compared to the same period last year, primarily driven by increased product and service gross margins and a shift in the revenue mix. As a percentage of total revenue, the revenue mix shifted 0.8 percentage points from product revenue to service revenue.

Product gross margin increased 3.2 percentage points during the six months ended June 30, 2023 compared to the same period last year. The product margin was primarily benefited from earlier pricing actions and lower expedite fees and freight costs, partially offset by higher inventory related reserve expense. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and the costs of materials used in production.

Service gross margin increased 0.6 percentage points during the six months ended June 30, 2023 compared to the same period last year. Cost of service revenue was comprised primarily of personnel and data center costs. The increase in service gross margin was primarily driven by pricing actions in earlier periods and the favorable impact of foreign currency fluctuations, partially offset by increased labor cost and our increased cloud delivery costs as we continue to expand our cloud to SASE delivery models.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$304.4	12%	$249.2	13%	$55.2	22%
Sales and marketing	994.2	39	803.1	41	191.1	24
General and administrative	102.7	4	84.0	4	18.7	22
Gain on IP matter	(2.3)	—	(2.3)	—	—	—
Total operating expenses	$1,399.0	55%	$1,134.0	57%	$265.0	23%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $55.2 million, or 22%, during the six months ended June 30, 2023 compared to the same period last year, primarily due to an increase of $41.3 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, product development costs increased by $8.7 million and depreciation expense and other occupancy-related expense increased by $3.4 million, partially offset by the favorable impact of foreign currency fluctuations.

Sales and marketing

Sales and marketing expense increased $191.1 million, or 24%, during the six months ended June 30, 2023 compared to the same period last year, primarily due to an increase of $140.7 million in personnel-related costs. We significantly increased our sales and pipeline generation capacity, including newer non-tenured sales people. The increase in headcount is expected to help drive global market revenue increases. In addition, marketing-related expense increased by $21.1 million, travel expense increased by $14.8 million and depreciation expense and other occupancy-related expense increased by $10.2 million, partially offset by the favorable impact of foreign currency fluctuations.

General and administrative

General and administrative expense increased $18.7 million, or 22%, during the six months ended June 30, 2023 compared to the same period last year, primarily due to an increase of $9.7 million in personnel-related costs, an increase of $8.2 million in legal and other professional service fees, partially offset by a decrease of $1.2 million in provision for expected credit losses.

Operating income and margin

We generated operating income of $552.5 million during the six months ended June 30, 2023, an increase of $206.2 million, or 60%, compared to $346.3 million in the same period last year. Operating income as a percentage of revenue increased to 21.6% during the six months ended June 30, 2023 compared to 17.4% in the same period last year, due to the stronger gross margin performance. The increase in our operating margin was primarily due to 1.8 percentage points increase in gross margin, and 1.6 percentage points, 0.7 percentage points and 0.2 percentage points decreases in sales and marketing expense, research and development expense and general and administrative expense as percentage of revenue, respectively.

Interest income, interest expense and other expense—net

	Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
	(in millions, except percentages)
Interest income	$52.2	$3.7	$48.5	1,311%
Interest expense	$(10.2)	$(9.0)	$(1.2)	13%
Other expense—net	$(4.2)	$(18.4)	$14.2	(77)%

Interest income increased $48.5 million during the six months ended June 30, 2023 compared to the same period last year, primarily as a result of higher interest rates and greater investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the six months ended June 30, 2023 compared to the same period last year. Other expense—net decreased by $14.2 million during the six months ended June 30, 2023 compared to the same period last year, due to a $10.9 million recovery in the loss on marketable equity securities and a $3.0 million decrease of foreign currency exchange loss.

Provision for (benefit from) income taxes

	Six Months Ended		Change	% Change
	June 30, 2023	June 30, 2022
	(in millions, except percentages)
Provision for (benefit from) income taxes	$48.9	$(5.7)	$54.6	(958)%
Effective tax rate (%)	8%	(2)%

Our effective tax rate was 8% for the six months ended June 30, 2023 compared to an effective tax rate of negative 2% for the same period last year. The provision for income taxes for the six months ended June 30, 2023 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $170.6 million. This provision for income taxes was favorably affected by a tax benefit of $64.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $39.6 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

The benefit from income taxes for the six months ended June 30, 2022 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $93.3 million, which were offset by a tax benefit of $33.3 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $49.5 million, and the release of reserves of $16.2 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

Loss from Equity Method Investment

	Six Months Ended		Change	% Change
	June 30, 2023	June 30, 2022

	(in millions, except percentages)
Loss from equity method investment	$(27.4)	$(16.6)	$(10.8)	65%

Loss from equity method investment increased $10.8 million during the six months ended June 30, 2023 compared to the same period last year, due to the increase in our proportionate share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences from prior quarter.

Liquidity and Capital Resources

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$2,376.3	$1,682.9
Short-term and long-term investments	919.3	548.1
Marketable equity securities	22.1	25.5
Total cash, cash equivalents, investments and marketable equity securities	$3,317.7	$2,256.5
Working capital	$1,377.5	$732.0

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in millions)
Net cash provided by operating activities	$1,192.6	$719.5
Net cash provided by (used in) investing activities	(466.5)	248.7
Net cash used in financing activities	(31.4)	(1,576.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(1.0)
Net increase (decrease) in cash and cash equivalents	$693.4	$(609.1)

Liquidity and capital resources are primarily impacted by our operating activities, as well as payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures, proceeds from the issuance of common stock, cash used for stock repurchases and the timing of income tax payments. In accordance with disaster relief announced by the Internal Revenue Service, we have postponed U.S. federal tax payments from the second quarter of 2023 to the fourth quarter of 2023. We expect to postpone additional U.S. federal tax payments from the third quarter of 2023 to the fourth quarter of 2023, and we expect that our cash payments for income taxes to be significantly higher, in the range of $370.0 million to $380.0 million in the fourth quarter of 2023.

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023, our board of directors approved a $1.0 billion increase in the authorized amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.25 billion of our outstanding common stock through February 29, 2024. There were no shares repurchased under the Repurchase Program during the six months ended June 30, 2023. In July 2023, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchase to $6.75 billion of our outstanding common stock through February 29, 2024. As of August 7, 2023, approximately $1.87 billion remained available for future share repurchases.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $225 million and $275 million in the second half of 2023.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 10, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of June 30, 2023, the long-term debt, net of unamortized discount and debt issuance costs, was $991.3 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. These purchase commitments as of June 30, 2023 totaled $1.01 billion, a decrease of $324.8 million compared to $1.34 billion as of December 31, 2022 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages. Our agreements secured supply and pricing for certain product components commitments with contract manufacturers to meet customer demand and to address extended lead times. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2023, we had $84.6 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, our cash, cash equivalents, short-term and long-term investments of $3.30 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities and municipal bonds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $208.0 million as of June 30, 2023 and $218.1 million as of December 31, 2022.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash tax payments and macroeconomic impacts such as rising inflation and interest rates; the war in Ukraine; and instability in the global banking system. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, accounts receivable—net, deferred contract costs, income taxes payable, deferred tax assets and inventory.

Our operating activities during the six months ended June 30, 2023 provided cash flows of $1.19 billion, an increase of $473.1 million compared to the same period last year, as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our FortiGuard and other security subscription services and FortiCare technical support services to new and existing customers, as reflected by an increase of $489.3 million in our deferred revenue during the six months ended June 30, 2023. In addition, changes in operating assets and liabilities were driven by a decrease of $179.0 million in accounts receivable—net, an increase of $168.5 million in deferred contract costs, an increase of $161.8 million in deferred tax assets, an increase of $156.9 million in income taxes payable as we deferred our U.S. federal tax payments in the second quarter of 2023 following the disaster relief provided by the Internal Revenue Service and an increase of $130.2 million in inventory.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments and purchases of property and equipment. Historically, in making a lease-versus-ownership decision related to warehouse, office or data space, we have considered various factors including financial metrics, expected long-term growth rates, time to market and changes in asset values. In certain cases, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the six months ended June 30, 2023, cash used in investing activities was $466.5 million, primarily driven by $359.5 million spent for purchases of investments, net of maturities and sales of investments and $107.1 million of purchases of property and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the six months ended June 30, 2023, cash used in financing activities was $31.4 million, primarily driven by $30.4 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2023 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, tensions between China and Taiwan, or other factors;

•sales strategy, productivity and execution, and our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers, including customer demand for platform solutions like ours versus point solutions;

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as epidemics and pandemics, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks;

•inventory management, including future inventory purchase order commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase order commitments and lead to price decreases;

•based on supply chain shortages, including component and other shortages, our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we fulfill, ship and bill during a quarter to satisfy backlog, this will increase our aggregate billings and revenue during any particular quarter;

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

•execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on the convergence of networking and security, vendor consolidation of various cyber security solutions, SD-WAN, infrastructure security, security operations, SASE and other cloud security solutions, endpoint protection, and IoT and OT security opportunities;

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

•changes in the growth rates of the network security market in particular and other security and networking markets, such as SD-WAN, OT, switches, access points, security operations, SASE and other cloud solutions for which we and our competitors sell products and services;

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

•possible impairments or acceleration of depreciation of our existing real estate due to our current real estate investments and future acquisition and development plans; and

•legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment, regional component bans, and requirements for local manufacture.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, increasing or decreasing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine each could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

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

•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties;

•unanticipated environmental issues and geological problems;

•delays related to permitting and approvals to open from public agencies and utility companies;

•unexpected lack of power access;

•failure or inability for any reason to meet customer requirements;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 29% of our total net accounts receivable as of June 30, 2023.

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

Six distributor customers accounted for 66% of our total net accounts receivable in the aggregate as of June 30, 2023. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

We provide sales channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including some of our largest partners, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our product and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed quarterly quotas, we have historically received a substantial portion of each quarter’s sales orders and generated a substantial portion of each quarter’s billings and revenue during the last two weeks of the quarter. We typically arrange for a logistics partner to pick up the last shipment of our products a few hours prior to the end of the quarter, and a delay in the arrival of the logistics partner or other factors such as a power outage could prevent us from shipping and billing for a material amount of products for which we have orders. Further, it is possible that the dollar value of these products intended to be shipped late on the last day of the quarter may be material. Additionally, our service billings are dependent on the completion of certain automated processes by our internal business management systems, some of which cannot be performed until after the related products have been shipped. If we do not have enough time after shipping our products for our systems to perform these processes prior to the end of the quarter, we have system issues that prevent processing in time to realize service billings in a quarter, or there are delays in deals closing or deals are lost, we will not be able to bill and realize billings for those services until possibly the following quarter at the earliest, which may materially negatively impact our billings for a particular quarter. We implemented a cloud-based quoting tool to help provide our sales team with the ability to have faster quote generation, reduce quote errors and increase sales productivity. Our ability to integrate the data from this tool into our order processing may cause order processing delays that could have an effect on our financial results. Our billings and revenue for any quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price, if expected orders at the end of any quarter are delayed or deals are lost for any reason or our ability to fulfill orders at the end of any quarter is hindered for any reason, including, among others:

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

As of June 30, 2023, we had an aggregate of $991.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•longer sales cycles and the associated risk that deals are delayed and that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products and services;

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our Enhanced Platform Technology products, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

In addition, in light of macroeconomic trends and in the event of sales execution challenges for any reason, we may face excess sales capacity, low sales productivity generally, and a decline in productivity in our sales organization. If we are not able to align our sales capacity and market demand, or if the productivity of our sales organization decreases, our operating results and financial condition could be harmed.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Arista Networks, Inc., Aruba Networks, LLC, Barracuda Networks, Inc., Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc., F5 Networks, Inc., Huawei Technologies Co., Ltd., Juniper Networks, Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, Trend Micro Incorporated, VMware, Inc. and Zscaler, Inc. (“Zscaler”).

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

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. Our competitors and potential competitors may also be able to develop products or services, and leverage new business models, that are equal or superior to ours, achieve greater market acceptance of their products and services, disrupt our markets, and increase sales by utilizing different distribution channels than we do. For example, certain of our competitors are focusing on delivering security services from the cloud which include cloud-based security providers, such as CrowdStrike and Zscaler. In addition, current or potential competitors may be acquired by third parties with greater available resources, and new competitors may arise pursuant to acquisitions of network security companies or divisions. As a result of such acquisitions, competition in our market may continue to increase and our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly than we do. In addition, our competitors may bundle products and services competitive with ours with other products and services. Customers may accept these bundled products and services rather than separately purchasing our products and services. As our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis. Due to budget constraints or economic downturns, organizations may be more willing to incrementally add solutions to their existing network security infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer customer orders, reduced revenue and gross margins and loss of market share.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 90% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems or strike or other labor disruption at one of our manufacturing partners or locations or at shipping ports or locations, would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced, and are currently experiencing, shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. . This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

We provide certain of our major North America distributors with price protection rights for inventories of our products held by them. If we reduce the list price of our products, as we have recently done, certain North America distributors receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of certain of our major North America distributors’ inventories. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

The sales prices of our products and services may decrease, which may reduce our gross profits and operating margin and may adversely impact our financial results and the trading price of our common stock.

The sales prices for our products and services may decline for a variety of reasons or our product mix may change, resulting in lower growth and margins based on a number of factors, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. We have recently conducted such price decreases. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

Actual, possible or perceived defects, errors or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security incident, or the misuse of our products could harm our operational results and reputation.

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Following a period of internal review and sometimes other steps, our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. There can be no assurance, however, that such posts will be sufficiently timely, accurate or complete or that those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to certain other companies in other industries because we are a security company. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively or correctly update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to anticipate or add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security incident or infection of the network of one of our end-customers, regardless of whether the incident is attributable to the failure of our products or services to prevent or detect the security incident, or any actual or perceived security risk in our supply chain, could adversely affect the market’s perception of our security products and services, cause customers and customer prospects not to buy from us and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused or misconfigured by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

•the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•the loss of existing or potential end-customers or channel partners;

•delayed or lost revenue;

•delay or failure to attain market acceptance;

•negative publicity and harm to our reputation; and

•disclosure requirements, litigation, regulatory inquiries or investigations that may be costly and harm our reputation and, in some instances, subject us to potential liability that is not contractually limited.

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

False detection of vulnerabilities, viruses or security incidents or false identification of spam or spyware could adversely affect our business.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Amazon Web Services, Microsoft Azure and Google Cloud, co-location providers, such as Equinix, and our own data centers and PoPs, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

In addition, there has been a general increase in phishing attempts and spam emails as well as social engineering attempts from hackers, and many of our employees continue to work remotely which may pose additional data security risks in the event remote work environments are not as secure as office environments. Any security incident could negatively impact our reputation and results of operations.

If we do not appropriately manage any future growth, including through the expansion of our real estate facilities, or are unable to improve our systems, processes and controls, our operating results will be negatively affected.

We rely heavily on information technology to help manage critical functions such as order configuration, pricing and quoting, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, our order processing relies on both manual data entry of customer purchase orders received through email and electronic data interchange (EDI). Due to the use of manual processes and the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

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

From time to time, we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, such as the Alorica litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion.

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

For example, the GDPR imposes stringent data handling requirements on companies that operate in the EU or receive or process personal data about individuals in the EU in certain contexts. Non-compliance with the GDPR could result in data protection audits and significant penalties, heavy fines imposed on us and bans on other businesses’ use of our services. Compliance with, and the other burdens imposed by, the GDPR and local regulatory authorities may limit our ability to operate or expand our business in the EU and could adversely impact our operating results. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for the transfer of GDPR-regulated personal data to recipients in the United States and calling into question the validity of certain popular alternative mechanisms for addressing GDPR restrictions on transfers to the United States and other areas where we operate. The Privacy Shield has now been replaced with the EU-U.S. Data Privacy Framework following certain changes to U.S. law intended to address the concerns underlying that court decision with respect to transfers of personal data to the United States. However, there remains a possibility that our business could be negatively impacted by restrictions on transfers of GDPR-regulated personal data (including transfers made by our customers) to other areas we operate. In addition, it is possible that the updates to U.S. law may ultimately be deemed insufficient in a court case similar to the one that invalidated Privacy Shield. The mere possibility of this outcome, and our reliance on global data transfers within our corporate family and between us and our service providers, may create challenges for us to compete with companies that may be able to offer services in which personal data never exits the EU, thereby avoiding risks of noncompliance with GDPR data transfer restrictions.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The CCPA was expanded pursuant to the California Privacy Rights Act, which was passed in 2020 and became effective in 2023. Other states have since passed similar laws, adding to the complexity of compliance with overlapping and sometimes conflicting requirements. The costs of compliance with and the penalties for violations of the GDPR, the CCPA and other laws, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business. For example, our sales cycles may lengthen and face an increased risk of failure as customers take more time to vet our services for compliance with these legal requirements and to negotiate data-related contract terms with us, causing delays or loss of revenue.

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

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target Net-Zero on Scope 1 and Scope 2 emissions resulting from our owned facilities worldwide by 2030 or our commitment to the Paris Agreement via the Science Based Targets Initiative, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC has also proposed a draft rule that requires climate disclosures in financial filings. To the extent the SEC proposal becomes effective for our company, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-

related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, exposure to additional tax liabilities or impacts from the timing of tax payments.

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

•the timing of tax payments;

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business or if our results or forecasts fail to meet the expectations of research analysts and investors, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline. If securities analysts publish inaccurate positive information, stockholders could buy our stock and the stock price may later decline.

The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2023, the closing price of our common stock ranged from $47.45 to $75.59 per share.

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, and in July 2023, our board of directors approved an additional $500 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the remaining aggregate amount authorized to be repurchased to $1.87 billion as of August 7, 2023. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, and economic challenges caused by the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended June 30, 2023. As of June 30, 2023, $1.53 billion remained available for future share repurchases under the Repurchase Program.

In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, respectively, bringing the aggregate amount authorized to be repurchased to $6.75 billion of our outstanding common stock through February 29, 2024. As of August 7, 2023, approximately $1.87 billion remained available for future share repurchases.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On June 9, 2023, William Neukom, one of our directors, entered into a pre-arranged written stock purchase plan in accordance with Rule 10b5-1 (the “Rule 10b5-1 Plan”) under the Exchange Act for the purchase of shares of our common stock.

The Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Neukom’s Rule 10b5-1 Plan provides for the potential purchase of up to $35,000 worth of shares per purchase period of our common stock at its market price on six specific dates as specified in the Rule 10b5-1 Plan between September 8, 2023 and December 7, 2024.

The Rule 10b5-1 Plan includes a representation from Mr. Neukom to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Neukom was unaware, or with respect to any material nonpublic information acquired by Mr. Neukom or us after the date of the representation.

Once executed, transactions under the Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Neukom or our other officers or directors.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

3.1	Majority Vote Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.1

3.2	Officer Exculpation Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.2

3.3*	Restated Certificate of Incorporation

3.4	Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.3

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2023
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2023
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)