Form 10-Q
period 2023-09-30
Fortinet, Inc.
filed 2023-11-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of November 3, 2023, there were 767,909,603 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, increasing or decreasing interest rates, instability in the global banking system or reduced information technology spending, including firewall, security and networking spending, may adversely impact our business.

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

•Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we have fulfilled, shipped and billed during a quarter to satisfy backlog, this has increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings have become more challenging and may become increasingly challenging.

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

•A portion of our revenue is generated by sales to U.S. and foreign government organizations and other customers, which are subject to a number of regulatory requirements, challenges and risks.

•The war in Ukraine, its related macroeconomic effects and our decision to reduce operations in Russia and the Israel-Hamas war have affected and may continue to affect our business.

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

•Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements, wars and foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, could adversely affect our business and financial performance.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,186.8	$1,682.9
Short-term investments	962.2	502.6
Marketable equity securities	19.8	25.5
Accounts receivable—net	1,013.8	1,261.7
Inventory	467.5	264.6
Prepaid expenses and other current assets	102.6	73.1
Total current assets	4,752.7	3,810.4
LONG-TERM INVESTMENTS	1.5	45.5
PROPERTY AND EQUIPMENT—NET	1,038.0	898.5
DEFERRED CONTRACT COSTS	569.9	518.2
DEFERRED TAX ASSETS	788.5	569.4
GOODWILL	125.4	128.0
OTHER INTANGIBLE ASSETS—NET	39.6	56.0
OTHER ASSETS	163.7	202.0
TOTAL ASSETS	$7,479.3	$6,228.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$253.9	$243.4
Accrued liabilities	317.2	248.7
Accrued payroll and compensation	210.5	219.4
Income taxes payable	220.1	17.6
Deferred revenue	2,647.3	2,349.3
Total current liabilities	3,649.0	3,078.4
DEFERRED REVENUE	2,638.0	2,291.0
INCOME TAX LIABILITIES	61.8	67.8
LONG-TERM DEBT	991.8	990.4
OTHER LIABILITIES	64.6	82.0
Total liabilities	7,405.2	6,509.6
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 776.3 and 781.5 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	0.8	0.8
Additional paid-in capital	1,397.0	1,284.2
Accumulated other comprehensive loss	(24.3)	(20.2)
Accumulated deficit	(1,299.4)	(1,546.4)
Total stockholders’ equity (deficit)	74.1	(281.6)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,479.3	$6,228.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUE:
Product	$465.9	$468.7	$1,439.2	$1,240.4
Service	868.7	680.8	2,450.5	1,894.0
Total revenue	1,334.6	1,149.5	3,889.7	3,134.4
COST OF REVENUE:
Product	198.3	185.2	566.4	501.4
Service	119.4	97.8	354.9	286.2
Total cost of revenue	317.7	283.0	921.3	787.6
GROSS PROFIT:
Product	267.6	283.5	872.8	739.0
Service	749.3	583.0	2,095.6	1,607.8
Total gross profit	1,016.9	866.5	2,968.4	2,346.8
OPERATING EXPENSES:
Research and development	156.9	134.3	461.3	383.5
Sales and marketing	504.4	427.1	1,498.6	1,230.2
General and administrative	53.5	40.7	156.2	124.7
Gain on intellectual property matter	(1.1)	(1.1)	(3.4)	(3.4)
Total operating expenses	713.7	601.0	2,112.7	1,735.0
OPERATING INCOME	303.2	265.5	855.7	611.8
INTEREST INCOME	37.0	4.6	89.2	8.3
INTEREST EXPENSE	(5.4)	(4.5)	(15.6)	(13.5)
OTHER EXPENSE—NET	(7.0)	(0.9)	(11.2)	(19.3)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENT	327.8	264.7	918.1	587.3
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(0.3)	27.3	48.6	21.6
LOSS FROM EQUITY METHOD INVESTMENT	(5.2)	(6.3)	(32.6)	(22.9)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	322.9	231.1	836.9	542.8
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	—	(0.5)	—	(0.7)
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$322.9	$231.6	$836.9	$543.5
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$0.41	$0.29	$1.07	$0.68
Diluted	$0.41	$0.29	$1.05	$0.67
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	781.2	786.2	783.1	795.0
Diluted	791.2	798.6	793.5	809.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income including non-controlling interests	$322.9	$231.1	$836.9	$542.8
Other comprehensive loss:
Change in foreign currency translation	(2.4)	(3.7)	(9.9)	(16.5)
Change in unrealized gains (losses) on investments	1.6	1.0	7.5	(10.7)
Less: tax provision (benefit) related to items of other comprehensive income or loss	0.4	0.3	1.7	(2.4)
Other comprehensive loss	(1.2)	(3.0)	(4.1)	(24.8)
Comprehensive income including non-controlling interests	321.7	228.1	832.8	518.0
Less: comprehensive loss attributable to non-controlling interests	—	(1.4)	—	(4.8)
Comprehensive income attributable to Fortinet, Inc.	$321.7	$229.5	$832.8	$522.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$—	$321.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.1	—	(25.1)	—	—	—	(25.1)
Repurchase and retirement of common stock	(10.4)	—	(15.3)	—	(589.9)	—	(605.2)
Excise tax on net stock repurchases	—	—	(2.8)	—	—	—	(2.8)
Stock-based compensation expense	—	—	64.3	—	—	—	64.3
Net unrealized gain on investments - net of tax	—	—	—	1.2	—	—	1.2
Foreign currency translation adjustment	—	—	—	(2.4)	—	—	(2.4)
Net income	—	—	—	—	322.9	—	322.9
BALANCE—September 30, 2023	776.3	$0.8	$1,397.0	$(24.3)	$(1,299.4)	$—	$74.1

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total (Deficit)
	Shares	Amount
BALANCE—June 30, 2022	788.4	$0.8	$1,237.3	$(23.4)	$(1,607.6)	$13.3	$(379.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.9	—	(26.0)	—	—	—	(26.0)
Repurchase and retirement of common stock	(10.2)	—	(15.8)	—	(484.2)	—	(500.0)
Stock-based compensation expense	—	—	54.7	—	—	—	54.7
Net unrealized gain on investments - net of tax	—	—	—	0.7	—	—	0.7
Foreign currency translation adjustment	—	—	—	(2.8)	—	(0.9)	(3.7)
Net income (loss)	—	—	—	—	231.6	(0.5)	231.1
BALANCE—September 30, 2022	780.1	$0.8	$1,250.2	$(25.5)	$(1,860.2)	$11.9	$(622.8)
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$—	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.2	—	(54.7)	—	—	—	(54.7)
Repurchase and retirement of common stock	(10.4)	—	(15.3)	—	(589.9)	—	(605.2)
Excise tax on net stock repurchases	—	—	(2.8)	—	—	—	(2.8)
Stock-based compensation expense	—	—	185.6	—	—	—	185.6
Net unrealized gain on investments - net of tax	—	—	—	5.8	—	—	5.8
Foreign currency translation adjustment	—	—	—	(9.9)	—	—	(9.9)
Net income	—	—	—	—	836.9	—	836.9
BALANCE—September 30, 2023	776.3	$0.8	$1,397.0	$(24.3)	$(1,299.4)	$—	$74.1

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.1	—	(110.6)	—	—	—	(110.6)
Repurchase and retirement of common stock	(36.0)	—	(55.4)	—	(1,935.8)	—	(1,991.2)
Stock-based compensation expense	—	—	162.6	—	—	—	162.6
Net unrealized loss on investments - net of tax	—	—	—	(8.3)	—	—	(8.3)
Foreign currency translation adjustment	—	—	—	(12.4)	—	(4.1)	(16.5)
Net income (loss)	—	—	—	—	543.5	(0.7)	542.8
BALANCE—September 30, 2022	780.1	$0.8	$1,250.2	$(25.5)	$(1,860.2)	$11.9	$(622.8)
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$836.9	$542.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	185.6	162.6
Amortization of deferred contract costs	195.9	163.8
Depreciation and amortization	83.2	77.0
Amortization of investment premiums (discounts)	(16.1)	3.6
Loss from equity method investment	32.6	22.9
Other	13.7	21.2
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	243.4	(162.7)
Inventory	(231.0)	(59.7)
Prepaid expenses and other current assets	(29.3)	(7.6)
Deferred contract costs	(247.5)	(221.0)
Deferred tax assets	(221.7)	(172.0)
Other assets	13.5	(13.9)
Accounts payable	10.4	78.6
Accrued liabilities	56.9	33.7
Accrued payroll and compensation	(8.0)	(3.2)
Income taxes payable	196.8	(5.9)
Other liabilities	(17.7)	(0.5)
Deferred revenue	646.2	742.8
Net cash provided by operating activities	1,743.8	1,202.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,327.6)	(389.1)
Sales of investments	4.0	3.0
Maturities of investments	931.5	1,182.9
Purchases of property and equipment	(177.2)	(250.3)
Purchase of investment in privately held company	(8.5)	—
Other	0.1	—
Net cash provided by (used in) investing activities	(577.7)	546.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(604.3)	(1,991.2)
Proceeds from issuance of common stock	36.0	21.7
Taxes paid related to net share settlement of equity awards	(90.8)	(132.1)
Other	(1.2)	(1.3)
Net cash used in financing activities	(660.3)	(2,102.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.9)	(1.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	503.9	(355.1)
CASH AND CASH EQUIVALENTS—Beginning of period	1,682.9	1,319.1
CASH AND CASH EQUIVALENTS—End of period	$2,186.8	$964.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$84.9	$197.6
Operating lease liabilities arising from obtaining right-of-use assets	$14.3	$36.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$24.5	$13.1
Liability for purchase of property and equipment	$24.7	$25.3
Liability incurred for repurchase of common stock	$0.9	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements for the year ended December 31, 2022.

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

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product	$465.9	$468.7	$1,439.2	$1,240.4
Service:
Security subscription	494.6	369.8	1,373.6	1,023.1
Technical support and other	374.1	311.0	1,076.9	870.9
Total service revenue	868.7	680.8	2,450.5	1,894.0
Total revenue	$1,334.6	$1,149.5	$3,889.7	$3,134.4

Deferred Revenue

During the three and nine months ended September 30, 2023, we recognized $514.3 million and $1.80 billion in service revenue that was included in the deferred revenue balance as of December 31, 2022, respectively. During the three and nine months ended September 30, 2022, we recognized $401.9 million and $1.37 billion in service revenue that was included in the deferred revenue balance as of December 31, 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.30 billion, which was substantially comprised of deferred security subscription, technical support services revenue and unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.66 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $5.3 million and $3.6 million as of September 30, 2023 and December 31, 2022, respectively. Provisions, write-offs and recoveries were not material during the nine months ended September 30, 2023 and 2022.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended September 30, 2023 and 2022 were $68.0 million and $56.7 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2023 and 2022 were $195.9 million and $163.8 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Securities

The following tables summarize our available-for-sale securities (in millions):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$423.4	$0.1	$(0.5)	$423.0
Commercial paper	400.0	—	(0.3)	399.7
Certificates of deposit and term deposits	73.5	—	—	73.5
Corporate debt securities	68.0	—	(0.5)	67.5
Total available-for-sale securities	$964.9	$0.1	$(1.3)	$963.7

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$198.0	$—	$(4.4)	$193.6
Commercial paper	26.5	—	(0.1)	26.4
Certificates of deposit and term deposits	34.2	—	—	34.2
Corporate debt securities	293.0	—	(4.1)	288.9
Municipal bonds	5.1	—	(0.1)	5.0
Total available-for-sale securities	$556.8	$—	$(8.7)	$548.1

The following tables show the gross unrealized losses and the related fair values of our available-for-sale securities that have been in a continuous unrealized loss position (in millions):

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$159.1	$(0.1)	$32.6	$(0.4)	$191.7	$(0.5)
Commercial paper	376.6	(0.3)	—	—	376.6	(0.3)
Corporate debt securities	15.3	—	46.4	(0.5)	61.7	(0.5)
Total available-for-sale securities	$551.0	$(0.4)	$79.0	$(0.9)	$630.0	$(1.3)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$3.9	$(0.1)	$189.8	$(4.3)	$193.7	$(4.4)
Commercial paper	26.4	(0.1)	—	—	26.4	(0.1)
Corporate debt securities	90.5	(0.8)	190.0	(3.3)	280.5	(4.1)
Municipal bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale securities	$125.8	$(1.1)	$379.8	$(7.6)	$505.6	$(8.7)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	September 30, 2023	December 31, 2022
Due within one year	$962.2	$502.6
Due within one to three years	1.5	45.5
Total	$963.7	$548.1

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

Marketable Equity Securities

Our marketable equity securities were $19.8 million and $25.5 million as of September 30, 2023 and December 31, 2022. The changes in fair value of our marketable equity securities are recorded in other expense—net on the condensed consolidated statements of income. We recognized a $2.3 million and $5.7 million loss during the three and nine months ended September 30, 2023, respectively. We recognized a $2.6 million gain and a $11.7 million loss during the three and nine months ended September 30, 2022, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2023				December 31, 2022
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$474.1	$402.4	$71.7	$—	$268.6	$259.3	$9.3	$—
Commercial paper	439.5	—	439.5	—	115.8	—	115.8	—
Certificates of deposit and term deposits	93.5	—	93.5	—	50.4	—	50.4	—
Corporate debt securities	67.5	—	67.5	—	288.9	—	288.9	—
Money market funds	325.0	325.0	—	—	593.9	593.9	—	—
Municipal bonds	—	—	—	—	5.0	—	5.0	—
Marketable equity securities	19.8	19.8	—	—	25.5	25.5	—	—
Total	$1,419.4	$747.2	$672.2	$—	$1,348.1	$878.7	$469.4	$—

Reported as:
Cash equivalents	$435.9				$774.5
Marketable equity securities	19.8				25.5
Short-term investments	962.2				502.6
Long-term investments	1.5				45.5
Total	$1,419.4				$1,348.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2023 and year ended December 31, 2022.

4.     INVENTORY

Inventory consisted of (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$77.5	$46.3
Work in process	8.0	12.0
Finished goods	382.0	206.3
Inventory	$467.5	$264.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	September 30, 2023	December 31, 2022
Land	$351.7	$310.0
Buildings and improvements	591.7	490.3
Computer equipment and software	252.3	222.7
Leasehold improvements	60.6	53.5
Evaluation units	27.5	19.2
Furniture and fixtures	30.5	31.3
Construction-in-progress	55.8	51.7
Total property and equipment	1,370.1	1,178.7
Less: accumulated depreciation	(332.1)	(280.2)
Property and equipment—net	$1,038.0	$898.5

During the three months ended June 30, 2023, we purchased certain real estate in Spain and the United States for a total purchase price of $51.9 million. The purchases were accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and buildings and improvements based on their relative fair values. The total purchase price was allocated as $6.5 million to land and $45.4 million to buildings and improvements.

During the three months ended September 30, 2023, we purchased certain real estate in Australia for a total purchase price of $41.3 million. The purchase was accounted for under the asset acquisition method. The cost of the assets acquired was allocated to land and construction-in-progress based on their relative fair values. The total purchase price was allocated as $21.5 million to land and $19.8 million to construction-in-progress.

Depreciation expense was $23.9 million and $21.2 million during the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $69.6 million and $59.4 million during the nine months ended September 30, 2023 and 2022, respectively.

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

We have concluded that our investment in Linksys is an in-substance common stock investment and that we do not hold an absolute controlling financial interest in Linksys, but that we have the ability to exercise significant influence over the operating and financial policies of Linksys. Determining that we have significant influence but not control over the operating and financial policies of Linksys required significant judgement of many factors, including but not limited to the ownership interest in Linksys, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions of Linksys in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting. We record our share of Linksys’ financial results on a three-month lag basis. We determined that there was a basis difference between the cost of our investment in Linksys and the amount of underlying equity in net assets of Linksys. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $5.2 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $32.6 million and $22.9 million for the nine months ended September 30, 2023 and 2022, respectively, and has been recorded in loss from equity method investment on the condensed consolidated statements of income. The carrying amount of our Linksys investment was $51.6 million and $84.3 million as of September 30, 2023 and December 31, 2022, respectively, and the investment was included in other assets on our condensed consolidated balance sheets.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2022, we recorded a non-cash charge of $22.2 million related to other-than-temporary impairment (“OTTI”) recognized on our equity method investment in Linksys and our proportionate share of Linksys' financial results included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys. Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an OTTI during the three months ended September 30, 2023. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an additional OTTI has not occurred as of September 30, 2023. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the results and disclosures of Linksys.

Other Investment

On August 1, 2023, we invested $8.5 million in cash for a 19.5% ownership interest in the outstanding common stock of a privately held company that provides rugged ethernet switches, 4G/5G industrial routers and media converters for critical infrastructure customers. We accounted for our investment as an equity method investment since we have the ability to exercise significant influence, but not control, over the operating and financial policies of the privately-held company.

We will record our proportionate share of the company’s financial results on a three-month lag basis and will present it in loss from equity method investments—net on the condensed consolidated statements of income.

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2022	$128.0
Foreign currency translation adjustments	(2.6)
Balance—September 30, 2023	$125.4

There were no impairments to goodwill during the nine months ended September 30, 2023 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$82.3	$59.7	$22.6
Customer relationships	7.0	30.0	16.7	13.3
Trade name	10.0	4.7	1.0	3.7
Backlog	1.0	3.7	3.7	—
Total other intangible assets—net		$120.7	$81.1	$39.6

	December 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$85.1	$50.3	$34.8
Customer relationships	7.1	31.0	14.4	16.6
Trade name	10.0	5.3	0.7	4.6
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.6	$69.6	$56.0

Amortization expense was $4.4 million and $5.2 million during the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $13.6 million and $17.6 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2023 (the remainder of 2023)	$4.0
2024	12.7
2025	8.2
2026	4.1
2027	3.8
Thereafter	6.8
Total	$39.6

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income including non-controlling interests	$322.9	$231.1	$836.9	$542.8
Net loss attributable to non-controlling interests	—	(0.5)	—	(0.7)
Net income attributable to Fortinet, Inc.	$322.9	$231.6	$836.9	$543.5

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	781.2	786.2	783.1	795.0
Diluted shares:
Weighted-average common stock outstanding-basic	781.2	786.2	783.1	795.0
Effect of potentially dilutive securities:
RSUs	3.5	4.9	3.8	6.6
Stock options	6.2	7.5	6.4	8.2
PSUs	0.3	—	0.2	—
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	791.2	798.6	793.5	809.8
Net income per share attributable to Fortinet, Inc.:
Basic	$0.41	$0.29	$1.07	$0.68
Diluted	$0.41	$0.29	$1.05	$0.67

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
RSUs	—	2.5	0.6	1.1
Stock options	3.0	1.6	2.8	1.4
Total	3.0	4.1	3.4	2.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of September 30, 2023 and December 31, 2022, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2023	December 31, 2022
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				8.2	9.6
Total long-term debt				$991.8	$990.4

As of September 30, 2023 and December 31, 2022, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended September 30, 2023 and 2022, we recorded $4.5 million and $4.4 million of total interest expense in relation to these Senior Notes in each quarter, respectively. During the nine months ended September 30, 2023 and 2022, we recorded $13.5 million and $13.4 million of total interest expense in relation to the Senior Notes in each period, respectively. No interest costs were capitalized for the nine months ended September 30, 2023 and 2022, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $834.8 million, including accrued and unpaid interest, as of September 30, 2023. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2023 (in millions):

	Total	2023	Thereafter
Inventory purchase commitments	$820.6	$608.5	$212.1

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for lead times, changes in supplier delivery commitments and other supply chain matters and market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers, which are non-cancelable. As of September 30, 2023, we had $820.6 million of open purchase orders with our independent contract manufacturers that consist of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. We recorded a liability

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for non-cancelable inventory purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of September 30, 2023, the liability for these inventory purchase commitments was $64.6 million and was included in accrued liabilities. As of December 31, 2022, the liability for these purchase commitments was not material. The expense related to such accrued liability for inventory purchase commitments was $36.9 million and $59.3 million during the three and nine months ended September 30, 2023, respectively, and was recorded in product cost of revenue on the condensed consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of September 30, 2023, we had $76.8 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of September 30, 2023, we had $89.5 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of September 30, 2023, and December 31, 2022.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica has alleged breach of warranty and misrepresentation claims, which we deny. Fact discovery closed during the quarter ended June 30, 2023. Although we believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and an unfavorable ruling could occur, which may result in a material adverse impact on our business, financial position, results of operations and cash flows. No loss accrual had been recorded as of September 30, 2023 or December 31, 2022 related to this litigation.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of September 30, 2023, there were a total of 53.3 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2022	10.5	$40.94
Granted	4.5	60.85
Forfeited	(0.6)	48.33
Vested	(4.3)	34.88
Balance—September 30, 2023	10.1	$51.91

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2023, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $460.9 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Shares withheld for taxes	0.4	0.5	1.5	2.2
Amount withheld for taxes	$31.0	$32.0	$90.7	$132.1

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expected term in years	4.4	4.4	4.4	4.4
Volatility	42.8%	42.5%	42.0%	41.2%
Risk-free interest rate	4.5%	3.1%	4.2%	2.0%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	13.2	$24.37	3.5	$344.8
Granted	1.3	60.59
Forfeited	(0.1)	47.86
Exercised	(2.4)	14.89
Balance—September 30, 2023	12.0	$29.95
Options vested and expected to vest—September 30, 2023	12.0	$29.95	3.4	$350.2
Options exercisable—September 30, 2023	8.4	$21.24	2.6	$317.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2023, total compensation expense related to unvested stock options granted to employees but not yet recognized was $61.4 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-average fair value per share granted	$23.67	$20.22	$24.37	$22.09
Intrinsic value of options exercised	$13.9	$29.7	$110.9	$73.3
Fair value of options vested	$6.1	$4.8	$23.5	$19.8

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

We granted approximately 0.3 million shares of PSU awards with a grant date fair value of $90.96 per share to certain of our executives during the first quarter of 2023. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. None of these PSU awards were vested or forfeited during the nine months ended September 30, 2023.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2023, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $19.4 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of product revenue	$0.4	$0.5	$1.3	$1.3
Cost of service revenue	6.1	4.8	17.2	14.0
Research and development	20.0	16.7	57.0	47.9
Sales and marketing	28.5	25.9	84.1	79.0
General and administrative	9.9	7.4	28.0	22.3
Total stock-based compensation expense	$64.9	$55.3	$187.6	$164.5

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
RSUs	$54.2	$48.9	$158.4	$146.2
Stock options	7.5	6.4	21.5	18.3
PSUs	3.2	—	7.7	—
Total stock-based compensation expense	$64.9	$55.3	$187.6	$164.5

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income tax benefit associated with stock-based compensation	$14.3	$12.2	$41.4	$36.2

Share Repurchase Program

In February 2023, our board of directors approved an extension of the Repurchase Program originally approved by our board of directors in January 2016 to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized amount under the Repurchase Program, respectively, bringing the aggregate amount authorized to be repurchased to $6.75 billion of our outstanding common stock through February 29, 2024. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine months ended September 30, 2023, we repurchased 10.4 million shares of common stock under the Repurchase Program in open-market transactions at a weighted-average price of $58.43 per share, for an aggregate purchase price of $605.2 million, which excludes a $2.8 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of September 30, 2023, $1.42 billion remained available for future share repurchases under the Repurchase Program.

13.    INCOME TAXES

Our effective tax rate was 0% for the three months ended September 30, 2023, compared to an effective tax rate of 10% for the same period last year. Our effective tax rate was 5% for the nine months ended September 30, 2023, compared to an effective tax rate of 4% for the same period last year. The tax rates for the three months ended September 30, 2023 and 2022 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $50.2 million and $75.5 million, respectively. The tax rate for the three months ended September 30, 2023 was impacted by a tax benefit of $41.9 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $8.6 million. The tax rate for the three months ended September 30, 2022 was impacted by a tax benefit of $28.9 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $19.3 million.

The tax rates for the nine months ended September 30, 2023 and 2022 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $220.9 million and $169.2 million, respectively. The tax rate for the nine months ended September 30, 2023 was impacted by a tax benefit of $105.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $48.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations. The tax rate for the nine months ended September 30, 2022 was impacted by a tax benefit of $62.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $68.7 million, and the release of reserves of $16.3 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

As of September 30, 2023 and December 31, 2022, unrecognized tax benefits were $65.8 million and $67.4 million, respectively. If recognized, $55.9 million of the unrecognized tax benefits as of September 30, 2023 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2023 and December 31, 2022, accrued interest and penalties were $5.9 million and $9.3 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $1.8 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as an additional tax benefit.

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

On January 4, 2022, the U.S. Treasury published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. On July 26, 2022, the U.S. Treasury released corrections to the final regulations. On July 21, 2023, the IRS released a notice that suspended the application of significant portions of the final regulations regarding the foreign tax credit for tax years 2022 and 2023. The notice released in July 2023 favorably impacted our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. As a result, our tax provision decreased by $39.8 million for the nine months ended September 30, 2023.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 that provides for certain changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022, if any. The applicable tax law changes have had no impact to our tax provision for the nine months ended September 30, 2023. We will continue to monitor the impact, if any, of these tax law changes on future periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2023 and 2022 were $3.8 million and $3.2 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2023 and 2022 were $13.9 million and $9.8 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Americas:
United States	$400.8	$344.1	$1,189.6	$942.8
Other Americas	144.8	123.5	416.5	321.0
Total Americas	545.6	467.6	1,606.1	1,263.8
Europe, Middle East and Africa (“EMEA”)	512.2	443.9	1,497.3	1,181.7
Asia Pacific (“APAC”)	276.8	238.0	786.3	688.9
Total revenue	$1,334.6	$1,149.5	$3,889.7	$3,134.4

Property and Equipment—net	September 30, 2023	December 31, 2022
Americas:
United States	$696.7	$638.1
Canada	209.8	204.4
Latin America	1.2	1.1
Total Americas	907.7	843.6
EMEA	68.7	35.9
APAC	61.6	19.0
Total property and equipment—net	$1,038.0	$898.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Distributor A	28%	29%	28%	29%
Distributor B	15%	13%	15%	13%
Distributor C	13%	13%	14%	13%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2023	December 31, 2022
Distributor A	26%	32%
Distributor B	13%	12%
Distributor C	13%	13%

16.     SUBSEQUENT EVENT

Share Repurchase Program

Subsequent to September 30, 2023 through the filing of this Quarterly Report on Form 10-Q, we repurchased 11.2 million shares of our common stock at an average price of $54.87 per share for an aggregate purchase price of $613.5 million under the Repurchase Program, which excludes a $5.7 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022.

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

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including public health issues, wars and natural disasters;

•real estate investments and management, expansions and enhancements of current properties;

•government regulation, tariffs and other policies;

•drivers of long-term growth and operating leverage, such as pricing of our products and services, sales productivity, pipeline and capacity, functionality, value and technology improvements in our service offerings;

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

•our ability to successfully anticipate market changes related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•supply chain constraints, component availability and other factors affecting our manufacturing capacity, delivery, cost and inventory management;

•forecasts of future demand and targeted inventory levels, including changing market drivers and demands;

•the effect of backlog from prior quarters, including its effect on growth of in-quarter billings and revenue;

•instability in the global banking system;

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

•expected impact of plans and strategy for the acceleration of our points of presence (“PoP”) deployment;

•expectations that our operating expenses will increase year over year in absolute dollars during the remainder of 2023;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units and performance stock units versus stock options granted or a decline in our stock price;

•expectations regarding uncertain tax benefits and our effective domestic and global tax rates, the impact of interpretations of or changes to tax law, and the timing of tax payments;

•expectations regarding spending related to real estate acquisitions and development, including data center, office building and warehouse investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

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

Business Overview

Fortinet is a global leader in cybersecurity solutions for customers, with a focus on three solution areas: secure networking, universal secure access service edge (“SASE”) and security operations (“SecOps”). Our mission is to secure people, devices and data everywhere. As of September 30, 2023, over 700,000 customers trusted our solutions, including enterprises (such as in the financial services, retail and operational technology market segments), communication and security service providers, government organizations and small and medium-sized businesses.

Our products and solutions are designed to converge networking and security into a single solution and consolidate cybersecurity point products into an integrated platform through the combination of our single operating system and, where applicable, ASIC compute power. This allows customers to realize automated protection, improve detection and response times, and achieve visibility across solutions.

We are a global company headquartered in Sunnyvale, California and the majority of our research and development is in the United States and Canada. Our North American development teams are responsible for a number of technologies, including development of our operating system, ASIC technologies and the complete suite of our platform products including firewalls, switches and access points, SASE solutions, and SecOps solutions such as Security Information and Event Management, Security Orchestration, Automation and Response, Endpoint Detection and Response, and Network Detection and Response. As a U.S. company with a large international customer base, we offer a global footprint of support and centers of excellence around the world and across time zones from North America to Europe to Asia. As of September 30, 2023, we held 1,290 patents.

To help secure and enable our customers, we focus on the following three solution sets:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via our network firewall and our switches, access points and other secure connectivity solutions. FortiOS is our networking and security operating system that is consistent across our firewalls and secure connectivity solutions and supports over 30 functions that can be delivered via a physical, virtual, cloud or SaaS solution. When delivered via our network firewall appliances, functionality is accelerated through our proprietary ASIC technology, which consists of three processors. First, a seventh-generation network processor, FortiNP7, accelerates the processing of firewall traffic and offloads this function from the central processing unit (“CPU”). Second, a ninth-generation content processor, FortiCP9, helps the CPU perform deep-packet inspection functions such as intrusion prevention and antivirus. To scale further, multiple CPUs, NP7s and CP9s can be placed in larger firewalls to deliver more processing power. Third, the CPU, network processor and content processor functions are all combined in a single ASIC, our fifth-generation security processor, FortiSP5. These proprietary ASICs, combined with off-the-shelf CPUs and ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. The Network Firewall solution consists of FortiGate data center, hyperscale and distributed firewalls, as well as encrypted applications (SSL inspection, Virtual Private Network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of a company’s security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. The Secure Connectivity solution consists of FortiSwitch Local Area Network, FortiAP Wireless Local Area Network - Access Points and FortiExtender 5G Connectivity Gateways.

•Universal Secure Access Service Edge (SASE)—As applications move to the cloud and work from anywhere becomes established in the workplace, cloud delivery is needed to enable secure access to applications on any cloud. The Fortinet Universal SASE solution is a single-vendor SASE solution that includes Firewall, SD-WAN, Secure Web Gateway, Cloud Access Services Broker, Data Loss Prevention, Zero Trust Network Access and Cloud security, including Web Application Firewalls, Virtualized Firewalls and Cloud-Native Firewalls. These functions are delivered through our FortiOS operating systems, which can deploy the full SASE stack through the cloud or on our ASIC-driven appliances. All functions can be managed through a unified management console.

•Security Operations (SecOps)—Fortinet’s Security Operations solutions comply with the NIST cybersecurity framework of identify, protect, detect, respond and recover, and are delivered as a platform that automates detection and response to accelerate discovery and remediation. The Security Operations solution consists of FortiSIEM Security Information and Event Management, FortiSOAR Security Orchestration, Automation and Response, FortiEDR Endpoint Detection and Response, FortiXDR Extended Detection and Response, FortiMDR Managed Detection and Response Service, FortiNDR Network Detection and Response, FortiRecon Digital Risk Protection, FortiDeceptor Deception technology, FortiGuard SoCaaS, FortiSandbox Sandboxing Services and FortiGuard Incident Response Services.

Our AI-driven threat intelligence and security service, known as FortiGuard Labs, is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists, who develop and utilize machine learning and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. FortiGuard Security Services are a suite of AI-enabled security capabilities that consist of FortiGuard application security services, content security services, device security services, NOC/SOC security services and web security services.

Financial Highlights

•Total revenue was $1.33 billion and $3.89 billion during the three and nine months ended September 30, 2023, an increase of 16% and 24%, respectively, compared to $1.15 billion and $3.13 billion in the same periods last year. Product revenue was $465.9 million and $1.44 billion during the three and nine months ended September 30, 2023, a decrease of 1% and an increase of 16%, respectively, compared to $468.7 million and $1.24 billion in the same periods last year. Service revenue was $868.7 million and $2.45 billion during the three and nine months ended September 30, 2023, an increase of 28% and 29%, in each period respectively, compared to $680.8 million and $1.89 billion in the same periods last year.

•Total gross profit was $1.02 billion and $2.97 billion during the three and nine months ended September 30, 2023, an increase of 17% and 26%, respectively, compared to $866.5 million and $2.35 billion in the same periods last year.

•Operating income was $303.2 million and $855.7 million during the three and nine months ended September 30, 2023, an increase of 14% and 40%, respectively, compared to $265.5 million and $611.8 million in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.17 billion as of September 30, 2023.

•During the nine months ended September 30, 2023, we repurchased 10.4 million shares of common stock under our Share Repurchase Program (the “Repurchase Program”), for a total purchase price of $605.2 million, which excludes a $2.8 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022.

•Deferred revenue was $5.29 billion as of September 30, 2023, an increase of $645.0 million, or 14%, compared to $4.64 billion as of December 31, 2022 and an increase of $1.09 billion, or 26%, compared to $4.19 billion as of September 30, 2022. Deferred revenue was $4.19 billion as of September 30, 2022, an increase of $740.6 million, or 21%, compared to $3.45 billion as of December 31, 2021 and an increase of $1.09 billion, or 35%, compared to $3.11 billion as of September 30, 2021.

•Short-term deferred revenue was $2.65 billion as of September 30, 2023, an increase of $298.0 million, or 13%, compared to $2.35 billion as of December 31, 2022 and an increase of $518.3 million, or 24%, compared to $2.13 billion as of September 30, 2022. Short-term deferred revenue was $2.13 billion as of September 30, 2022, an increase of $351.6 million, or 20%, compared to $1.78 billion as of December 31, 2021 and an increase of $512.9 million, or 32%, compared to $1.62 billion as of September 30, 2021.

•We generated cash flows from operating activities of $1.74 billion during the nine months ended September 30, 2023, an increase of $541.3 million, or 45%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified, which remains a key strength of our business. During the three months ended September 30, 2023, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 38% and 21% of our total revenue, respectively, and increased 17%, 15% and 16% compared to the same period last year, respectively. During the nine months ended September 30, 2023, the Americas region, the EMEA region and the APAC region contributed 41%, 39% and 20% of our total revenue, respectively, and increased 27%, 27% and 14% compared to the same period last year, respectively.

Our revenue growth was driven by growth in service revenue.

Product revenue decreased 1% during the three months ended September 30, 2023 compared to the same period last year, reflecting product lead times and backlog aligning with historical levels and decreased demand for our network security products as product demand returns to normal levels following approximately two years of elevated growth. Product revenue increased 16%, during the nine months ended September 30, 2023 compared to the same period last year, which was consistent with an elevated cyber threat landscape, the convergence of security and networking, the impact of certain historical pricing actions, improving supply chain dynamics and changes in the backlog balance.

Service revenue growth of 28% and 29%, during the three and nine months ended September 30, 2023 compared to the same periods last year, respectively, was primarily driven by the strength of our security subscription revenue, which grew 34% in each period.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2023, approximately 50% of our billings in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue increased 1.2 percentage points during the three months ended September 30, 2023 compared to the same period last year, mainly driven by an increase in personnel-related costs. Operating expenses as a percentage of revenue decreased 1.1 percentage points during the nine months ended September 30, 2023 compared to the same period last year, benefiting from the favorable impact of foreign currency fluctuations. Headcount increased to 13,618 employees and contractors as of September 30, 2023, an 8% increase compared to 12,595 as of December 31, 2022.

Impact of Macroeconomic Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increases inventory and inventory purchase commitment reserves.

Our days sales outstanding decreased to 68 days in the third quarter of 2023, compared to 75 days in the same period last year. The accounts receivable allowance for credit losses was $5.3 million as of September 30, 2023, an increase of $1.7 million compared to $3.6 million as of December 31, 2022, primarily due to an increase in past due invoices over 60 and 90 days.

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

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to certain large enterprise customers, large service providers and major systems integrators. In addition, we sell our software licenses and services via different cloud service provider platforms, directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of Core Platform products as well as Enhanced Platform Technology products, depending on the end-customer’s size and security requirements.

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

We also offer our products hosted in our own data centers, PoPs and through co-locations and major cloud service providers, including Google Cloud, Amazon Web Services and Microsoft Azure. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangements at cloud service providers or at private clouds. In a BYOL arrangement, a customer purchases a software license through our channel partners and deploys the software in a cloud provider’s environment, in third-party clouds or in their private cloud.

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

	Three Months Ended Or As Of
	September 30, 2023	September 30, 2022
	(in millions)
Revenue	$1,334.6	$1,149.5
Deferred revenue	$5,285.3	$4,193.5
Billings (non-GAAP)	$1,491.3	$1,411.0
Net cash provided by operating activities	$551.2	$483.0
Free cash flow (non-GAAP)	$481.1	$395.2

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $5.29 billion as of September 30, 2023, an increase of $645.0 million, or 14%, from December 31, 2022. Short term deferred revenue was $2.65 billion as of September 30, 2023, an increase of $298.0 million, or 13%, from December 31, 2022.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare technical support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.49 billion for the three months ended September 30, 2023, an increase of 6% compared to $1.41 billion in the same period last year.

During the three months ended September 30, 2023, our billings and product revenue fell below our expectations due to a slowdown in secure networking growth, along with challenges in sales execution and marketing programs. In addition, we believe secure networking growth in the near term may be below historical growth rates. In response to the slowdown in the secure networking market, we plan to shift our marketing and sales teams’ focus towards the faster growing SecOps and SASE markets over the next several quarters, while maintaining our continued focus on leading innovation in secure networking and the convergence of security and networking.
We anticipate limited near-term growth in the secure networking market and shifting sales and marketing focus may result in certain risks, including go-to-market challenges, increased sales turnover and other execution challenges.

Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we have fulfilled, shipped and billed during a quarter to satisfy backlog, this has increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings have become more challenging and may become increasingly challenging.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in millions)
Billings:
Revenue	$1,334.6	$1,149.5
Add: Change in deferred revenue	156.7	261.5
Total billings (non-GAAP)	$1,491.3	$1,411.0

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

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$551.2	$483.0
Less: Purchases of property and equipment	(70.1)	(87.8)
Free cash flow (non-GAAP)	$481.1	$395.2
Net cash provided by (used in) investing activities	$(111.2)	$297.8
Net cash used in financing activities	$(628.9)	$(526.6)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended
	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$465.9	35%	$468.7	41%	$(2.8)	(1)%
Service	868.7	65	680.8	59	187.9	28
Total revenue	$1,334.6	100%	$1,149.5	100%	$185.1	16%
Revenue by geography:
Americas	$545.6	41%	$467.6	41%	$78.0	17%
EMEA	512.2	38	443.9	38	68.3	15
APAC	276.8	21	238.0	21	38.8	16
Total revenue	$1,334.6	100%	$1,149.5	100%	$185.1	16%

Total revenue increased $185.1 million, or 16%, during the three months ended September 30, 2023 compared to the same period last year. We continued to experience large organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue decreased $2.8 million, or 1%, during the three months ended September 30, 2023 compared to the same period last year, reflecting product lead times and backlog aligning with historical levels, and decreased demand for our network security products as product demand returns to normal levels following approximately two years of elevated growth.

Service revenue increased $187.9 million, or 28%, during the three months ended September 30, 2023 compared to the same period last year. Security subscription revenue increased $124.8 million, or 34%, and technical support and other services revenue increased $63.1 million, or 20%, during the three months ended September 30, 2023 compared to the same period last year. The increases were primarily due to pricing actions in prior periods and the recognition of revenue from our growing deferred revenue balance related to security subscriptions. Security subscriptions outpaced technical support growth due to expansion of our SaaS-based security subscription service offerings. We expect that our ability to grow our service revenue will be impacted by slowing product revenue growth in recent periods and our ability to provide converged networking and security SASE solutions and to consolidate point products with our integrated SecOps platform of products to our customers.

Of the service revenue recognized during the three months ended September 30, 2023, 88% was included in the deferred revenue balance as of June 30, 2023. Of the service revenue recognized during the three months ended September 30, 2022, 88% was included in the deferred revenue balance as of June 30, 2022. We expect service revenue will continue to benefit from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, pricing actions, supply chain constraints, renewal rates, customers taking longer to buy their service and other risks.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$198.3	$185.2	$13.1	7%
Service	119.4	97.8	21.6	22
Total cost of revenue	$317.7	$283.0	$34.7	12%
Gross margin (%):
Product	57.4%	60.5%
Service	86.3	85.6
Total gross margin	76.2%	75.4%

Total gross margin increased 0.8 percentage points during the three months ended September 30, 2023 compared to the same period last year, primarily driven by a shift in the revenue mix and increased service gross margin, partially offset by decreased product gross margin. As a percentage of total revenue, the revenue mix shifted 5.9 percentage points from product revenue to service revenue.

Product gross margin decreased 3.1 percentage points during the three months ended September 30, 2023 compared to the same period last year, primarily due to inventory and inventory purchase commitments related reserves expense, partially offset by lower expedite fees, freight expenses and a shift in revenue mix from hardware to software. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 0.7 percentage points during the three months ended September 30, 2023 compared to the same period last year. Cost of service revenue was comprised primarily of personnel-related costs and costs of hosted solutions. The increase in service gross margin was primarily driven by pricing actions in earlier periods. We continue to expand our hosted solutions, including SASE architectures. We consider our single vendor SASE solution opening to be a new market, and one where our SD-WAN installed base can be leveraged as a market access point. We significantly expanded our PoP deployment through our recently announced partnership with Google Cloud. We are making investments in our own PoPs as well as working with third-party service providers. In addition, we continue to expand our SecOps capabilities with AI technology, additional functions and enhanced integration.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$156.9	12%	$134.3	12%	$22.6	17%
Sales and marketing	504.4	38	427.1	37	77.3	18
General and administrative	53.5	4	40.7	4	12.8	31
Gain on IP matter	(1.1)	—	(1.1)	—	—	—
Total operating expenses	$713.7	53%	$601.0	52%	$112.7	19%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $22.6 million, or 17%, during the three months ended September 30, 2023 compared to the same period last year, primarily due to a $18.8 million increase in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, we incurred an increase of $2.5 million of depreciation and other occupancy costs. We currently intend to continue investing in our research and development organization and expect our research and development expense to increase in absolute dollars year over year during the remainder of 2023.

Sales and marketing

Sales and marketing expense increased $77.3 million, or 18%, during the three months ended September 30, 2023 compared to the same period last year, primarily due to a $62.0 million increase in personnel-related costs as we increased our sales and pipeline generation capacity. The increase in headcount is expected to help drive global market revenue increases. In addition, we incurred increases in depreciation and other occupancy expense of $3.4 million and travel expense of $3.2 million. We currently intend to continue making investments in sales and marketing resources critical to support our future growth and expect our sales and marketing expenses to increase in absolute dollars year over year during the remainder of 2023.

General and administrative

General and administrative expense increased $12.8 million, or 31%, during the three months ended September 30, 2023 compared to the same period last year, primarily due to an increase of $8.2 million in legal related fees and other professional service fees, $2.8 million in personnel-related costs and an increase of $1.5 million in provision for expected credit losses. We currently expect general and administrative expenses to increase in absolute dollars year over year during the remainder of 2023.

Operating income and margin

We generated operating income of $303.2 million during the three months ended September 30, 2023, an increase of $37.7 million, or 14%, compared to $265.5 million in the same period last year. Operating margin was 22.7% during the three months ended September 30, 2023, compared to 23.1% in the same period last year. The decrease in operating margin was primarily due to 0.6 percentage points increase in sales and marketing expense and 0.5 percentage points increase in general and administrative expense as a percentage of revenue, respectively, partially offset by 0.8 percentage points increase in gross margin.

Interest income, interest expense and other expense—net

	Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in millions, except percentages)
Interest income	$37.0	$4.6	$32.4	704%
Interest expense	$(5.4)	$(4.5)	$(0.9)	20%
Other expense—net	$(7.0)	$(0.9)	$(6.1)	678%

Interest income increased $32.4 million during the three months ended September 30, 2023 compared to the same period last year, as a result of higher interest rates and greater investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended September 30, 2023 compared to the same period last year. The $6.1 million decrease in Other expense—net during the three months ended September 30, 2023 compared to the same period last year, was primarily due to a $4.9 million loss on marketable equity securities and $0.9 million increase in foreign currency exchange loss.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2023	September 30, 2022
	(in millions, except percentages)
Provision for (benefit from) income taxes	$(0.3)	$27.3	$(27.6)	(101)%
Effective tax rate (%)	—%	10%

Our effective tax rate was 0% for the three months ended September 30, 2023 compared to an effective tax rate of 10% for the same period last year. The benefit from income taxes for the three months ended September 30, 2023 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $50.2 million, which were favorably affected by a tax benefit of $41.9 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $8.6 million.

The provision for income taxes for the three months ended September 30, 2022 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $75.5 million, which were favorably affected by a tax benefit of $28.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $19.3 million.

Loss from Equity Method Investment

	Three Months Ended		Change	% Change
	September 30, 2023	September 30, 2022

	(in millions, except percentages)
Loss from equity method investment	$(5.2)	$(6.3)	$1.1	(17)%

Loss from equity method investment decreased $1.1 million during the three months ended September 30, 2023 compared to the same period last year, as our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year.

Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$1,439.2	37%	$1,240.4	40%	$198.8	16%
Service	2,450.5	63	1,894.0	60	556.5	29
Total revenue	$3,889.7	100%	$3,134.4	100%	$755.3	24%
Revenue by geography:
Americas	$1,606.1	41%	$1,263.8	40%	$342.3	27%
EMEA	1,497.3	39	1,181.7	38	315.6	27
APAC	786.3	20	688.9	22	97.4	14
Total revenue	$3,889.7	100%	$3,134.4	100%	$755.3	24%

Total revenue increased $755.3 million, or 24%, during the nine months ended September 30, 2023 compared to the same period last year. We continued to experience large organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customers and industries. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $198.8 million, or 16%, during the nine months ended September 30, 2023 compared to the same period last year. Product revenue growth was consistent with an elevated cyber threat landscape, the convergence of security and networking, improving supply chain dynamics and changes in the backlog balance. The product revenue growth was primarily due to strong growth across many of our Enhanced Platform Technology products, including our secure access products.

Service revenue increased $556.5 million, or 29%, during the nine months ended September 30, 2023 compared to the same period last year. Security subscription revenue increased $350.5 million, or 34%, and technical support and other services revenue increased $206.0 million, or 24%, during the nine months ended September 30, 2023 compared to the same period last year. The increases were primarily due to pricing actions in prior periods and the recognition of revenue from our growing deferred revenue balance related to security subscriptions as well as technical support and other services. Security subscriptions outpaced technical support growth due to expansion of our SaaS-based security subscription service offerings.

Of the service revenue recognized during the nine months ended September 30, 2023, 73% was included in the deferred revenue balance as of December 31, 2022. Of the service revenue recognized during the nine months ended September 30, 2022, 72% was included in the deferred revenue balance as of December 31, 2021. We expect service revenue will continue to increase throughout the remainder of 2023, as our business is expected to grow, and as service revenue benefits from previous pricing actions. However, there are risks to service revenue growth rates, including customers reducing their spending, pricing actions, supply chain constraints, renewal rates, customers taking longer to buy their service and other risks.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$566.4	$501.4	$65.0	13%
Service	354.9	286.2	68.7	24%
Total cost of revenue	$921.3	$787.6	$133.7	17%
Gross margin (%):
Product	60.6%	59.6%
Service	85.5	84.9
Total gross margin	76.3%	74.9%

Total gross margin increased 1.4 percentage points during the nine months ended September 30, 2023 compared to the same period last year, primarily driven by increased product and service gross margins and a shift in the revenue mix. As a percentage of total revenue, the revenue mix shifted 2.6 percentage points from product revenue to service revenue.

Product gross margin increased 1.0 percentage points during the nine months ended September 30, 2023 compared to the same period last year. The product margin was primarily benefited from lower expedite fees and freight costs, partially offset by inventory and inventory purchase commitments related reserves expense. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 0.6 percentage points during the nine months ended September 30, 2023 compared to the same period last year. Cost of service revenue was comprised primarily of personnel-related costs and costs of hosted solutions. The increase in service gross margin was primarily driven by pricing actions in earlier periods and the favorable impact of foreign currency fluctuations, partially offset by increased labor cost and our increased cloud delivery costs as we continue to expand our cloud and SASE delivery models.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$461.3	12%	$383.5	12%	$77.8	20%
Sales and marketing	1,498.6	39	1,230.2	39	268.4	22
General and administrative	156.2	4	124.7	4	31.5	25
Gain on IP matter	(3.4)	—	(3.4)	—	—	—
Total operating expenses	$2,112.7	54%	$1,735.0	55%	$377.7	22%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $77.8 million, or 20%, during the nine months ended September 30, 2023 compared to the same period last year, primarily due to an increase of $60.1 million in personnel-related costs as a result of increased headcount to support the development of new products and continued enhancements to our existing products. In addition, non-personnel-related product development costs increased by $10.2 million and depreciation expense and other occupancy-related expense increased by $5.9 million, partially offset by the favorable impact of foreign currency fluctuations.

Sales and marketing

Sales and marketing expense increased $268.4 million, or 22%, during the nine months ended September 30, 2023 compared to the same period last year, primarily due to an increase of $202.7 million in personnel-related costs. We significantly increased our sales and pipeline generation capacity, including newer non-tenured sales people. The increase in headcount is expected to help drive global market revenue increases. In addition, marketing-related expense increased by $24.1 million, travel expense increased by $18.1 million and depreciation expense and other occupancy-related expense increased by $13.6 million, partially offset by the favorable impact of foreign currency fluctuations.

General and administrative

General and administrative expense increased $31.5 million, or 25%, during the nine months ended September 30, 2023 compared to the same period last year, primarily due to an increase of $16.0 million in legal related fees and other professional service fees and $12.5 million in personnel-related costs.

Operating income and margin

We generated operating income of $855.7 million during the nine months ended September 30, 2023, an increase of $243.9 million, or 40%, compared to $611.8 million in the same period last year. Operating margin increased to 22.0% during the nine months ended September 30, 2023 compared to 19.5% in the same period last year, mainly due to the stronger gross margin performance. The increase in operating margin was primarily due to 1.4 percentage points increase in gross margin, 0.7 percentage points decrease in sales and marketing expense and 0.3 percentage points decrease in research and development expense as a percentage of revenue, respectively.

Interest income, interest expense and other expense—net

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
	(in millions, except percentages)
Interest income	$89.2	$8.3	$80.9	975%
Interest expense	$(15.6)	$(13.5)	$(2.1)	16%
Other expense—net	$(11.2)	$(19.3)	$8.1	(42)%

Interest income increased $80.9 million during the nine months ended September 30, 2023 compared to the same period last year, primarily as a result of higher interest rates and greater investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the nine months ended September 30, 2023 compared to the same period last year. Other expense—net decreased by $8.1 million during the nine months ended September 30, 2023 compared to the same period last year, due to a $6.0 million lower loss on marketable equity securities and a $2.1 million decrease of foreign currency exchange loss.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2023	September 30, 2022
	(in millions, except percentages)
Provision for income taxes	$48.6	$21.6	$27.0	125%
Effective tax rate (%)	5%	4%

Our effective tax rate was 5% for the nine months ended September 30, 2023 compared to an effective tax rate of 4% for the same period last year. The provision for income taxes for the nine months ended September 30, 2023 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $220.9 million. This provision for income taxes was favorably affected by a tax benefit of $105.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $48.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

The provision for income taxes for the nine months ended September 30, 2022 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $169.2 million, which were offset by a tax benefit of $62.6 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $68.7 million, and the release of reserves of $16.3 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

Loss from Equity Method Investment

	Nine Months Ended		Change	% Change
	September 30, 2023	September 30, 2022

	(in millions, except percentages)
Loss from equity method investment	$(32.6)	$(22.9)	$(9.7)	42%

Loss from equity method investment increased $9.7 million during the nine months ended September 30, 2023 compared to the same period last year, as our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences was higher compared to the same period last year.

Liquidity and Capital Resources

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$2,186.8	$1,682.9
Short-term and long-term investments	963.7	548.1
Marketable equity securities	19.8	25.5
Total cash, cash equivalents, investments and marketable equity securities	$3,170.3	$2,256.5
Working capital	$1,103.7	$732.0

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in millions)
Net cash provided by operating activities	$1,743.8	$1,202.5
Net cash provided by (used in) investing activities	(577.7)	546.5
Net cash used in financing activities	(660.3)	(2,102.9)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(1.2)
Net increase (decrease) in cash and cash equivalents	$503.9	$(355.1)

Liquidity and capital resources are primarily impacted by our operating activities, as well as payment of taxes in connection with the net settlement of equity awards, real estate and other capital expenditures, proceeds from the issuance of common stock, cash used for stock repurchases and the timing of income tax payments. In accordance with disaster relief announced by the Internal Revenue Service, we postponed U.S. federal tax payments from the second quarter and the third quarter of 2023 to the fourth quarter of 2023. We expect that our cash payments for income taxes to be significantly higher, in the range of $340.0 million to $350.0 million in the fourth quarter of 2023.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and interest rates, economic strength, supply chain capacity and disruptions, international conflicts, including the war in Ukraine and the Israel-Hamas war, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized amount under the Repurchase Program, respectively, bringing the aggregate amount authorized to be repurchased to $6.75 billion of our outstanding common stock through February 29, 2024. During the nine months ended September 30, 2023, we repurchased 10.4 million shares of common stock under the Repurchase program for an aggregate purchase price of $605.2 million. As of September 30, 2023, approximately $1.42 billion remained available for future share repurchases.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $40.0 million and $60.0 million for the fourth quarter of 2023.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 10, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of September 30, 2023, the long-term debt, net of unamortized discount and debt issuance costs, was $991.8 million.

We enter into non-cancellable agreements with contract manufacturers and certain component suppliers to procure inventory based on our requirements in order to negotiate manufacturing lead times and encourage and incentivize vendors to deliver components and finished goods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. These purchase commitments as of September 30, 2023 totaled $820.6 million, a decrease of $514.4 million compared to $1.34 billion as of December 31, 2022 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages. Our agreements secured supply and pricing for certain product components commitments with contract manufacturers to meet customer demand and to address extended lead times. We record a liability for non-cancelable inventory purchase commitments for quantities in excess of our future estimated demand forecasts. As of September 30, 2023, the liability for these inventory purchase commitments was $64.6 million and was included in accrued liabilities. As of December 31, 2022, the liability for these purchase commitments was not material. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2023, we had $76.8 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, our cash, cash equivalents, short-term and long-term investments of $3.15 billion were invested primarily in deposit accounts, money market funds, corporate debt securities, commercial paper, certificates of deposit and term deposits, U.S. government and agency securities and municipal bonds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $210.2 million as of September 30, 2023 and $218.1 million as of December 31, 2022.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash tax payments and macroeconomic impacts such as rising inflation and interest rates; the war in Ukraine and the Israel-Hamas war; and instability in the global banking system. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, accounts receivable—net, inventory, deferred tax assets and income taxes payable.

Our operating activities during the nine months ended September 30, 2023 provided cash flows of $1.74 billion, an increase of $541.3 million compared to the same period last year, as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $646.2 million in our deferred revenue during the nine months ended September 30, 2023. In addition, changes in operating assets and liabilities were driven by an increase of $247.5 million in deferred contract costs, a decrease of $243.4 million in accounts receivable—net, an increase of $231.0 million in inventory, an increase of $221.7 million in deferred tax assets and an increase of $196.8 million in income taxes payable as we deferred our U.S. federal tax payments in the second quarter and the third quarter of 2023 following the disaster relief provided by the Internal Revenue Service.

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

During the nine months ended September 30, 2023, cash used in investing activities was $577.7 million, primarily driven by $392.1 million spent for purchases of investments, net of maturities and sales of investments, $177.2 million of purchases of property and equipment and $8.5 million of purchase of investment in privately held company.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the nine months ended September 30, 2023, cash used in financing activities was $660.3 million, primarily driven by $604.3 million used to repurchase shares of our common stock and $54.8 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2023 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, rising interest rates, the war in Ukraine, the Israel-Hamas war, tensions between China and Taiwan, or other factors;

•sales strategy, productivity and execution, and our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers, including customer demand for platform solutions like ours versus point solutions;

•our ability to successfully anticipate market changes related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as epidemics and pandemics, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks;

•inventory management, including future inventory purchase order commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase order commitments and lead to price decreases;

•based on supply chain shortages, including component and other shortages, our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we have fulfilled, shipped and billed during a quarter to satisfy backlog, this has increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings have become more challenging and may become increasingly challenging;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the effects of our reduction of operations in Russia;

•the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as increased inflation or possible stagflation in certain geographies, increasing or decreasing interest rates, the war in Ukraine and the Israel-Hamas war and other factors;

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

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks;

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

•our ability to obtain and maintain permits, clearances and certifications that are applicable to our ability to conduct business with the U.S. federal government, other foreign and local governments and other industries and sectors;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine, the Israel-Hamas war, tensions between China and Taiwan, and any disruption or negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, increasing or decreasing interest rates, reduced information technology spending, including firewall spending, or any economic downturn or recession, may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, increasing or decreasing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine and the Israel-Hamas war each could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

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

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in demand for our products or services, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, rising interest rates, the war in Ukraine and the Israel-Hamas war, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and gross accounts receivable, and one distributor accounted for 26% of our total net accounts receivable as of September 30, 2023.

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

Six distributor customers accounted for 65% of our total net accounts receivable in the aggregate as of September 30, 2023. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

We provide sales channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including some of our largest partners, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our products and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of Core Platform appliances or our Enhanced Platform Technology products, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue ratably over the term of the service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscriptions and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

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

As of September 30, 2023, we had an aggregate of $991.8 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks;

•fluctuations in foreign currency exchange rates or a strengthening of the U.S. dollar, as a significant portion of our expenses is incurred and paid in currencies other than the U.S. dollar, and the impact such fluctuations may have on the actual prices that our partners and customers are willing to pay for our products and services;

•economic or political instability in foreign markets, such as any economic or political instability caused by economic downturns and wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war, tensions between China and Taiwan and any expansions thereof;

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

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products; and

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine and the Israel-Hamas war, tensions between China and Taiwan and trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics such as the COVID-19 pandemic or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted.

In response to component shortages in recent quarters, we increased our purchase order commitments. Our suppliers may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The network security market is rapidly evolving and the complex technology incorporated in our products makes them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments, changing end-customer needs, and expanding regulatory requirements and standards, our competitive position and prospects may be harmed.

The network security market is expected to continue to evolve rapidly. Moreover, many of our end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated techniques to gain access to and attack systems and networks. The technology in our products is especially complex because of the requirements to effectively identify and respond to new and increasingly sophisticated methods of attack, while minimizing the impact on network performance. Additionally, some of our new products and enhancements may require us to develop new hardware architectures and ASICs that involve complex, expensive and time-consuming research and development processes. For example, we enter into development agreements with third parties. If our development projects are not successfully completed, or are not completed in a timely fashion, our product development could be delayed and our business generally could suffer. Costs for development can be substantial and our profitability may be harmed if we are unable to recover these costs. Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain and there can be long time periods between releases and availability of new products. We have in the past and may in the future experience unanticipated delays in the availability of new products and services and fail to meet previously announced timetables for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing and making available on a timely basis new products and services or enhancements that can respond adequately to new security threats, our competitive position and business prospects may be harmed.

Moreover, business models based on a subscription cloud-based software service have become increasingly in-demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based solutions and will continue to do so, most of our platform is currently deployed on premise, and therefore, as customers demand that solutions be provided through a subscription cloud-based business model, we are making additional investments in our infrastructure and personnel to be able to more fully provide our platform through a subscription cloud-based model in order to maintain the competitiveness of our platform. Such investments involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams and this results in added cost and risks associated with managing new business models, such as obligations to deliver certain functionality and features and to meet certain service level agreements related to cloud-based solutions. There is also a risk that we are slower to offer these solutions than competitors. The risks are compounded by the uncertainty concerning the future success of any of our particular subscription cloud-based business models and the future demand for our subscription cloud-based models by customers. Additionally, if we are unable to meet the demand to provide our services effectively through a subscription cloud-based model, we may lose customers to competitors.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics such as the COVID-19 pandemic and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 94% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products. This shortage may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Google Cloud, Amazon Web Services and Microsoft Azure, co-location providers, such as Equinix, and our own data centers and PoPs, and any availability interruption in the public cloud could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our products and services, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, reduce demand, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

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

If equity research or industry analysts stop publishing research or reports about our business, issue unfavorable commentary, downgrade our shares of common stock or publish inaccurate information, our stock price and trading volume could decline.

The trading market for our common stock is influenced in part by the research and reports that equity research and industry analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Furthermore, if one or more of these analysts downgrades our stock or issues unfavorable commentary about our business, the price of our stock could decline. We have in the past experienced downgrades and may in the future experience downgrades. In addition, these analysts may publish their own financial projections, which may vary widely and may not accurately predict the results we actually achieve, which in turn could cause our share price to decline if our actual results do not match their projections. If one of these analysts were to publish inaccurate negative information about us or our business, our stock price could decline. Moreover, if securities analysts publish inaccurate positive information, stockholders could buy our stock and the stock price may later decline.

The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2023, the closing price of our common stock ranged from $47.45 to $80.28 per share.

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, and in July 2023, our board of directors approved an additional $500 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the remaining aggregate amount authorized to be repurchased to $1.42 billion as of September 30, 2023. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, weakening product demand caused by political instability, changes in trade agreements and conflicts such as the war in Ukraine and the Israel-Hamas war, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine and the Israel-Hamas war, and economic challenges caused by the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine and the Israel-Hamas war and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2023 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	8.7	$58.57	8.7	$1,519.8
September 1 - September 30, 2023	1.7	$57.67	1.7	$1,424.4
Total	10.4	$58.43	10.4

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On August 16, 2023, the Xie Foundation, a non-profit entity for which Michael Xie and Ken Xie, both of which are our officers and directors, serve as co-presidents and directors, and Michael Xie entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “August Xie Plan”) under the Exchange Act for the sale of shares of our common stock. The August Xie Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The August Xie Plan provides for (i) the potential sale by Michael Xie of up to (a) 100,000 shares of our common stock, including upon the vesting and settlement of RSUs and PSUs for shares of our common stock, and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement, in each case, at the market price, and (ii) the potential gifting of up to 50,000 shares of our common stock by the Xie Foundation, all between November 15, 2023 and November 29, 2024.

On September 8, 2023, Michael Xie and the Xie Foundation amended the August Xie Plan in order to provide for sales of our common stock thereunder by Ken Xie, in addition to the sales provided for by the August Xie Plan (as so amended, the “September Xie Plan”). The September Xie Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The September Xie Plan provides for (i) the potential sale by Michael Xie of up to (a) 100,000 shares of our common stock, including upon the vesting and settlement of RSUs and PSUs for shares of our common stock, and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement, in each case, at the market price, (ii) the potential sale by Ken Xie of up to (a) 150,000 shares of our common stock, including upon the exercise of vested stock options for shares of our common stock, and (b) the net shares (which are not yet determinable) after shares are sold to pay the exercise price and tax withholding obligations associated with such exercises, in each case, at the market price and (iii) the potential gifting of up to 50,000 shares of our common stock by the Xie Foundation, all between December 8, 2023 and February 14, 2025.

Each of the August Xie Plan and the September Xie Plan (together, the “10b5-1 Plans”) includes a representation from Michael Xie, Ken Xie and the Xie Foundation (as applicable) to the broker administering the plan that none of them were in possession of any material nonpublic information regarding us or the securities subject to the 10b5-1 Plans at the time the 10b5-1 Plans were entered into. A similar representation was made to us in connection with the adoption of the 10b5-1 Plans under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Michael Xie, Ken Xie and the Xie Foundation were unaware, or with respect to any material nonpublic information acquired by Michael Xie, Ken Xie and the Xie Foundation or us after the date of each such representation.

Once executed, transactions under the September Xie Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Michael Xie, Ken Xie, the Xie Foundation or our other officers or directors, or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2023
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: November 6, 2023
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)