Form 10-K
period 2023-12-31
Fortinet, Inc.
filed 2024-02-26
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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

909 Kifer Road
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $38,472,948,871 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2024, there were 763,030,948 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, increasing or decreasing interest rates, instability in the global banking system or reduced information technology spending, including firewall spending, may adversely impact our business.

•We have been, and may in the future be, susceptible to supply chain constraints, supply shortages and disruptions, long or less predictable lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•As a result of supply chain disruptions in previous periods, we increased our purchase order commitments in previous periods and, as a result, may be required to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition.

•Our billings, revenue, and free cash flow growth may slow further or may not continue, and our operating margins may decline.

•Our real estate investments, including construction, acquisitions, sales, or strategy changes, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence, as well as data center expansions or enhancements, could involve significant risks to our business.

•Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we have fulfilled, shipped and billed during a quarter to satisfy backlog, this has increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings have become more challenging.

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

Part I
ITEM 1.    Business

Overview

Fortinet is a leader in cybersecurity and the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and AI-driven security operations to deliver cybersecurity where our customers need it. As of December 31, 2023, over a half million customers trusted our solutions, including enterprises such as in the financial services, retail and operational technology market verticals, communication and security service providers, government organizations and small and medium-sized businesses. As a global company headquartered in Sunnyvale, California with a large international customer base, the majority of our research and development is in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2023, we held 957 U.S. patents and 1,299 global patents and we are recognized in over 80 enterprise analyst reports demonstrating both our vision and execution across networking and security products.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via our network firewall and our switches, access points and other secure connectivity solutions. FortiOS is our networking and security operating system that is consistent across our firewalls and secure connectivity solutions and supports over 30 functions that can be delivered via a physical, virtual, cloud or Software as a Service (“SaaS”) solution. When delivered via our network firewall appliances, functionality is accelerated through our proprietary Application-Specific Integrated Circuits (“ASIC”) technology. These proprietary ASICs, combined with off-the-shelf central processing units (“CPUs”) and ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. The Network Firewall solution consists of FortiGate data centers, hyperscale and distributed firewalls, as well as encrypted applications (secure sockets layer (“SSL”) inspection, Virtual Private Network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of a company’s security infrastructure through FortiSwitch and FortiLink. Our wireless local area network (“LAN”) solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. The Secure Connectivity solution includes FortiSwitch Secure Ethernet Switches, FortiAP Wireless Local Area Network Access Points and FortiExtender 5G Connectivity Gateways, among other products.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and work from anywhere becomes established, cloud delivery is needed to enable secure access to applications on any cloud. The Fortinet Unified SASE solution is a single-vendor SASE solution that includes Firewall, SD-WAN, Secure Web Gateway, Cloud Access Services Broker, Data Loss Prevention, Zero Trust Network Access and cloud security, including Web Application Firewalls, Virtualized Firewalls and Cloud-Native Firewalls, among other products. These functions are delivered through our FortiOS operating systems, which can deploy the full SASE stack through the cloud or on our ASIC-driven appliances. All functions can be managed through a unified management console.

•Security Operations (SecOps)—Fortinet’s Security Operations solutions comply with the National Institute of Standards and Technology (“NIST”) cybersecurity framework of identify, protect, detect, respond and recover, and are delivered as a platform that automates detection and response to accelerate discovery and remediation. The SecOps solution includes FortiAI generative AI assistant, FortiSIEM Security Information and Event Management, FortiSOAR Security Orchestration, Automation and Response, FortiEDR Endpoint Detection and Response, FortiXDR Extended Detection and Response, FortiMDR Managed Detection and Response Service, FortiNDR Network Detection and Response, FortiRecon Digital Risk Protection, FortiDeceptor Deception technology, FortiGuard SoCaaS, FortiSandbox Sandboxing Services and FortiGuard Incident Response Services, among other products.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize machine learning and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. FortiGuard Security Services are a suite of AI-powered security capabilities that are natively integrated as part of the Fortinet Security Fabric to deliver coordinated detection and enforcement across the entire attack surface. The portfolio consists of FortiGuard application security services, content security services, device security services, NOC/SOC security services and web security services.

FortiCare Technical Support Service is a per-device support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced Service Level Agreements (“SLAs”) and premium hardware replacement through in-

country depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Premium, FortiCare Elite and FortiCare Essential. The FortiCare Elite service aims to provide 15-minute response times for key product families.

We also offer training services to our end-customers and channel partners through our training team and authorized training partners. We have also implemented a training certification program, Network Security Expert (“NSE”), to help ensure an understanding of our products and services. Since 2020, Fortinet has also offered a number of free online training courses to help address prevalent industry-wide cybersecurity skills gaps and shortages.

During the year ended December 31, 2023, we generated total revenue of $5.30 billion and net income of $1.15 billion. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2023 and 2022 and our consolidated statements of income, comprehensive income, equity (deficit), and cash flows for each of the three years ended December 31, 2023, 2022 and 2021.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 909 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Industry Background: The Trends Driving the Need for a Platform Approach

Modern networks are increasingly complex, spanning many edges as well as a mix of cloud and on-premises deployments. Fortinet was founded with the mission of providing a converged networking and security approach that empowers organizations to adopt new technologies without worrying about how it would impact their ability to manage and secure their environments. The escalating threat landscape has resulted in a significant increase in the demand for secure networking solutions. In fact, we believe the demand for secure networking will overtake the pure networking market by 2030. At the same time, businesses contend with an escalating threat landscape, a cybersecurity skills shortage, and siloed security tools that do not work well together. They need to consolidate point products to gain better visibility and faster threat response times.

A platform approach–what we call the Fortinet Security Fabric–has emerged to address these challenges and support enterprises in reducing complexity and improving risk mitigation. The concept of an integrated cybersecurity platform that converges networking and security and consolidates point products is what guides how we design our products and advise our customers and partners.

Customers

Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, manufacturing, retail, technology, education, healthcare and telecommunications. An end-customer deployment may involve as few as one or as many as dozens of different types of integrated products and services from across our broad portfolio that spans secure networking, unified SASE, and security operations. Customers may also access our products via the cloud through certain cloud providers such as Amazon Web Services, Microsoft Azure and Google Cloud. Often, our customers also purchase our FortiGuard security subscription services and FortiCare technical support services. Refer to Note 16 Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers that accounted for 10% or more of our revenue or net accounts receivable.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell products and/or services to end-customers. In certain cases, we sell directly to large service providers and major systems integrators. We work with many technology distributors, including Arrow Electronics, Inc., Exclusive, Ingram Micro and TD Synnex (formerly Tech Data Corporation and Synnex Corporation, separately). In addition, we provide our cloud-based subscription offerings through Fortinet-owned data centers, as well as data centers operated under co-location arrangements globally, and via public cloud providers.

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

Our marketing strategy is focused on building our brand, driving thought leadership with emphasis on the criticality of cybersecurity platform adoption and the convergence of security and networking as well as driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and a network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, channel marketing, partner incentives and promotions, event marketing, digital marketing, communications, analyst relations, public relations, and sales enablement. We focus our resources on campaigns, programs, and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars, and various other demand-generation activities.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include ADLINK Technology, Inc. (“ADLINK”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”), and a number of other manufacturers. Approximately 95% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary ASICs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba America”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

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

Research and Development

We focus our research and development efforts on developing new hardware and software products and services, and adding new features to existing products, services and operating systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including identification of market demand for new products or new features, components selection, timely implementation of product design and development, product performance, quality, ease of use, costs of development, bill of materials, effective manufacturing and assembly processes and sales and marketing.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing Fortinet’s intellectual property (“IP”) and have sometimes taken legal action against competitors to protect our IP, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2023, we had 1,299 U.S. and foreign-issued patents and 252 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

Government Regulation

We are subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, security, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls, federal securities laws and tax laws and regulations. Many of the laws and regulations that are or may be applicable to our business are changing or being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We believe we take reasonable steps designed to ensure we are in compliance with current laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not currently expect compliance to have a material adverse effect.

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
•compliance with industry standards and security and other certifications;
•price of products and services and total cost of ownership;
•brand recognition;
•customer service and support across varied and complex customer segments and use cases;
•sales and distribution capabilities;
•size and financial stability;
•breadth of product line;
•form factor of the solution; and
•other competitive differentiators.

Among others, our competitors include Aruba Networks, Inc. (“Aruba”), Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), Huawei Technologies Co., Ltd. (“Huawei”), Juniper Networks, Inc. (“Juniper”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”), VMware, Inc. (“VMware”) and Zscaler, Inc. (“Zscaler”).

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

Human Capital Management

As of December 31, 2023, our total headcount was 13,568 employees, approximately 30% of whom were employed in the United States and approximately 70% of whom were employed outside of the United States.

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

As a global company, much of our success is rooted in the diversity of our teams and our commitment to diversity, equity and inclusion (“DEI”). Such commitment starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2023, women represented 25% of the members of our board of directors, and approximately 50% of our board of directors was from underrepresented communities. We value diversity at all levels and continue to focus on enhancing our DEI initiatives across our workforce.

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

Environmental, Social and Governance

We are committed to responsible environmental, social and governance (“ESG”) practices and having a positive impact on the sustainability of our society and planet. Fortinet is a member of the Dow Jones Sustainability Indices — World and North America, for the second consecutive year. Our approach to ESG is based on a strong corporate governance structure, starting with the Social Responsibility Committee of our board of directors, which provides oversight of our Corporate Social Responsibility (“CSR”) strategy, initiatives and execution related to ESG matters. Our senior leadership sponsors the integration of CSR priorities throughout our business operations. In addition, our CSR team, along with our internal cross-functional employee CSR Committee, engage with internal and external stakeholders to lead CSR execution, communications and disclosure.

Environmental. We recognize that environmental considerations such as climate change, resource scarcity and the energy crisis are top priorities for the future of our planet. We are committed to helping address climate change impacts and minimizing the environmental footprint of our solutions, operations and our broader value chain. We are engaged on a decarbonization path to reach net zero for our Scope 1 and Scope 2 emissions by 2030, and formally signed on to the Science-Based Target Initiative commitment in September 2022. In 2023, we obtained the ISO14001 certification for our largest company-owned warehouse in Union City, California, and have continued to be a leader on energy efficiency with the launch of our SP5 ASIC and our FortiGate-90G model. We submitted our survey on environment to CDP, which is a not-for-profit charity organization that runs the global disclosure system for companies to manage their environmental impacts. We also disclosed for the first time our Scope 3 emissions, across all 12 relevant categories, as part of our annual reporting on sustainability.

Social. We are committed to building an inclusive, equitable and diverse workforce within our organization and across the security industry to help empower individuals to reach their full potential. We continue to focus on skilling, upskilling and reskilling individuals and are on track to reach our goal of training one million people in cybersecurity by 2026 with over 430,000 individuals trained as of the end of 2023. As part of our Education Outreach Program, which focuses on creating a more diverse cybersecurity talent pool, we launched the Veterans Program Advisory Council to help build on the Veterans Program's success in providing more cybersecurity training pathways for military veterans across the United States, the United Kingdom, Canada, Australia and New Zealand. We offered our Security Awareness Curriculum at no cost to primary and secondary schools across the same countries. We continued to expand partnerships with educational institutions and now have over 650 Authorized Academic Partners in 99 countries or territories across the world. Internally, we continue to foster a culture of diversity and inclusion through our DEI Council, which meets quarterly, Employee Resource Groups and various campaigns and activities that engage our broader workforce.

Governance. Our approach to responsible business is based on strong corporate governance practices that aim to ensure accountability while meeting our responsibilities across our value chain, starting with our employees. Our board of directors regularly reviews our governance practices. Our Codes of Conduct apply to employees, partners and suppliers, and we have compliance trainings and controls in place. In 2023, we established a risk management committee and steering committee to further enhance our anti-corruption program and we employ a thorough screening process for partners and suppliers, including continuous monitoring in high-risk zones, and resolution process for risk mitigation.

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

•potential shift or migration from physical appliances that deliver on-premises network security to cloud and SaaS-based security services;

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

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results. This variability and unpredictability could result in failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature over the near term. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, increasing or decreasing interest rates, reduced information technology spending, including firewall and other security spending, or any economic downturn or recession, may adversely impact our business.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 33% of our total net accounts receivable as of December 31, 2023.

A significant portion of our sales is generated through a limited number of distributors, and substantially all of our revenue is from sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, we are unable to keep them motivated to sell our products, or our channel partners shift focus to other vendors and/or our competitors, our ability to sell our products and operating results may be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results. If we change our partner strategy, such as if we start engaging in more sales directly with customers, and if we terminate partners or partners terminate or reduce selling on our behalf based on changes in our strategy or for any other reason, this could harm our results.

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

Six distributor customers accounted for 70% and 69% of our total net accounts receivable in the aggregate as of December 31, 2023 and 2022, respectively. See Note 16. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

We provide channel partners with specific programs to assist them with selling our products and incentivize them to sell our products, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including some of our largest partners, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our products and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations in purchases of secure networking, unified SASE and security operations, changes in the sales mix between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to these arrangements. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decline and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue ratably over the term of the service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscriptions and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. For example, in December 2023, our Chief Revenue Officer announced his upcoming retirement after 19 years at Fortinet. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success.

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

As of December 31, 2023, we had an aggregate of $992.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our unified SASE and security operations technology solutions, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

In addition, if we do not have certain certifications, this may restrict our ability to sell to certain government customers until we have obtained certain certifications and we may not obtain the certifications in a timely manner or at all. For example, certain of our competitors may have decided to become certified under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”), and until the time that we also certify under FedRAMP, we risk losing sales for government deals to certified competitors for deals where FedRAMP certification is a requirement.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Aruba, Check Point, Cisco, CrowdStrike, F5 Networks, Huawei, Juniper, Palo Alto Networks, SonicWALL, Sophos, VMware and Zscaler.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. The conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders, and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity.

In response to component shortages in previous periods, we increased our purchase order commitments. Our suppliers may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K.

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

Moreover, business models based on a subscription cloud-based software service have become increasingly in demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based solutions and will continue to do so, most of our platform is currently deployed on premise, and therefore, as customers demand that solutions be provided through a subscription cloud-based business model, we are making additional investments in our infrastructure and personnel to be able to more fully provide our platform through a subscription cloud-based model in order to maintain the competitiveness of our platform. Such investments involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams and this results in added cost and risks associated with managing new business models, such as obligations to deliver certain functionality and features and to meet certain service level agreements related to cloud-based solutions. There is also a risk that we are slower to offer these solutions than competitors. The risks are compounded by the uncertainty concerning the future success of any of our particular subscription cloud-based business models and the future demand for our subscription cloud-based models by customers. Additionally, if we are unable to meet the demand to provide our services effectively through a subscription cloud-based model, we may lose customers to competitors.

Demand for our products may be limited by market perception that individual products from one vendor that provide multiple layers of security protection in one product are inferior to point products from multiple vendors.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 95%

of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

Our proprietary ASIC, which are key to the performance of our appliances, are built by contract manufacturers including Renesas and Toshiba America. These contract manufacturers use foundries operated by TSMC or Renesas on a purchase-order basis, and these foundries do not guarantee their capacity and could delay orders or increase their pricing. Accordingly, the foundries are not obligated to continue to fulfill our supply requirements, and due to the long lead time that a new foundry would require, we could suffer inventory shortages of our ASIC as well as increased costs. In addition to our proprietary ASIC, we also purchase off-the-shelf ASICs or integrated circuits from vendors for which we have experienced, and may continue to experience, long lead times. Our suppliers may also prioritize orders by other companies that order higher volumes or more profitable products. If any of these manufacturers materially delays its supply of ASICs or specific product models to us, or requires us to find an alternate supplier and we are not able to do so on a timely and reasonable basis, or if these foundries materially increase their prices for fabrication of our ASICs, our business would be harmed.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and AMD, network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products, which may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

We offer retroactive price protection to certain of our major distributors in North America, and if we fail to balance their inventory with end-customer demand for our products, our allowance for price protection may be inadequate, which could adversely affect our results of operations.

We provide certain of our major distributors in North America with price protection rights for inventories of our products held by them. If we reduce the list price of our products, as we have recently done, certain distributors in North America receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of certain of our major distributors’ inventories in North America. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

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

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks. Following a review in accordance with our publicly available Product Security Incident Response Team policy, our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. There can be no assurance, however, that such posts will be sufficiently timely, accurate or complete or that those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to certain other companies in other industries because we are a security company. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively or correctly update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to anticipate or add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Amazon Web Services, Microsoft Azure and Google Cloud, co-location providers, such as Equinix, and our own data centers and points of presence (“PoPs”), and any availability interruption in any of these cloud solutions could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including artificial intelligence (“AI”), and malicious parties may use AI to help attack our solutions, systems, and our customers.

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

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and machine learning technology into our solutions. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use of AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, or legal liability. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers or negatively impact our ability to contract.

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

The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our products and services, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security incidents. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security incidents involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, reduce demand, and require significant resources to mitigate issues stemming from actual or perceived security incidents

These laws, regulations and other requirements impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our IP and temporary suspension, permanent debarment from government contracting, or other limitations on doing business. Any such damages, penalties, disruptions or limitations in our ability to do business could have an adverse effect on our business and operating results.

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

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. For example, in 2023, California passed three separate climate bills governing disclosure of greenhouse gas emissions data, climate-related financials risks and details around emissions-related claims and carbon offsets. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate and we may be subject to fines from regulatory authorities. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2023, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2024 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2023, the closing price of our common stock ranged from $47.45 to $80.28 per share.

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

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, respectively. As of December 31, 2023, $529.1 million remained available for future share repurchases under the Repurchase Program. In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. As of February 23, 2024, approximately $1.03 billion remained available for future share repurchases. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 1C.     Cybersecurity

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, end users, business partners, stockholders and employees. Our board of directors is actively involved in oversight of our risk management program, and information and product security represent an important component of our overall approach to enterprise risk management (“ERM”). Our risks from cybersecurity threats are considered in conjunction with other risks in our ERM program. In addition, we leverage a cybersecurity-specific risk assessment process and strategy based on the NIST Cybersecurity Framework to manage risks to organizational operations and assets, individuals and other organizations associated with the operation and use of systems. Risk assessments are periodically conducted to identify threats and vulnerabilities, and then used to determine the likelihood and impact for each risk using a qualitative risk assessment methodology. In general, we seek to address cybersecurity risks through a broad, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Governance

The Audit Committee of our board of directors (the “Audit Committee”) is responsible for reviewing with management our cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. Our executives with responsibility over cybersecurity provide quarterly reports to the Audit Committee as well as to the Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit Committee. We also actively engage with key vendors, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. The Audit Committee also receives prompt and timely information regarding any cybersecurity threat or incident that meets established reporting thresholds, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved or otherwise addressed.

We believe our systems and processes with respect to the management of risks associated with cybersecurity threats are adequate. We have experienced, and may in the future experience, adverse impacts to our operations as a result of cybersecurity incidents. However, to date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see our risk factors, including our risk factor titled “If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers, through which we research, develop and host products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.”

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail above under the heading, “Governance,” our board of directors’ oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with executives with responsibility for cybersecurity, our Chief Executive Officer, Chief Technology Officer and President, Chief Financial Officer, Chief Operating Officer/General Counsel and other members of management. Management is promptly updated regarding any significant security events and the Audit Committee regularly reviews updates from our information security and product security leaders about cyber threat response preparedness, security controls and procedures, security program maturity milestones, risk and approaches to risk mitigation and the current and emerging threat landscape. In addition, all members of our board of directors receive management’s cybersecurity updates to the Audit Committee as part of their regular attendance at meetings of our board of directors.

Collaborative Approach: We have implemented a broad, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In addition, we manage a cross-functional program across our engineering, manufacturing and technical services teams, together with our suppliers and channel partners, designed to ensure the proper security of our products from design through manufacture and shipment.

Information Security: We implement organizational, administrative and technical measures based on commercially reasonable procedures using: (i) industry standard information security measures prescribed for use by NIST; (ii) security measures aligned with the ISO/IEC 27000 series of standards, (iii) Sarbanes-Oxley and SSAE 18/ISAE 3402; (iv) privacy regulations such as the GDPR and the CCPA; (v) business continuity management measures aligned with the ISO/IEC 22301 standard; and (vi) other generally recognized industry standards, in each case, designed to safeguard the confidentiality, integrity, and availability of our infrastructure and data and the resiliency of our operations.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintains broad incident response and recovery plans that help enable its effective and orderly management of, and response to, any identified security incidents, including escalation and internal and external-notification steps, allowing the incident response team to respond in a timely manner and enlist appropriate personnel and third-party experts. We maintain a process to promptly assess and assign severity levels to any identified security incidents in order to prioritize their importance and promptly direct resources to those issues of potentially greater impact. The notification plan establishes steps to alert external stakeholders as appropriate, including law enforcement, regulatory bodies, investors, customers and other business partners.

Third-Party Risk Management: We maintain a broad, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, our Trusted Supplier Program is designed to ensure manufacturing partners undergo a selection and qualification process that adheres to NIST 800-161.

Education and Awareness: We provide regular, mandatory training for personnel and contractors regarding cybersecurity threats as a means to equip Fortinet personnel with effective tools to address cybersecurity threats and to communicate Fortinet’s evolving information security policies, standards, processes and practices.

Risk and Readiness Assessments: We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to identify vulnerabilities and weaknesses, address cybersecurity threats and test its readiness to respond to cyber security incidents. These efforts include a wide range of activities, including threat modeling, a variety of vulnerability and configuration scans, penetration testing, audits, tabletop exercises and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness and penetration tests. The results of such assessments, audits and reviews are reported to the Audit Committee and our board of directors and to our management, and we adjust its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance: We maintain information security risk insurance coverage.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California and comprises approximately 395,000 square feet of building space on 21 acres of land. Refer to Note 17, Subsequent Events, in Part II, Item 8 of this Annual Report on Form 10-K for the January 2024 purchase of an additional 480,000 square feet in Santa Clara, CA which is located in close proximity to corporate headquarters.

Along with our corporate headquarters, as of December 31, 2023, we operated the following facilities:

Location	Owned Square Footage	Description of Use
Burnaby and Ottawa, Canada	560,000	Datacenter operations, support functions and research and development
Union City, California	350,000	Manufacturing assembly and operations
Plano & Frisco, Texas	130,000	Office space and datacenter operations
Torija, Spain	120,000	Future development of datacenter operations
Chicago, Illinois	100,000	Office space and retail
Sunrise, Florida	100,000	Office space
Valbonne, France	70,000	Sales and support functions

We also own additional building space in Sunnyvale and Union City, California, and Sydney, Australia, for future development of approximately 450,000 square feet in the aggregate.

We maintain additional leased offices throughout the world, predominantly used as sales and support offices, and leased data center spaces throughout the world operated under co-location arrangements. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities, develop unoccupied space, or add new facilities to support our future growth and enter new product markets, and we believe that suitable additional or alternative space will be available or can be developed as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, refer to Note 16 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.     Legal Proceedings

We are subject to various claims, complaints and legal actions that arise from time to time in the ordinary course of business. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Holders of Record

As of February 22, 2024, there were 45 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2018 *	December 2019	December 2020	December 2021	December 2022	December 2023
Fortinet, Inc.	$100	$152	$211	$510	$347	$416
S&P 500 Index	$100	$129	$150	$190	$153	$190
NASDAQ Computer	$100	$150	$225	$311	$200	$332

* Assumes that $100 was invested on December 31, 2018 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program (the “Repurchase Program”), which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2022, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2023. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, respectively, bringing the aggregate amount authorized to be repurchased to $6.75 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 238.6 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $6.22 billion.

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended December 31, 2023 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	7.7	$57.43	7.7	$980.0
November 1 - November 30, 2023	9.1	$49.75	9.1	$529.1
December 1 - December 31, 2023	—	$—	—	$529.1
Total	16.8	$53.29	16.8

In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. As of February 23, 2024, approximately $1.03 billion remained available for future share repurchases. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025.

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

•increasing or decreasing inflation or stagflation, and changing interest rates in many geographies and changes in currency exchange rates and currency regulations;

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including public health issues, wars and natural disasters;

•real estate investments, management of future growth including expansions and enhancements of current properties;

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

•growth expectations for the secure networking market;

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

•expectations that our operating expenses will increase year over year in absolute dollars during 2024;

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

•estimates of a range of 2024 spending on capital expenditures;

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

Business Overview

Fortinet is a leader in cybersecurity and the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations to deliver cybersecurity where our customers need it. As of December 31, 2023, over a half million customers trusted our solutions, including enterprises such as in the financial services, retail and operational technology market verticals, communication and security service providers, government organizations and small and medium-sized businesses. As a global company headquartered in Sunnyvale, California with a large international customer base, the majority of our research and development is in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2023, we held 957 U.S. patents and 1,299 global patents and we are recognized in over 80 enterprise analyst reports demonstrating both our vision and execution across networking and security products.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via our network firewall and our switches, access points and other secure connectivity solutions. FortiOS is our networking and security operating system that is consistent across our firewalls and secure connectivity solutions and supports over 30 functions that can be delivered via a physical, virtual, cloud or SaaS solution. When delivered via our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, combined with off-the-shelf CPUs and ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. The Network Firewall solution consists of FortiGate data centers, hyperscale and distributed firewalls, as well as encrypted applications (SSL inspection, Virtual Private Network and

IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of a company’s security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. The Secure Connectivity solution includes FortiSwitch Secure Ethernet Switches, FortiAP Wireless Local Area Network Access Points and FortiExtender 5G Connectivity Gateways, among other products.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and work from anywhere becomes established, cloud delivery is needed to enable secure access to applications on any cloud. The Fortinet Unified SASE solution is a single-vendor SASE solution that includes Firewall, SD-WAN, Secure Web Gateway, Cloud Access Services Broker, Data Loss Prevention, Zero Trust Network Access and cloud security, including Web Application Firewalls, Virtualized Firewalls and Cloud-Native Firewalls, among other products. These functions are delivered through our FortiOS operating systems, which can deploy the full SASE stack through the cloud or on our ASIC-driven appliances. All functions can be managed through a unified management console.

•Security Operations (SecOps)—Fortinet’s Security Operations solutions comply with the NIST cybersecurity framework of identify, protect, detect, respond and recover, and are delivered as a platform that automates detection and response to accelerate discovery and remediation. The SecOps solution includes FortiAI generative AI assistant, FortiSIEM Security Information and Event Management, FortiSOAR Security Orchestration, Automation and Response, FortiEDR Endpoint Detection and Response, FortiXDR Extended Detection and Response, FortiMDR Managed Detection and Response Service, FortiNDR Network Detection and Response, FortiRecon Digital Risk Protection, FortiDeceptor Deception technology, FortiGuard SoCaaS, FortiSandbox Sandboxing Services and FortiGuard Incident Response Services, among other products.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize machine learning and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. FortiGuard Security Services are a suite of AI-powered security capabilities that are natively integrated as part of the Fortinet Security Fabric to deliver coordinated detection and enforcement across the entire attack surface. The portfolio consists of FortiGuard application security services, content security services, device security services, NOC/SOC security services and web security services.

FortiCare Technical Support Service is a per-device support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced SLAs and premium hardware replacement through in-country depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Premium, FortiCare Elite and FortiCare Essential. The FortiCare Elite service aims to provide 15-minute response times for key product families.

We also offer training services to our end-customers and channel partners through our training team and authorized training partners. We have also implemented a training certification program, NSE, to help ensure an understanding of our products and services. Since 2020, Fortinet has also offered a number of free online training courses to help address prevalent industry-wide cybersecurity skills gaps and shortages.

Financial Highlights

•Total revenue was $5.30 billion in 2023, an increase of 20% compared to $4.42 billion in 2022.

•Product revenue was $1.93 billion in 2023, an increase of 8% compared to $1.78 billion in 2022.

•Service revenue was $3.38 billion in 2023, an increase of 28% compared to $2.64 billion in 2022.

•Total gross profit was $4.07 billion in 2023, an increase of 22% compared to $3.33 billion in 2022.

•Operating income was $1.24 billion in 2023, an increase of 28% compared to $969.6 million in 2022.

•Cash, cash equivalents, investments and marketable equity securities were $2.44 billion as of December 31, 2023, an increase of $183.9 million, or 8%, from December 31, 2022.

•Long-term debt, net of unamortized discount and debt issuance costs, was $992.3 million and $990.4 million as of December 31, 2023 and 2022, respectively.

•In 2023, we repurchased 27.2 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.50 billion, which excludes a $10.9 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. In 2022, we repurchased 36.0 million shares of common stock for a total purchase price of $1.99 billion.

•Deferred revenue was $5.74 billion as of December 31, 2023, an increase of $1.09 billion, or 24%, from December 31, 2022. Short-term deferred revenue was $2.85 billion as of December 31, 2023, an increase of $499.4 million, or 21%, from December 31, 2022.

•Cash flows from operating activities were $1.94 billion in 2023, an increase of $204.9 million, or 12%, compared to 2022.

Our revenue growth was driven primarily by service revenue. On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business.

In 2023, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 39% and 20% of our total revenue, respectively, and increased 22%, 23% and 12% compared to 2022, respectively.

Product revenue growth was impacted by an elevated cyber threat landscape, the convergence of security and networking, the impact of certain historical pricing actions, improving supply chain dynamics and changes in the backlog balance. Product revenue growth rates decreased from 42% in 2022 to 8% in 2023 partially due to overall softening macroeconomic conditions. We expect that product revenue growth rates will continue to be impacted by overall macroeconomic conditions in 2024.

Service revenue growth has accelerated over the past three years from 24% in 2021, to 26% in 2022, to 28% in 2023. Service revenue growth of 28% in 2023 was primarily driven by the strength of our security subscription revenue, which grew 33%. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments. Security subscriptions outpaced technical support growth due to strength in secure networking subscriptions, SecOps and SASE. We expect our service revenue to continue to grow in 2024, with growth opportunities coming from our SecOps and SASE offerings. While service revenue is expected to grow, we anticipate that the growth rates will be impacted by overall macroeconomic conditions in 2024.

Our billings were diversified on a geographic basis. In 2023, seven countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue decreased approximately 0.2 percentage points in 2023 compared to 2022. Headcount increased 8% to 13,568 employees as of December 31, 2023, up from 12,595 as of December 31, 2022.

Impact of Macroeconomic Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves.

Our days sales outstanding remained flat at 89 days for the years ended December 31, 2023 and 2022, primarily due to the sales linearity and certain geographies where extended payment terms are more prevalent. The accounts receivable allowance for credit losses was $8.2 million as of December 31, 2023, an increase of $4.6 million compared to $3.6 million as of December 31, 2022, primarily due to an increase in past due invoices over 60 and 90 days.

Worsening economic conditions may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of economic conditions on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of worsening economic conditions on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to certain large enterprise customers, large service providers and major systems integrators. In addition, we sell our software licenses and services via different cloud service provider platforms, both directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of secure networking, unified SASE and security operations technology products, depending on the end-customer’s size and security requirements.

Our customers purchase our hardware products, software licenses and cloud-delivered solutions, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice network security at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or related to certain transactions.

We also offer our products hosted in our own data centers, PoPs and through co-locations and major cloud service providers, including Amazon Web Services, Microsoft Azure and Google Cloud. We have also recognized revenue from customers who deploy our products in a bring-your-own-license (“BYOL”) arrangements at cloud service providers or at private clouds. In a BYOL arrangement, a customer purchases a software license through our channel partners and deploys the software in a cloud provider’s environment, in third-party clouds or in their private cloud.

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

	Year Ended or As of December 31,
	2023	2022	2021

	(in millions)
Revenue	$5,304.8	$4,417.4	$3,342.2
Deferred revenue	$5,735.0	$4,640.3	$3,452.9
Billings (non-GAAP)	$6,399.5	$5,594.0	$4,181.4
Net cash provided by operating activities	$1,935.5	$1,730.6	$1,499.7
Free cash flow (non-GAAP)	$1,731.4	$1,449.4	$1,203.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $5.74 billion as of December 31, 2023, an increase of $1.09 billion, or 24%, from December 31, 2022. Short term deferred revenue was $2.85 billion as of December 31, 2023, an increase of $499.4 million, or 21%, from December 31, 2022.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) and adjustment due to adoption of new accounting standard during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $6.40 billion in 2023, an increase of 14% compared to $5.59 billion in 2022.

During 2023, our billings and product revenue fell below our expectations due to a slowdown in secure networking growth, along with challenges in sales execution and marketing programs. In addition, we believe secure networking growth in the near term may be below historical growth rates. In response to the slowdown in the secure networking market, we plan to shift our marketing and sales teams’ focus towards the faster growing SecOps and Unified SASE markets over the next several quarters, while maintaining our continued focus on leading innovation in secure networking and the convergence of security and networking.

We anticipate limited near-term growth in the secure networking market and shifting sales and marketing focus may result in certain risks, including go-to-market challenges, increased sales turnover and other execution challenges.

Our backlog has fluctuated over past quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. As we have fulfilled, shipped and billed during a quarter to satisfy backlog, this has increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings have become more challenging.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Billings:
Revenue	$5,304.8	$4,417.4	$3,342.2
Add: Change in deferred revenue	1,094.7	1,187.4	847.6
Less: Deferred revenue balance acquired in business combinations	—	(10.8)	(4.1)
Less: Adjustment due to adoption of ASU 2021-08	—	—	(4.3)
Total billings (non-GAAP)	$6,399.5	$5,594.0	$4,181.4

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

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,935.5	$1,730.6	$1,499.7
Less: Purchases of property and equipment	(204.1)	(281.2)	(295.9)
Free cash flow (non-GAAP)	$1,731.4	$1,449.4	$1,203.8
Net cash provided by (used in) investing activities	$(649.3)	$763.9	$(1,325.1)
Net cash provided by (used in) financing activities	$(1,570.4)	$(2,130.3)	$82.8

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard security subscription and FortiCare technical support services. We also recognize revenue from cloud security solutions, professional services, and training.

Our total revenue is comprised of:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. The majority of our product revenue continues to be generated by our secure networking product lines. Product revenue also includes revenue from sales of unified SASE and SecOps technologies. As a percentage of total revenue, our product revenue has varied from quarter to quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard security subscription and FortiCare technical support services ratably over the service term. Our typical contractual support and subscription term is one to five years. We also generate our revenue from other services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the mix of our product revenue, pricing actions, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

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

•Cost of service revenue. Cost of service revenue is primarily comprised of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses and cloud provider fees, supplies, facility-related costs and amortization of intangible assets.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory or other charges. Service revenue and software licenses have higher gross margins compared to hardware products. Overall gross margin in 2024 will be impacted by service and product revenue mix.

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

•Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software and hardware development. We record research and development expenses as incurred. As of December 31, 2023, approximately 80%, 8%, 4%, 3% and 3% of our research and development teams were located in North America, India, Japan, Taiwan and Israel, respectively. As of December 31, 2023, approximately two-thirds of our engineers worked on software development while the remainder worked on hardware development.

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

Interest income. Interest income consists primarily of interest earned on our cash equivalents and investments. Historically, our interest-bearing investments include corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds, U.S. government and agency securities and municipal bonds.

Interest expense. Interest expense consists of interest expense due to the senior notes and other miscellaneous interest expense.

Other expense—net. Other expense—net consists primarily of foreign exchange gains and losses related to foreign currency remeasurement, gains or losses due to the changes in fair value of our marketable equity securities, realized gains and losses of available-for-sale investments, net rental income from real estate, as well as the gain on the sale or the impairment of investments in privately held companies without readily determinable fair values, which are not accounted for under the equity method.

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

Loss from equity method investments. Loss from equity method investments consists of our proportionate share of the investees’ net loss, the amortization of any basis differences, as well as any other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired.

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

We have elected to account for the tax effect of the Global Intangible Low-Taxed Income (“GILTI”) as a current period expense.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$1,927.3	$1,780.5	$1,255.0
Service	3,377.5	2,636.9	2,087.2
Total revenue	5,304.8	4,417.4	3,342.2
Cost of revenue:
Product	763.6	691.3	487.7
Service	473.6	393.6	295.3
Total cost of revenue	1,237.2	1,084.9	783.0
Gross profit:
Product	1,163.7	1,089.2	767.3
Service	2,903.9	2,243.3	1,791.9
Total gross profit	4,067.6	3,332.5	2,559.2
Operating expenses:
Research and development	613.8	512.4	424.2
Sales and marketing	2,006.0	1,686.1	1,345.7
General and administrative	211.3	169.0	143.5
Gain on intellectual property matter	(4.6)	(4.6)	(4.6)
Total operating expenses	2,826.5	2,362.9	1,908.8
Operating income	1,241.1	969.6	650.4
Interest income	119.7	17.4	4.5
Interest expense	(21.0)	(18.0)	(14.9)
Other expense—net	(6.1)	(13.5)	(11.6)
Income before income taxes and loss from equity method investments	1,333.7	955.5	628.4
Provision for income taxes	143.8	30.8	14.1
Loss from equity method investments	(42.1)	(68.1)	(7.6)
Net income including non-controlling interests	1,147.8	856.6	606.7
Less: net loss attributable to non-controlling interests, net of tax	—	(0.7)	(0.1)
Net income attributable to Fortinet, Inc.	$1,147.8	$857.3	$606.8

	Year Ended December 31,
	2023	2022	2021

	(as percentage of revenue)
Revenue:
Product	36%	40%	38%
Service	64	60	62
Total revenue	100	100	100
Cost of revenue:
Product	14	16	15
Service	9	9	9
Total cost of revenue	23	25	23
Gross margin:
Product	60	61	61
Service	86	85	86
Total gross margin	77	75	77
Operating expenses:
Research and development	12	12	13
Sales and marketing	38	38	40
General and administrative	4	4	4
Gain on intellectual property matter	—	—	—
Total operating expenses	53	53	57
Operating margin	23	22	19
Interest income	2	—	—
Interest expense	—	—	—
Other expense—net	—	—	—
Income before income taxes and loss from equity method investments	25	22	19
Provision for income taxes	3	1	—
Loss from equity method investments	(1)	(2)	—
Net income including non-controlling interests	22	19	18
Less: net loss attributable to non-controlling interests, net of tax	—	—	—
Net income attributable to Fortinet, Inc.	22%	19%	18%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2022 as compared to 2021 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.

2023 and 2022

Revenue

	Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$1,927.3	36%	$1,780.5	40%	$146.8	8%
Service	3,377.5	64	2,636.9	60	740.6	28
Total revenue	$5,304.8	100%	$4,417.4	100%	$887.4	20%
Revenue by geography:
Americas	$2,175.2	41%	$1,785.0	41%	$390.2	22%
EMEA	2,072.9	39	1,691.8	38	381.1	23
APAC	1,056.7	20	940.6	21	116.1	12
Total revenue	$5,304.8	100%	$4,417.4	100%	$887.4	20%

Total revenue increased $887.4 million, or 20%, in 2023 compared to 2022. We continued to experience large organic revenue growth (i.e., revenue growth excluding attribution from recent acquisitions) with diversification of revenue geographically, and across both customer and industry segments. Revenue from all regions grew, with the Americas contributing the largest portion of the increase on an absolute dollar basis and EMEA, contributing the largest portion of the increase on a percentage basis.

Product revenue increased $146.8 million, or 8%, in 2023 compared to 2022. Product revenue growth was impacted by an elevated cyber threat landscape, the convergence of security and networking, the impact of certain historical pricing actions, improving supply chain dynamics, and changes in the backlog balance. Product revenue growth rates decreased from 42% in 2022 to 8% in 2023 partially due to overall softening macroeconomic conditions.

Service revenue increased $740.6 million, or 28%, in 2023 compared to 2022. Service revenue growth has accelerated over the past three years from 24% in 2021, to 26% in 2022 to 28% in 2023. Compared to 2022, FortiGuard security subscription revenue and other security subscription revenue increased $471.1 million, or 33% and FortiCare, other technical support and other revenues increased $269.5 million, or 22%, in 2023. The increases in service revenue were primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments. Security subscriptions outpaced technical support growth due to strength in secure networking subscriptions, SecOps and SASE.

Of the service revenue recognized in 2023, 67% was included in the deferred revenue balance as of December 31, 2022. Of the service revenue recognized in 2022, 66% was included in the deferred revenue balance as of December 31, 2021.

Of the service revenue recognized in each quarter of 2023, from 88% to 89% was included in deferred revenue as of the beginning of the respective quarter.

Cost of revenue and gross margin

	Year Ended December 31,
	2023	2022	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$763.6	$691.3	$72.3	11%
Service	473.6	393.6	80.0	20
Total cost of revenue	$1,237.2	$1,084.9	$152.3	14%
Gross margin (%):
Product	60.4%	61.2%
Service	86.0%	85.1%
Total gross margin	76.7%	75.4%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total gross margin increased 1.3 percentage points in 2023 compared to 2022, primarily driven by a shift in the revenue mix and increased service gross margin, partially offset by decreased product gross margin. Revenue mix shifted by 4.0 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin decreased 0.8 percentage points in 2023 compared to 2022, primarily due to inventory related reserves expense, partially offset by lower expedite fees and freight costs and a shift in revenue mix from hardware to software. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 0.9 percentage points in 2023 compared to 2022, primarily driven by pricing actions in earlier periods and benefited from the mix shift towards higher margin security subscription services. Cost of service revenue was comprised primarily of personnel costs, third-party repair and contract fulfillment, data center costs, colocation expenses and cloud hosting, supplies and facility-related costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$613.8	12%	$512.4	12%	$101.4	20%
Sales and marketing	2,006.0	38	1,686.1	38	319.9	19
General and administrative	211.3	4	169.0	4	42.3	25
Gain on intellectual property matter	(4.6)	—	(4.6)	—	—	—
Total operating expenses	$2,826.5	53%	$2,362.9	53%	$463.6	20%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Research and development

Research and development expense increased $101.4 million, or 20%, in 2023 compared to 2022, primarily due to an increase of $74.3 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, non-personnel-related product development costs increased $13.8 million and depreciation expense and other occupancy-related expense increased $11.4 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2024.

Sales and marketing

Sales and marketing expense increased $319.9 million, or 19%, in 2023 compared to 2022, primarily due to an increase of $244.3 million in personnel-related costs. We increased our sales and pipeline generation capacity. The increase in headcount is expected to help drive global market revenue increases. In addition, marketing-related expenses increased $23.5 million, travel expense increased $20.7 million and depreciation expense and other occupancy-related expense increased $18.4 million. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars in 2024.

General and administrative

General and administrative expense increased $42.3 million, or 25%, in 2023 compared to 2022, primarily due to an increase of $19.2 million in professional services fees, an increase of $14.6 million in personnel-related costs and an increase of $3.4 million in provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars in 2024.

Operating income and margin

We generated operating income of $1.24 billion in 2023, an increase of $271.5 million, or 28%, compared to $969.6 million in 2022. Operating income as a percentage of revenue increased to 23.4% in 2023 compared to 21.9% in 2022. The increase in our operating margin primarily benefits from a 1.3 percentage points increase in gross margin and 0.4 percentage points decrease in sales and marketing expense as a percentage of revenue, partially offset by 0.2 percentage points increase in general and administrative expense as percentage of revenue.

Interest income, interest expense and other expense—net

	Year Ended December 31,
	2023	2022	Change	% Change

	(in millions, except percentages)
Interest income	$119.7	$17.4	$102.3	588%
Interest expense	(21.0)	(18.0)	(3.0)	17%
Other expense—net	(6.1)	(13.5)	7.4	(55)%

Interest income increased $102.3 million in 2023 as compared to 2022, primarily as a result of higher interest rates and investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense increased $3.0 million in 2023 as compared to 2022. Other expense—net decreased $7.4 million in 2023 as compared to 2022 due to an $8.7 million lower loss on marketable equity securities and a $1.0 million increase of net rental income from real estate, partially offset by a $2.4 million increase of foreign exchange losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2023	2022

	(in millions, except percentages)
Provision for income taxes	$143.8	$30.8	$113.0	367%
Effective tax rate (%)	11%	3%

Our provision for income taxes for 2023 reflects an effective tax rate of 11%, compared to an effective tax rate of 3% for 2022. The provision for income taxes for 2023 was comprised primarily of a $302.4 million tax expense related to U.S. federal and state income taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $55.1 million from stock-based compensation expense, a tax benefit of $89.5 million from the FDII deduction, and a tax benefit of $14.0 million from federal research and development tax credits.

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

Loss from Equity Method Investments

	Year Ended December 31,		Change	% Change
	2023	2022

	(in millions, except percentages)
Loss from equity method investments	$(42.1)	$(68.1)	$26.0	(38)%

Loss from equity method investments decreased $26.0 million in 2023 as compared to 2022, as our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year. Our loss related to Linksys in fiscal 2022 totaled $68.1 million, comprised our proportionate share of Linksys’ financial results as well as the amortization of the basis differences of $45.9 million, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the OTTI charge of $22.2 million recorded during the three months ended December 31,2022.

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

Our quarterly revenue over the past two years has increased sequentially each quarter within the year.

Total gross margin has fluctuated on a quarterly basis primarily due to the relative product and service mix. Product gross margin varies based on the types of products sold, their cost profile and their average selling prices. Service gross margin is impacted by revenue growth and our personnel-related costs, third-party repair and contract fulfillment, data center, colocation fees, cloud hosting, supplies, facility-related costs and foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,
	2023	2022	2021

	(in millions)
Cash and cash equivalents	$1,397.9	$1,682.9	$1,319.1
Short-term and long-term investments	1,021.5	548.1	1,634.8
Marketable equity securities	21.0	25.5	38.6
Total cash, cash equivalents, investments and marketable equity securities	$2,440.4	$2,256.5	$2,992.5
Working capital	$709.3	$732.0	$1,282.5

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net cash provided by operating activities	$1,935.5	$1,730.6	$1,499.7
Net cash provided by (used in) investing activities	(649.3)	763.9	(1,325.1)
Net cash provided by (used in) financing activities	(1,570.4)	(2,130.3)	82.8
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)	(0.1)
Net increase (decrease) in cash and cash equivalents	$(285.0)	$363.8	$257.3

Liquidity and capital resources are primarily impacted by our operating activities, proceeds from issuance of our investment grade debt, as well as cash used on stock repurchases, real estate purchases and other capital expenditures, investments in various companies and business acquisitions.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and interest rates, economic strength, supply chain capacity and disruptions, international conflicts, including the war in Ukraine and the Israel-Hamas war, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price. We expect our cash tax payments to increase as a result of a provision in the Tax Cuts and Jobs Act of 2017 requiring taxpayers to capitalize and amortize research and development expenses for tax purposes, other tax law changes and our expected growth.

In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, respectively, bringing the aggregate amount authorized to be repurchased to $6.75 billion. In 2023, we repurchased 27.2 million shares of common stock under the Repurchase Program for an aggregate purchase price of $1.50 billion. As of December 31, 2023, $529.1 million remained available for future share repurchases under the Repurchase Program. In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of February 23, 2024, approximately $1.03 billion remained available for future share repurchases.

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

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate 2024 capital expenditures to be between $370.0 million and $420.0 million.

Our principal commitments consist of obligations under our senior notes, inventory purchase and other contractual commitments. As of December 31, 2023, the long-term debt, net of unamortized discount and debt issuance costs, was $992.3 million. $500.0 million in aggregate principal amount of senior notes is due on March 15, 2026 and $500.0 million in aggregate principal amount of senior notes is due on March 15, 2031. In addition, we enter into non-cancellable agreements with contract manufacturers to procure inventory based on our requirements in order to reduce manufacturing lead times, plan for adequate component supply or incentivize suppliers to deliver. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. In 2023, we have seen supply chain constraints gradually improve as we continued to work with contract manufacturers and component suppliers to decrease and optimize our non-cancellable inventory purchase commitments. Inventory purchase commitments as of December 31, 2023, were $637.3 million, a decrease of $697.7 million compared to $1.34 billion as of December 31, 2022. We estimate payments of $381.5 million due on or before December 31, 2024 related to these commitments. We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2023, we had $66.9 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of December 31, 2023, our cash, cash equivalents and short-term and long-term investments of $2.44 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $199.9 million and $218.1 million as of December 31, 2023 and 2022, respectively.

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

During 2023, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, deferred tax assets, inventory and accounts receivable—net.

Our operating activities during 2023 provided cash flows of $1.94 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $1.10 billion in our deferred revenue during 2023. In addition, changes in operating assets and liabilities were driven by an increase of $353.5 million in deferred contract costs, an increase of $301.9 million in deferred tax assets, an increase of $253.5 million in inventory and an increase of $146.4 million in accounts receivable—net.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in various companies and business acquisitions. Historically, in making a lease-versus-ownership decision related to warehouse, office or data center space, we have considered various factors including financial metrics, expected long-term growth rates, time to market and changes in asset values. In certain cases, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2023, cash used in investing activities was $649.3 million, primarily driven by $437.0 million spent for purchases of investments, net of maturities and sales of investments, $204.1 million used for the purchases of property and equipment, and $8.5 million investment in a privately held company.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”).

During 2023, cash used in financing activities was $1.57 billion, primarily driven by $1.50 billion used to repurchase shares of our common stock and $68.7 million used to pay tax withholding, net of proceeds from the issuance of common stock.

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

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, investments and marketable equity securities in a variety of securities, including commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates would have resulted in a decrease of $12.0 million in our interest income in 2023, and would have resulted in an insignificant decrease in our interest income in 2022 and 2021

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031. We carry the senior notes at face value less unamortized discount on our consolidated balance sheets. As the senior notes bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. Refer to Note 11. Debt in Part II, Item 8 of this Annual Report on Form 10-K.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro (“EUR”), the Canadian dollar (“CAD”), the British pound (“GBP”) and the Japanese yen (“JPY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other expense—net in the consolidated statements of income. We recognized an expense of $7.0 million in 2023 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and JPY could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $14.2 million change in the value of our foreign currency cash balances as of December 31, 2023.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company is involved in disputes, litigation, and other legal actions in the normal course of business. Claims from third parties may result in a requirement to pay substantial damages. The Company accrues for a loss contingency if a loss is probable, and the amount of the loss can be reasonably estimated. These accruals are generally based on a range of possible outcomes that require significant management judgement.
Given the inherent uncertainty of the outcome of current matters, auditing litigation contingencies required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to litigation contingencies included the following, among others:
•We tested the effectiveness of controls over management’s litigation contingency accrual analysis and assessment of matters with potential impact.
•We obtained and evaluated legal letters from internal and external legal counsel, and we discussed the pending litigation matters with internal legal counsel.
•We made inquiries with management to obtain an understanding of litigation matters that the Company is currently undergoing.
•We read available court documents for litigation matters to search for contradictory information.
•We read Board of Directors meeting minutes to search for contradictory information.
•We evaluated the assumptions used by the Company to estimate the litigation contingency, including corroborating the assumptions with internal legal counsel.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2024

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,397.9	$1,682.9
Short-term investments	1,021.5	502.6
Marketable equity securities	21.0	25.5
Accounts receivable—Net of allowance for credit losses of $8.2 million and $3.6 million at December 31, 2023 and 2022, respectively	1,402.0	1,261.7
Inventory	484.8	264.6
Prepaid expenses and other current assets	101.1	73.1
Total current assets	4,428.3	3,810.4
LONG-TERM INVESTMENTS	—	45.5
PROPERTY AND EQUIPMENT—NET	1,044.4	898.5
DEFERRED CONTRACT COSTS	605.6	518.2
DEFERRED TAX ASSETS	868.8	569.4
GOODWILL	126.5	128.0
OTHER INTANGIBLE ASSETS—NET	35.3	56.0
OTHER ASSETS	150.0	202.0
TOTAL ASSETS	$7,258.9	$6,228.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$204.3	$243.4
Accrued liabilities	423.7	266.3
Accrued payroll and compensation	242.3	219.4
Deferred revenue	2,848.7	2,349.3
Total current liabilities	3,719.0	3,078.4
DEFERRED REVENUE	2,886.3	2,291.0
LONG-TERM DEBT	992.3	990.4
OTHER LIABILITIES	124.7	149.8
Total liabilities	7,722.3	6,509.6
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value—1,500.0 shares authorized; 761.0 shares and 781.5 shares issued and outstanding at December 31, 2023 and 2022, respectively	0.8	0.8
Additional paid-in capital	1,416.4	1,284.2
Accumulated other comprehensive loss	(18.9)	(20.2)
Accumulated deficit	(1,861.7)	(1,546.4)
Total stockholders’ deficit	(463.4)	(281.6)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,258.9	$6,228.0
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Product	$1,927.3	$1,780.5	$1,255.0
Service	3,377.5	2,636.9	2,087.2
Total revenue	5,304.8	4,417.4	3,342.2
COST OF REVENUE:
Product	763.6	691.3	487.7
Service	473.6	393.6	295.3
Total cost of revenue	1,237.2	1,084.9	783.0
GROSS PROFIT:
Product	1,163.7	1,089.2	767.3
Service	2,903.9	2,243.3	1,791.9
Total gross profit	4,067.6	3,332.5	2,559.2
OPERATING EXPENSES:
Research and development	613.8	512.4	424.2
Sales and marketing	2,006.0	1,686.1	1,345.7
General and administrative	211.3	169.0	143.5
Gain on intellectual property matter	(4.6)	(4.6)	(4.6)
Total operating expenses	2,826.5	2,362.9	1,908.8
OPERATING INCOME	1,241.1	969.6	650.4
INTEREST INCOME	119.7	17.4	4.5
INTEREST EXPENSE	(21.0)	(18.0)	(14.9)
OTHER EXPENSE—NET	(6.1)	(13.5)	(11.6)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENTS	1,333.7	955.5	628.4
PROVISION FOR INCOME TAXES	143.8	30.8	14.1
LOSS FROM EQUITY METHOD INVESTMENTS	(42.1)	(68.1)	(7.6)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	1,147.8	856.6	606.7
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	—	(0.7)	(0.1)
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$1,147.8	$857.3	$606.8
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$1.47	$1.08	$0.74
Diluted	$1.46	$1.06	$0.73
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	778.6	791.4	816.1
Diluted	788.2	805.3	835.3
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income including non-controlling interests	$1,147.8	$856.6	$606.7
Other comprehensive income (loss):
Change in foreign currency translation	(5.5)	(9.7)	(3.8)
Change in unrealized gains (losses) on investments	8.8	(6.2)	(3.5)
Less: tax provision (benefit) related to items of other comprehensive income (loss)	2.0	(1.4)	(0.8)
Other comprehensive income (loss)	1.3	(14.5)	(6.5)
Comprehensive income including non-controlling interests	1,149.1	842.1	600.2
Less: comprehensive income (loss) attributable to non-controlling interests	—	0.2	(1.1)
Comprehensive income attributable to Fortinet, Inc.	$1,149.1	$841.9	$601.3

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2020	812.7	$0.8	$1,206.6	$0.7	$(352.1)	$—	$856.0
Issuance of common stock in connection with equity incentive plans - net of tax withholding	10.2	—	(141.7)	—	—	—	(141.7)
Repurchase and retirement of common stock	(12.9)	—	(19.2)	—	(722.6)	—	(741.8)
Stock-based compensation expense	—	—	207.9	—	—	—	207.9
Recognition of non-controlling interests upon business combination	—	—	—	—	—	17.8	17.8
Net unrealized loss on investments - net of tax	—	—	—	(2.7)	—	—	(2.7)
Foreign currency translation adjustment	—	—	—	(2.8)	—	(1.0)	(3.8)
Net income	—	—	—	—	606.8	(0.1)	606.7
BALANCE—December 31, 2021	810.0	0.8	1,253.6	(4.8)	(467.9)	16.7	798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	7.5	—	(134.7)	—	—	—	(134.7)
Repurchase and retirement of common stock	(36.0)	—	(55.4)	—	(1,935.8)	—	(1,991.2)
Stock-based compensation expense	—	—	217.3	—	—	—	217.3
Acquisition of the non-controlling interests	—	—	3.4	—	—	(16.9)	(13.5)
Net unrealized loss on investments - net of tax	—	—	—	(4.8)	—	—	(4.8)
Foreign currency translation adjustment	—	—	—	(10.6)	—	0.9	(9.7)
Net income	—	—	—	—	857.3	(0.7)	856.6
BALANCE—December 31, 2022	781.5	0.8	1,284.2	(20.2)	(1,546.4)	—	(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.7	—	(68.5)	—	—	—	(68.5)
Repurchase and retirement of common stock	(27.2)	—	(37.4)	—	(1,463.1)	—	(1,500.5)
Excise tax on net stock repurchases	—	—	(10.9)	—	—	—	(10.9)
Stock-based compensation expense	—	—	249.0	—	—	—	249.0
Net unrealized gain on investments - net of tax	—	—	—	6.8	—	—	6.8
Foreign currency translation adjustment	—	—	—	(5.5)	—	—	(5.5)
Net income	—	—	—	—	1,147.8	—	1,147.8
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$—	$(463.4)
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$1,147.8	$856.6	$606.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	249.0	217.3	207.9
Amortization of deferred contract costs	266.3	223.3	175.9
Depreciation and amortization	113.4	104.3	84.4
Amortization of investment premiums (discounts)	(27.7)	4.4	6.9
Loss from equity method investments	42.1	68.1	7.6
Other	18.5	23.6	7.9
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(146.4)	(456.7)	(72.5)
Inventory	(253.5)	(109.1)	(19.4)
Prepaid expenses and other current assets	(27.6)	(7.7)	(17.7)
Deferred contract costs	(353.5)	(318.2)	(294.5)
Deferred tax assets	(301.9)	(226.4)	(94.0)
Other assets	17.7	(35.3)	(19.0)
Accounts payable	(43.1)	105.2	(13.1)
Accrued liabilities	137.4	55.2	49.9
Accrued payroll and compensation	23.4	25.0	44.0
Other liabilities	(21.7)	23.5	(0.7)
Deferred revenue	1,095.3	1,177.5	839.4
Net cash provided by operating activities	1,935.5	1,730.6	1,499.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,855.8)	(389.1)	(2,308.0)
Sales of investments	4.0	3.0	85.5
Maturities of investments	1,414.8	1,462.0	1,470.3
Purchases of property and equipment	(204.1)	(281.2)	(295.9)
Purchases of Investments in privately held companies	(8.5)	—	(160.0)
Payments made in connection with business combinations, net of cash acquired	—	(30.8)	(74.9)
Purchases of marketable equity securities	—	—	(42.5)
Other	0.3	—	0.4
Net cash provided by (used in) investing activities	(649.3)	763.9	(1,325.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of discount and underwriting fees	—	—	989.4
Payments for debt issuance costs	—	—	(2.4)
Payments of debt assumed in connection with business combination	—	—	(19.5)
Repurchase and retirement of common stock	(1,500.5)	(1,991.2)	(741.8)
Proceeds from issuance of common stock	43.8	26.1	26.0
Taxes paid related to net share settlement of equity awards	(112.5)	(160.4)	(167.9)
Other	(1.2)	(4.8)	(1.0)
Net cash provided by (used in) financing activities	(1,570.4)	(2,130.3)	82.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.8)	(0.4)	(0.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285.0)	363.8	257.3
CASH AND CASH EQUIVALENTS—Beginning of year	1,682.9	1,319.1	1,061.8
CASH AND CASH EQUIVALENTS—End of year	$1,397.9	$1,682.9	$1,319.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$426.3	$260.2	$127.4
Operating lease liabilities arising from obtaining right-of-use assets	$19.2	$65.8	$39.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$31.8	$17.1	$15.9
Liability for purchase of property and equipment	$23.6	$21.2	$21.9
Excise tax payable on net stock repurchases	$10.9	$—	$—
Liability incurred in connection with business combinations	$—	$0.8	$0.9
See notes to consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Fortinet, Inc. (“Fortinet”) was incorporated in Delaware in 2000 and is a global leader in broad, integrated and automated cybersecurity solutions. Fortinet provides high performance cybersecurity solutions to a wide variety of businesses, such as large enterprises, communication service providers, government organizations and small to medium-sized enterprises. Fortinet’s cybersecurity solutions are designed to provide broad visibility and segmentation of the digital attack surface, through our integrated cybersecurity platform (the “Fortinet Security Fabric”) with automated protection, detection and response.

The amounts previously reported as Income tax liabilities are included in Other liabilities. Prior periods have been reclassified to conform with current period presentation.

Basis of Presentation and Preparation—The consolidated financial statements of Fortinet and its subsidiaries (collectively, “we,” “us”, or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the determination of contingent liabilities, the determination of our ability to exercise control or significant influence over our investees, the evaluation of the equity method investments for OTTI, the standalone selling price for our products and services, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation and liability for non-cancellable inventory purchase commitments with contract manufacturers and component suppliers, the fair value of tangible and intangible assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets, measurement of non-marketable equity securities and the determination of sales returns reserves. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

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

We rely on a small number of manufacturing partners, with over 95% of manufacturing in Taiwan and U.S., to manufacture our products, and some of the chips and other components of our products used by the contract manufacturers are available from limited or sole sources of supply. Our proprietary Application-Specific Integrated Circuits are built by contract manufacturers located in Japan and Taiwan; other integrated circuits are provided by other chip manufacturers.

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

Foreign Currency and Transaction Gains and Losses—The functional currency for most of our foreign subsidiaries is the U.S. dollar. For our international subsidiary whose functional currency is the local currency, we translate the financial statements of this subsidiary to U.S. dollars using the exchange rates in effect at the balance sheet dates for assets and liabilities, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other expense—net. We recognized a foreign currency loss of $7.0 million, $4.6 million and $8.2 million in other expense—net, for 2023, 2022, and 2021, respectively.

Cash and Cash Equivalents—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in commercial paper, corporate debt, U.S. government and agency securities, term deposits and money market funds.

Available-for-Sale Investments—We hold investment grade securities consisting of corporate debt securities, U.S. government and agency securities, commercial paper, certificates of deposit and term deposits and municipal bonds that our management believes are financially sound. We classify our investments as available-for-sale (“AFS”) at the time of purchase, since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months with a remaining maturity of less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in the consolidated statements of equity (deficit). AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other expense—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of equity (deficit).

We consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2023, 2022 and 2021 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2023, 2022 and 2021 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the years ended December 31, 2023, 2022 and 2021.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in privately held companies—Our investments in privately held companies consist of investments in common stock or in-substance common stock. Our equity method investments provide us with the ability to exercise significant influence over the investees, but not an absolute controlling financial interest. These investments are accounted for under the equity method of accounting and were initially recorded at cost. Subsequently, we recognize our proportionate share of the entity’s net loss, the amortization of any basis differences, as well as any OTTI as gain or loss from these equity method investments in the consolidated statements of income and as an adjustment to the investment balance. We record our proportionate share of the results of these equity method investments on a three-month lag basis. We evaluate if there are material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. As of December 31, 2023, we had two equity method investments, including our investment in Linksys. As of December 31, 2022, our investment in Linksys was our only equity method investment. As of December 31, 2023 and 2022, our equity method investments were recorded in other assets. Our remaining investments in privately held companies are recorded at cost and as of December 31, 2023 and 2022 were not material.

We evaluate our equity method investments at the end of each reporting period to determine whether events or changes in business circumstances indicate that the carrying value of the investments may not be recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investments or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investments. This evaluation consists of several qualitative and quantitative factors including recent financial results, projected financial results and operating trends of the investees and other publicly available information that may affect the value of our investments.

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

We further consider collectability trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $8.2 million and $3.6 million as of December 31, 2023 and 2022, respectively. Provisions, write-offs and recoveries were not material during the years ended December 31, 2023, 2022 and 2021.

Inventory—Inventory is recorded at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. Inventory costs comprise primarily of the cost of materials and other component parts as well as capitalized overhead. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. A write-down of inventory and a corresponding charge to cost of product revenue is recorded when inventory is determined to be in excess of anticipated demand or considered obsolete. At the point of the write-down loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for non-cancelable inventory purchase commitments with contract manufacturers and suppliers for quantities in excess of our future estimated demand forecasts. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the consolidated statements of income.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our estimates and assumptions are subject to change based on information existing at acquisition date but unknown to us, which may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets in 2023, 2022 and 2021.

Goodwill—Goodwill represents the excess of purchase consideration over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually during the fourth quarter, or sooner when circumstances indicate an impairment may exist. We perform a qualitative assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If such evaluation indicates that it is more likely than not that the fair value of a reporting unit is less that its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of a reporting unit exceeds its fair value, any excess is recognized as an impairment loss in goodwill, limited to the total amount of goodwill allocated to that reporting unit.

We performed our annual goodwill impairment assessment and did not identify any impairment indicators as a result of the review. As of December 31, 2023 and 2022, we had one reporting unit.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have elected to account for the tax effect of the GILTI as a current period expense.

Stock-Based Compensation—The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of our employee stock options and the Monte Carlo simulation pricing model to determine the fair value of our performance stock units (“PSUs”). Stock-based compensation expense of our RSUs and options is amortized on a straight-line basis over the service period and stock-based compensation expense of our PSUs is amortized using a graded vesting method over the vesting period. We account for forfeitures of all stock-based payment awards when they occur.

Leases—We determine if an arrangement is a lease at inception. We evaluate the classification of leases at commencement and, as necessary, at modification. The right-of-use (“ROU”) assets and the short- and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively. The corresponding assets and, the short- and long-term lease liabilities from our finance leases are included in property and equipment, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.

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

Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease ROU assets and liabilities. Variable lease payments primarily include common area maintenance charges, real estate taxes, certain parking expense, utilities based on actual usage, and insurance costs. Lease expense for lease payments for our operating leases is recognized on a straight-line basis over the term of the lease. We begin recognizing rent expense on the date that a lessor makes an underlying asset that is subject to the lease available for our use. For our finance leases, we recognize amortization expense from the amortization of the corresponding assets and interest expense on the related lease liabilities.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The costs to develop software for internal use are capitalized based on qualifying criteria. These costs consist of internal compensation related costs and external direct costs incurred during the application development stage. Such costs are amortized over the software’s estimated useful life. Internal use software development costs capitalized were not material for any periods presented.
Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2023, 2022 and 2021 was $266.3 million, $223.3 million and $175.9 million, respectively. No impairment loss of deferred contract costs asset was recognized during 2023, 2022 and 2021.

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

We derive a majority of product sales from Secure Networking hardware and associated security services which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, secure sockets layer (“SSL”) inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

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

Service revenue relates to sales of our FortiGuard security subscription, FortiCare technical support services and other services. Our typical subscription and support term is one to five years. We generally recognize revenue from these services ratably over the service term because of continuous transfer of control to the customer. We also generate a portion of our revenue from other services consisting of professional services, training and software-as-a-service (“SaaS”) which is either hosted by us or provided through cloud-providers. We recognize revenue from professional and training services as the services

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

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

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $92.7 million and $92.0 million as of December 31, 2023 and 2022, respectively, and is included in current liabilities in our consolidated balance sheet.

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

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not material during 2023, 2022 and 2021.

Warranties—We generally provide a one-year warranty for most hardware products and a 90-day warranty for software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty liability was not material as of December 31, 2023 and 2022.

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

Recent Accounting Standards Not Yet Effective

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 was effective for us beginning on January 1, 2024 and will be applied on a retrospective basis to all periods presented. We are currently evaluating the ASU to determine its impact on our disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for our annual periods beginning January 1, 2025, with early adoption permitted, and should be applied prospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2023	2022	2021
Product	$1,927.3	$1,780.5	$1,255.0
Service:
Security subscription	1,898.1	1,427.0	1,125.0
Technical support and other	1,479.4	1,209.9	962.2
Total service revenue	3,377.5	2,636.9	2,087.2
Total revenue	$5,304.8	$4,417.4	$3,342.2

Deferred Revenue

During 2023 and 2022, we recognized $2.27 billion and $1.73 billion in revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.75 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $2.86 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Investments

The following tables summarize our available-for-sale investments (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$461.5	$0.2	$(0.3)	$461.4
Commercial paper	401.7	0.2	(0.1)	401.8
Certificates of deposit and term deposits	88.2	0.1	—	88.3
Corporate debt securities	70.0	0.1	(0.1)	70.0
Total available-for-sale investments	$1,021.4	$0.6	$(0.5)	$1,021.5

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$198.0	$—	$(4.4)	$193.6
Commercial paper	26.5	—	(0.1)	26.4
Certificates of deposit and term deposits	34.2	—	—	34.2
Corporate debt securities	293.0	—	(4.1)	288.9
Municipal Bonds	5.1	—	(0.1)	5.0
Total available-for-sale investments	$556.8	$—	$(8.7)	$548.1

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$47.1	$—	$11.7	$(0.3)	$58.8	$(0.3)
Commercial paper	200.8	(0.1)	—	—	200.8	(0.1)
Corporate debt securities	21.8	—	26.9	(0.1)	48.7	(0.1)
Total available-for-sale investments	$269.7	$(0.1)	$38.6	$(0.4)	$308.3	$(0.5)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$3.9	$(0.1)	$189.8	$(4.3)	$193.7	$(4.4)
Commercial paper	26.4	(0.1)	—	—	26.4	(0.1)
Corporate debt securities	90.5	(0.8)	190.0	(3.3)	280.5	(4.1)
Municipal Bonds	5.0	(0.1)	—	—	5.0	(0.1)
Total available-for-sale investments	$125.8	$(1.1)	$379.8	$(7.6)	$505.6	$(8.7)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	December 31, 2023	December 31, 2022
Due within one year	$1,021.5	$502.6
Due within one to three years	—	45.5
Total	$1,021.5	$548.1

Available-for-sale investments are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of equity (deficit) and in comprehensive income. We do not intend to sell any of the securities in an unrealized loss position and it is not more likely than not that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity.

Realized gains and losses on available-for-sale investments were insignificant in the periods presented.

Marketable Equity Securities

Our marketable equity securities were $21.0 million and $25.5 million as of December 31, 2023 and December 31, 2022, respectively. The changes in fair value of our marketable equity securities are recorded in other expense—net on the consolidated statements of income. We recognized $4.4 million and $13.1 million of losses in 2023 and 2022, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2023				December 31, 2022
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$501.4	$433.3	$68.1	$—	$268.6	$259.3	$9.3	$—
Commercial paper	472.2	—	472.2	—	115.8	—	115.8	—
Certificates of deposit and term deposits	104.8	—	104.8	—	50.4	—	50.4	—
Corporate debt securities	73.0	—	73.0	—	288.9	—	288.9	—
Money market funds	277.1	277.1	—	—	593.9	593.9	—	—
Municipal bonds	—	—	—	—	5.0	—	5.0	—
Marketable equity securities	21.0	21.0	—	—	25.5	25.5	—	—
Total	$1,449.5	$731.4	$718.1	$—	$1,348.1	$878.7	$469.4	$—

Reported as:
Cash equivalents	$407.0				$774.5
Marketable equity securities	21.0				25.5
Short-term investments	1,021.5				502.6
Long-term investments	—				45.5
Total	$1,449.5				$1,348.1

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2023 and December 31, 2022.

4.     INVENTORY

Inventory consisted of (in millions):

	December 31, 2023	December 31, 2022
Raw materials	$92.1	$46.3
Work in process	7.7	12.0
Finished goods	385.0	206.3
Inventory	$484.8	$264.6

The excess and obsolete inventory reserve was $89.2 million and $52.5 million as of December 31, 2023 and 2022, respectively. Inventory write-downs related to excess and obsolete inventory were $35.8 million for the year ended December 31, 2023, and not material for the years ended December 31, 2022 and 2021. They were recorded in cost of product revenue on the consolidated statements of income.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	December 31, 2023	December 31, 2022
Land	$351.7	$310.0
Buildings and improvements	595.5	490.3
Computer equipment and software	261.1	222.7
Leasehold improvements	61.4	53.5
Evaluation units	30.8	19.2
Furniture and fixtures	33.6	31.3
Construction-in-progress	63.3	51.7
Total property and equipment	1,397.4	1,178.7
Less: accumulated depreciation	(353.0)	(280.2)
Property and equipment—net	$1,044.4	$898.5

During 2023, we purchased certain real estate in the United States, Spain, and Australia totaling $109.3 million. The purchases were accounted for under the asset acquisition method. The costs of the assets allocated to land, buildings and improvements and construction-in-progress were $41.7 million, $46.0 million and $21.6 million, respectively, based on their relative fair values.

Depreciation expense was $94.5 million, $81.0 million and $65.9 million in 2023, 2022 and 2021, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

During 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 50.8% ownership interest in this privately held company. As of December 31, 2023 and 2022, our ownership interest remained the same. Linksys provides router connectivity solutions to the consumer and small business markets.

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

Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $42.1 million in 2023. Our loss related to Linksys in 2022 totaled $68.1 million, which comprised of our proportionate share of Linksys’ financial results as well as the amortization of the basis differences of $45.9 million, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the other-than-temporary impairment (“OTTI”) charge of $22.2 million recorded during the three months ended December 31, 2022. Our share of loss of Linksys’ financial results as well as our share of the amortization of the basis differences in total was $7.6 million in 2021. The loss related to Linksys is recorded in loss from equity method investments on the consolidated statements of income.

Due to the presence of impairment indicators, such as a series of operating losses, current expected performance relative to expected performance when we initially invested, performance relative to peers, changes in net working capital and cash available for business operations, and the results of a discounted cash flows analysis, we evaluated our equity method investment for an OTTI during 2023 and 2022. We considered various factors in determining whether an OTTI has occurred, including Linksys financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestones and any notable operational and strategic changes. In connection with our evaluation as of December 31, 2022, we noted that certain factors were present that indicated that the equity method investment’s decline in value was OTTI, primarily driven by Linksys’ continuous losses, decrease in revenue and operating results, then current forecasted results for the foreseeable future as compared to the expected performance at the time of the investments, and the results of a discounted cash flows analysis. To determine the fair value of our investment in Linksys, we utilized a market approach referencing revenue multiples from publicly traded peer companies and concluded that the estimated fair value of the investment was lower than its carrying value. During the three months ended December 31, 2022, we recorded a non-cash impairment charge of $22.2 million on our equity method investment in Linksys. In connection with our evaluation as of December 31, 2023, we determined that an additional OTTI has not occurred. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time.

The carrying amount of our Linksys investment was $42.2 million and $84.3 million as of December 31, 2023 and 2022, respectively, and the investment was included in other assets on our consolidated balance sheets.

Other investment

On August 1, 2023, we invested $8.5 million in cash for a 19.5% ownership interest in the outstanding common stock of a privately held company that provides rugged ethernet switches, 4G/5G industrial routers and media converters for critical infrastructure customers. We accounted for this investment as an equity method investment since we have the ability to exercise significant influence, but not control, over the operating and financial policies of the privately held company. Determining that we have significant influence but not control over the operating and financial policies of the privately held company required significant judgement of many factors, including but not limited to the ownership interest, board representation, participation in policy-making processes and participation rights in certain significant financial and operating decisions in the ordinary course of business. Therefore, we determined to account for this investment using the equity method of accounting.

We recorded our proportionate share of the privately held company’s financial results on a three-month lag basis and presented it in loss from equity method investments on the consolidated statements of income. Our share of income of the privately held company’s financial results, as well as our share of the amortization of the basis differences, were immaterial during 2023. The carrying amount of the investment was $8.5 million as of December 31, 2023, and the investment was included in other assets on our consolidated balance sheets.

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

2021 Acquisition

Alaxala Networks Corporation

On August 31, 2021, we closed an acquisition of 75% of equity interests as controlling interests in Alaxala Networks Corporation (“Alaxala”), a privately held network hardware equipment company in Japan, for $64.2 million in cash. We

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired the equity interests in Alaxala to broaden our offering of secure switches integrated with our secure networking solutions.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2022	$128.0
Foreign currency translation adjustments	(1.5)
Balance—December 31, 2023	$126.5

There were no impairments to goodwill during 2023, 2022 and 2021 or any previous periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$79.4	$60.6	$18.8
Customer relationships	7.1	30.4	17.7	12.7
Trade name	10.0	5.0	1.2	3.8
Backlog	1.0	3.9	3.9	—
Total other intangible assets—net		$118.7	$83.4	$35.3

	December 31, 2022
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$85.1	$50.3	$34.8
Customer relationships	7.1	31.0	14.4	16.6
Trade name	10.0	5.3	0.7	4.6
Backlog	1.0	4.2	4.2	—
Total other intangible assets—net		$125.6	$69.6	$56.0

Amortization expense of finite-lived intangible assets was $18.9 million, $23.3 million and $18.5 million in 2023, 2022, and 2021, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets (in millions):

Year Ending December 31,	Amount
2024	$12.0
2025	8.2
2026	4.2
2027	3.9
2028	1.5
Thereafter	5.5
Total	$35.3

9.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to Fortinet, Inc., by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to Fortinet, Inc. by the weighted-average number of shares of common stock outstanding during the period, plus the dilutive effects of restricted stock units RSUs, stock options and PSUs. Dilutive shares of common stock are determined by applying the treasury stock method.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income including non-controlling interests	$1,147.8	$856.6	$606.7
Net loss attributable to non-controlling interests	—	(0.7)	(0.1)
Net income attributable to Fortinet, Inc.	$1,147.8	$857.3	$606.8

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	778.6	791.4	816.1
Diluted shares:
Weighted-average common stock outstanding-basic	778.6	791.4	816.1
Effect of potentially dilutive securities:
RSUs	3.3	6.0	10.9
Stock options	6.2	7.9	8.3
PSUs	0.1	—	—
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	788.2	805.3	835.3
Net income per share attributable to Fortinet, Inc.:
Basic	$1.47	$1.08	$0.74
Diluted	$1.46	$1.06	$0.73

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2023	2022	2021
RSUs	0.7	1.0	0.7
Stock options	2.8	1.5	1.1
PSUs	0.1	—	—
Total	3.6	2.5	1.8

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$43.0	$37.1	$26.5
Variable lease expense (1)	5.8	3.7	3.1
Short-term lease expense	9.3	5.6	3.7
Total lease expense	$58.1	$46.4	$33.3

(1) Variable lease expense for the years ended December 31, 2023, 2022 and 2021 predominantly included common area maintenance charges, real estate taxes, certain parking expense, utilities based on actual usage and insurance costs.

Supplemental balance sheet information related to our operating leases was (in millions, except lease term and discount rate):

	Classification	December 31, 2023	December 31, 2022
Operating lease ROU assets – non-current	Other assets	$76.0	$96.3

Operating lease liabilities – current	Accrued liabilities	$33.4	$33.2
Operating lease liabilities – non-current	Other liabilities	45.7	62.5
Total operating lease liabilities		$79.1	$95.7

Weighted average remaining lease term in years – operating leases		3.1	3.5
Weighted average discount rate – operating leases		4.5%	3.5%

Supplemental cash flow information related to leases was (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$40.0	$33.8	$25.8

Maturities of operating lease liabilities as of December 31, 2023 were (in millions):

Year Ending December 31,	Amount
2024	$33.0
2025	20.4
2026	11.5
2027	8.0
2028	10.2
Thereafter	3.3
Total lease payments	$86.4
Less imputed interest	(7.3)
Total	$79.1

As of December 31, 2023, our operating leases that had been signed but had not yet commenced were not material.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of December 31, 2023, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	December 31, 2023
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				7.7
Total long-term debt				$992.3

As of December 31, 2023 and 2022, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. In 2023, 2022 and 2021 we recorded $17.9 million, $17.9 million and $14.7 million of total interest expense in relation to these Senior Notes and repaid $16.0 million, $16.0 million and $8.4 million of interest in cash, respectively. No interest costs were capitalized in 2023, 2022 and 2021, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $882.6 million, including accrued and unpaid interest, as of December 31, 2023. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

12.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2023 (in millions):

	Total	2024	Thereafter
Inventory purchase commitments	$637.3	$381.5	$255.8

Inventory Purchase Commitments—Our independent contract manufacturers and certain component suppliers procure components and build our products based on our forecasts, the availability of various components and their capacity. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and marketing organizations, adjusted for lead times, changes in supplier delivery commitments and other supply chain matters and market conditions. In order to manage manufacturing lead times, plan for adequate component supply and incentivize suppliers to deliver, we may issue purchase orders to some of our independent contract manufacturers which are non-cancelable. As of December 31, 2023, we had $637.3 million of open purchase orders with our independent contract manufacturers that consist of non-cancelable commitments. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed. We record a liability for non-cancelable inventory purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of December 31, 2023, the liability for these inventory purchase commitments was $84.7 million and was included in accrued liabilities. The expense related to such accrued liability

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for inventory purchase commitments was $85.9 million for the year ended December 31, 2023, and not material for the years ended December 31, 2022 and 2021, and was recorded in cost of product revenue on the consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers and certain component suppliers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of firm and non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of December 31, 2023, we had $66.9 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of December 31, 2023 and 2022.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica has alleged breach of warranty and misrepresentation claims, which we deny. Fact discovery closed during the quarter ended June 30, 2023. Trial is set for May 2024. Although we believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and an unfavorable ruling could occur, which may result in a material adverse impact on our business, financial position, results of operations and cash flows. No loss accrual had been recorded as of December 31, 2023 related to this litigation.

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

13.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We have one primary stock incentive plan, the 2009 EIP, under which we have granted RSUs, stock options and PSUs.

Our board of directors approved the 2009 EIP in 2009 and amended the plan in 2019. The maximum aggregate number of shares that may be issued under the 2009 EIP is 239,367,655 shares; provided, however, that only 67,500,000 shares may be

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2023, there were a total of 53.6 million shares of common stock available for grant under the 2009 EIP.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2020	23.4	$18.09
Granted	5.8	40.53
Forfeited	(1.8)	22.99
Vested	(11.7)	16.30
Balance—December 31, 2021	15.7	27.06
Granted	4.1	58.09
Forfeited	(1.1)	34.94
Vested	(8.2)	23.69
Balance—December 31, 2022	10.5	40.94
Granted	4.8	60.14
Forfeited	(0.8)	49.85
Vested	(5.4)	35.47
Balance—December 31, 2023	9.1	$53.61

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2023, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 EIP, but not yet recognized, was $413.8 million, with a weighted-average remaining vesting period of 2.6 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2023	2022	2021
Shares withheld for taxes	1.8	2.7	3.8
Amount withheld for taxes	$112.5	$160.4	$167.9

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2023	2022	2021
Expected term in years	4.4	4.4	4.4
Volatility	42.0%	41.6%	39.1%
Risk-free interest rate	4.2%	2.2%	0.5%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	13.6	$13.51	4.2	220.4
Granted	2.9	37.26
Forfeited	(0.4)	24.53
Exercised	(2.4)	11.01
Balance—December 31, 2021	13.7	18.57	4.0	729.9
Granted	1.7	60.26
Forfeited	(0.2)	37.03
Exercised	(2.0)	13.10
Balance—December 31, 2022	13.2	24.37	3.5	344.8
Granted	1.3	60.16
Forfeited	(0.2)	49.13
Exercised	(3.1)	14.11
Balance—December 31, 2023	11.2	$31.14
Options vested and expected to vest—December 31, 2023	11.2	$31.14	3.3	$315.8
Options exercisable—December 31, 2023	8.2	$23.02	2.6	$293.2

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2023, total compensation expense related to unvested stock options granted to employees but not yet recognized was $54.6 million, with a weighted-average remaining vesting period of 2.5 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Weighted-average fair value per share granted	$24.20	$22.18	$12.15

Intrinsic value of options exercised	$140.7	$88.4	$83.5
Fair value of options vested	$30.1	$24.9	$17.2

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2023, (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.34-$16.65	2.6	1.0	$9.66	2.6	$9.66
$16.90-$22.90	3.5	2.6	19.90	3.4	19.81
$26.72-$60.21	3.6	4.9	44.24	1.5	35.63
$61.13-$68.70	1.5	5.1	62.76	0.7	62.49
	11.2			8.2

Market/Performance-Based PSUs

In 2023, we granted market/performance-based PSUs under the 2009 EIP to certain of our executives. Based on the achievement of the market/performance-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 200% of the target shares underlying the PSUs based on the percentile ranking of our total stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

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

None of these PSU awards were vested and PSU awards forfeited were immaterial during the year ended December 31, 2023.

As of December 31, 2023, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $16.1 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.4 years.

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2023
Reserved for future equity award grants	53.6
Outstanding stock options, RSUs and PSUs	20.6
Total common stock reserved for future issuances	74.2

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of product revenue	$1.8	$1.7	$1.7
Cost of service revenue	23.3	18.8	15.7
Research and development	76.8	64.2	56.7
Sales and marketing	111.8	105.0	110.0
General and administrative	37.9	30.1	27.1
Total stock-based compensation expense	$251.6	$219.8	$211.2

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2023	2022	2021
RSUs	$211.8	$195.0	$191.8
Stock options	28.8	24.8	19.4
PSUs	$11.0	$—	$—
Total stock-based compensation expense	$251.6	$219.8	$211.2

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is (in millions):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit associated with stock-based compensation	$55.5	$48.6	$45.4

Share Repurchase Program

In January 2016, our board of directors approved the Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2022, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2023, bringing the aggregated amount authorized to $5.25 billion. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.75 billion. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2023, we repurchased 27.2 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $1.50 billion, which excludes a $10.9 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of December 31, 2023, $529.1 million remained available for future share repurchases under the Repurchase Program. Refer to Note 17, Subsequent Events, for information regarding the approved $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program in January 2024 and the extension of the Repurchase Program to February 28, 2025 in February 2024.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.     INCOME TAXES

Income before income taxes and loss from equity method investments consisted of (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$1,195.0	$873.8	$567.7
Foreign	138.7	81.7	60.7
Total income before income taxes and loss from equity method investments	$1,333.7	$955.5	$628.4

The provision for (benefit from) income taxes consisted of (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$398.5	$218.5	$80.7
State	27.7	19.1	2.5
Foreign	24.3	18.8	23.3
Total current	$450.5	$256.4	$106.5
Deferred:
Federal	$(281.1)	$(208.3)	$(90.2)
State	(18.9)	(14.9)	(1.1)
Foreign	(6.7)	(2.4)	(1.1)
Total deferred	(306.7)	(225.6)	(92.4)
Provision for income taxes	$143.8	$30.8	$14.1

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (in millions):

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory tax rate	$280.1	$200.6	$132.0
Foreign income taxed at different rates	27.0	15.7	2.9
Foreign withholding taxes	35.1	31.0	37.4
Stock-based compensation expense	(54.3)	(81.1)	(74.8)
Foreign tax credit	(72.6)	(26.2)	(53.2)
State taxes—net of federal benefit	5.0	(3.2)	(4.6)
Research and development credit	(14.0)	(11.6)	(11.1)
Valuation allowance	(67.7)	25.9	20.0
Impact of the 2017 Tax Cuts and Jobs Act:
One-time transition tax	—	—	5.8
Tax effect of a law change	(20.8)	—	—
Foreign-Derived Intangible Income ("FDII")	(89.5)	(115.2)	(33.6)
Adjustment to prior year’s FDII	92.8	—	—
Other	22.7	(5.1)	(6.7)
Total provision for income taxes	$143.8	$30.8	$14.1

Effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which delays the deductibility of these expenses, and increases our current provision.

During 2023, we changed our position regarding the allocation and apportionment of expenses for income tax purposes. This change in approach affected the amount of our FDII benefit and our ability to utilize certain foreign tax credits. As a result, our FDII benefits recorded in prior years decreased by $92.8 million, partially offset by an increased benefit for the utilization of foreign tax credits of $63.1 million. These foreign tax credit carryforwards were previously expected to have expired unutilized resulting in the recording of a full valuation allowance thereon. Accordingly, the benefit recognized as a result of their utilization is included in the benefit from the release of a valuation allowance of $67.7 million.

On January 4, 2022, the U.S. Treasury published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. On July 26, 2022, the U.S. Treasury released corrections to the final regulations. On July 21, 2023, the IRS released a notice that suspended the application of significant portions of the final regulations regarding the foreign tax credit for tax years 2022 and 2023. The notice released in July 2023 favorably impacted our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. On December 11, 2023, the IRS released a notice that extended the suspension of significant portions of the final regulations beyond December 31, 2023, until further guidance is issued.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 that provides for certain changes to the U.S. corporate income tax system, including a 15% minimum tax based on financial statement income for companies with three-year average annual adjusted financial statement income exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022, if any. The applicable tax law changes have had no impact to our tax provision for the year ended December 31, 2023. We will continue to evaluate the impact of these tax law changes on future periods.

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. We are in the process of assessing the tax impact of Pillar Two legislation becoming applicable to us beginning January 1, 2024, and believe these rules will not have a material impact on our provision for income taxes.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
General business credit carryforward	$29.5	$95.0
Deferred revenue	528.0	380.1
Reserves and accruals	134.1	90.1
Net operating loss carryforward	19.2	21.2
Stock-based compensation expense	25.1	19.8
Depreciation and amortization	8.1	5.6
Capitalized research expenditures	295.0	176.7
Operating lease liabilities	17.4	20.8
Total deferred tax assets	1,056.4	809.3
Less: Valuation allowance	(33.2)	(100.8)
Deferred tax assets, net of valuation allowance	1,023.2	708.5
Deferred tax liabilities:
Deferred contract costs	(136.9)	(117.5)
Operating lease ROU assets	(16.7)	(20.9)
Acquired intangibles	(3.7)	(8.8)
Total deferred tax liabilities	(157.3)	(147.2)
Net deferred tax assets	$865.9	$561.3

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development credits carryforward, certain impairment losses in business investments and certain tax attributes from business acquisitions. As of December 31, 2023, we had a valuation allowance of $33.2 million against those items.

As of December 31, 2023, our federal and California net operating loss carryforwards for income tax purposes were $67.0 million and $20.8 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2024, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2023, we had state tax credit carryforwards of $45.3 million. The state credits can be carried forward indefinitely.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of year	$67.4	$73.3	$77.3
Gross increases for tax positions related to the current year	11.4	13.6	7.6
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	1.0	0.9	8.7
Gross decreases for tax positions related to prior year	(4.0)	(2.0)	(0.7)
Gross decreases for tax positions related to prior year audit settlements	—	—	—
Gross decreases for tax positions related to expiration of statute of limitations	(10.0)	(18.4)	(19.6)
Unrecognized tax benefits, end of year	$65.8	$67.4	$73.3

As of December 31, 2023, we had $65.8 million of unrecognized tax benefits, of which, if recognized, $55.5 million would favorably affect our effective tax rate. Our gross unrecognized tax benefits decreased approximately $1.6 million during the year ended December 31, 2023. The net decrease was primarily due to the reversal of gross unrecognized tax benefits in connection with the lapse of statutes of limitations. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2023, 2022 and 2021, accrued interest and penalties were $6.4 million, $9.3 million and $13.3 million, respectively.

It is reasonably possible that our gross unrecognized tax benefits will decrease up to $3.9 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2023, 2022 and 2021 were $17.1 million, $12.6 million and $10.0 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2023	2022	2021
Americas:
United States	$1,605.9	$1,325.0	$1,006.8
Other Americas	569.3	460.0	352.0
Total Americas	2,175.2	1,785.0	1,358.8
Europe, Middle East and Africa (“EMEA”)	2,072.9	1,691.8	1,275.9
Asia Pacific (“APAC”)	1,056.7	940.6	707.5
Total revenue	$5,304.8	$4,417.4	$3,342.2

Property and Equipment—net	December 31, 2023	December 31, 2022
Americas:
United States	$701.6	$638.1
Canada	212.8	204.4
Latin America	2.3	1.1
Total Americas	916.7	843.6
EMEA	65.5	35.9
APAC	62.2	19.0
Total property and equipment—net	$1,044.4	$898.5

The following distributors accounted for 10% or more of our revenue:

	Year Ended December 31,
	2023	2022	2021
Distributor A	28%	29%	31%
Distributor B	15%	14%	12%
Distributor C	13%	14%	*
* Represents less than 10%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following distributors accounted for 10% or more of net accounts receivable:

	2023	2022
Distributor A	33%	32%
Distributor B	14%	12%
Distributor C	10%	13%

17.     SUBSEQUENT EVENTS

Real Property Purchases

In January 2024, we purchased real property in Santa Clara, CA, and Union City, CA, totaling approximately 480,000 square feet and 54,300 square feet, respectively, for $192.0 million and $14.8 million in cash, respectively.

Share Repurchase Program

In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of February 23, 2024, approximately $1.03 billion remained available for future share repurchases.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2024

ITEM 9B.     Other Information

Rule 10b5-1 Trading Plans

On November 13, 2023, Patrice Perche, our Chief Revenue Officer and Executive Vice President of Support, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Perche Plan”) under the Exchange Act for the sale of shares of our common stock. The Perche Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Perche Plan provides for the potential sale by Patrice Perche of up to (a) 141,981 shares of our common stock, including upon the vesting and settlement of RSUs and PSUs for shares of our common stock, and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement, in each case, at the market price, all between March 4, 2024 and June 1, 2025.

On December 6, 2023, Judith Sim, one of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Sim Plan”) under the Exchange Act for the sale of shares of our common stock. The Sim Plan was entered into during an open trading window in accordance with our insider trading policy and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sim Plan provides for the potential sale by Judith Sim of up to 20,637 shares of our common stock between March 6, 2024 and March 8, 2025.

Each of the Perche Plan and the Sim Plan (together, the “10b5-1 Plans”) includes a representation from Patrice Perche and Judith Sim (as applicable) to the broker administering the plan that none of them were in possession of any material nonpublic information regarding us or the securities subject to the 10b5-1 Plans at the time the 10b5-1 Plans were entered into. A similar representation was made to us in connection with the adoption of the 10b5-1 Plans under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the applicable 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Patrice Perche and Judith Sim were unaware, or with respect to any material nonpublic information acquired by Patrice Perche and Judith Sim or us after the date of each such representation.

Once executed, transactions under the Sim Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Patrice Perche or Judith Sim or our other officers or directors, or their affiliated entities.

ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.
Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q (File No. 001-34511)	August 7, 2023	3.3

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.3

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†	Fortinet, Inc. Amended Bonus Plan	Annual Report on Form 10-K (File No. 001-34511)	February 19, 2021	10.8

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.2

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.3

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.4

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2019, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.5

10.17†	Employment Agreement, dated as of January 24, 2018, between Fortinet UK Limited and Patrice Perche	Annual Report on Form 10-K (File No. 001-34511)	February 24, 2023	10.17

10.18†	Change of Control Severance Agreement, effective as of February 21, 2023, between the Company and Patrice Perche	Annual Report on Form 10-K (File No. 001-34511)	February 24, 2023	10.18

10.19†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.1

10.20†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.2

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in inline XBRL.

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

Date: February 23, 2024
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: February 23, 2024
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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 23, 2024
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 23, 2024
Keith Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 23, 2024
Michael Xie

/s/ Kenneth A. Goldman	Director	February 23, 2024
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 23, 2024
Ming Hsieh

/s/ Jean Hu	Director	February 23, 2024
Jean Hu

/s/ William H. Neukom	Director	February 23, 2024
William H. Neukom

/s/ Judith Sim	Director	February 23, 2024
Judith Sim

/s/ Admiral James Stavridis	Director	February 23, 2024
Admiral James Stavridis