Form 10-Q
period 2024-03-31
Fortinet, Inc.
filed 2024-05-06
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of May 3, 2024, there were 763,938,008 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, increasing or decreasing interest rates, changes in government spending or reduced information technology spending, including firewall spending, may adversely impact our business.

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

•Our real estate assets, including construction, acquisitions, sales or strategy changes, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence, as well as data center expansions or enhancements, could involve significant risks to our business.

•Our backlog may fluctuate over quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue if we experience supply chain shortages, including component and other shortages. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter.

•As the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings become more challenging. This reduced quarterly billings based on reduced backlog contribution to billings has resulted, and will result, in decreased year-over-year quarterly growth.

•Any weakness in sales strategy, productivity, personnel and execution could negatively impact our results of operations.

•We are dependent on the continued services and performance of our senior management, as well as our ability to hire, retain and motivate qualified personnel.

•We rely on third-party channel partners for substantially all of our billings, revenue, and a small number of distributors represents a large percentage of our revenue and accounts receivable.

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

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services, failure of our products or services to detect or prevent a security incident, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers, could cause our products or services to allow unauthorized access to our customers’ networks and harm our operational results and reputation more significantly as compared to certain other companies given we are a security company.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,926.3	$1,397.9
Short-term investments	1,075.4	1,021.5
Marketable equity securities	21.4	21.0
Accounts receivable—net	996.2	1,402.0
Inventory	439.5	484.8
Prepaid expenses and other current assets	100.9	101.1
Total current assets	4,559.7	4,428.3
PROPERTY AND EQUIPMENT—NET	1,247.4	1,044.4
DEFERRED CONTRACT COSTS	600.0	605.6
DEFERRED TAX ASSETS	942.5	868.8
GOODWILL	129.0	126.5
OTHER INTANGIBLE ASSETS—NET	34.1	35.3
OTHER ASSETS	149.4	150.0
TOTAL ASSETS	$7,662.1	$7,258.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$135.2	$204.3
Accrued liabilities	538.7	423.7
Accrued payroll and compensation	214.5	242.3
Deferred revenue	2,912.0	2,848.7
Total current liabilities	3,800.4	3,719.0
DEFERRED REVENUE	2,877.9	2,886.3
LONG-TERM DEBT	992.8	992.3
OTHER LIABILITIES	128.5	124.7
Total liabilities	7,799.6	7,722.3
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value—1,500.0 shares authorized; 763.2 and 761.0 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,448.9	1,416.4
Accumulated other comprehensive loss	(24.8)	(18.9)
Accumulated deficit	(1,562.4)	(1,861.7)
Total stockholders’ deficit	(137.5)	(463.4)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,662.1	$7,258.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUE:
Product	$408.9	$500.7
Service	944.4	761.6
Total revenue	1,353.3	1,262.3
COST OF REVENUE:
Product	182.8	193.6
Service	121.9	114.2
Total cost of revenue	304.7	307.8
GROSS PROFIT:
Product	226.1	307.1
Service	822.5	647.4
Total gross profit	1,048.6	954.5
OPERATING EXPENSES:
Research and development	173.0	151.1
Sales and marketing	501.1	478.3
General and administrative	54.4	52.8
Gain on intellectual property matter	(1.1)	(1.2)
Total operating expenses	727.4	681.0
OPERATING INCOME	321.2	273.5
INTEREST INCOME	32.2	20.6
INTEREST EXPENSE	(5.1)	(5.0)
OTHER INCOME (EXPENSE)—NET	(2.9)	2.0
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENTS	345.4	291.1
PROVISION FOR INCOME TAXES	39.5	21.3
LOSS FROM EQUITY METHOD INVESTMENTS	(6.6)	(22.1)
NET INCOME	$299.3	$247.7
Net income per share (Note 8):
Basic	$0.39	$0.32
Diluted	$0.39	$0.31
Weighted-average shares outstanding:
Basic	762.4	783.2
Diluted	770.5	793.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$299.3	$247.7
Other comprehensive income (loss):
Change in foreign currency translation	(5.2)	(0.8)
Change in unrealized gains (losses) on investments	(0.9)	3.8
Less: tax provision (benefit) related to items of other comprehensive income (loss)	(0.2)	0.9
Other comprehensive income (loss)	(5.9)	2.1
Comprehensive income	$293.4	$249.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.2	—	(29.8)	—	—	(29.8)
Stock-based compensation expense	—	—	62.3	—	—	62.3
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(5.2)	—	(5.2)
Net income	—	—	—	—	299.3	299.3
BALANCE—March 31, 2024	763.2	$0.8	$1,448.9	$(24.8)	$(1,562.4)	$(137.5)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.9	—	(13.1)	—	—	(13.1)
Stock-based compensation expense	—	—	56.3	—	—	56.3
Net unrealized gain on investments - net of tax	—	—	—	2.9	—	2.9
Foreign currency translation adjustment	—	—	—	(0.8)	—	(0.8)
Net income	—	—	—	—	247.7	247.7
BALANCE—March 31, 2023	784.4	$0.8	$1,327.4	$(18.1)	$(1,298.7)	$11.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299.3	$247.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	62.3	56.3
Amortization of deferred contract costs	72.0	62.5
Depreciation and amortization	28.6	27.5
Amortization of investment discounts	(12.2)	(0.3)
Loss from equity method investments	6.6	22.1
Other	3.3	3.8
Changes in operating assets and liabilities, net of impact of business combination:
Accounts receivable—net	405.6	171.1
Inventory	36.5	(45.3)
Prepaid expenses and other current assets	(0.1)	(16.0)
Deferred contract costs	(66.5)	(81.2)
Deferred tax assets	(73.9)	(81.1)
Other assets	(6.2)	4.5
Accounts payable	(61.6)	(4.1)
Accrued liabilities	105.0	80.0
Accrued payroll and compensation	(27.4)	(6.0)
Other liabilities	4.3	(4.7)
Deferred revenue	54.8	240.7
Net cash provided by operating activities	830.4	677.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(436.1)	(207.2)
Maturities of investments	393.4	195.0
Purchases of property and equipment	(221.9)	(30.3)
Payment made in connection with a business combination, net of cash acquired	(5.7)	—
Other	—	0.1
Net cash used in investing activities	(270.3)	(42.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13.4	21.2
Taxes paid related to net share settlement of equity awards	(42.9)	(34.5)
Other	(0.8)	(0.4)
Net cash used in financing activities	(30.3)	(13.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.4)	(0.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	528.4	621.3
CASH AND CASH EQUIVALENTS—Beginning of period	1,397.9	1,682.9
CASH AND CASH EQUIVALENTS—End of period	$1,926.3	$2,304.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$31.1	$20.7
Operating lease liabilities arising from obtaining right-of-use assets	$15.0	$4.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$6.5	$6.9
Liability for purchase of property and equipment	$27.6	$18.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2024. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements for the year ended December 31, 2023.

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

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

Recent Accounting Standards Not Yet Effective

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments are effective for our annual reporting for fiscal year 2024, and for our interim period reporting starting in fiscal year 2025 retrospectively, with early adoption permitted. We are currently evaluating the ASU to determine its impact on our disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for our annual period beginning fiscal year 2025, with early adoption permitted, and should be applied prospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Product	$408.9	$500.7
Service:
Security subscription	536.9	421.7
Technical support and other	407.5	339.9
Total service revenue	944.4	761.6
Total revenue	$1,353.3	$1,262.3

Deferred Revenue

During the three months ended March 31, 2024 and 2023, we recognized $851.1 million and $675.9 million in service revenue that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.81 billion, which was substantially comprised of deferred security subscription and technical support services revenue that will be recognized in future periods. We expect to recognize approximately $2.93 billion as revenue over the next 12 months and the remainder thereafter.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. We measure expected credit losses of accounts receivable on a collective (pooled) basis, aggregating accounts receivable that are either current or no more than 60 days past due, and aggregating accounts receivable that are more than 60 days past due. We apply a credit-loss percentage to each of the pools that is based on our historical credit losses. We review whether each of our significant accounts receivable that is more than 60 days past due continues to exhibit similar risk characteristics with the other accounts receivable in the pool. If we determine that it does not, we evaluate it for expected credit losses on an individual basis. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of income.

The allowance for credit losses was $6.9 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively. Provisions, write-offs and recoveries were not material during the three months ended March 31, 2024 and 2023.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended March 31, 2024 and 2023 were $72.0 million and $62.5 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Investments

The following tables summarize our available-for-sale investments (in millions):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$479.9	$—	$(0.4)	$479.5
Commercial paper	478.1	—	(0.4)	477.7
Certificates of deposit and term deposits	71.6	—	—	71.6
Corporate debt securities	46.6	—	—	46.6
Total available-for-sale investments	$1,076.2	$—	$(0.8)	$1,075.4

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$461.5	$0.2	$(0.3)	$461.4
Commercial paper	401.7	0.2	(0.1)	401.8
Certificates of deposit and term deposits	88.2	0.1	—	88.3
Corporate debt securities	70.0	0.1	(0.1)	70.0
Total available-for-sale investments	$1,021.4	$0.6	$(0.5)	$1,021.5

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$302.1	$(0.3)	$9.9	$(0.1)	$312.0	$(0.4)
Commercial paper	417.5	(0.4)	—	—	417.5	(0.4)
Corporate debt securities	29.1	—	2.0	—	31.1	—
Total available-for-sale investments	$748.7	$(0.7)	$11.9	$(0.1)	$760.6	$(0.8)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$47.1	$—	$11.7	$(0.3)	$58.8	$(0.3)
Commercial paper	200.8	(0.1)	—	—	200.8	(0.1)
Corporate debt securities	21.8	—	26.9	(0.1)	48.7	(0.1)
Total available-for-sale investments	$269.7	$(0.1)	$38.6	$(0.4)	$308.3	$(0.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	March 31, 2024	December 31, 2023
Due within one year	$1,075.4	$1,021.5
Due within one to three years	—	—
Total	$1,075.4	$1,021.5

Available-for-sale investments are reported at fair value, with unrealized gains and losses and the related tax impact included as a separate component of stockholders’ equity (deficit) and in comprehensive income. We do not intend to sell any of the securities in an unrealized loss position and it is not more likely than not that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity.

Realized gains and losses on available-for-sale investments were insignificant in the periods presented.

Marketable Equity Securities

Our marketable equity securities were $21.4 million and $21.0 million as of March 31, 2024 and December 31, 2023. The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the condensed consolidated statements of income. We recognized a $0.3 million and $0.6 million gain during the three months ended March 31, 2024 and 2023, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2024				December 31, 2023
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$495.4	$438.9	$56.5	$—	$501.4	$433.3	$68.1	$—
Commercial paper	555.3	—	555.3	—	472.2	—	472.2	—
Certificates of deposit and term deposits	92.8	—	92.8	—	104.8	—	104.8	—
Corporate debt securities	47.5	—	47.5	—	73.0	—	73.0	—
Money market funds	254.6	254.6	—	—	277.1	277.1	—	—
Marketable equity securities	21.4	21.4	—	—	21.0	21.0	—	—
Total	$1,467.0	$714.9	$752.1	$—	$1,449.5	$731.4	$718.1	$—

Reported as:
Cash equivalents	$370.2				$407.0
Marketable equity securities	21.4				21.0
Short-term investments	1,075.4				1,021.5
Total	$1,467.0				$1,449.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024 and year ended December 31, 2023.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$104.5	$92.1
Work in process	6.2	7.7
Finished goods	328.8	385.0
Inventory	$439.5	$484.8

The excess and obsolete inventory reserve was $101.6 million and $89.2 million as of March 31, 2024 and December 31, 2023, respectively. Inventory write-downs related to excess and obsolete inventory were $18.1 million for the three months ended March 31, 2024, and were not material for the three months ended March 31, 2023. These were recorded in cost of product revenue on the condensed consolidated statements of income.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	March 31, 2024	December 31, 2023
Land	$453.0	$351.7
Buildings and improvements	712.5	595.5
Computer equipment and software	265.6	261.1
Leasehold improvements	66.7	61.4
Evaluation units	32.3	30.8
Furniture and fixtures	35.2	33.6
Construction-in-progress	56.0	63.3
Total property and equipment	1,621.3	1,397.4
Less: accumulated depreciation	(373.9)	(353.0)
Property and equipment—net	$1,247.4	$1,044.4

During the three months ended March 31, 2024, we purchased certain real estate properties in California for a total purchase price of $207.1 million to be used predominantly for research and development and warehousing operations. The purchases were accounted for under the asset acquisition method. The cost of the assets allocated to land, buildings and improvements, and furniture and fixtures were $101.4 million, $104.8 million, and $0.9 million, respectively, based on their relative fair values.

Depreciation expense was $25.6 million and $22.8 million during the three months ended March 31, 2024 and 2023, respectively.

6.     INVESTMENT IN PRIVATELY HELD COMPANY

Linksys Holdings, Inc.

During 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of privately held Linksys Holdings, Inc. (“Linksys”), for a 50.8% ownership interest in outstanding equity of Linksys. As of March 31, 2024 and December 31, 2023, our ownership interest remained the same. Linksys provides router connectivity solutions to the consumer and small business markets.

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

Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $6.4 million and $22.1 million for the three months ended March 31, 2024 and 2023, respectively, and has been recorded in loss from equity method investments on the condensed consolidated statements of income. The carrying amount of our Linksys investment was $35.8 million and $42.2 million as of March 31, 2024 and December 31, 2023, respectively, and the investment was included in other assets on our condensed consolidated balance sheets.

Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”) during the three months ended March 31, 2024. We considered various factors in determining whether an OTTI has occurred, including the limited operating history available, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an additional OTTI has not occurred as of March 31, 2024. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the results and disclosures of Linksys.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2023	$126.5
Additions due to business combination	3.9
Foreign currency translation adjustments	(1.4)
Balance—March 31, 2024	$129.0

There were no impairments to goodwill during the three months ended March 31, 2024 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.6	$80.1	$62.0	$18.1
Customer relationships	7.0	30.6	18.0	12.6
Trade name	10.0	4.6	1.2	3.4
Backlog	1.0	3.6	3.6	—
Total other intangible assets—net		$118.9	$84.8	$34.1

	December 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$79.4	$60.6	$18.8
Customer relationships	7.1	30.4	17.7	12.7
Trade name	10.0	5.0	1.2	3.8
Backlog	1.0	3.9	3.9	—
Total other intangible assets—net		$118.7	$83.4	$35.3

Amortization expense was $3.0 million and $4.7 million during the three months ended March 31, 2024 and 2023, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2024 (the remainder of 2024)	$9.5
2025	8.6
2026	4.8
2027	4.4
2028	1.5
Thereafter	5.3
Total	$34.1

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income	$299.3	$247.7

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	762.4	783.2
Diluted shares:
Weighted-average common stock outstanding-basic	762.4	783.2
Effect of potentially dilutive securities:
RSUs	2.7	3.6
Stock options	5.1	6.6
PSUs	0.3	—
Weighted-average shares used to compute diluted net income per share	770.5	793.4
Net income per share
Basic	$0.39	$0.32
Diluted	$0.39	$0.31

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
RSUs	—	1.8
Stock options	3.1	2.3
Total	3.1	4.1

9.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of March 31, 2024 and December 31, 2023, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2024	December 31, 2023
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				7.2	7.7
Total long-term debt				$992.8	$992.3

As of March 31, 2024 and December 31, 2023, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended March 31, 2024 and 2023, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the three months ended March 31, 2024 and 2023, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $878.9 million, including accrued and unpaid interest, as of March 31, 2024. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2024 (in millions):

	Total	2024	Thereafter
Inventory purchase commitments	$629.7	$575.4	$54.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Purchase Commitments—We purchase components of our inventory from certain suppliers and use several independent contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional commitments. Certain of these inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

As of March 31, 2024, we had $629.7 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of March 31, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $115.0 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments was $31.6 million and $10.4 million during the three months ended March 31, 2024 and 2023, respectively, and was recorded in cost of product revenue on the condensed consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of March 31, 2024, we had $40.4 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of March 31, 2024, we had $89.8 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of March 31, 2024, and December 31, 2023.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica has alleged breach of warranty and misrepresentation claims, which we deny. Fact discovery closed during the quarter ended June 30, 2023 and trial is currently set for September 2024. Although we believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and an unfavorable ruling could occur, which may result in a material adverse impact on our business, financial position, results of operations and cash flows. No loss accrual had been recorded as of March 31, 2024 or December 31, 2023 related to this litigation.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of March 31, 2024, there were a total of 50.8 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2023	9.1	$53.61
Granted	2.7	65.34
Forfeited	(0.2)	55.59
Vested	(1.7)	47.69
Balance—March 31, 2024	9.9	$57.90

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2024, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $529.6 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Shares withheld for taxes	0.6	0.7
Amount withheld for taxes	$42.9	$34.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2024	March 31, 2023
Expected term in years	4.5	4.4
Volatility	42.9%	42.0%
Risk-free interest rate	4.34%	4.2%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11.2	$31.14	3.3	$315.8
Granted	0.6	65.34
Forfeited	—	56.93
Exercised	(1.0)	13.50
Balance—March 31, 2024	10.8	$34.64
Options vested and expected to vest—March 31, 2024	10.8	$34.64	3.5	$365.3
Options exercisable—March 31, 2024	7.9	$26.34	2.7	$330.1

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2024, total compensation expense related to unvested stock options granted to employees but not yet recognized was $63.6 million, with a weighted-average remaining vesting period of 2.7 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted-average fair value per share granted	$26.92	$24.24
Intrinsic value of options exercised	$51.8	$72.7
Fair value of options vested	$12.1	$11.7

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended
	March 31, 2024	March 31, 2023
Expected term in years	2.7	2.7
Volatility	45.5%	47.5%
Risk-free interest rate	4.5%	4.6%
Dividend rate	—%	—%

We granted approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $98.19 and $90.96 per share to certain of our executives during the first quarter of 2024 and 2023, respectively. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. Approximately 0.1 million shares of PSU awards vested during the three months ended March 31, 2024. No shares of PSU awards vested during the three months ended March 31, 2023. None of these PSU awards were forfeited during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $38.7 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.5 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cost of product revenue	$0.5	$0.4
Cost of service revenue	6.2	5.1
Research and development	19.8	17.0
Sales and marketing	26.7	26.3
General and administrative	9.8	8.2
Total stock-based compensation expense	$63.0	$57.0

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
RSUs	$52.0	$49.1
Stock options	7.3	6.7
PSUs	3.7	1.2
Total stock-based compensation expense	$63.0	$57.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Income tax benefit associated with stock-based compensation	$13.9	$12.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2024. As of March 31, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 11% for the three months ended March 31, 2024, compared to an effective tax rate of 7% for the same period last year. The tax rates for the three months ended March 31, 2024 and 2023 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $81.7 million and $85.8 million, respectively. The tax rate for the three months ended March 31, 2024 was impacted by a tax benefit of $24.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $18.2 million. The tax rate for the three months ended March 31, 2023 was impacted by a tax benefit of $38.2 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $26.3 million.

As of March 31, 2024 and December 31, 2023, unrecognized tax benefits were $66.0 million and $65.8 million, respectively. If recognized, $55.4 million of the unrecognized tax benefits as of March 31, 2024 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2024 and December 31, 2023, accrued interest and penalties were $6.9 million and $6.4 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $4.7 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as an additional tax benefit.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the three months ended March 31, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2024 and 2023 were $6.3 million and $4.4 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2024	March 31, 2023
Americas:
United States	$407.1	$384.1
Other Americas	149.9	139.4
Total Americas	557.0	523.5
Europe, Middle East and Africa (“EMEA”)	539.4	478.2
Asia Pacific (“APAC”)	256.9	260.6
Total revenue	$1,353.3	$1,262.3

Property and Equipment—net	March 31, 2024	December 31, 2023
Americas:
United States	$908.0	$701.6
Canada	213.2	212.8
Latin America	2.3	2.3
Total Americas	1,123.5	916.7
EMEA	63.5	65.5
APAC	60.4	62.2
Total property and equipment—net	$1,247.4	$1,044.4

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2024	March 31, 2023
Distributor A	31%	28%
Distributor B	15%	14%
Distributor C	13%	14%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2024	December 31, 2023
Distributor A	28%	33%
Distributor B	13%	14%
Distributor C	13%	10%

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

•expectations that our operating expenses will increase year over year in absolute dollars during the remainder of 2024;

•expectations that proceeds from the exercise of stock options in future years will be adversely impacted by the increased mix of restricted stock units and performance stock units versus stock options granted or a decline in our stock price;

•uncertain tax benefits and our effective domestic and global tax rates, the impact of interpretations of or changes to tax law, and the timing of tax payments;

•expectations regarding spending related to real estate assets, acquisitions and development, including data center, office building and warehouse investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

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

Business Overview

Fortinet is a leader in cybersecurity and the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations to deliver cybersecurity where our customers need it. As of March 31, 2024, over a half million customers trusted our solutions, including enterprises such as in the financial services, retail, healthcare and operational technology market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of March 31, 2024, we held 978 U.S. patents and 1,318 global patents and we are recognized in over 100 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports over 30 functions that can be delivered via a physical, virtual, cloud or SaaS solution. When delivered via our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. The Network Firewall solution consists of FortiGate data centers, hyperscale and distributed firewalls, as well as encrypted applications (SSL inspection, Virtual Private Network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of a company’s security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. The Secure Connectivity solution includes FortiSwitch Secure Ethernet Switches, FortiAP Wireless Local Area Network Access Points and FortiExtender 5G Connectivity Gateways.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and work from anywhere becomes established, cloud delivery enables secure access to applications on any cloud. The Fortinet Unified SASE solution is a single-vendor SASE solution that includes Firewall, SD-WAN, Secure Web Gateway, Cloud Access Services Broker, Data Loss Prevention, Zero Trust Network Access and cloud security, including Web Application Firewalls, Virtualized Firewalls and Cloud-Native Firewalls, among other products. These functions are delivered through our FortiOS operating systems, which can deploy the full SASE stack through the cloud or on our ASIC-driven appliances. All functions can be managed through a unified management console.

•Security Operations (SecOps)—Fortinet’s Security Operations portfolio is comprised of cybersecurity solutions that identify, protect, detect, respond and recover, and are delivered as a platform that automates detection and response to accelerate discovery and remediation. The SecOps solution includes FortiAI generative AI assistant, FortiSIEM Security Information and Event Management, FortiSOAR Security Orchestration, Automation and Response, FortiEDR Endpoint Detection and Response, FortiXDR Extended Detection and Response, FortiMDR Managed Detection and Response Service, FortiNDR Network Detection and Response, FortiRecon Digital Risk Protection, FortiDeceptor Deception technology, FortiGuard SoCaaS, FortiSandbox Sandboxing Services and FortiGuard Incident Response Services, among other products.

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

FortiCare Technical Support Service is a per-device technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced SLAs and premium hardware replacement through in-country depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Premium, FortiCare Elite and FortiCare Essential. The FortiCare Elite service aims to provide 15-minute response times for key product families.

Additionally, Fortinet is committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over 1.5 million certifications to date.

Financial Highlights

•Total revenue was $1.35 billion during the three months ended March 31, 2024, an increase of 7%, compared to $1.26 billion in the same period last year. Our revenue growth was driven by growth in service revenue. Product revenue was $408.9 million during the three months ended March 31, 2024, a decrease of 18%, compared to $500.7 million in the same period last year. Service revenue was $944.4 million during the three months ended March 31, 2024, an increase of 24%, compared to $761.6 million in the same period last year.

•Total gross profit was $1.05 billion during the three months ended March 31, 2024, an increase of 10%, compared to $954.5 million in the same period last year. Total gross margin was 77.5% during the three months ended March 31, 2024, an increase of 1.9 percentage points, compared to 75.6% in the same period last year.

•Operating income was $321.2 million during the three months ended March 31, 2024, an increase of 17%, compared to $273.5 million in the same period last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.02 billion as of March 31, 2024.

•Deferred revenue was $5.79 billion, including short-term deferred revenue of $2.91 billion, as of March 31, 2024.

•Cash flows from operating activities were $830.4 million during the three months ended March 31, 2024, an increase of $152.9 million, or 23%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended March 31, 2024, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 40% and 19% of our total revenue, respectively. Americas region and EMEA region increased 6% and 13%, respectively, and APAC region decreased 1% during the three months ended March 31, 2024 compared to the same period last year.

Product revenue decreased 18% during the three months ended March 31, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software revenue. The decrease in hardware revenue was impacted by the backlog drawdown in the prior period, continued product digestion of previously placed orders, reduced net prices on certain products and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings become more challenging. For the remainder of 2024, we expect product revenue growth rates will continue to be impacted by drawdown of backlog in earlier periods and earlier pricing actions.

Service revenue growth during the three months ended March 31, 2024 was 24%, as compared to the same period last year, was primarily driven by the strength of our security subscription revenue, which grew 27%. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2024, with growth opportunities that include unified SASE and SecOps offerings. While service revenue is expected to grow, we anticipate that the growth rates will ease for the remainder of 2024.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2024, six countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue decreased 0.1 percentage points during the three months ended March 31, 2024 compared to the same period last year, mainly driven by a decrease in marketing expense. Headcount decreased to 13,522 employees and contractors as of March 31, 2024, a 0.3% decrease compared to 13,568 as of December 31, 2023.

Impact of Macroeconomic Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves.

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

	Three Months Ended Or As Of
	March 31, 2024	March 31, 2023
	(in millions)
Revenue	$1,353.3	$1,262.3
Deferred revenue	$5,789.9	$4,880.9
Billings (non-GAAP)	$1,407.2	$1,502.9
Net cash provided by operating activities	$830.4	$677.5
Free cash flow (non-GAAP)	$608.5	$647.2

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $5.79 billion as of March 31, 2024, an increase of $54.9 million, or 1%, from December 31, 2023. Short term deferred revenue was $2.91 billion as of March 31, 2024, an increase of $63.3 million, or 2%, from December 31, 2023.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period, less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.41 billion for the three months ended March 31, 2024, a decrease of 6% compared to $1.50 billion in the same period last year.

Our backlog fluctuated over quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue. When we have fulfilled, shipped and billed during a quarter to satisfy backlog, this increased our aggregate billings and revenue during any particular quarter, and as the supply chain challenges normalized, the growth comparisons versus prior quarters where backlog contributed more to billings became more challenging.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Billings:
Revenue	$1,353.3	$1,262.3
Add: Change in deferred revenue	54.9	240.6
Less: Deferred revenue balance acquired in business combination	(1.0)	—
Total billings (non-GAAP)	$1,407.2	$1,502.9

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions, and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the condensed consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$830.4	$677.5
Less: Purchases of property and equipment	(221.9)	(30.3)
Free cash flow (non-GAAP)	$608.5	$647.2
Net cash used in investing activities	$(270.3)	$(42.4)
Net cash used in financing activities	$(30.3)	$(13.7)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2024 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$408.9	30%	$500.7	40%	$(91.8)	(18)%
Service	944.4	70	761.6	60	182.8	24
Total revenue	$1,353.3	100%	$1,262.3	100%	$91.0	7%
Revenue by geography:
Americas	$557.0	41%	$523.5	41%	$33.5	6%
EMEA	539.4	40	478.2	38	61.2	13
APAC	256.9	19	260.6	21	(3.7)	(1)
Total revenue	$1,353.3	100%	$1,262.3	100%	$91.0	7%

Total revenue increased $91.0 million, or 7%, during the three months ended March 31, 2024 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry segments. Revenue from the Americas and EMEA grew, with EMEA contributing the larger portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue decreased $91.8 million, or 18%, during the three months ended March 31, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software revenue. The decrease in hardware revenue was impacted by the backlog drawdown in the prior period, continued product digestion of previously placed orders, reduced net prices on certain products and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings become more challenging. For the remainder of 2024, we expect product revenue growth rates will continue to be impacted by drawdown of backlog in earlier periods and earlier pricing actions.

Service revenue increased $182.8 million, or 24%, during the three months ended March 31, 2024 compared to the same period last year. Security subscription revenue increased $115.2 million, or 27%, and technical support and other services revenue increased $67.6 million, or 20%, during the three months ended March 31, 2024 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps.

Of the service revenue recognized during the three months ended March 31, 2024, 90% was included in the deferred revenue balance as of December 31, 2023. Of the service revenue recognized during the three months ended March 31, 2023, 89% was included in the deferred revenue balance as of December 31, 2022. We expect service revenue growth rates to ease throughout the remainder of 2024 due to slowing deferred revenue and product revenue growth over the past several quarters.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$182.8	$193.6	$(10.8)	(6)%
Service	121.9	114.2	7.7	7
Total cost of revenue	$304.7	$307.8	$(3.1)	(1)%
Gross margin (%):
Product	55.3%	61.3%
Service	87.1	85.0
Total gross margin	77.5%	75.6%

Total gross margin increased 1.9 percentage points during the three months ended March 31, 2024 compared to the same period last year, primarily driven by a shift in the revenue mix and increased service gross margin, partially offset by decreased product gross margin. Revenue mix shifted by 9.5 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin decreased 6.0 percentage points during the three months ended March 31, 2024 compared to the same period last year, primarily due to inventory related reserves expense and reduced net prices on certain products, partially offset by lower expedite fees and freight costs and a shift in revenue mix from hardware to software. During the first quarter, we lowered list prices on select products. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 2.1 percentage points during the three months ended March 31, 2024 compared to the same period last year, primarily driven by pricing actions in earlier periods, a revenue mix shift towards higher margin security subscription services and slower labor cost growth. Cost of service revenue was comprised primarily of personnel-related costs, third-party repair and contract fulfillment, data center costs, colocation and cloud provider fees, supplies and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2024		March 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$173.0	13%	$151.1	12%	$21.9	14%
Sales and marketing	501.1	37	478.3	38	22.8	5
General and administrative	54.4	4	52.8	4	1.6	3
Gain on intellectual property matter	(1.1)	—	(1.2)	—	0.1	(8)
Total operating expenses	$727.4	54%	$681.0	54%	$46.4	7%
Research and development

Research and development expense increased $21.9 million, or 14%, during the three months ended March 31, 2024 compared to the same period last year, primarily due to an increase of $15.8 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, depreciation expenses and other occupancy-related expenses increased $3.7 million. We currently intend to continue investing in our research and development organization, and expect research and development expenses to increase in absolute dollars year over year during the remainder of 2024.

Sales and marketing

Sales and marketing expense increased $22.8 million, or 5%, during the three months ended March 31, 2024 compared to the same period last year, primarily due to an increase of $21.7 million in personnel-related costs as we increased our sales capacity. The increase in headcount is expected to help drive global market revenue increases. In addition, travel expense increased $2.8 million. The increases were partially offset by a decrease of $5.3 million in marketing-related expenses. We currently intend to continue making investments in sales and marketing resources critical to support our future growth and expect our sales and marketing expenses to increase in absolute dollars year over year during the remainder of 2024.

General and administrative

General and administrative expense increased $1.6 million, or 3%, during the three months ended March 31, 2024 compared to the same period last year, primarily due to an increase of $3.7 million in professional services fees, an increase of $1.4 million in personnel-related costs and an increase of $1.2 million in depreciation expenses and other occupancy-related expenses, partially offset by a decrease of $4.3 million in provision for expected credit losses. We currently expect general and administrative expenses to increase in absolute dollars year over year during the remainder of 2024.

Operating income and margin

We generated operating income of $321.2 million during the three months ended March 31, 2024, an increase of $47.7 million, or 17%, compared to $273.5 million in the same period last year. Operating margin was 23.7% during the three months ended March 31, 2024, compared to 21.7% in the same period last year. The increase in operating margin was primarily due to 1.9 percentage points increase in gross margin, 0.9 percentage points decrease and 0.2 percentage points decrease in sales and marketing expenses and general and administrative expenses as a percentage of revenue, respectively, partially offset by 0.8 percentage points increase in research and development expense as a percentage of revenue.

Interest income, interest expense and other income (expense)—net

	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
	(in millions, except percentages)
Interest income	$32.2	$20.6	$11.6	56%
Interest expense	$(5.1)	$(5.0)	$(0.1)	2%
Other income (expense)—net	$(2.9)	$2.0	$(4.9)	(245)%

Interest income increased $11.6 million during the three months ended March 31, 2024 compared to the same period last year, primarily as a result of higher interest rates and investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended March 31, 2024 compared to the same period last year. The $4.9 million change in Other income (expense)—net during the three months ended March 31, 2024 compared to the same period last year, was primarily due to an increase of $4.4 million foreign currency exchange losses and a $0.3 million lower gain on marketable equity securities.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2024	March 31, 2023
	(in millions, except percentages)
Provision for income taxes	$39.5	$21.3	$18.2	85%
Effective tax rate (%)	11%	7%

Our effective tax rate was 11% for the three months ended March 31, 2024 compared to an effective tax rate of 7% for the same period last year. The provision for income taxes for the three months ended March 31, 2024 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $81.7 million, which were favorably affected by a tax benefit of $24.0 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $18.2 million.

The provision for income taxes for the three months ended March 31, 2023 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $85.8 million, which were favorably affected by a tax benefit of $38.2 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $26.3 million.

Loss from Equity Method Investments

	Three Months Ended		Change	% Change
	March 31, 2024	March 31, 2023

	(in millions, except percentages)
Loss from equity method investments	$(6.6)	$(22.1)	$15.5	(70)%

Loss from equity method investments decreased $15.5 million during the three months ended March 31, 2024 compared to the same period last year, primarily driven by our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year.

Liquidity and Capital Resources

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$1,926.3	$1,397.9
Short-term and long-term investments	1,075.4	1,021.5
Marketable equity securities	21.4	21.0
Total cash, cash equivalents, investments and marketable equity securities	$3,023.1	$2,440.4
Working capital	$759.3	$709.3

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Net cash provided by operating activities	$830.4	$677.5
Net cash used in investing activities	(270.3)	(42.4)
Net cash used in financing activities	(30.3)	(13.7)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)
Net increase in cash and cash equivalents	$528.4	$621.3

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases and other capital expenditures, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock.

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

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of March 31, 2024, approximately $1.03 billion remained available for future share repurchases.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $350.0 million and $400.0 million in 2024.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of March 31, 2024, the long-term debt, net of unamortized discount and debt issuance costs, was $992.8 million.

We purchase components of our inventory from certain suppliers and use several independent contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional commitments. Certain of these inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

These inventory purchase commitments as of March 31, 2024 totaled $629.7 million, a decrease of $7.6 million compared to $637.3 million as of December 31, 2023 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. As of March 31, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $115.0 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages. Our agreements secured supply and pricing for certain product components with contract manufacturers to meet customer demand and to address extended lead times.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of supply constraints, rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our current and expected customer demand and revenue levels.

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2024, we had $40.4 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, our cash, cash equivalents and short-term and long-term investments of $3.00 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $191.4 million as of March 31, 2024 and $199.9 million as of December 31, 2023.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash paid for taxes and macroeconomic impacts such as rising inflation and interest rates; and the war in Ukraine and the Israel-Hamas war. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities.

In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in accounts receivable—net, accrued liabilities, deferred tax assets, deferred contract costs, accounts payable, deferred revenue and inventory.

Our operating activities during the three months ended March 31, 2024 provided cash flows of $830.4 million, an increase of $152.9 million compared to the same period last year, as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $54.8 million in our deferred revenue during the three months ended March 31, 2024. In addition, changes in operating assets and liabilities were driven by a decrease of $405.6 million in accounts receivable—net, an increase of $105.0 million in accrued liabilities, an increase of $73.9 million in deferred tax assets, an increase of $66.5 million in deferred contract costs, a decrease of $61.6 million in accounts payable and a decrease of $36.5 million in inventory.

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

During the three months ended March 31, 2024, cash used in investing activities was $270.3 million, primarily driven by $221.9 million used for the purchases of property and equipment, $42.7 million spent for purchases of investments, net of maturities and sales of investments and $5.7 million used for the acquisitions of certain assets and liabilities in a business combination, net of cash.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the three months ended March 31, 2024, cash used in financing activities was $30.3 million, primarily driven by $29.5 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2024 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

We are subject to various claims, complaints and legal actions that arise from time to time. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

•inventory management, including future inventory purchase commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase commitments and lead to price decreases;

•our backlog may fluctuate over quarters and any decrease in growth or negative growth of in-quarter billings and revenue may not be reflected by our aggregate billings and revenue if we experience supply chain shortages, including component and other shortages. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter;

•as the supply chain challenges normalize, the growth comparisons versus prior quarters where backlog contributed more to billings become more challenging. This reduced quarterly billings based on reduced backlog contribution to billings has resulted, and will result, in decreased year-over-year quarterly growth.

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

•increased expenses, unforeseen liabilities or write-downs and any negative impact on results of operations from any acquisition or equity investment, as well as accounting risks, integration risks related to product plans and products and risks of negative impact by such acquisitions and equity investments on our financial results;

•investors’ expectations of our performance relating to environmental, social and governance (“ESG”) and commitment to carbon neutrality;

•certain customer agreements which contain service-level agreements, under which we guarantee specified availability of our platform and solutions;

•inconsistent data security requirements and enforcement across certain jurisdictions;

•impairments as a result of certain events or changes in circumstances;

•the mix of products sold and the mix of revenue between products and services, as well as the degree to which products and services are bundled and sold together for a package price;

•the purchasing practices and budgeting cycles of our channel partners and end-customers, including the effect of the end of product lifecycles, refresh cycles or price decreases;

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

•the effectiveness of our sales organization, generally or in a particular geographic region, including the time it takes to hire sales personnel, the timing of hiring and our ability to hire and retain effective sales personnel, our efforts to align our sales capacity and market demand and any negative impact to our sales and the effectiveness of our sales team based on changes to sales compensation or to our sales compensation plan;

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

•the timing of revenue recognition for our sales, including any impacts resulting from extension of payment terms and fluctuations in backlog levels, which could result in more variability and less predictability in our quarter-to-quarter revenue and operating results;

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

•the impact of cloud-based and hosted security solutions on our billings, revenue, operating margins and free cash flow;

•decisions by potential end-customers to purchase network security solutions from newer technology providers, from larger, more established security vendors or from their primary network equipment vendors;

•price competition and increased competitiveness in our market, including the competitive pressure caused by product refresh cycles and inventory levels;

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

•increased demand for cloud-based and hosted services and the uncertainty associated with transitioning to providing such services;

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

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, rising interest rates, the war in Ukraine and the Israel-Hamas war, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

•unexpected lack of power access;

•failure or inability for any reason to meet customer requirements and service level agreements, and any resulting penalties or liabilities related thereto;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 28% of our total net accounts receivable as of March 31, 2024.

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

Six distributor customers accounted for 67% of our total net accounts receivable in the aggregate as of March 31, 2024. See Note 14. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Our FortiGuard and other security subscription and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscription and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations and changes in the mix of our sales from secure networking, unified SASE and security operations between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to such sales. If our sales of new, or renewals of existing, FortiGuard and other security subscription and FortiCare technical support service contracts decline, our revenue and revenue growth may decrease and our business could suffer. In addition, in the event significant customers require payment terms for FortiGuard and other security subscription and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscription and FortiCare technical support services revenue ratably over the term of the service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscription and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscription and FortiCare technical support services contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscription and FortiCare technical support services contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscriptions and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscription and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

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

As of March 31, 2024, we had an aggregate of $992.8 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our extended security fabric, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

We periodically implement new sales compensation plans, which may change the method, amount and timing for sales-based compensation for our sales personnel. If we are not successful in implementing new sales compensation plans, or members of our sales team react negatively to such new plans, this may negatively impact our ability to execute and grow sales and we may be unable to hire, retain and motivate qualified sales personnel.

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

In addition, if we do not have certain certifications, this may restrict our ability to sell to certain customers until we have obtained certain certifications and we may not obtain the certifications in a timely manner or at all. For example, certain of our competitors may have decided to become certified under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”), and until the time that we also certify under FedRAMP, we risk losing deals to certified competitors for deals where FedRAMP certification is a requirement.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Aruba Networks, LLC, Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc., Huawei Technologies Co., Ltd., Juniper Networks, Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, and Zscaler, Inc. (“Zscaler”).

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

Managing inventory of our products and product components is complex. We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at discounts and lead to excess inventory charges or write-offs.

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, cyber events, pandemics and epidemics or manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. The conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity.

In response to component shortages in previous periods, we increased our purchase order commitments. Our suppliers may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, product transitions, customer requirements or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices, take excess inventory charges and/or write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed billings and revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as ADLINK, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 85% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

The sales prices for our products and services may decline for a variety of reasons or our product mix may change, resulting in lower growth and margins based on a number of factors, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. We have recently conducted such price decreases. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Additionally, while our U.S distribution agreements contain price protections, our international distribution agreements do not contain such protections. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Amazon Web Services, Microsoft Azure and Google Cloud co-location providers, such as Equinix, and our own data centers and PoPs, and any availability interruption in any of these cloud solutions could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, whether in our owned data centers, cloud providers or colocations, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites, whether in our owned data centers, cloud providers or colocations. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites, whether in our owned data centers, cloud providers or colocations, will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including artificial intelligence (“AI”), and malicious parties may use AI to help attack our solutions, systems, and our customers.

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

Linksys sells predominantly into the consumer Wi-Fi market, and its sales have declined since our investment. Because we are accounting for our Linksys investment using the equity method of accounting, we are required to assess the investment for other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired. We analyze whether there should be an OTTI of the value of our investment in Linksys. In evaluating OTTI, we consider factors such as Linksys’ financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. We intend to continue to analyze our investment in Linksys to determine whether any further impairment is appropriate. If any further decline in fair value is determined to be other-than-temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense in our condensed consolidated statements of income. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We may experience additional volatility to our statements of operations due to the underlying operating results of Linksys or impairments of our Linksys investment. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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

Selling our solutions to governments, both within the U.S and internationally, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, government permit and clearance requirements and other risks. Failure to comply with these requirements or to obtain and maintain government permits and clearances required to do certain business, by either us or our channel partners, could subject us to investigations, fines, suspension, limitations on business or debarment from doing business with such governments, as well as other penalties, damages and reputational harms, which could have an adverse effect on our business, operating results, financial condition and prospects. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our products and services, as well as additional costs to oversee and monitor security risks. Additionally, this evolving global landscape could impact on our ability to conduct business in certain jurisdictions if the laws, regulation and industry standards in such jurisdictions changed in a manner that is adverse to our business. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security incidents. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security incidents involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, reduce demand, and require significant resources to mitigate issues stemming from actual or perceived security incidents.

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

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, such as our commitment to target Net-Zero on Scope 1 and Scope 2 emissions resulting from our owned facilities worldwide by 2030 or our commitment to the Paris Agreement via the Science Based Targets Initiative, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if such rule goes into effect in their current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2024, the closing price of our common stock ranged from $57.78 to $73.07 per share.

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

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of March 31, 2024, approximately $1.03 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, changes to government spending, weakening product demand caused by political instability, changes in trade agreements and conflicts such as the war in Ukraine and the Israel-Hamas war, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine and the Israel-Hamas war, and economic challenges caused by the economic downturn, any resulting recession, inflation or rise in interest rates has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2024. As of March 31, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On March 6, 2024, Keith Jensen, our Chief Financial Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Jensen Plan”) during an open trading window in accordance with our insider trading policy. The Jensen Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Jensen Plan provides for the potential sale by Keith Jensen of up to (a) 163,170 shares of our common stock, including upon the (i) vesting and settlement of RSUs and PSUs for shares of our common stock or (ii) exercise of vested options to purchase shares of our common stock, and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement, in each case, at the market price, all between June 5, 2024 and June 7, 2025.

The Jensen Plan includes a representation from Keith Jensen to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or the securities subject to the Jensen Plan at the time that he entered into the Jensen Plan. He made a similar representation to us in connection with the adoption of the Jensen Plan under our insider trading policy. The representation was made as of March 6, 2024 and speaks only as of that date. In making the representation, Mr. Jensen did not provide assurance with respect to any material nonpublic information of which he was unaware, or with respect to any material nonpublic information acquired by him or us after the date of the representation.

Once executed, transactions under the Jensen Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination or other activity under current or future Rule 10b5-1 plans that may be adopted by Keith Jensen or our other officers or directors or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2024
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2024
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2024
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)