Form 10-Q
period 2024-06-30
Fortinet, Inc.
filed 2024-08-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of August 2, 2024, there were 764,907,985 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

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

•Our real estate assets, including construction, acquisitions, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence, as well as data center expansions or enhancements, could involve significant risks to our business.

•Our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders, our backlog may increase, which will negatively impact our aggregate billings and revenue in such quarter.

•As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. We expect billings growth to normalize and lower impact from backlog fluctuations. For the first half of 2024, the comparably lower backlog contribution to billings has resulted in decreased year-over-year quarterly growth rate.

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

•Reliance on a concentration of shipments at the end of the quarter or changes in shipping terms could cause our billings and revenue to fall below expected levels.

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

•A portion of our revenue is generated by sales to government organizations and other customers, which are subject to a number of regulatory requirements, their own supply chain and contractual requirements, challenges and risks.

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

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services, failure of our products or services to detect or prevent a security incident or to cause a disruption to operations, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers, could cause our products or services to allow unauthorized access to our customers’ networks and harm our operational results and reputation more significantly as compared to other companies.

•Our inability to successfully acquire and integrate other businesses, products or technologies, or to successfully invest in and form successful strategic alliances with other businesses, could seriously harm our competitive position and could negatively affect our financial condition and results of operations. In addition, any additional future impairment of the value of our investment in Linksys Holdings, Inc. (“Linksys”) or additional investments in Linksys could negatively affect our financial condition and results of operations.

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

•Global economic uncertainty can weaken and harm our financial position.

•Weakening product demand caused by political instability, changes in trade agreements, wars and foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, could adversely affect our business and financial performance.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,203.2	$1,397.9
Short-term investments	1,114.9	1,021.5
Marketable equity securities	21.2	21.0
Accounts receivable—net	1,083.4	1,402.0
Inventory	383.2	484.8
Prepaid expenses and other current assets	113.4	101.1
Total current assets	4,919.3	4,428.3
PROPERTY AND EQUIPMENT—NET	1,242.7	1,044.4
DEFERRED CONTRACT COSTS	596.9	605.6
DEFERRED TAX ASSETS	998.5	868.8
GOODWILL	127.9	126.5
OTHER INTANGIBLE ASSETS—NET	30.2	35.3
OTHER ASSETS	137.4	150.0
TOTAL ASSETS	$8,052.9	$7,258.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$132.1	$204.3
Accrued liabilities	400.6	423.7
Accrued payroll and compensation	217.3	242.3
Deferred revenue	2,975.3	2,848.7
Total current liabilities	3,725.3	3,719.0
DEFERRED REVENUE	2,920.9	2,886.3
LONG-TERM DEBT	993.3	992.3
OTHER LIABILITIES	125.2	124.7
Total liabilities	7,764.7	7,722.3
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 764.2 and 761.0 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,499.0	1,416.4
Accumulated other comprehensive loss	(29.0)	(18.9)
Accumulated deficit	(1,182.6)	(1,861.7)
Total stockholders’ equity (deficit)	288.2	(463.4)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,052.9	$7,258.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUE:
Product	$451.9	$472.6	$860.8	$973.3
Service	982.4	820.2	1,926.8	1,581.8
Total revenue	1,434.3	1,292.8	2,787.6	2,555.1
COST OF REVENUE:
Product	155.1	174.5	337.9	368.1
Service	119.9	121.3	241.8	235.5
Total cost of revenue	275.0	295.8	579.7	603.6
GROSS PROFIT:
Product	296.8	298.1	522.9	605.2
Service	862.5	698.9	1,685.0	1,346.3
Total gross profit	1,159.3	997.0	2,207.9	1,951.5
OPERATING EXPENSES:
Research and development	165.4	153.3	338.4	304.4
Sales and marketing	501.3	515.9	1,002.4	994.2
General and administrative	56.6	49.9	111.0	102.7
Gain on intellectual property matter	(1.2)	(1.1)	(2.3)	(2.3)
Total operating expenses	722.1	718.0	1,449.5	1,399.0
OPERATING INCOME	437.2	279.0	758.4	552.5
INTEREST INCOME	38.3	31.6	70.5	52.2
INTEREST EXPENSE	(5.0)	(5.2)	(10.1)	(10.2)
OTHER EXPENSE—NET	(2.2)	(6.2)	(5.1)	(4.2)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENTS	468.3	299.2	813.7	590.3
PROVISION FOR INCOME TAXES	76.5	27.6	116.0	48.9
LOSS FROM EQUITY METHOD INVESTMENTS	(12.0)	(5.3)	(18.6)	(27.4)
NET INCOME	$379.8	$266.3	$679.1	$514.0
Net income per share (Note 8):
Basic	$0.50	$0.34	$0.89	$0.66
Diluted	$0.49	$0.33	$0.88	$0.65
Weighted-average shares outstanding:
Basic	763.8	785.0	763.1	784.1
Diluted	769.9	795.9	770.2	794.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$379.8	$266.3	$679.1	$514.0
Other comprehensive loss:
Change in foreign currency translation	(4.2)	(6.7)	(9.4)	(7.5)
Change in unrealized gains (losses) on investments	—	2.1	(0.9)	5.9
Less: tax provision (benefit) related to items of other comprehensive income (loss)	—	0.4	(0.2)	1.3
Other comprehensive loss	(4.2)	(5.0)	(10.1)	(2.9)
Comprehensive income	$375.6	$261.3	$669.0	$511.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2024	763.2	$0.8	$1,448.9	$(24.8)	$(1,562.4)	$(137.5)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(13.8)	—	—	(13.8)
Stock-based compensation expense	—	—	63.9	—	—	63.9
Foreign currency translation adjustment	—	—	—	(4.2)	—	(4.2)
Net income	—	—	—	—	379.8	379.8
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2023	784.4	$0.8	$1,327.4	$(18.1)	$(1,298.7)	$11.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.2	—	(16.5)	—	—	(16.5)
Stock-based compensation expense	—	—	65.0	—	—	65.0
Net unrealized gain on investments - net of tax	—	—	—	1.7	—	1.7
Foreign currency translation adjustment	—	—	—	(6.7)	—	(6.7)
Net income	—	—	—	—	266.3	266.3
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$321.2
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.2	—	(43.6)	—	—	(43.6)
Stock-based compensation expense	—	—	126.2	—	—	126.2
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(9.4)	—	(9.4)
Net income	—	—	—	—	679.1	679.1
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.1	—	(29.6)	—	—	(29.6)
Stock-based compensation expense	—	—	121.3	—	—	121.3
Net unrealized gain on investments - net of tax	—	—	—	4.6	—	4.6
Foreign currency translation adjustment	—	—	—	(7.5)	—	(7.5)
Net income	—	—	—	—	514.0	514.0
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$321.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$679.1	$514.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	126.2	121.3
Amortization of deferred contract costs	144.7	127.9
Depreciation and amortization	57.8	54.9
Amortization of investment discounts	(24.9)	(5.9)
Loss from equity method investments	18.6	27.4
Other	7.0	8.8
Changes in operating assets and liabilities, net of impact of business combination:
Accounts receivable—net	318.9	179.0
Inventory	85.2	(130.2)
Prepaid expenses and other current assets	(12.3)	(35.4)
Deferred contract costs	(136.0)	(168.5)
Deferred tax assets	(130.3)	(161.8)
Other assets	(7.6)	10.8
Accounts payable	(67.2)	(3.6)
Accrued liabilities	(24.9)	168.3
Accrued payroll and compensation	(24.3)	6.0
Other liabilities	0.7	(9.7)
Deferred revenue	161.7	489.3
Net cash provided by operating activities	1,172.4	1,192.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(974.3)	(804.6)
Maturities of investments	904.6	445.1
Purchases of property and equipment	(245.0)	(107.1)
Payment made in connection with a business combination, net of cash acquired	(5.7)	—
Other	—	0.1
Net cash used in investing activities	(320.4)	(466.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19.6	29.3
Taxes paid related to net share settlement of equity awards	(63.1)	(59.7)
Other	(0.8)	(1.0)
Net cash used in financing activities	(44.3)	(31.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.4)	(1.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	805.3	693.4
CASH AND CASH EQUIVALENTS—Beginning of period	1,397.9	1,682.9
CASH AND CASH EQUIVALENTS—End of period	$2,203.2	$2,376.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$283.2	$58.6
Operating lease liabilities arising from obtaining right-of-use assets	$21.6	$7.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units from inventory to property and equipment	$12.0	$15.8
Liability for purchase of property and equipment	$23.0	$22.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2024. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements for the year ended December 31, 2023.

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

There have been no material changes to our significant accounting policies as of and for the three and six months ended June 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product	$451.9	$472.6	$860.8	$973.3
Service:
Security subscription	558.7	457.3	1,095.6	879.0
Technical support and other	423.7	362.9	831.2	702.8
Total service revenue	982.4	820.2	1,926.8	1,581.8
Total revenue	$1,434.3	$1,292.8	$2,787.6	$2,555.1

Deferred Revenue

During the three and six months ended June 30, 2024, we recognized $764.3 million and $1.62 billion in revenue that was included in the deferred revenue balance as of December 31, 2023, respectively. During the three and six months ended June 30, 2023, we recognized $609.8 million and $1.29 billion in revenue that was included in the deferred revenue balance as of December 31, 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.92 billion, which was substantially comprised of deferred security subscription and technical support services revenue that will be recognized in future periods. We expect to recognize approximately $2.99 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $5.7 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively. Provisions, write-offs and recoveries were not material during the six months ended June 30, 2024 and 2023.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended June 30, 2024 and 2023 were $72.7 million and $65.4 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2024 and 2023 were $144.7 million and $127.9 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Investments

The following tables summarize our available-for-sale investments (in millions):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$483.1	$—	$(0.4)	$482.7
U.S. government and agency securities	481.2	—	(0.3)	480.9
Corporate debt securities	92.8	—	(0.1)	92.7
Certificates of deposit and term deposits	58.6	—	—	58.6
Total available-for-sale investments	$1,115.7	$—	$(0.8)	$1,114.9

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$401.7	$0.2	$(0.1)	$401.8
U.S. government and agency securities	461.5	0.2	(0.3)	461.4
Corporate debt securities	70.0	0.1	(0.1)	70.0
Certificates of deposit and term deposits	88.2	0.1	—	88.3
Total available-for-sale investments	$1,021.4	$0.6	$(0.5)	$1,021.5

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$455.2	$(0.4)	$—	$—	$455.2	$(0.4)
U.S. government and agency securities	456.0	(0.3)	—	—	456.0	(0.3)
Corporate debt securities	88.5	(0.1)	—	—	88.5	(0.1)
Total available-for-sale investments	$999.7	$(0.8)	$—	$—	$999.7	$(0.8)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$200.8	$(0.1)	$—	$—	$200.8	$(0.1)
U.S. government and agency securities	47.1	—	11.7	(0.3)	58.8	(0.3)
Corporate debt securities	21.8	—	26.9	(0.1)	48.7	(0.1)
Total available-for-sale investments	$269.7	$(0.1)	$38.6	$(0.4)	$308.3	$(0.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	June 30, 2024	December 31, 2023
Due within one year	$1,114.9	$1,021.5
Due within one to three years	—	—
Total	$1,114.9	$1,021.5

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

Marketable Equity Securities

Our marketable equity securities were $21.2 million and $21.0 million as of June 30, 2024 and December 31, 2023. The changes in fair value of our marketable equity securities are recorded in other expense—net on the condensed consolidated statements of income. We recognized a $0.2 million loss and $0.1 million gain during the three and six months ended June 30, 2024, respectively. We recognized a $4.0 million loss and $3.4 million loss during the three and six months ended June 30, 2023, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2024				December 31, 2023
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$514.5	$—	$514.5	$—	$472.2	$—	$472.2	$—
U.S. government and agency securities	484.4	461.9	22.5	—	501.4	433.3	68.1	—
Corporate debt securities	93.7	—	93.7	—	73.0	—	73.0	—
Certificates of deposit and term deposits	58.6	—	58.6	—	104.8	—	104.8	—
Money market funds	296.4	296.4	—	—	277.1	277.1	—	—
Marketable equity securities	21.2	21.2	—	—	21.0	21.0	—	—
Total	$1,468.8	$779.5	$689.3	$—	$1,449.5	$731.4	$718.1	$—

Reported as:
Cash equivalents	$332.7				$407.0
Marketable equity securities	21.2				21.0
Short-term investments	1,114.9				1,021.5
Total	$1,468.8				$1,449.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2024 and year ended December 31, 2023.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$96.0	$92.1
Work in process	7.3	7.7
Finished goods	279.9	385.0
Inventory	$383.2	$484.8

The excess and obsolete inventory reserve was $128.0 million and $89.2 million as of June 30, 2024 and December 31, 2023, respectively. Inventory write-downs related to excess and obsolete inventory were $10.7 million and $28.8 million for the three and six months ended June 30, 2024, respectively, and were $7.2 million and $12.3 million for the three and six months ended June 30, 2023, respectively. These were recorded in cost of product revenue on the condensed consolidated statements of income.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	June 30, 2024	December 31, 2023
Land	$453.0	$351.7
Buildings and improvements	713.3	595.5
Computer equipment and software	270.7	261.1
Leasehold improvements	67.0	61.4
Evaluation units	33.3	30.8
Furniture and fixtures	35.9	33.6
Construction-in-progress	65.2	63.3
Total property and equipment	1,638.4	1,397.4
Less: accumulated depreciation	(395.7)	(353.0)
Property and equipment—net	$1,242.7	$1,044.4

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

Depreciation expense was $25.9 million and $22.9 million during the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $51.5 million and $45.7 million during the six months ended June 30, 2024 and 2023, respectively.

6.     INVESTMENT IN PRIVATELY HELD COMPANY

Linksys Holdings, Inc.

During 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of privately held Linksys Holdings, Inc. (“Linksys”), for a 50.8% ownership interest in outstanding equity of Linksys. As of June 30, 2024 and December 31, 2023, our ownership interest remained the same. Linksys provides router connectivity solutions to the consumer and small business markets.

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

Due to the presence of impairment indicators, such as a series of operating losses, current expected performance relative to expected performance as of the most recent previous quarter, organizational and go to market changes, performance relative to peers and the results of a discounted cash flows analysis, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”) during the second quarter of 2024. We considered various factors in determining whether an OTTI has occurred, including Linksys’ financial results, operating history, our ability and intent to hold the investment until its fair value recovers, the discounted cash flows analysis, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After this evaluation, we noted that certain factors were present that indicate that the equity method investment’s decline in value is other-than-temporary, primarily driven by Linksys’ continuous losses, decrease in revenue and operating results, current forecasted results for the foreseeable future as compared to the expected performance as of the most recent previous quarter, and the results of a discounted cash flows analysis. To determine the fair value of our investment in Linksys, we utilized a market approach referencing revenue multiples from publicly traded peer companies and concluded that

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the estimated fair value of the investment was lower than its carrying value. During the three months ended June 30, 2024, we recorded a non-cash charge of $8.0 million related to impairment recognized on our equity method investment in Linksys.

Our loss from our Linksys investment totaled $11.8 million and $18.2 million for the three and six months ended June 30, 2024, respectively, which comprised of our proportionate share of Linksys' financial results as well as the amortization of the basis differences of $3.8 million and $10.2 million for the three and six months ended June 30, 2024, respectively, and an OTTI charge of $8.0 million. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $5.3 million and $27.4 million for the three and six months ended June 30, 2023, respectively. These losses and the OTTI charge were recorded in loss from equity method investments on the condensed consolidated statements of income. The carrying amount of our Linksys investment was $24.0 million and $42.2 million as of June 30, 2024 and December 31, 2023, respectively, and the investment was included in other assets on our condensed consolidated balance sheets.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2023	$126.5
Additions due to business combination	3.9
Foreign currency translation adjustments	(2.5)
Balance—June 30, 2024	$127.9

There were no impairments to goodwill during the six months ended June 30, 2024 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.1	$79.0	$63.5	$15.5
Customer relationships	6.9	30.2	18.6	11.6
Trade name	10.0	4.3	1.2	3.1
Backlog	1.0	3.4	3.4	—
Total other intangible assets—net		$116.9	$86.7	$30.2

	December 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$79.4	$60.6	$18.8
Customer relationships	7.1	30.4	17.7	12.7
Trade name	10.0	5.0	1.2	3.8
Backlog	1.0	3.9	3.9	—
Total other intangible assets—net		$118.7	$83.4	$35.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $3.3 million and $4.5 million during the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $6.3 million and $9.2 million during the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2024 (the remainder of 2024)	$6.2
2025	8.4
2026	4.7
2027	4.3
2028	1.5
Thereafter	5.1
Total	$30.2

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income	$379.8	$266.3	$679.1	$514.0

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	763.8	785.0	763.1	784.1
Diluted shares:
Weighted-average common stock outstanding-basic	763.8	785.0	763.1	784.1
Effect of potentially dilutive securities:
RSUs	1.5	4.1	2.1	3.9
Stock options	4.5	6.6	4.8	6.6
PSUs	0.1	0.2	0.2	0.1
Weighted-average shares used to compute diluted net income per share	769.9	795.9	770.2	794.7
Net income per share
Basic	$0.50	$0.34	$0.89	$0.66
Diluted	$0.49	$0.33	$0.88	$0.65

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
RSUs	—	—	—	0.9
Stock options	3.6	3.0	3.4	2.6
PSUs	0.2	—	0.1	—
Total	3.6	3.0	3.4	3.5

9.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of June 30, 2024 and December 31, 2023, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2024	December 31, 2023
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				6.7	7.7
Total long-term debt				$993.3	$992.3

As of June 30, 2024 and December 31, 2023, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. During the three months ended June 30, 2024 and 2023, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. During the six months ended June 30, 2024 and 2023, we recorded $9.0 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the six months ended June 30, 2024 and 2023, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $880.6 million, including accrued and unpaid interest, as of June 30, 2024. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2024 (in millions):

	Total	2024	Thereafter
Inventory purchase commitments	$566.7	$500.1	$66.6

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

As of June 30, 2024, we had $566.7 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of June 30, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $105.2 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments was $7.0 million and $12.0 million during the three months ended June 30, 2024 and 2023, respectively, and was recorded in cost of product revenue on the condensed consolidated statements of income. The expense related to such accrued liability for inventory purchase commitments was $38.6 million and $22.4 million during the six months ended June 30, 2024 and 2023, respectively, and was recorded in cost of product revenue on the condensed consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of June 30, 2024, we had $40.4 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of June 30, 2024, we had $82.9 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of June 30, 2024, and December 31, 2023.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica has alleged breach of warranty and misrepresentation claims, which we deny. Fact discovery closed during the quarter ended June 30, 2023 and trial is currently set for September 2024. Although we believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and an unfavorable ruling could occur, which may result in a material adverse impact on our business, financial position, results of operations and cash flows. No loss accrual had been recorded as of June 30, 2024 or December 31, 2023 related to this litigation.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification and Other Matters—We enter into indemnification provisions in the ordinary course of business with other companies such as partners, customers, and vendors, where we agree to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of our activities, including defending against third-party claims asserting various allegations such as product defects, breach of representations or covenants, and infringement of certain IP rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of IP infringement that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. Although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, to date there have been no material awards under such indemnification provisions.

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

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of June 30, 2024, there were a total of 51.2 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2023	9.1	$53.61
Granted	3.0	64.89
Forfeited	(0.5)	56.99
Vested	(2.7)	48.62
Balance—June 30, 2024	8.9	$58.81

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2024, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $477.6 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Shares withheld for taxes	0.3	0.4	0.9	1.1
Amount withheld for taxes	$20.2	$25.1	$63.1	$59.7

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expected term in years	4.5	4.4	4.5	4.4
Volatility	41.9%	41.0%	42.8%	41.9%
Risk-free interest rate	4.4%	3.8%	4.3%	4.2%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11.2	$31.14	3.3	$315.8
Granted	0.7	65.07
Forfeited	(0.1)	52.93
Exercised	(1.4)	14.25
Balance—June 30, 2024	10.4	$35.29
Options vested and expected to vest—June 30, 2024	10.4	$35.29	3.3	$266.5
Options exercisable—June 30, 2024	7.8	$27.89	2.6	$255.5

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2024, total compensation expense related to unvested stock options granted to employees but not yet recognized was $55.7 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-average fair value per share granted	$24.93	$26.55	$26.79	$24.41
Intrinsic value of options exercised	$18.1	$24.3	$69.9	$97.0
Fair value of options vested	$6.5	$5.7	$18.6	$17.4

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expected term in years	2.8	2.7	2.7	2.7
Volatility	44.5%	47.5%	45.4%	47.5%
Risk-free interest rate	4.6%	4.6%	4.5%	4.6%
Dividend rate	—%	—%	—%	—%

We granted less than 0.1 million shares of PSU awards and approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $73.00 and $97.22 per share to certain of our executives during the three and six months ended June 30, 2024, respectively. We granted approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $90.96 per share to certain of our executives during the three and six months ended June 30, 2023. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. Approximately 0.1 million shares of PSU awards vested during the first quarter of 2024. No shares of PSU awards vested during the second quarter of 2024 or the six months ended June 30, 2023. Approximately 0.1 million shares of PSU awards were forfeited during the three and six months ended June 30, 2024. None of these PSU awards were forfeited during the six months ended June 30, 2023.

As of June 30, 2024, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $31.6 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of product revenue	$0.4	$0.5	$0.9	$0.9
Cost of service revenue	6.5	6.0	12.7	11.1
Research and development	21.3	20.0	41.1	37.0
Sales and marketing	25.9	29.3	52.6	55.6
General and administrative	10.2	9.9	20.0	18.1
Total stock-based compensation expense	$64.3	$65.7	$127.3	$122.7

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
RSUs	$54.0	$55.1	$106.0	$104.2
Stock options	7.1	7.3	14.4	14.0
PSUs	3.2	3.3	6.9	4.5
Total stock-based compensation expense	$64.3	$65.7	$127.3	$122.7

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income tax benefit associated with stock-based compensation	$14.3	$14.5	$28.2	$27.1

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

There were no shares repurchased under the Repurchase Program during the six months ended June 30, 2024. As of June 30, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 16% for the three months ended June 30, 2024, compared to an effective tax rate of 9% for the same period last year. Our effective tax rate was 14% for the six months ended June 30, 2024, compared to an effective tax rate of 8% for the same period last year. The tax rates for the three months ended June 30, 2024 and 2023 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $109.9 million and $84.8 million, respectively. The tax rate for the three months ended June 30, 2024 was impacted by a tax benefit of $27.2 million from the foreign-derived intangible income (“FDII”) deduction, and excess tax benefits from stock-based compensation expense of $6.2 million. The tax rate for the three months ended June 30, 2023 was impacted by a tax benefit of $25.8 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $13.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statues of limitations.

The tax rates for the six months ended June 30, 2024 and 2023 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $191.3 million and $170.6 million, respectively. The tax rate for the six months ended June 30, 2024 was impacted by a tax benefit of $50.8 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $24.5 million. The tax rate for the six months ended June 30, 2023 was impacted by a tax benefit of $64.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $39.6 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

As of June 30, 2024 and December 31, 2023, unrecognized tax benefits were $68.3 million and $65.8 million, respectively. If recognized, $57.4 million of the unrecognized tax benefits as of June 30, 2024 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2024 and December 31, 2023, accrued interest and penalties were $7.5 million and $6.4 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $3.9 million in the next 12

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as an additional tax benefit.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the six months ended June 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2024 and 2023 were $4.3 million and $5.7 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2024 and 2023 were $10.6 million and $10.1 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Americas:
United States	$435.7	$404.7	$842.8	$788.8
Other Americas	159.6	132.3	309.5	271.7
Total Americas	595.3	537.0	1,152.3	1,060.5
Europe, Middle East and Africa (“EMEA”)	565.2	506.9	1,104.6	985.1
Asia Pacific (“APAC”)	273.8	248.9	530.7	509.5
Total revenue	$1,434.3	$1,292.8	$2,787.6	$2,555.1

Property and Equipment—net	June 30, 2024	December 31, 2023
Americas:
United States	$906.1	$701.6
Canada	208.5	212.8
Latin America	2.8	2.3
Total Americas	1,117.4	916.7
EMEA	66.8	65.5
APAC	58.5	62.2
Total property and equipment—net	$1,242.7	$1,044.4

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Distributor A	30%	27%	29%	28%
Distributor B	16%	15%	15%	14%
Distributor C	14%	14%	13%	14%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2024	December 31, 2023
Distributor A	30%	33%
Distributor B	13%	14%
Distributor C	11%	10%

15.     SUBSEQUENT EVENTS

Acquisition of Lacework, Inc.

On August 1, 2024 (“Lacework Acquisition Date”), we completed the acquisition of Lacework, Inc. (“Lacework”), a privately held data-driven cloud security company, for approximately $149 million in cash, net of cash acquired. We intend to integrate Lacework’s Cloud-Native Application Protection Platform solution into our existing portfolio. Given the short period of time between the Lacework Acquisition Date and the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Next DLP Holdings Limited

On August 5, 2024 (“Next DLP Acquisition Date”), we completed the acquisition of Next DLP Holdings Limited (“Next DLP”), a privately-held company that focuses on insider risk and data loss protection (“DLP”), for approximately $96 million in cash, net of cash acquired. With this acquisition, we will improve our position in the standalone enterprise DLP market and strengthen our leadership in integrated DLP markets within endpoint and SASE in alignment with our business strategy. Given the short period of time between the Next DLP Acquisition Date and the issuance of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed.

Real Property Purchases

In July and August 2024, we signed definitive agreements to purchase real property in Calgary, Canada, and Union City, California, for $6.5 million and $16.2 million in cash, respectively.

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

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including public health issues, wars, natural disasters and economic growth;

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

•our ability to successfully anticipate market changes including those related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•growth expectations for the secure networking market;

•supply chain constraints, component availability and other factors affecting our manufacturing capacity, delivery, cost and inventory management;

•forecasts of future demand and targeted inventory levels, including changing market drivers and demands;

•the effect of backlog from current or prior quarters, including its effect on growth of in-quarter billings and revenue;

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

•trends in revenue, cost of revenue and gross margin, including expectations regarding product revenue, service revenue growth and inventory related charges;

•trends in our operating expense, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•expected impact of plans and strategy for the acceleration of our points of presence (“PoP”) deployment;

•expectations that our operating expense will increase year over year in absolute dollars during the remainder of 2024;

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

•expectations regarding spending related to real estate assets, acquisitions and development, including data centers and points of presence, office building and warehouse investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

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

Business Overview

Fortinet is a leader in cybersecurity and the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations to deliver cybersecurity where our customers need it. As of June 30, 2024, over a half million customers trusted our solutions, including enterprises such as in the financial services, retail, healthcare and operational technology market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of June 30, 2024, we held 985 U.S. patents and 1,323 global patents and we are recognized in over 100 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

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

Additionally, Fortinet is committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over 1 million certifications to date.

Financial Highlights

•Total revenue was $1.43 billion and $2.79 billion during the three and six months ended June 30, 2024, an increase of 11% and 9%, respectively, compared to $1.29 billion and $2.56 billion in the same periods last year. Our revenue growth was driven by the growth in service revenue. Product revenue was $451.9 million and $860.8 million during the three and six months ended June 30, 2024, a decrease of 4% and 12%, respectively, compared to $472.6 million and $973.3 million in the same periods last year. Service revenue was $982.4 million and $1.93 billion during the three and six months ended June 30, 2024, an increase of 20% and 22%, respectively, compared to $820.2 million and $1.58 billion in the same periods last year.

•Total gross profit was $1.16 billion and $2.21 billion during the three and six months ended June 30, 2024, an increase of 16% and 13%, respectively, compared to $997.0 million and $1.95 billion in the same periods last year.

•Total gross margin was 80.8% and 79.2% during the three and six months ended June 30, 2024, an increase of 3.7 and 2.8 percentage points, respectively, compared to 77.1% and 76.4% in the same periods last year.

•Operating income was $437.2 million and $758.4 million during the three and six months ended June 30, 2024, an increase of 57% and 37%, respectively, compared to $279.0 million and $552.5 million in the same periods last year.

•Operating margin was 30.5% and 27.2% during the three and six months ended June 30, 2024, an increase of 8.9 and 5.6 percentage points, respectively, compared to 21.6% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.34 billion as of June 30, 2024.

•Deferred revenue was $5.90 billion, including short-term deferred revenue of $2.98 billion, as of June 30, 2024.

•Cash flows from operating activities were $1.17 billion during the six months ended June 30, 2024, a decrease of $20.2 million, or 2%, compared to the same period last year.

On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended June 30, 2024, the Americas region, the Europe, Middle East and Africa (“EMEA”) region, and the Asia Pacific (“APAC”) region contributed 42%, 39% and 19% of our total revenue, respectively and increased 11%, 12%, and 10% compared to the same period last year, respectively. During the six months ended June 30, 2024, the Americas, EMEA, and APAC regions contributed 41%, 40% and 19% of our total revenue, respectively, and increased by 9%, 12% and 4% compared to the same period last year, respectively.

Product revenue decreased 4% and 12%, respectively, during the three and six months ended June 30, 2024 compared to the same periods last year, due to the decrease in hardware revenue, partially offset by the increase in software revenue. The decrease in hardware revenue was impacted by the change in backlog from hardware shipped in the prior periods, reduced net prices on certain products and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. For the remainder of 2024, we expect product revenue growth rates will continue to be impacted by drawdown of backlog and pricing actions in earlier periods.

Service revenue growth during the three and six months ended June 30, 2024 was 20% and 22%, respectively, as compared to the same periods last year, was primarily driven by the strength of our security subscription revenue, which grew 22% and 25%, respectively. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2024, with growth opportunities that include unified SASE and SecOps offerings. While service revenue is expected to grow, we anticipate that the growth rates will ease for the remainder of 2024.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2024, seven countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Operating expenses as a percentage of revenue decreased 5.2 and 2.8 percentage points, respectively, during the three and six months ended June 30, 2024 compared to the same periods last year, mainly driven by a decrease in personnel-related costs in sales and marking and a decrease in marketing expenses. Headcount decreased to 13,527 employees and contractors as of June 30, 2024, comparatively flat compared to 13,568 as of December 31, 2023.

Impact of Macroeconomic and Geopolitical Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such GDP growth, the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves.

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

Our customers purchase our hardware products, software licenses and cloud-delivered solutions, as well as our FortiGuard and other security subscription and FortiCare technical support services. We generally invoice at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or certain transactions.

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

	Three Months Ended Or As Of
	June 30, 2024	June 30, 2023
	(in millions)
Revenue	$1,434.3	$1,292.8
Deferred revenue	$5,896.2	$5,128.6
Billings (non-GAAP)	$1,540.6	$1,540.5
Net cash provided by operating activities	$342.0	$515.1
Free cash flow (non-GAAP)	$318.9	$438.3

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $5.90 billion as of June 30, 2024, an increase of $161.2 million, or 3%, from December 31, 2023. Short term deferred revenue was $2.98 billion as of June 30, 2024, an increase of $126.6 million, or 4%, from December 31, 2023.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are several limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of FortiGuard security subscription and FortiCare and other support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.54 billion for the three months ended June 30, 2024, remained flat compared to $1.54 billion in the same period last year.

Our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders, our backlog may increase, which will negatively impact our aggregate billings and revenue in such quarter, and as the supply chain challenges normalized, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in millions)
Billings:
Revenue	$1,434.3	$1,292.8
Add: Change in deferred revenue	106.3	247.7
Total billings (non-GAAP)	$1,540.6	$1,540.5

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

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$342.0	$515.1
Less: Purchases of property and equipment	(23.1)	(76.8)
Free cash flow (non-GAAP)	$318.9	$438.3
Net cash used in investing activities	$(50.1)	$(424.1)
Net cash used in financing activities	$(14.0)	$(17.7)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2024 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended
	June 30, 2024		June 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$451.9	32%	$472.6	37%	$(20.7)	(4)%
Service	982.4	68	820.2	63	162.2	20
Total revenue	$1,434.3	100%	$1,292.8	100%	$141.5	11%
Revenue by geography:
Americas	$595.3	42%	$537.0	42%	$58.3	11%
EMEA	565.2	39	506.9	39	58.3	12
APAC	273.8	19	248.9	19	24.9	10
Total revenue	$1,434.3	100%	$1,292.8	100%	$141.5	11%

Total revenue increased $141.5 million, or 11%, during the three months ended June 30, 2024 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry segments. Revenue from all regions grew, with the Americas and EMEA contributing the larger portion of the increase on an absolute dollar basis and EMEA, contributing the largest portion of the increase on a percentage basis.

Product revenue decreased $20.7 million, or 4%, during the three months ended June 30, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software revenue. The decrease in hardware revenue was impacted by the change in backlog from hardware shipped in the prior periods, reduced net prices on certain products and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. For the remainder of 2024, we expect product revenue growth rates will continue to be impacted by drawdown of backlog in earlier periods and earlier pricing actions.

Service revenue increased $162.2 million, or 20%, during the three months ended June 30, 2024 compared to the same period last year. Security subscription revenue increased $101.4 million, or 22%, and technical support and other services revenue increased $60.8 million, or 17%, during the three months ended June 30, 2024 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including SASE and SecOps.

Of the service revenue recognized during the three months ended June 30, 2024, 90% was included in the deferred revenue balance as of March 31, 2024. Of the service revenue recognized during the three months ended June 30, 2023, 89% was included in the deferred revenue balance as of March 31, 2023. We expect service revenue growth rates to ease throughout the remainder of 2024 due to slowing deferred revenue and product revenue growth over the past several quarters, partially offset by increases in SaaS revenue.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$155.1	$174.5	$(19.4)	(11)%
Service	119.9	121.3	(1.4)	(1)
Total cost of revenue	$275.0	$295.8	$(20.8)	(7)%
Gross margin (%):
Product	65.7%	63.1%
Service	87.8	85.2
Total gross margin	80.8%	77.1%

Total gross margin increased 3.7 percentage points during the three months ended June 30, 2024 compared to the same period last year, primarily driven by increased product and service gross margin and a shift in the revenue mix to higher margin service revenue. Revenue mix shifted by 5.1 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin increased 2.6 percentage points during the three months ended June 30, 2024 compared to the same period last year, primarily due to lower expedite fees, a shift in revenue mix from hardware to software, lower freight costs and inventory related reserves expense, partially offset by reduced prices on certain products. During the first quarter 2024, we lowered list prices on select products. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 2.6 percentage points during the three months ended June 30, 2024 compared to the same period last year, primarily driven by slower labor and other cost growth and a revenue mix shift towards higher margin security subscription services. Cost of service revenue was comprised primarily of personnel-related costs, third-party repair and contract fulfillment, data center costs, colocation and cloud provider fees, supplies and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2024		June 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$165.4	12%	$153.3	12%	$12.1	8%
Sales and marketing	501.3	35	515.9	40	(14.6)	(3)
General and administrative	56.6	4	49.9	4	6.7	13
Gain on intellectual property matter	(1.2)	—	(1.1)	—	(0.1)	9
Total operating expenses	$722.1	50%	$718.0	56%	$4.1	1%
Research and development

Research and development expense increased $12.1 million, or 8%, during the three months ended June 30, 2024 compared to the same period last year, primarily due to an increase of $8.8 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, depreciation expense and other occupancy-related expense increased $2.0 million and product development costs increased $1.1 million. We currently intend to continue investing in our research and development organization, and expect research and development expense to increase in absolute dollars year over year during the remainder of 2024.

Sales and marketing

Sales and marketing expense decreased $14.6 million, or 3%, during the three months ended June 30, 2024 compared to the same period last year, primarily due to a decrease of $11.4 million in personnel-related costs, a decrease of $5.5 million in marketing expenses and the favorable impact of foreign currency fluctuations. The decreases were partially offset by an increase of $1.6 million in travel expense. We currently intend to continue making investments in sales and marketing resources critical to support our future growth and expect our sales and marketing expense to increase in absolute dollars year over year during the remainder of 2024.

General and administrative

General and administrative expense increased $6.7 million, or 13%, during the three months ended June 30, 2024 compared to the same period last year, primarily due to an increase of $6.3 million in legal related fees and other professional services fees. We currently expect general and administrative expense to increase in absolute dollars year over year during the remainder of 2024.

Operating income and margin

We generated operating income of $437.2 million during the three months ended June 30, 2024, an increase of $158.2 million, or 57%, compared to $279.0 million in the same period last year. Operating margin was 30.5% during the three months ended June 30, 2024, compared to 21.6% in the same period last year. The increase in operating margin was primarily due to 5.0 percentage points decrease in sales and marketing expense as a percentage of revenue, 3.7 percentage points increase in gross margin and 0.3 percentage points decrease in research and development expense as a percentage of revenue, partially offset by a 0.1 percentage point increase in general and administrative expense as a percentage of revenue.

Interest income, interest expense and other expense—net

	Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
	(in millions, except percentages)
Interest income	$38.3	$31.6	$6.7	21%
Interest expense	$(5.0)	$(5.2)	$0.2	(4)%
Other expense—net	$(2.2)	$(6.2)	$4.0	(65)%

Interest income increased $6.7 million during the three months ended June 30, 2024 compared to the same period last year, primarily as a result of higher interest rates and investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended June 30, 2024 compared to the same period last year. The $4.0 million change in Other expense—net during the three months ended June 30, 2024 compared to the same period last year, was primarily due to a $3.8 million lower loss on marketable equity securities.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2024	June 30, 2023
	(in millions, except percentages)
Provision for income taxes	$76.5	$27.6	$48.9	177%
Effective tax rate (%)	16%	9%

Our effective tax rate was 16% for the three months ended June 30, 2024 compared to an effective tax rate of 9% for the same period last year. The provision for income taxes for the three months ended June 30, 2024 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $109.9 million, which were favorably affected by a tax benefit of $27.2 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $6.2 million.

The provision for income taxes for the three months ended June 30, 2023 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $84.8 million, which were favorably affected by a tax benefit of $25.8 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $13.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statues of limitations.

Loss from Equity Method Investments

	Three Months Ended		Change	% Change
	June 30, 2024	June 30, 2023

	(in millions, except percentages)
Loss from equity method investments	$(12.0)	$(5.3)	$(6.7)	126%

Loss from equity method investments increased $6.7 million during the three months ended June 30, 2024 compared to the same period last year, primarily driven by the OTTI charge of $8.0 million recorded during the three months ended June 30, 2024, partially offset by our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year .

Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended
	June 30, 2024		June 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$860.8	31%	$973.3	38%	$(112.5)	(12)%
Service	1,926.8	69	1,581.8	62	345.0	22
Total revenue	$2,787.6	100%	$2,555.1	100%	$232.5	9%
Revenue by geography:
Americas	$1,152.3	41%	$1,060.5	41%	$91.8	9%
EMEA	1,104.6	40	985.1	39	119.5	12
APAC	530.7	19	509.5	20	21.2	4
Total revenue	$2,787.6	100%	$2,555.1	100%	$232.5	9%
Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total revenue increased $232.5 million, or 9%, during the six months ended June 30, 2024 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue decreased $112.5 million, or 12%, during the six months ended June 30, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software revenue. The decrease in hardware revenue was impacted by the change in backlog from hardware shipped in the prior periods, reduced net prices on certain products and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings.

Service revenue increased $345.0 million, or 22%, during the six months ended June 30, 2024 compared to the same period last year. Security subscription revenue increased $216.6 million, or 25%, and technical support and other services revenue increased $128.4 million, or 18%, during the six months ended June 30, 2024 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including SASE and SecOps.

Of the service revenue recognized during the six months ended June 30, 2024, 84% was included in the deferred revenue balance as of December 31, 2023. Of the service revenue recognized during the six months ended June 30, 2023, 81% was included in the deferred revenue balance as of December 31, 2022. We expect service revenue growth rates to ease throughout the remainder of 2024 due to slowing deferred revenue and product revenue growth over the past several quarters, partially offset by increases in SaaS revenue.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$337.9	$368.1	$(30.2)	(8)%
Service	241.8	235.5	6.3	3%
Total cost of revenue	$579.7	$603.6	$(23.9)	(4)%
Gross margin (%):
Product	60.7%	62.2%
Service	87.5	85.1
Total gross margin	79.2%	76.4%

Total gross margin increased 2.8 percentage points during the six months ended June 30, 2024 compared to the same period last year, primarily driven by a shift in the revenue mix to higher margin service revenue and increased service gross margin, partially offset by decreased product gross margin. Revenue mix shifted by 7.2 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin decreased 1.5 percentage points during the six months ended June 30, 2024 compared to the same period last year, primarily due to inventory related reserves expense and reduced prices on certain products, partially offset by lower expedite fees, a shift in revenue mix from hardware to software and lower freight costs. During the first quarter of 2024, we lowered list prices on select products. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves.

Service gross margin increased 2.4 percentage points during the six months ended June 30, 2024 compared to the same period last year, primarily driven by slower labor and other cost growth, pricing actions in earlier periods and a revenue mix shift towards higher margin security subscription services. Cost of service revenue was comprised primarily of personnel-related costs, third-party repair and contract fulfillment, data center costs, colocation and cloud provider fees, supplies and facility-related costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2024		June 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$338.4	12%	$304.4	12%	$34.0	11%
Sales and marketing	1,002.4	36	994.2	39	8.2	1
General and administrative	111.0	4	102.7	4	8.3	8
Gain on intellectual property matter	(2.3)	—	(2.3)	—	—	—
Total operating expenses	$1,449.5	52%	$1,399.0	55%	$50.5	4%
Research and development

Research and development expense increased $34.0 million, or 11%, during the six months ended June 30, 2024 compared to the same period last year, primarily due to an increase of $24.6 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, depreciation expense and other occupancy-related expense increased $5.7 million and non-personnel-related product development costs increased $3.1 million, partially offset by the favorable impact of foreign currency fluctuations.

Sales and marketing

Sales and marketing expense increased $8.2 million, or 1%, during the six months ended June 30, 2024 compared to the same period last year, primarily due to an increase of $10.3 million in personnel-related costs. In addition, travel expense increased $4.4 million and depreciation expense and other occupancy-related expense increased $1.9 million. The increases were partially offset by a decrease of $10.8 million in marketing-related expense and the favorable impact of foreign currency fluctuations.

General and administrative

General and administrative expense increased $8.3 million, or 8%, during the six months ended June 30, 2024 compared to the same period last year, primarily due to an increase of $10.1 million in legal related fees and other professional services fees, an increase of $2.0 million in depreciation expense and other occupancy-related expense, partially offset by a decrease of $2.9 million in provision for expected credit losses.

Operating income and margin

We generated operating income of $758.4 million during the six months ended June 30, 2024, an increase of $205.9 million, or 37%, compared to $552.5 million in the same period last year. Operating margin was 27.2% during the six months ended June 30, 2024, compared to 21.6% in the same period last year. The increase in operating margin was primarily due to 3.0 percentage points decrease in sales and marketing expense as a percentage of revenue and 2.8 percentage points increase in gross margin, partially offset by a 0.2 percentage point increase in research and development expense as a percentage of revenue.

Interest income, interest expense and other expense—net

	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
	(in millions, except percentages)
Interest income	$70.5	$52.2	$18.3	35%
Interest expense	$(10.1)	$(10.2)	$0.1	(1)%
Other expense—net	$(5.1)	$(4.2)	$(0.9)	21%

Interest income increased $18.3 million during the six months ended June 30, 2024 compared to the same period last year, primarily as a result of higher interest rates and investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the six months ended June 30, 2024 compared to the same period last year. The $0.9 million change in Other expense—net during the six months ended June 30, 2024 compared to the same period last year, was primarily due to an increase of $4.0 million foreign currency exchange losses, partially offset by a $3.5 million lower loss on marketable equity securities.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2024	June 30, 2023
	(in millions, except percentages)
Provision for income taxes	$116.0	$48.9	$67.1	137%
Effective tax rate (%)	14%	8%

Our effective tax rate was 14% for the six months ended June 30, 2024 compared to an effective tax rate of 8% for the same period last year. The provision for income taxes for the six months ended June 30, 2024 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $191.3 million. This provision for income taxes was favorably affected by a tax benefit of $50.8 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $24.5 million.

The provision for income taxes for the six months ended June 30, 2023 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $170.6 million, which were offset by a tax benefit of $64.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $39.6 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

Loss from Equity Method Investments

	Six Months Ended		Change	% Change
	June 30, 2024	June 30, 2023

	(in millions, except percentages)
Loss from equity method investments	$(18.6)	$(27.4)	$8.8	(32)%

Loss from equity method investments decreased $8.8 million during the six months ended June 30, 2024 compared to the same period last year, primarily driven by our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year, partially offset by the OTTI charge of $8.0 million recorded during the three months ended June 30, 2024.

Liquidity and Capital Resources

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$2,203.2	$1,397.9
Short-term and long-term investments	1,114.9	1,021.5
Marketable equity securities	21.2	21.0
Total cash, cash equivalents, investments and marketable equity securities	$3,339.3	$2,440.4
Working capital	$1,194.0	$709.3

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in millions)
Net cash provided by operating activities	$1,172.4	$1,192.6
Net cash used in investing activities	(320.4)	(466.5)
Net cash used in financing activities	(44.3)	(31.4)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(1.3)
Net increase in cash and cash equivalents	$805.3	$693.4

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases and other capital expenditures, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock and repurchases of our common stock.

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

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of June 30, 2024, approximately $1.03 billion remained available for future share repurchases.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $75.0 million and $115.0 million in the second half of 2024.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of June 30, 2024, the long-term debt, net of unamortized discount and debt issuance costs, was $993.3 million.

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

These inventory purchase commitments as of June 30, 2024 totaled $566.7 million, a decrease of $70.6 million compared to $637.3 million as of December 31, 2023 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 30, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $105.2 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2024, we had $40.4 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of June 30, 2024, our cash, cash equivalents and short-term and long-term investments of $3.32 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $164.0 million as of June 30, 2024 and $199.9 million as of December 31, 2023.

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

As of June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in accounts receivable—net, deferred revenue, deferred contract costs, deferred tax assets, inventory, accounts payable and accrued liabilities.

Our operating activities during the six months ended June 30, 2024 provided cash flows of $1.17 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $161.7 million in our deferred revenue during the six months ended June 30, 2024. In addition, changes in operating assets and liabilities were driven by a decrease of $318.9 million in accounts receivable—net, an increase of $136.0 million in deferred contract costs, an increase of $130.3 million in deferred tax assets, a decrease of $85.2 million in inventory, a decrease of $67.2 million in accounts payable and a decrease of $24.9 million in accrued liabilities.

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

During the six months ended June 30, 2024, cash used in investing activities was $320.4 million, primarily driven by $245.0 million used for the purchases of property and equipment, $69.7 million spent for purchases of investments, net of maturities and sales of investments and $5.7 million used for the acquisitions of certain assets and liabilities in a business combination, net of cash.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the six months ended June 30, 2024, cash used in financing activities was $44.3 million, primarily driven by $43.5 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2024 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders, our backlog may increase, which will negatively impact our aggregate billings and revenue in such quarter;

•as the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. We expect billings growth to normalize and lower impact from backlog fluctuations. For the first half of 2024, the comparably lower backlog contribution to billings has resulted in decreased year-over-year quarterly growth rate;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter or changes in shipping terms;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 30% of our total net accounts receivable as of June 30, 2024.

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

Six distributor customers accounted for 68% of our total net accounts receivable in the aggregate as of June 30, 2024. See Note 14. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Reliance on a concentration of shipments at the end of the quarter or changes in shipping terms could cause our billings and revenue to fall below expected levels.

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

As of June 30, 2024, we had an aggregate of $993.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions; and

•limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

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

•political instability, changes in trade agreements and conflicts such as the war in Ukraine and the Israel-Hamas war, tensions between China and Taiwan and any expansions thereof, could adversely affect our business and financial performance;

•economic instability in foreign markets, such as any economic instability caused by economic downturns or recessions, could adversely affect our business and financial performance;

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

Some of our sales are to government organizations, which subjects us to a number of regulatory requirements, their own supply chain and contractual requirements, challenges and risks.

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

•actual or perceived defects, vulnerabilities, errors or failures;

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

Actual, possible or perceived defects, errors or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security incident or the misuse of our products could harm our and our customers’ operational results and reputation.

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks, or an unintended disruption to our customers’ operations. Following a review in accordance with our publicly available Product Security Incident Response Team policy, our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. There can be no assurance, however, that such posts will be sufficiently timely, accurate or complete or that those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted.

Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to other companies in other industries. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program or we inadvertently release a product or an update to a product with a defect in it, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders, or our solutions or updates thereto could cause an unintended disruption to our customers’ operations. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events or not cause disruptions to our customers’ operations. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively or correctly update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks or to disruptions in operations. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to anticipate or add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

An actual, possible or perceived security incident or infection of the network of one of our end-customers or a disruption to their operations, regardless of whether the incident is attributable to the failure of our products or services to prevent or detect the security incident or be the cause of such disruption, or any actual or perceived security risk in our supply chain, could adversely affect the market’s perception of our security products and services, cause customers and customer prospects not to buy from us and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused or misconfigured by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities in our products, or misuse of our products, could result in:

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and the Israel-Hamas war, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 82% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and machine learning technology into our solutions, as evidenced by our acquisition of Lacework. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use of AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate (hallucinations) or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, or legal liability. If customer data is used to train AI based systems and such data is not adequately anonymized, this may lead to breach of sensitive information and loss of customer trust. The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

Linksys sells predominantly into the consumer Wi-Fi market, and its sales have declined since our investment. Because we are accounting for our Linksys investment using the equity method of accounting, we are required to assess the investment for other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired. We analyze whether there should be an OTTI of the value of our investment in Linksys. In evaluating OTTI, we consider factors such as Linksys’ financial results and operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, Linksys’ ability to achieve milestones and any notable operational and strategic changes. We intend to continue to analyze our investment in Linksys to determine whether any further impairment is appropriate. If any further decline in fair value is determined to be other-than-temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense in our condensed consolidated statements of income. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We may experience additional volatility to our statements of operations due to the underlying operating results of Linksys, impairments of our Linksys investment or additional investments in Linksys. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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

The EU’s WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Although currently our EU international channel partners are responsible for the requirements of this directive as the importer of record in most of the European countries in which we sell our products, changes in interpretation of the regulations may cause us to incur costs or have additional regulatory requirements in the future to meet in order to comply with this directive, or with any similar laws adopted in other jurisdictions including the United States.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2024, the closing price of our common stock ranged from $57.78 to $73.07 per share.

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

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of June 30, 2024, approximately $1.03 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Political instability, changes in trade agreements and conflicts such as the war in Ukraine and the Israel-Hamas war could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine and the Israel-Hamas war has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, rising interest rates, changes to government spending, and weakening product demand could adversely affect our business and financial performance.

Economic challenges caused by the economic downturn, any resulting recession, inflation or rise in interest rates can weaken and harm our financial position. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the United States significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended June 30, 2024. As of June 30, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On May 22, 2024, John Whittle, our Chief Operating Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Whittle Plan”) during an open trading window in accordance with our insider trading policy. The Whittle Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Whittle Plan provides for the potential sale by Mr. Whittle of up to 141,820 shares of our common stock, issued upon the exercise of vested options to purchase shares of our common stock, at the market price, between August 21, 2024 and February 20, 2026.

The Whittle Plan includes a representation from Mr. Whittle to the broker administering the plan that he was not in possession of any material nonpublic information regarding us or the securities subject to the Whittle Plan at the time that he entered into the Whittle Plan. He made a similar representation to us in connection with the adoption of the Whittle Plan under our insider trading policy. The representation was made as of May 22, 2024 and speaks only as of that date. In making the representation, Mr. Whittle did not provide assurance with respect to any material nonpublic information of which he was unaware, or with respect to any material nonpublic information acquired by him or us after the date of the representation.

Once executed, transactions under the Whittle Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Whittle or our other officers or directors or their affiliated entities.

Amended and Restated Change of Control Severance Agreements

On August 7, 2024, we entered into an Amended and Restated Change of Control Severance Agreement (each, a “Change of Control Agreement”) with each of Ken Xie, our Chief Executive Officer, Michael Xie, our President and Chief Technology Officer, Keith Jensen, our Chief Financial Officer, and John Whittle, our Chief Operating Officer (each, an “Executive”). Each Change of Control Agreement is effective August 7, 2024 and will amend and restate our existing Amended and Restated Change of Control Severance Agreement with the applicable Executive (the “Existing Agreements”), each of which would have otherwise expired on August 7, 2024. The term of each Change of Control Agreement will expire on August 7, 2029 if not otherwise extended.

CEO

Pursuant to the Change of Control Agreement with Ken Xie, if Mr. Xie is terminated without Cause (as defined in each Executive’s Change of Control Agreement) or if Mr. Xie terminates his employment with us for Good Reason (as defined in the Executive’s Change of Control Agreement) more than three months prior to, or absent, a Change of Control, or after 12 months following a Change of Control, Mr. Xie will be entitled to: (i) a severance payment in an amount equal to 12 months of Mr. Xie’s then-current base salary; (ii) 12 months of Mr. Xie’s COBRA Benefit (as defined in the Executive’s Change of Control Agreement); and (iii) acceleration of the unvested Time-Vesting Awards (as defined in the Executive’s Change of Control Agreement) then held by Mr. Xie that would have vested over the next 12 months; treatment of Mr. Xie’s Performance-Based Awards (as defined in the Executive’s Change of Control Agreement) shall remain subject to the award agreement governing such awards.

Also pursuant to the Change of Control Agreement with Mr. Xie, if Mr. Xie is terminated without Cause or if Mr. Xie terminates his employment with us for Good Reason within three months prior to through 12 months following a Change of Control, Mr. Xie will be entitled to: (i) a severance payment in an amount equal to 12 months of Mr. Xie’s then-current base salary; (ii) a severance payment equal to 100% of Mr. Xie’s annual target bonus for the year in which the termination occurs, subject to Mr. Xie’s effective execution of a Release (as defined in the Executive’s Change of Control Agreement); (iii) 12 months of Mr. Xie’s COBRA Benefit; and (iv) acceleration of 100% of the unvested Time-Vesting Awards and Performance-Based Awards then held by Mr. Xie.

Non-CEO Executives

Pursuant to each Change of Control Agreement with Michael Xie, Keith Jensen and John Whittle (each, a “Non-CEO Executive”), if such Non-CEO Executive is terminated without Cause or if such Non-CEO Executive terminates the Non-CEO Executive’s employment with us for Good Reason prior to, or absent, a Change of Control, or after 12 months following a Change of Control, the Non-CEO Executive will be entitled to: (i) a severance payment in an amount equal to 12 months of the Non-CEO Executive’s then-current base salary; (ii) 12 months of such Non-CEO Executive’s COBRA Benefit; and (iii) acceleration of the unvested Time-Vesting Awards then held by such Non-CEO Executive that would have vested over the next 12 months. Treatment of such Non-CEO Executive’s Performance-Based Awards shall remain subject to the award agreement governing such awards.

Also pursuant to each Change of Control Agreement with each Non-CEO Executive, if such Non-CEO Executive is terminated without Cause or if a Non-CEO Executive terminates the Non-CEO Executive’s employment with us for Good Reason within 12 months following a Change of Control, the Executive will be entitled to: (i) a severance payment in an amount equal to 12 months of the Non-CEO Executive’s then-current base salary; (ii) a severance payment equal to 100% of the Non-CEO Executive’s annual target bonus for the year in which the termination occurs, subject to the Non-CEO Executive’s effective execution of a Release; (iii) 12 months of such Non-CEO Executive’s COBRA Benefit; and (iv) acceleration of 100% of the unvested Time-Vesting Awards and Performance-Based Awards then held by the Non-CEO Executive.

Other Terms

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

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

10.1*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Ken Xie

10.2*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Michael Xie

10.3*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and John Whittle

10.4*	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Keith Jensen

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2024
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 7, 2024
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)