Form 10-Q
period 2024-09-30
Fortinet, Inc.
filed 2024-11-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of November 7, 2024, there were 766,452,698 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, increasing or decreasing interest rates, changes in government spending or regulation or reduced information technology spending, including firewall spending, may adversely impact our business.

•We have been, and may in the future be, susceptible to supply chain constraints, supply shortages and disruptions, long or less predictable lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•As a result of supply chain disruptions in previous periods, we increased our purchase order commitments in previous periods and, were in some instances required to and may in the future be required to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition.

•Our billings, revenue, and free cash flow growth may slow or may not continue to grow, and our operating margins may decline.

•Our real estate assets, including construction, acquisitions, leasing activity, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence, as well as data center expansions or enhancements, could involve significant risks to our business.

•Our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter.

•As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. We expect billings growth to normalize and lower the impact from backlog fluctuations. For the first three quarters of 2024, the comparably lower backlog contribution to billings has resulted in decreased year-over-year quarterly growth rates.

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

•We are susceptible to defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services, failure of our products or services to detect or prevent a security incident or to cause a disruption to operations, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers, could cause our products or services to allow unauthorized access to our customers’ networks and harm our operational results and reputation more significantly as compared to other companies. Our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. However, there can be no assurance that such posts will be sufficiently timely, accurate or complete or that those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted.

•If our internal enterprise IT networks, our operational networks, our research and development networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

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

•We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, may result in lost sales and higher expenses, and inventory excesses which may result in inventory charges and costs related to future purchase commitments, and may require us to sell our products at discounts or offer various other incentives.

•We depend on third parties to provide various components for our products and build our products and are susceptible to manufacturing delays, capacity constraints, cost increases, and changes in the geopolitical environment.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,489.3	$1,397.9
Short-term investments	1,162.4	1,021.5
Marketable equity securities	49.0	21.0
Accounts receivable—net	1,044.1	1,402.0
Inventory	354.3	484.8
Prepaid expenses and other current assets	121.5	101.1
Total current assets	5,220.6	4,428.3
PROPERTY AND EQUIPMENT—NET	1,273.4	1,044.4
DEFERRED CONTRACT COSTS	599.4	605.6
DEFERRED TAX ASSETS	1,300.4	868.8
GOODWILL	212.8	126.5
OTHER INTANGIBLE ASSETS—NET	111.6	35.3
OTHER ASSETS	133.8	150.0
TOTAL ASSETS	$8,852.0	$7,258.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$177.9	$204.3
Accrued liabilities	376.6	423.7
Accrued payroll and compensation	248.2	242.3
Deferred revenue	3,081.2	2,848.7
Total current liabilities	3,883.9	3,719.0
DEFERRED REVENUE	2,930.5	2,886.3
LONG-TERM DEBT	993.8	992.3
OTHER LIABILITIES	135.7	124.7
Total liabilities	7,943.9	7,722.3
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 765.7 and 761.0 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,568.6	1,416.4
Accumulated other comprehensive loss	(18.0)	(18.9)
Accumulated deficit	(643.3)	(1,861.7)
Total stockholders’ equity (deficit)	908.1	(463.4)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,852.0	$7,258.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUE:
Product	$473.9	$465.9	$1,334.7	$1,439.2
Service	1,034.2	868.7	2,961.0	2,450.5
Total revenue	1,508.1	1,334.6	4,295.7	3,889.7
COST OF REVENUE:
Product	136.1	198.3	474.0	566.4
Service	127.3	119.4	369.1	354.9
Total cost of revenue	263.4	317.7	843.1	921.3
GROSS PROFIT:
Product	337.8	267.6	860.7	872.8
Service	906.9	749.3	2,591.9	2,095.6
Total gross profit	1,244.7	1,016.9	3,452.6	2,968.4
OPERATING EXPENSES:
Research and development	187.3	156.9	525.7	461.3
Sales and marketing	515.9	504.4	1,518.3	1,498.6
General and administrative	71.7	53.5	182.7	156.2
Gain on intellectual property matter	(1.1)	(1.1)	(3.4)	(3.4)
Total operating expenses	773.8	713.7	2,223.3	2,112.7
OPERATING INCOME	470.9	303.2	1,229.3	855.7
INTEREST INCOME	42.4	37.0	112.9	89.2
INTEREST EXPENSE	(5.0)	(5.4)	(15.1)	(15.6)
GAIN ON BARGAIN PURCHASE	106.3	—	106.3	—
OTHER INCOME (EXPENSE)—NET	11.8	(7.0)	6.7	(11.2)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENTS	626.4	327.8	1,440.1	918.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	81.2	(0.3)	197.2	48.6
LOSS FROM EQUITY METHOD INVESTMENTS	(5.3)	(5.2)	(23.9)	(32.6)
NET INCOME	$539.9	$322.9	$1,219.0	$836.9
Net income per share (Note 9):
Basic	$0.71	$0.41	$1.60	$1.07
Diluted	$0.70	$0.41	$1.58	$1.05
Weighted-average shares outstanding:
Basic	765.0	781.2	763.7	783.1
Diluted	771.9	791.2	770.8	793.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$539.9	$322.9	$1,219.0	$836.9
Other comprehensive income (loss):
Change in foreign currency translation	9.1	(2.4)	(0.3)	(9.9)
Change in unrealized gains (losses) on investments	2.5	1.6	1.6	7.5
Less: tax provision related to items of other comprehensive income (loss)	0.6	0.4	0.4	1.7
Other comprehensive income (loss)	11.0	(1.2)	0.9	(4.1)
Comprehensive income	$550.9	$321.7	$1,219.9	$832.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	3.7	—	—	3.7
Repurchase and retirement of common stock	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	—	65.9	—	—	65.9
Net unrealized gain on investments - net of tax	—	—	—	1.9	—	1.9
Foreign currency translation adjustment	—	—	—	9.1	—	9.1
Net income	—	—	—	—	539.9	539.9
BALANCE—September 30, 2024	765.7	$0.8	$1,568.6	$(18.0)	$(643.3)	$908.1

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2023	785.6	$0.8	$1,375.9	$(23.1)	$(1,032.4)	$321.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.1	—	(25.1)	—	—	(25.1)
Repurchase and retirement of common stock	(10.4)	—	(15.3)	—	(589.9)	(605.2)
Excise tax on net stock repurchases	—	—	(2.8)	—	—	(2.8)
Stock-based compensation expense	—	—	64.3	—	—	64.3
Net unrealized gain on investments - net of tax	—	—	—	1.2	—	1.2
Foreign currency translation adjustment	—	—	—	(2.4)	—	(2.4)
Net income	—	—	—	—	322.9	322.9
BALANCE—September 30, 2023	776.3	$0.8	$1,397.0	$(24.3)	$(1,299.4)	$74.1
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.7	—	(39.9)	—	—	(39.9)
Repurchase and retirement of common stock	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	—	192.1	—	—	192.1
Net unrealized gain on investments - net of tax	—	—	—	1.2	—	1.2
Foreign currency translation adjustment	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	1,219.0	1,219.0
BALANCE—September 30, 2024	765.7	$0.8	$1,568.6	$(18.0)	$(643.3)	$908.1

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	5.2	—	(54.7)	—	—	(54.7)
Repurchase and retirement of common stock	(10.4)	—	(15.3)	—	(589.9)	(605.2)
Excise tax on net stock repurchases	—	—	(2.8)	—	—	(2.8)
Stock-based compensation expense	—	—	185.6	—	—	185.6
Net unrealized gain on investments - net of tax	—	—	—	5.8	—	5.8
Foreign currency translation adjustment	—	—	—	(9.9)	—	(9.9)
Net income	—	—	—	—	836.9	836.9
BALANCE—September 30, 2023	776.3	$0.8	$1,397.0	$(24.3)	$(1,299.4)	$74.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,219.0	$836.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	192.1	185.6
Amortization of deferred contract costs	218.3	195.9
Depreciation and amortization	87.6	83.2
Amortization of investment discounts	(37.3)	(16.1)
Loss from equity method investments	23.9	32.6
Gain on bargain purchase	(106.3)	—
Other	(3.3)	13.7
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	376.5	243.4
Inventory	104.9	(231.0)
Prepaid expenses and other current assets	(9.0)	(29.3)
Deferred contract costs	(212.2)	(247.5)
Deferred tax assets	(187.6)	(221.7)
Other assets	(8.8)	13.5
Accounts payable	(32.0)	10.4
Accrued liabilities	(72.3)	253.7
Accrued payroll and compensation	(7.9)	(8.0)
Other liabilities	0.5	(17.7)
Deferred revenue	234.4	646.2
Net cash provided by operating activities	1,780.5	1,743.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,485.3)	(1,327.6)
Sales of investments	—	4.0
Maturities of investments	1,382.7	931.5
Purchases of property and equipment	(281.3)	(177.2)
Purchase of investment in privately held company	—	(8.5)
Payments made in connection with business combinations, net of cash acquired	(247.0)	—
Purchases of marketable equity securities	(16.7)	—
Other	0.1	0.1
Net cash used in investing activities	(647.5)	(577.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(0.6)	(604.3)
Proceeds from issuance of common stock	39.7	36.0
Taxes paid related to net share settlement of equity awards	(79.6)	(90.8)
Other	(0.8)	(1.2)
Net cash used in financing activities	(41.3)	(660.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	(1.9)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,091.4	503.9
CASH AND CASH EQUIVALENTS—Beginning of period	1,397.9	1,682.9
CASH AND CASH EQUIVALENTS—End of period	$2,489.3	$2,186.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$423.0	$84.9
Operating lease liabilities arising from obtaining right-of-use assets	$29.4	$14.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$26.1	$24.5
Liability for purchase of property and equipment	$29.1	$24.7
Liability incurred for repurchase of common stock	$—	$0.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2024. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements for the year ended December 31, 2023.

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

There have been no material changes to our significant accounting policies as of and for the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Product	$473.9	$465.9	$1,334.7	$1,439.2
Service:
Security subscription	595.8	494.6	1,691.4	1,373.6
Technical support and other	438.4	374.1	1,269.6	1,076.9
Total service revenue	1,034.2	868.7	2,961.0	2,450.5
Total revenue	$1,508.1	$1,334.6	$4,295.7	$3,889.7

Deferred Revenue

During the three and nine months ended September 30, 2024, we recognized $660.3 million and $2.28 billion in revenue that was included in the deferred revenue balance as of December 31, 2023, respectively. During the three and nine months ended September 30, 2023, we recognized $514.3 million and $1.80 billion in revenue that was included in the deferred revenue balance as of December 31, 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.08 billion, which was substantially comprised of deferred security subscription and technical support services revenue that will be recognized in future periods. We expect to recognize approximately $3.12 billion as revenue over the next 12 months and the remainder thereafter.

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

The allowance for credit losses was $4.7 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively. Provisions, write-offs and recoveries were not material during the nine months ended September 30, 2024 and 2023.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended September 30, 2024 and 2023 were $73.6 million and $68.0 million, respectively. Amortization of deferred contract costs during the nine months ended September 30, 2024 and 2023 were $218.3 million and $195.9 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Investments

The following tables summarize our available-for-sale investments (in millions):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$536.7	$0.8	$—	$537.5
Commercial paper	434.8	0.5	—	435.3
Corporate debt securities	123.5	0.3	—	123.8
Certificates of deposit and term deposits	65.7	0.1	—	65.8
Total available-for-sale investments	$1,160.7	$1.7	$—	$1,162.4

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$461.5	$0.2	$(0.3)	$461.4
Commercial paper	401.7	0.2	(0.1)	401.8
Corporate debt securities	70.0	0.1	(0.1)	70.0
Certificates of deposit and term deposits	88.2	0.1	—	88.3
Total available-for-sale investments	$1,021.4	$0.6	$(0.5)	$1,021.5

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$40.2	$—	$—	$—	$40.2	$—
Commercial paper	60.8	—	—	—	60.8	—
Corporate debt securities	15.8	—	—	—	15.8	—
Total available-for-sale investments	$116.8	$—	$—	$—	$116.8	$—

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$47.1	$—	$11.7	$(0.3)	$58.8	$(0.3)
Commercial paper	200.8	(0.1)	—	—	200.8	(0.1)
Corporate debt securities	21.8	—	26.9	(0.1)	48.7	(0.1)
Total available-for-sale investments	$269.7	$(0.1)	$38.6	$(0.4)	$308.3	$(0.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	September 30, 2024	December 31, 2023
Due within one year	$1,162.4	$1,021.5
Due within one to three years	—	—
Total	$1,162.4	$1,021.5

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

Marketable Equity Securities

Our marketable equity securities were $49.0 million and $21.0 million as of September 30, 2024 and December 31, 2023. The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the condensed consolidated statements of income. We recognized a $11.1 million and $11.2 million gain during the three and nine months ended September 30, 2024, respectively. We recognized a $2.3 million and $5.7 million loss during the three and nine months ended September 30, 2023, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2024				December 31, 2023
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$545.0	$530.2	$14.8	$—	$501.4	$433.3	$68.1	$—
Commercial paper	473.0	—	473.0	—	472.2	—	472.2	—
Corporate debt securities	123.8	—	123.8	—	73.0	—	73.0	—
Certificates of deposit and term deposits	67.6	—	67.6	—	104.8	—	104.8	—
Money market funds	256.0	256.0	—	—	277.1	277.1	—	—
Marketable equity securities	49.0	49.0	—	—	21.0	21.0	—	—
Total	$1,514.4	$835.2	$679.2	$—	$1,449.5	$731.4	$718.1	$—

Reported as:
Cash equivalents	$303.0				$407.0
Marketable equity securities	49.0				21.0
Short-term investments	1,162.4				1,021.5
Total	$1,514.4				$1,449.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2024 and year ended December 31, 2023.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$99.2	$92.1
Work in process	5.4	7.7
Finished goods	249.7	385.0
Inventory	$354.3	$484.8

The excess and obsolete inventory reserve was $132.8 million and $89.2 million as of September 30, 2024 and December 31, 2023, respectively. Inventory write-downs related to excess and obsolete inventory were $8.8 million and $37.6 million for the three and nine months ended September 30, 2024, respectively, and were $10.0 million and $22.3 million for the three and nine months ended September 30, 2023, respectively. These were recorded in cost of product revenue on the condensed consolidated statements of income.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	September 30, 2024	December 31, 2023
Land	$462.6	$351.7
Buildings and improvements	738.4	595.5
Computer equipment and software	278.7	261.1
Leasehold improvements	65.5	61.4
Evaluation units	32.7	30.8
Furniture and fixtures	36.5	33.6
Construction-in-progress	72.5	63.3
Total property and equipment	1,686.9	1,397.4
Less: accumulated depreciation	(413.5)	(353.0)
Property and equipment—net	$1,273.4	$1,044.4

During the first three quarters in 2024, we purchased certain real estate properties in California, United States and Alberta, Canada, for an aggregate purchase price of $229.3 million, to be used predominantly for research and development, warehousing, datacenter operations and sales and support functions. The purchases were accounted for under the asset acquisition method. The cost of the assets allocated to land, buildings and improvements, and furniture and fixtures were $111.0 million, $117.4 million, and $0.9 million , respectively, based on their relative fair values.

Depreciation expense was $24.5 million and $23.9 million during the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $76.0 million and $69.6 million during the nine months ended September 30, 2024 and 2023, respectively.

6.     INVESTMENT IN PRIVATELY HELD COMPANY

Linksys Holdings, Inc.

During 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of privately held Linksys Holdings, Inc. (“Linksys”), for a 50.8% ownership interest in outstanding equity of Linksys. As of September 30, 2024 and December 31, 2023, our ownership interest remained the same. Linksys provides router connectivity solutions to the consumer and small business markets.

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

Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an other-than-temporary impairment (“OTTI”) during the third quarter of 2024. We considered various factors in determining whether an OTTI has occurred, including Linksys’ financial results, operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, the discounted cash flows analysis, Linksys’ ability to achieve milestones and any notable operational and strategic changes. After the evaluation, we determined that an additional OTTI had not occurred as of September 30, 2024. However, we may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in Linksys is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time, including the results and disclosures of Linksys.

Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $5.2 million for the three months ended September 30, 2024. Our loss from our Linksys investment totaled $23.4 million for the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nine months ended September 30, 2024, which comprised of our proportionate share of Linksys’ financial results and the amortization of the basis differences of $15.4 million, as well as an OTTI charge of $8.0 million recognized in the second quarter of 2024. Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $5.2 million and $32.6 million for the three and nine months ended September 30, 2023, respectively.

These losses and the OTTI charge were recorded in loss from equity method investments on the condensed consolidated statements of income. The carrying amount of our Linksys investment was $18.8 million and $42.2 million as of September 30, 2024 and December 31, 2023, respectively, and the investment was included in other assets on our condensed consolidated balance sheets.

7.     BUSINESS COMBINATIONS

Lacework Inc.

On August 1, 2024, we closed an acquisition of Lacework Inc. (“Lacework”), a privately held data-driven cloud security company, for $152.3 million in cash. We acquired Lacework with a goal of offering its Cloud-Native Application Protection Platform (“CNAPP”) solution separately as well as integrated with our existing portfolio, forming a comprehensive, AI-driven cloud security platform available from a single vendor, which will help customers identify, prioritize, and remediate risks and threats in complex cloud-native infrastructure from code to cloud.

Under the acquisition method of accounting in accordance with ASC 805, the total preliminary purchase price was allocated to Lacework’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The following table provides the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Estimated Fair Value
ASSETS
Cash	$6.2
Accounts receivable—net	14.8
Prepaid expenses and other current assets	9.6
Deferred tax assets	244.4
Other intangible assets	61.3
TOTAL ASSETS	$336.3

LIABILITIES
Accounts payable	$2.5
Deferred revenue	37.5
Accrued payroll and compensation	12.0
Accrued and other current liabilities	25.5
Other liabilities	0.2
TOTAL LIABILITIES	$77.7
Gain on bargain purchase	$106.3
Net purchase consideration	$152.3

The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase within other income, net on the condensed consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets acquired and their estimated useful lives (in years) as of August 1, 2024, were as follows (in millions, except years):

	Fair Value	Estimated Useful Life (in years)
Developed technology (1)	$39.5	5.0
Customer relationships	7.5	5.0
Trade name	4.3	5.0
Backlog	10.0	3.0
Total identified intangible assets:	$61.3

(1) Developed technology is Lacework’s CNAPP solution. We valued the developed technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology. The economic useful life was determined based on the technology cycle as well as the cash flows over the forecast period.

Our estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the acquisition date. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary area of the purchase price that is not yet finalized is related to income taxes.

The operating results of the acquired company were included in our condensed consolidated financial statements from the date of acquisition, which was August 1, 2024. For the period from August 2, 2024 through September 30, 2024, Lacework contributed revenue of $12.9 million and a net loss of $21.6 million. Acquisition-related costs for this acquisition were not material and were recorded as general and administrative expense.

Next DLP Holdings Limited

On August 5, 2024, we completed the acquisition of Next DLP Holdings Limited (“Next DLP”), a privately held insider risk and data loss prevention (“DLP”) company, for approximately $105.0 million in cash. We acquired Next DLP to improve our position in the standalone enterprise DLP market and strengthen our leadership in integrated DLP markets within endpoint and SASE.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total preliminary purchase price was allocated to Next DLP’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total preliminary purchase price, $82.6 million was allocated to goodwill, $13.5 million was allocated to developed technology intangible asset, $10.5 million was allocated to customer relationships intangible asset, offset by $1.6 million of net liabilities assumed, which predominantly included deferred revenue and deferred tax liabilities. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and the anticipated operational synergies, and goodwill is not expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Fortinet, Inc., Lacework and Next DLP, as if Lacework and Next DLP had been acquired as of the beginning of business on January 1, 2023. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business that would have been achieved if the acquisitions had taken place at the beginning of business on January 1, 2023, or of the results of our future operations of the combined business. The

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following unaudited pro forma financial information for all periods presented includes purchase accounting adjustments for amortization of acquired intangible assets, the gain on bargain purchase, and various related tax impacts (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pro forma revenue	$1,517.8	$1,358.9	$4,357.4	$3,964.2
Pro forma net income	$349.6	$267.0	$928.7	$758.3

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2023	$126.5
Additions due to business combinations	86.5
Foreign currency translation adjustments	(0.2)
Balance—September 30, 2024	$212.8

There were no impairments to goodwill during the nine months ended September 30, 2024 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$134.4	$68.5	$65.9
Customer relationships	5.8	49.0	20.7	28.3
Trade name	7.7	9.2	1.6	7.6
Backlog	2.4	13.9	4.1	9.8
Total other intangible assets—net		$206.5	$94.9	$111.6

	December 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$79.4	$60.6	$18.8
Customer relationships	7.1	30.4	17.7	12.7
Trade name	10.0	5.0	1.2	3.8
Backlog	1.0	3.9	3.9	—
Total other intangible assets—net		$118.7	$83.4	$35.3

Amortization expense was $5.3 million and $4.4 million during the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $11.6 million and $13.6 million during the nine months ended September 30, 2024 and 2023, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2024 (the remainder of 2024)	$9.6
2025	34.2
2026	23.6
2027	19.0
2028	13.3
Thereafter	11.9
Total	$111.6

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income	$539.9	$322.9	$1,219.0	$836.9

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	765.0	781.2	763.7	783.1
Diluted shares:
Weighted-average common stock outstanding-basic	765.0	781.2	763.7	783.1
Effect of potentially dilutive securities:
RSUs	2.0	3.5	2.1	3.8
Stock options	4.4	6.2	4.7	6.4
PSUs	0.5	0.3	0.3	0.2
Weighted-average shares used to compute diluted net income per share	771.9	791.2	770.8	793.5
Net income per share
Basic	$0.71	$0.41	$1.60	$1.07
Diluted	$0.70	$0.41	$1.58	$1.05

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
RSUs	0.4	—	0.2	0.6
Stock options	3.1	3.0	3.3	2.8
PSUs	—	—	0.1	—
Total	3.5	3.0	3.5	3.4

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of September 30, 2024 and December 31, 2023, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2024	December 31, 2023
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				6.2	7.7
Total long-term debt				$993.8	$992.3

As of September 30, 2024 and December 31, 2023, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended September 30, 2024 and 2023, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. During the nine months ended September 30, 2024 and 2023, we recorded $13.5 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the nine months ended September 30, 2024 and 2023, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $912.8 million, including accrued and unpaid interest, as of September 30, 2024. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2024 (in millions):

	Total	2024	Thereafter
Inventory purchase commitments	$550.0	$393.7	$156.3

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

As of September 30, 2024, we had $550.0 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of September 30, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $76.3 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The cost of product revenue related to such liabilities was a $27.4 million benefit and a $36.9 million cost during the three months ended September 30, 2024 and 2023, respectively. The cost of product revenue related to such accrued liability for inventory purchase commitments was $11.2 million and $59.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of September 30, 2024, we had $116.5 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of September 30, 2024, we had $83.1 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of September 30, 2024, and December 31, 2023.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. The time for Alorica to appeal the verdict has not yet expired. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, if Alorica appeals, any legal proceedings would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of September 30, 2024 or December 31, 2023 related to this litigation.

Indemnification and Other Matters—We enter into indemnification provisions in the ordinary course of business with other companies such as partners, customers, and vendors, where we agree to indemnify, hold harmless, and reimburse the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Periodically we, like other security companies and companies in other industries, have experienced, and may experience in the future, cybersecurity threats, malicious activity directed against our information technology infrastructure and unauthorized attempts to gain access to our and our customers’ sensitive information and systems. For example, in the third quarter of 2024, we discovered that an individual gained unauthorized access to a limited number of files stored on Fortinet’s instance of a third-party cloud-based shared file drive, which included limited data related to a small number of Fortinet customers. We have completed our investigation of this incident and we do not currently believe that it had a material impact on our business or that of any of our customers. We are currently not aware of any significant claims arising from this matter.

12.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of September 30, 2024, there were a total of 50.8 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2023	9.1	$53.61
Granted	4.0	67.49
Forfeited	(0.7)	58.64
Vested	(3.6)	49.14
Balance—September 30, 2024	8.8	$61.38

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2024, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $483.5 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shares withheld for taxes	0.3	0.4	1.2	1.5
Amount withheld for taxes	$16.5	$31.0	$79.6	$90.7

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expected term in years	4.5	4.4	4.5	4.4
Volatility	41.7%	42.8%	42.8%	42.0%
Risk-free interest rate	3.7%	4.5%	4.3%	4.2%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11.2	$31.14	3.3	$315.8
Granted	0.7	65.94
Forfeited	(0.2)	54.28
Exercised	(2.2)	17.71
Balance—September 30, 2024	9.5	$36.56
Options vested and expected to vest—September 30, 2024	9.5	$36.56	3.2	$391.3
Options exercisable—September 30, 2024	7.3	$29.39	2.5	$350.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2024, total compensation expense related to unvested stock options granted to employees but not yet recognized was $49.9 million, with a weighted-average remaining vesting period of 2.4 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-average fair value per share granted	$29.86	$23.67	$27.05	$24.37
Intrinsic value of options exercised	$42.6	$13.9	$112.5	$110.9
Fair value of options vested	$6.4	$6.1	$25.0	$23.5

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

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expected term in years	2.7	2.7	2.7	2.7
Volatility	45.4%	47.5%	45.4%	47.5%
Risk-free interest rate	4.5%	4.6%	4.5%	4.6%
Dividend rate	—%	—%	—%	—%

We granted approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $97.40 per share to certain of our executives during the three and nine months ended September 30, 2024. We granted approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $90.96 per share to certain of our executives during the three and nine months ended September 30, 2023. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. Approximately 0.1 million shares of PSU awards vested during the first quarter of 2024. No shares of PSU awards vested during the second and third quarter of 2024 or the nine months ended September 30, 2023. Approximately 0.1 million shares of PSU awards were forfeited during the three and nine months ended September 30, 2024. None of these PSU awards were forfeited during the nine months ended September 30, 2023.

As of September 30, 2024, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $27.0 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.3 years.

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of product revenue	$0.5	$0.4	$1.4	$1.3
Cost of service revenue	6.3	6.1	19.0	17.2
Research and development	21.9	20.0	63.0	57.0
Sales and marketing	27.0	28.5	79.6	84.1
General and administrative	10.7	9.9	30.7	28.0
Total stock-based compensation expense	$66.4	$64.9	$193.7	$187.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
RSUs	$54.8	$54.2	$160.8	$158.4
Stock options	6.9	7.5	21.3	21.5
PSUs	4.7	3.2	11.6	7.7
Total stock-based compensation expense	$66.4	$64.9	$193.7	$187.6

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income tax benefit associated with stock-based compensation	$14.7	$14.3	$42.9	$41.4

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

During the three and nine months ended September 30, 2024, we repurchased less than 0.1 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $54.99 per share, for an aggregate purchase price of $0.6 million. As of September 30, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program. Refer to Note 16, Subsequent Events, for information regarding the October 2024 approval of a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and the extension of the Repurchase Program to February 28, 2026.

13.    INCOME TAXES

Our effective tax rate was 13% for the three months ended September 30, 2024, compared to an effective tax rate of 0% for the same period last year. Our effective tax rate was 14% for the nine months ended September 30, 2024, compared to an effective tax rate of 5% for the same period last year. The tax rates for the three months ended September 30, 2024 and 2023 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $123.6 million and $50.2 million, respectively. The tax rate for the three months ended September 30, 2024 was impacted by a tax benefit of $33.1 million from the foreign-derived intangible income (“FDII”) deduction, and excess tax benefits from stock-based compensation expense of $9.3 million. The tax rate for the three months ended September 30, 2023 was impacted by a tax benefit of $41.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $8.6 million.

The tax rates for the nine months ended September 30, 2024 and 2023 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $315.0 million and $220.9 million, respectively. The tax rate for the nine months ended September 30, 2024 was impacted by a tax benefit of $84.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $33.8 million. The tax rate for the nine months ended September 30, 2023 was impacted by a tax benefit of $105.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $48.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

As of September 30, 2024 and December 31, 2023, unrecognized tax benefits were $72.3 million and $65.8 million, respectively. If recognized, $61.0 million of the unrecognized tax benefits as of September 30, 2024 would favorably affect our

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2024 and December 31, 2023, accrued interest and penalties were $8.4 million and $6.4 million, respectively. It is reasonably possible that our gross unrecognized tax benefits will decrease by up to $1.4 million in the next 12 months, due to the lapse of statutes of limitation in various jurisdictions. This decrease, if recognized, would favorably impact our effective tax rate, and would be recognized as an additional tax benefit.

As of September 30, 2024, our deferred tax assets were $1.30 billion, an increase of $301.9 million over the prior quarter. The increase was primarily due to the acquisition of Lacework, the opening balance sheet of which included deferred tax assets of $244.4 million primarily related to pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the nine months ended September 30, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2024 and 2023 were $4.6 million and $3.8 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2024 and 2023 were $15.2 million and $13.9 million, respectively.

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

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Americas:
United States	$455.1	$400.8	$1,297.9	$1,189.6
Other Americas	168.9	144.8	478.4	416.5
Total Americas	624.0	545.6	1,776.3	1,606.1
Europe, Middle East and Africa (“EMEA”)	599.3	512.2	1,703.9	1,497.3
Asia Pacific (“APAC”)	284.8	276.8	815.5	786.3
Total revenue	$1,508.1	$1,334.6	$4,295.7	$3,889.7

Property and Equipment—net	September 30, 2024	December 31, 2023
Americas:
United States	$921.6	$701.6
Canada	213.7	212.8
Latin America	4.0	2.3
Total Americas	1,139.3	916.7
EMEA	70.9	65.5
APAC	63.2	62.2
Total property and equipment—net	$1,273.4	$1,044.4

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Distributor A	27%	28%	29%	28%
Distributor B	15%	15%	15%	15%
Distributor C	12%	13%	13%	14%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2024	December 31, 2023
Distributor A	27%	33%
Distributor B	13%	14%
Distributor C	10%	10%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     SUBSEQUENT EVENTS

Real Property Purchase

In November 2024, we purchased real property in Atlanta, Georgia, for $15.8 million in cash.

Share Repurchase Program

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of November 8, 2024, approximately $2.03 billion remained available for future share repurchases.

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

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including the transition in administrations, public health issues, wars, natural disasters and economic growth;

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

Business Overview

Fortinet is a leader in cybersecurity and the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations. As of September 30, 2024, our end-customers were located in over 100 countries and included enterprises such as in the financial services, retail, healthcare and operational technology market verticals, communication and security service providers, and government organizations. We currently have approximately 77% of the Fortune 100 companies and approximately 71% of the Global 2000 companies as customers. As a global company headquartered in Sunnyvale, California our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of September 30, 2024, we held 1,027 U.S. patents and 1,371 global patents and we are recognized in over 130 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports over 30 functions that can be delivered via a physical, virtual, cloud or software as a service (“SaaS”) solution. When delivered via our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Fortinet’s network firewall offerings consist of a FortiGate data center, hyperscale and distributed firewalls, as well as encrypted applications (SSL inspection, virtual private network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Fortinet’s Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and work from anywhere is now the norm, cloud delivery enables secure access to applications on any cloud. The Fortinet Unified SASE solution includes an industry-leading single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, DLP, and zero trust network access. Fortinet is one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a unique, cloud-centric architecture powered by FortiOS. Given this, Fortinet is well positioned to support customers transitioning from SD-WAN to a single-vendor SASE platform. Additionally, Fortinet offers a full suite of cloud security products that enable customers to secure their applications from code to cloud, including web application firewalls, virtualized firewalls and cloud-native firewalls, among other products.

•AI-Driven Security Operations (SecOps)—Fortinet’s AI-Driven Security Operations portfolio offers a broad range of cybersecurity solutions that identify, protect, detect, respond, and recover from cyberthreats, all tightly integrated within the Fortinet Security Fabric. Fortinet’s SecOps solution includes FortiAnalyzer, FortiSIEM security information and event management, FortiSOAR security orchestration, automation and response, for SOC Analytics and Automation, FortiEDR endpoint detection and response, FortiXDR extended detection and response, FortiMDR managed detection and response service, FortiNDR network detection and response, FortiSandbox sandboxing, and FortiDeceptor deception technology for behavioral detection and response, FortiRecon as digital risk protection. FortiGuard services include SOCaaS, and Incident Response to effectively address staff shortages by providing expert oversight and rapid response. To further enhance operational efficiency, the FortiAI generative AI assistance ensures that organizations are well equipped to navigate the evolving threat landscape.

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

FortiCare Technical Support Service is a per-device technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced SLAs and premium hardware replacement through in-country depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Premium, FortiCare Elite and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over 1 million certifications to date.

Financial Highlights

•Total revenue was $1.51 billion and $4.30 billion during the three and nine months ended September 30, 2024, an increase of 13% and 10%, respectively, compared to $1.33 billion and $3.89 billion in the same periods last year. Our revenue growth was driven by the growth in service revenue. Product revenue was $473.9 million and $1.33 billion during the three and nine months ended September 30, 2024, an increase of 2% and a decrease of 7%, respectively, compared to $465.9 million and $1.44 billion in the same periods last year. Service revenue was $1.03 billion and $2.96 billion during the three and nine months ended September 30, 2024, an increase of 19% and 21%, respectively, compared to $868.7 million and $2.45 billion in the same periods last year.

•Total gross profit was $1.24 billion and $3.45 billion during the three and nine months ended September 30, 2024, an increase of 22% and 16%, respectively, compared to $1.02 billion and $2.97 billion in the same periods last year.

•Total gross margin was 82.5% and 80.4% during the three and nine months ended September 30, 2024, an increase of 6.3 and 4.1 percentage points, respectively, compared to 76.2% and 76.3% in the same periods last year.

•Operating income was $470.9 million and $1.23 billion during the three and nine months ended September 30, 2024, an increase of 55% and 44%, respectively, compared to $303.2 million and $855.7 million in the same periods last year.

•Operating margin was 31.2% and 28.6% during the three and nine months ended September 30, 2024, an increase of 8.5 and 6.6 percentage points, respectively, compared to 22.7% and 22.0% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $3.70 billion as of September 30, 2024.

•Deferred revenue was $6.01 billion, including short-term deferred revenue of $3.08 billion, as of September 30, 2024.

•Cash flows from operating activities were $1.78 billion during the nine months ended September 30, 2024, an increase of $36.7 million, or 2%, compared to the same period last year.

•On August 1, 2024, we closed an acquisition of Lacework, a privately held data-driven cloud security company, with a goal of offering its CNAPP solution separately as well as integrated with our existing portfolio, forming a comprehensive, AI-driven cloud security platform available from a single vendor, which will help customers identify, prioritize, and remediate risks and threats in complex cloud-native infrastructure from code to cloud. On August 5, 2024, we completed the acquisition of Next DLP, a privately held insider risk and DLP company. From August 2024 to September 2024, revenue from these two acquired companies was $13.8 million, or 0.9% and 0.3% of total revenue during the three and nine months ended September 30, 2024, respectively.

On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended September 30, 2024, the Americas region, the Europe, Middle East and Africa (“EMEA”) region, and the Asia Pacific (“APAC”) region contributed 41%, 40% and 19% of our total revenue, respectively and increased 14%, 17%, and 3% compared to the same period last year, respectively. During the nine months ended September 30, 2024, the Americas, EMEA, and APAC regions contributed 41%, 40% and 19% of our total revenue, respectively, and increased by 11%, 14% and 4% compared to the same period last year, respectively.

Product revenue increased 2% during the three months ended September 30, 2024 compared to the same period last year. Product revenue decreased 7% during the nine months ended September 30, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software license revenue. The decrease in hardware revenue was impacted by the change in backlog from hardware shipped in the prior periods and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings.

Service revenue growth during the three and nine months ended September 30, 2024 was 19% and 21%, respectively, as compared to the same periods last year, was primarily driven by the strength of our security subscription revenue, which grew 20% and 23%, respectively. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2024, with growth opportunities that include unified SASE and SecOps offerings. While service revenue is expected to grow, we anticipate that the growth rates will ease for the remainder of 2024 due to slowing deferred revenue over the past several quarters.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2024, six countries represented approximately 50% of our billings and the remaining 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin increased 6.3 and 4.1 percentage points, respectively, during the three and nine months ended September 30, 2024 compared to the same periods last year, primarily driven by increased product and service gross margin and a shift in the revenue mix to higher margin service revenue. We expect our gross margin to increase for full year 2024 compared to full year 2023.

Operating expenses as a percentage of revenue decreased 2.2 and 2.5 percentage points, respectively, during the three and nine months ended September 30, 2024 compared to the same periods last year, mainly because our revenue growth outpaced our headcount growth. Headcount increased to 13,986 employees and contractors as of September 30, 2024, a 3% increase compared to 13,568 as of December 31, 2023. We expect our operating expenses as a percentage of revenue to decrease for full year 2024 compared to full year 2023.

Operating margin has improved 8.5 and 6.6 percentage points, respectively, during the three and nine months ended September 30, 2024, as a result of improvement in gross margin and decrease in operating expenses as a percentage of revenue. We expect our operating margin to increase for full year 2024 compared to full year 2023.

Impact of Macroeconomic and Geopolitical Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as GDP growth, the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, changing interest rates, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves.

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

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to enterprise customers, service providers and systems integrators. In addition, we sell our software licenses and services via different cloud service provider platforms, both directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of secure networking, unified SASE and security operations technology products, depending on the end-customer’s size and security requirements.

Our customers purchase our hardware products, software licenses and cloud-delivered solutions, including our FortiGuard security subscription, FortiCare technical support services, unified SASE and SecOps services. We generally invoice at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or certain transactions.

We offer our products hosted in our own data centers, PoPs, and through co-locations and major cloud service providers, including Microsoft Azure, Amazon Web Services and Google Cloud.

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

	Three Months Ended Or As Of
	September 30, 2024	September 30, 2023
	(in millions)
Revenue	$1,508.1	$1,334.6
Deferred revenue	$6,011.7	$5,285.3
Billings (non-GAAP)	$1,582.2	$1,491.3
Net cash provided by operating activities	$608.1	$551.2
Free cash flow (non-GAAP)	$571.8	$481.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $6.01 billion as of September 30, 2024, an increase of $276.7 million, or 5%, from December 31, 2023. Short term deferred revenue was $3.08 billion as of September 30, 2024, an increase of $232.5 million, or 8%, from December 31, 2023.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.58 billion for the three months ended September 30, 2024, an increase of 6% compared to $1.49 billion in the same period last year.

Our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter, and as the supply chain challenges normalized, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in millions)
Billings:
Revenue	$1,508.1	$1,334.6
Add: Change in deferred revenue	115.5	156.7
Less: Deferred revenue balance acquired in business combinations	(41.4)	—
Total billings (non-GAAP)	$1,582.2	$1,491.3

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the condensed consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$608.1	$551.2
Less: Purchases of property and equipment	(36.3)	(70.1)
Free cash flow (non-GAAP)	$571.8	$481.1
Net cash used in investing activities	$(327.1)	$(111.2)
Net cash provided by (used in) financing activities	$3.0	$(628.9)

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 26, 2024 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended
	September 30, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$473.9	31%	$465.9	35%	$8.0	2%
Service	1,034.2	69	868.7	65	165.5	19
Total revenue	$1,508.1	100%	$1,334.6	100%	$173.5	13%
Revenue by geography:
Americas	$624.0	41%	$545.6	41%	$78.4	14%
EMEA	599.3	40	512.2	38	87.1	17
APAC	284.8	19	276.8	21	8.0	3
Total revenue	$1,508.1	100%	$1,334.6	100%	$173.5	13%

Total revenue increased $173.5 million, or 13%, during the three months ended September 30, 2024 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $8.0 million, or 2%, during the three months ended September 30, 2024 compared to the same period last year due to the increase in software license revenue.

Service revenue increased $165.5 million, or 19%, during the three months ended September 30, 2024 compared to the same period last year. Security subscription revenue increased $101.2 million, or 20%, and technical support and other services revenue increased $64.3 million, or 17%, during the three months ended September 30, 2024 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the three months ended September 30, 2024, 88% was included in the deferred revenue balance as of June 30, 2024. Of the service revenue recognized during the three months ended September 30, 2023, 88% was included in the deferred revenue balance as of June 30, 2023.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$136.1	$198.3	$(62.2)	(31)%
Service	127.3	119.4	7.9	7
Total cost of revenue	$263.4	$317.7	$(54.3)	(17)%
Gross margin (%):
Product	71.3%	57.4%
Service	87.7	86.3
Total gross margin	82.5%	76.2%

Total gross margin increased 6.3 percentage points during the three months ended September 30, 2024 compared to the same period last year, primarily driven by increased product and service gross margin and a shift in the revenue mix to higher margin service revenue, partially offset by the impact of the acquisitions in the current quarter. Revenue mix shifted by 3.5 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin increased 13.9 percentage points during the three months ended September 30, 2024 compared to the same period last year, primarily due to a reduction in our liability related to renegotiation of supplier contractual commitments which resulted in a reduction to cost of sales during the period, lower expedite fees, a shift in revenue mix from hardware to software and lower freight costs, partially offset by increased direct cost. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves related to excess inventory and contractual delivery commitments.

Service gross margin increased 1.4 percentage points during the three months ended September 30, 2024 compared to the same period last year, because service revenue growth outpaced labor cost increase and benefited from a revenue mix shift towards higher margin security subscription services, partially offset by the impact of the acquisitions in the current quarter. Cost of service revenue was comprised primarily of personnel-related costs, third-party repair and contract fulfillment, data center costs, colocation and cloud provider fees, supplies and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$187.3	12%	$156.9	12%	$30.4	19%
Sales and marketing	515.9	34	504.4	38	11.5	2
General and administrative	71.7	5	53.5	4	18.2	34
Gain on intellectual property matter	(1.1)	—	(1.1)	—	—	—
Total operating expenses	$773.8	51%	$713.7	53%	$60.1	8%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $30.4 million, or 19%, during the three months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $26.6 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the acquisitions in the current quarter. We currently intend to continue investing in our research and development organization, and expect research and development expense to increase in absolute dollars year over year during the remainder of 2024.

Sales and marketing

Sales and marketing expense increased $11.5 million, or 2%, during the three months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $19.9 million in personnel-related costs and $2.6 million in cloud hosting services costs related to sales demonstrations. The increases were partially offset by a decrease of $10.4 million in marketing program and related expenses. We currently intend to continue making investments in sales and marketing resources critical to support our future growth and expect our sales and marketing expense to increase in absolute dollars year over year during the remainder of 2024.

General and administrative

General and administrative expense increased $18.2 million, or 34%, during the three months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $12.0 million in legal related fees and other professional services fees and $3.8 million in personnel-related costs. We currently expect general and administrative expense to increase in absolute dollars year over year during the remainder of 2024.

Operating income and margin

We generated operating income of $470.9 million during the three months ended September 30, 2024, an increase of $167.7 million, or 55%, compared to $303.2 million in the same period last year. Operating margin was 31.2% during the three months ended September 30, 2024, compared to 22.7% in the same period last year. The increase in operating margin was primarily due to 6.3 percentage points increase in gross margin and 3.6 percentage points decrease in sales and marketing expense as a percentage of revenue, partially offset by 0.7 percentage points and 0.7 percentage points increases in general and administrative expense and research and development expense as a percentage of revenue, respectively. Excluding the acquisitions in the current quarter, operating margin was 33.6% during the three months ended September 30, 2024.

Interest income, interest expense, gain on bargain purchase and other income (expense)—net

	Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
	(in millions, except percentages)
Interest income	$42.4	$37.0	$5.4	15%
Interest expense	$(5.0)	$(5.4)	$0.4	(7)%
Gain on bargain purchase	$106.3	$—	$106.3	100%
Other income (expense)—net	$11.8	$(7.0)	$18.8	(269)%

Interest income increased $5.4 million during the three months ended September 30, 2024 compared to the same period last year, primarily as a result of higher investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the three months ended September 30, 2024 compared to the same period last year. Gain on bargain purchase was $106.3 million during the three months ended September 30, 2024 and is related to our acquisition of Lacework. The $18.8 million change in other income (expense)—net during the three months ended September 30, 2024 compared to the same period last year, was primarily due to an increase of $13.4 million gain on marketable equity securities and a $5.7 million decrease in foreign currency exchange losses.

Provision for (benefit from) income taxes

	Three Months Ended		Change	% Change
	September 30, 2024	September 30, 2023
	(in millions, except percentages)
Provision for (benefit from) income taxes	$81.2	$(0.3)	$81.5	(27,167)%
Effective tax rate (%)	13%	—%

Our effective tax rate was 13% for the three months ended September 30, 2024 compared to an effective tax rate of 0% for the same period last year. The provision for income taxes for the three months ended September 30, 2024 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $123.6 million, which were favorably affected by a tax benefit of $33.1 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $9.3 million.

The provision for income taxes for the three months ended September 30, 2023 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $50.2 million, which were favorably affected by a tax benefit of $41.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $8.6 million.

Loss from Equity Method Investments

	Three Months Ended		Change	% Change
	September 30, 2024	September 30, 2023

	(in millions, except percentages)
Loss from equity method investments	$(5.3)	$(5.2)	$(0.1)	2%

Loss from equity method investments remained comparatively flat during the three months ended September 30, 2024 compared to the same period last year.

Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$1,334.7	31%	$1,439.2	37%	$(104.5)	(7)%
Service	2,961.0	69	2,450.5	63	510.5	21
Total revenue	$4,295.7	100%	$3,889.7	100%	$406.0	10%
Revenue by geography:
Americas	$1,776.3	41%	$1,606.1	41%	$170.2	11%
EMEA	1,703.9	40	1,497.3	39	206.6	14
APAC	815.5	19	786.3	20	29.2	4
Total revenue	$4,295.7	100%	$3,889.7	100%	$406.0	10%

Total revenue increased $406.0 million, or 10%, during the nine months ended September 30, 2024 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry segments. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue decreased $104.5 million, or 7%, during the nine months ended September 30, 2024 compared to the same period last year, due to the decrease in hardware revenue, partially offset by the increase in software license revenue. The decrease in hardware revenue was impacted by the change in backlog from hardware shipped in the prior periods and macroeconomic conditions. When we fulfill, ship and bill during a quarter to satisfy backlog, this increases our aggregate billings and revenue during any particular quarter. As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings.

Service revenue increased $510.5 million, or 21%, during the nine months ended September 30, 2024 compared to the same period last year. Security subscription revenue increased $317.8 million, or 23%, and technical support and other services revenue increased $192.7 million, or 18%, during the nine months ended September 30, 2024 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the nine months ended September 30, 2024, 77% was included in the deferred revenue balance as of December 31, 2023. Of the service revenue recognized during the nine months ended September 30, 2023, 73% was included in the deferred revenue balance as of December 31, 2022. We expect service revenue growth rates to ease for the remainder of 2024 due to slowing deferred revenue over the past several quarters, partially offset by increases in SaaS revenue.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$474.0	$566.4	$(92.4)	(16)%
Service	369.1	354.9	14.2	4%
Total cost of revenue	$843.1	$921.3	$(78.2)	(8)%
Gross margin (%):
Product	64.5%	60.6%
Service	87.5	85.5
Total gross margin	80.4%	76.3%

Total gross margin increased 4.1 percentage points during the nine months ended September 30, 2024 compared to the same period last year, primarily driven by a shift in the revenue mix to higher margin service revenue and increased product and service gross margin. Revenue mix shifted by 5.9 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin increased 3.9 percentage points during the nine months ended September 30, 2024 compared to the same period last year, primarily due to decrease in inventory related reserves expense, lower expedite fees, a shift in revenue mix from hardware to software and lower freight costs, partially offset by reduced prices on certain products. During the first quarter of 2024, we lowered list prices on select products. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves related to excess inventory and contractual delivery commitments.

Service gross margin increased 2.0 percentage points during the nine months ended September 30, 2024 compared to the same period last year, because service revenue growth outpaced labor cost increase and benefited from pricing actions in earlier periods and a revenue mix shift towards higher margin security subscription services. Cost of service revenue was comprised primarily of personnel-related costs, third-party repair and contract fulfillment, data center costs, colocation and cloud provider fees, supplies and facility-related costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$525.7	12%	$461.3	12%	$64.4	14%
Sales and marketing	1,518.3	35	1,498.6	39	19.7	1
General and administrative	182.7	4	156.2	4	26.5	17
Gain on intellectual property matter	(3.4)	—	(3.4)	—	—	—
Total operating expenses	$2,223.3	52%	$2,112.7	54%	$110.6	5%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $64.4 million, or 14%, during the nine months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $51.2 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, depreciation expense and other occupancy-related expense increased $6.5 million.

Sales and marketing

Sales and marketing expense increased $19.7 million, or 1%, during the nine months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $30.2 million in personnel-related costs. In addition, travel expense increased $4.4 million and depreciation expense and other occupancy-related expense increased $2.4 million. The increases were partially offset by a decrease of $21.3 million in marketing program and related expenses.

General and administrative

General and administrative expense increased $26.5 million, or 17%, during the nine months ended September 30, 2024 compared to the same period last year, primarily due to an increase of $22.1 million in legal related fees and other professional services fees.

Operating income and margin

We generated operating income of $1.23 billion during the nine months ended September 30, 2024, an increase of $373.6 million, or 44%, compared to $855.7 million in the same period last year. Operating margin was 28.6% during the nine months ended September 30, 2024, compared to 22.0% in the same period last year. The increase in operating margin was primarily due to 4.1 percentage points increase in gross margin and 3.2 percentage points decrease in sales and marketing expense as a percentage of revenue, partially offset by 0.4 percentage points and 0.3 percentage points increases in research and development expense and general and administrative expense as a percentage of revenue, respectively.

Interest income, interest expense, gain on bargain purchase and other income (expense)—net

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
	(in millions, except percentages)
Interest income	$112.9	$89.2	$23.7	27%
Interest expense	$(15.1)	$(15.6)	$0.5	(3)%
Gain on bargain purchase	$106.3	$—	$106.3	100%
Other income (expense)—net	$6.7	$(11.2)	$17.9	(160)%

Interest income increased $23.7 million during the nine months ended September 30, 2024 compared to the same period last year, primarily as a result of higher interest rates and investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense remained comparatively flat during the nine months ended September 30, 2024 compared to the same period last year. Gain on bargain purchase was $106.3 million during the nine months ended September 30, 2024 and is related to our acquisition of Lacework. The $17.9 million change in other income (expense)—net during the nine months ended September 30, 2024 compared to the same period last year, was primarily due to an increase of $16.9 million gain on marketable equity securities and a $1.7 million decrease in foreign currency exchange losses.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2024	September 30, 2023
	(in millions, except percentages)
Provision for income taxes	$197.2	$48.6	$148.6	306%
Effective tax rate (%)	14%	5%

Our effective tax rate was 14% for the nine months ended September 30, 2024 compared to an effective tax rate of 5% for the same period last year. The provision for income taxes for the nine months ended September 30, 2024 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $315.0 million. This provision for income taxes was favorably affected by a tax benefit of $84.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $33.8 million.

The provision for income taxes for the nine months ended September 30, 2023 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $220.9 million, which were offset by a tax benefit of $105.9 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $48.3 million, and the release of reserves of $18.1 million on uncertain tax positions and the accrued interest thereon due to the expiration of statutes of limitations.

Loss from Equity Method Investments

	Nine Months Ended		Change	% Change
	September 30, 2024	September 30, 2023

	(in millions, except percentages)
Loss from equity method investments	$(23.9)	$(32.6)	$8.7	(27)%

Loss from equity method investments decreased $8.7 million during the nine months ended September 30, 2024 compared to the same period last year, primarily driven by our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences improved over the same period last year, partially offset by the OTTI charge of $8.0 million recorded in the second quarter of 2024.

Liquidity and Capital Resources

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$2,489.3	$1,397.9
Short-term and long-term investments	1,162.4	1,021.5
Marketable equity securities	49.0	21.0
Total cash, cash equivalents, investments and marketable equity securities	$3,700.7	$2,440.4
Working capital	$1,336.7	$709.3

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in millions)
Net cash provided by operating activities	$1,780.5	$1,743.8
Net cash used in investing activities	(647.5)	(577.7)
Net cash used in financing activities	(41.3)	(660.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.9)
Net increase in cash and cash equivalents	$1,091.4	$503.9

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases, other capital expenditures and business acquisitions, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock and repurchases of our common stock.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, international conflicts, including the war in Ukraine and the Israel-Hamas war, and our ability to execute. We expect proceeds from the exercise of stock options in future years to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. During the nine months ended September 30, 2024, we repurchased less than 0.1 million shares of common stock under the Repurchase program for an aggregate purchase price of $0.6 million. As of September 30, 2024, approximately $1.03 billion remained available for future share repurchases. In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of November 8, 2024, approximately $2.03 billion remained available for future share repurchases.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $100.0 million and $120.0 million for the fourth quarter of 2024.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 10, Debt, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of September 30, 2024, the long-term debt, net of unamortized discount and debt issuance costs, was $993.8 million.

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

These inventory purchase commitments as of September 30, 2024 totaled $550.0 million, a decrease of $87.3 million compared to $637.3 million as of December 31, 2023 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment position. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 30, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $76.3 million and $84.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages. Our agreements secured supply and pricing for certain product components with contract manufacturers to meet customer demand and to address extended lead times.

Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of supply constraints, rapidly changing technology, and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our current and expected customer demand and revenue levels.

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2024, we had $116.5 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024, our cash, cash equivalents and short-term and long-term investments of $3.65 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $192.8 million as of September 30, 2024 and $199.9 million as of December 31, 2023.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash paid for taxes and macroeconomic impacts such as rising inflation and changing interest rates; and the war in Ukraine and the Israel-Hamas war. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our operating activities during the nine months ended September 30, 2024 provided cash flows of $1.78 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $234.4 million in our deferred revenue during the nine months ended September 30, 2024. In addition, changes in operating assets and liabilities were driven by a decrease of $376.5 million in accounts receivable—net, an increase of $212.2 million in deferred contract costs, an increase of $187.6 million in deferred tax assets, a decrease of $104.9 million in inventory, a decrease of $72.3 million in accrued liabilities and a decrease of $32.0 million in accounts payable.

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

During the nine months ended September 30, 2024, cash used in investing activities was $647.5 million, primarily driven by $281.3 million used for the purchases of property and equipment, $247.0 million used for the acquisitions of Lacework and Next DLP, net of cash and $102.6 million spent for purchases of investments, net of maturities and sales of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan.

During the nine months ended September 30, 2024, cash used in financing activities was $41.3 million, primarily driven by $39.9 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2024 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In accordance with the Internal Controls Guidance, management has excluded Lacework, a privately held data-driven cloud security company, and Next DLP, a privately held data security company, from its assessment of internal control over financial reporting as of September 30, 2024, because Lacework and Next DLP were acquired by us in business combinations during the quarter ended September 30, 2024. Lacework and Next DLP assets represented approximately 3.5% and 1.3% of our consolidated total assets, respectively, excluding the effects of purchase accounting, as of September 30, 2024, and their revenues represented approximately 0.9% and 0.1% of our consolidated total revenue, respectively, for the quarter ended September 30, 2024.

There were no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession or other economic downturn, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, the Israel-Hamas war, tensions between China and Taiwan, or other factors;

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

•our backlog may fluctuate over quarters. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter;

•as the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. We expect billings growth to normalize and lower the impact from backlog fluctuations. For the first three quarters of 2024, the comparably lower backlog contribution to billings has resulted in decreased year-over-year quarterly growth rates;

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

•defects or vulnerabilities in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities in our products or services, failure of our products or services to detect or prevent a security incident or to cause a disruption to operations, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers;

•compromising of our internal enterprise IT networks, our operational networks, our research and development networks, our back-end labs and cloud stacks hosted in our data centers, colocation vendors or public cloud providers, and resulting harm to public perception of our products and services;

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

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, changing interest rates, the war in Ukraine and the Israel-Hamas war, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

Our real estate investments, including construction, acquisition or leasing of new data centers, data center expansions or office buildings, could involve significant risks to our business.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 27% of our total net accounts receivable as of September 30, 2024.

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

Six distributor customers accounted for 65% of our total net accounts receivable in the aggregate as of September 30, 2024. See Note 15. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers that accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

As of September 30, 2024, we had an aggregate of $993.8 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

If we are not successful in continuing to execute our strategy to increase our sales to large- and medium-sized end-customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our products to large- and medium-sized businesses, service providers and government organizations. While we have increased sales in recent periods to large- and medium-sized businesses, our sales volume varies by quarter and there is a risk as to our level of success selling to these target customers. Such sales involve unique sales skillsets, processes and structures, are often more complex and feature a longer contract term and may be at higher discount levels. We also have experienced uneven traction selling to certain government organizations and service providers and MSSPs, and there can be no assurance that we will be successful selling to these customers. Sales to these organizations involve risks that may not be present, or that are present to a lesser extent, with sales to smaller entities. These risks include:

•increased competition from competitors that traditionally target large- and medium-sized businesses, service providers and government organizations and that may already have purchase commitments from those end-customers;

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

Large- and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large- and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large- and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays; in light of current economic conditions and regulations in place by various government authorities, some of these sales cycles are being further extended. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large- and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility from vendors. In addition, large- and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large- and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

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

Risks Related to Our Products and Services, Industry and Customers

Actual, possible or perceived defects, errors or vulnerabilities in our products or services, the failure of our products or services to detect or prevent a security incident or the misuse of our products could harm our and our customers’ operational results and reputation.

Our products and services are complex, and they have contained and may contain defects, errors or vulnerabilities that are not detected until after their commercial release and deployment by our customers. Defects, errors or vulnerabilities may impede or block network traffic, cause our products or services to be vulnerable to electronic break-ins, cause them to fail to help secure our customers or cause our products or services to allow unauthorized access to our customers’ networks, or an unintended disruption to our customers’ operations. Following a review in accordance with our publicly available Product Security Incident Response Team policy, our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. For example, we recently discovered, and subsequently released to customers an advisory update and patch for, a critical vulnerability in our FortiManager product. We are subject to various risks due to the FortiManager vulnerability, including reputational harm, adverse impacts to customer relationships, potential litigation, and additional regulatory scrutiny, which could negatively impact our business, operating results and financial condition. There can be no assurance that posts on our FortiGuard Labs website, including with respect to the recently announced FortiManager vulnerability, will be sufficiently timely, accurate or complete or that those customers will take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted. Additionally, any perception that our products have vulnerabilities, whether or not accurate, and any actual vulnerabilities may harm our operational results and reputation, more significantly as compared to other companies in other industries. Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program or we inadvertently release a product or an update to a product with a defect in it, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders, or our solutions or updates thereto could cause an unintended disruption to our customers’ operations. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation. We cannot ensure that our products will prevent all adverse security events or not cause disruptions to our customers’ operations. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscription or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively or correctly update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks or to disruptions in operations. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to anticipate or add to our FortiGuard databases in time to protect our end-customers’ networks. Our data centers and networks and those of our hosting vendors and cloud service providers may also experience technical failures and downtime, and may fail to distribute appropriate updates, or fail to meet the increased requirements of our customer base. Any such technical failure, downtime or failures in general may temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats.

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

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. For example, recently, an individual gained unauthorized access to a limited number of files stored on our instance of a third-party cloud-based shared file drive, which included limited data related to a small percentage of our customers. We do not currently believe that this incident was material as a result of our assessment of various factors, including, but not limited to, because (i) our operations, products, and services have not been impacted, and (ii) we have identified no evidence of additional access to any other of our resources. As a result, we have not experienced, and do not currently believe that the incident is reasonably likely to have, a material impact to our financial condition, operating results or business. However, we remain subject to various risks due to the incident and its impact, including reputational harm, adverse impacts to customer relationships, potential litigation, and additional regulatory scrutiny. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities in our product software and infrastructure in an effort to gain entry into our customers’ networks. In addition, in general threat actors use dark web forums to sell organizations’ stolen credentials. If threat actors sell valid credentials used by our customers to access our services, it is possible that unauthorized third parties may use such stolen credentials to try to gain access to our services. These and other hacking efforts against us and our customers may be ongoing and may happen in the future.

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

Managing inventory of our products and product components is complex. We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of both product shortages, which may result in lost sales and higher expenses, and excess inventory, which may require us to sell our products at discounts and lead to inventory charges or write-offs.

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics or manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. The conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity.

In response to component shortages in previous periods, we increased our purchase order commitments. Our suppliers have in some instances and may in the future require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 11. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology, product transitions, customer requirements or excess inventory levels. If we ultimately determine that we have excess inventory, we may have to reduce our prices, which may result in inventory charges and/or write-down of inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed billings and revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. For example, we have in the past experienced inventory shortages and excesses due to the variance in demand for certain products from forecasted amounts. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. If we are unable to effectively manage our inventory and that of our channel partners, our results of operations could be adversely affected.

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

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers, additionally third-party manufacturing cost increases and changes in the geopolitical environment could result in lower gross margins and free cash flow.

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine and the Israel-Hamas war or tensions between China and Taiwan, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 90% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

If we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if actual demand does not directly match with our demand forecasts, due to our purchase order commitments, we in some instances have been required to and may in the future be required to accept or pay for components and finished goods. This may result in us discounting our products or excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins. Our reliance on a limited number of suppliers involves several additional risks, including:

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

Our FortiGuard and other security subscription services may falsely detect, report and act on viruses or other threats that do not actually exist. This risk is heightened by the inclusion of heuristics, machine learning (“ML”) or artificial intelligence (“AI”) features in our products, which attempt to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. With these features in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our FortiGuard and other security subscription services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Microsoft Azure, Amazon Web Services and Google Cloud co-location providers, such as Equinix, and our own data centers and PoPs, and any availability interruption in any of these cloud solutions could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or co-location providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology, IP or sales force into our existing business and operations, and the acquisitions may negatively impact our financial results. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, sales support, cyber risk management and compliance and other processes and systems, with our current systems and processes. We may also find that the personnel of the companies we acquire do not adequately adhere to our corporate policies and it may take time to bring them in line with our policies and standards. If we are unable to do so efficiently or effectively, our reputation and business, operating results and financial condition could be adversely impacted.

The results of certain businesses that we invest in, such as Linksys, are, or may in the future, be reflected in our operating results, and we depend on these companies to provide us financial information in a timely manner in order to meet our financial reporting requirements. We may experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Further, we are required to record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges, which may adversely affect our financial condition and results of operations. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues. We also may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could negatively impact our operating results and result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

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

For example, the GDPR imposes stringent data handling requirements on companies that operate in the EU or receive or process personal data about individuals in the EU in certain contexts. Non-compliance with the GDPR could result in data protection audits and significant penalties, heavy fines imposed on us and bans on other businesses’ use of our services. Compliance with, and the other burdens imposed by, the GDPR and local regulatory authorities may limit our ability to operate or expand our business in the EU and could adversely impact our operating results. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for the transfer of GDPR-regulated personal data to recipients in the United States and calling into question the validity of certain popular alternative mechanisms for addressing GDPR restrictions on transfers to the United States and other areas where we operate. The Privacy Shield has now been replaced with the EU-U.S. Data Privacy Framework following certain changes to U.S. law intended to address the concerns underlying that court decision with respect to transfers of personal data to the United States. As of September 2024, we are an active participant in the Framework. However, there remains a possibility that our business could be negatively impacted by restrictions on transfers of GDPR-regulated personal data (including transfers made by our customers) to other areas we operate. In addition, it is possible that the updates to U.S. law may ultimately be deemed insufficient in a court case similar to the one that invalidated Privacy Shield. The mere possibility of this outcome, and our reliance on global data transfers within our corporate family and between us and our service providers, may create challenges for us to compete with companies that may be able to offer services in which personal data never exits the EU, thereby avoiding risks of noncompliance with GDPR data transfer restrictions.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2024, the closing price of our common stock ranged from $55.39 to $77.55 per share.

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

In January 2024, our board of directors approved a $500.0 million increase in the authorized share repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. As of September 30, 2024, approximately $1.03 billion remained available for future share repurchases. In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of November 8, 2024, approximately $2.03 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, changing interest rates, changes to government spending and regulations, and weakening product demand could adversely affect our business and financial performance.

Economic challenges caused by the economic downturn, any resulting recession, inflation or change in interest rates can weaken and harm our financial position. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the United States significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In August 2024, we repurchased less than 0.1 million shares of common stock as part of publicly announced plan or program in open-market transactions at a weighted-average price of $54.99 per share. As of August 31, 2024, $1.03 billion remained available for future share repurchases under the Repurchase Program. We had no stock purchase in July or September 2024.

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of November 8, 2024, approximately $2.03 billion remained available for future share repurchases.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2024
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2024
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)